Form 10-Q
period 1996-09-30
UNIVISION COMMUNICATIONS INC
filed 1996-11-15
CIK 1017008

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED SEPTEMBER 30, 1996     COMMISSION FILE NUMBER:  001-12223



                         UNIVISION COMMUNICATIONS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        DELAWARE                                          NO. 95-4398884
(STATE OF INCORPORATION)                       (I.R.S. EMPLOYER IDENTIFICATION)



                         UNIVISION COMMUNICATIONS INC.
                      1999 AVENUE OF THE STARS, SUITE 3050
                         LOS ANGELES, CALIFORNIA  90067
                              TEL: (310) 556-7676
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  YES         NO   X  .
                                              -----      -----
There were 42,612,180 shares of Common Stock, $.01 par value, outstanding as of October 31, 1996.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                     INDEX



PART I - FINANCIAL INFORMATION:

    Financial Terms   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
    Financial Introduction  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

    Item 1. Consolidated Financial Statements

         Condensed Consolidated Statements of Operations for the three and nine
             months ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

         Condensed Consolidated Balance Sheets at September 30, 1996 and December 31, 1995  . . . . . . . . . . .   6

         Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

         Notes to the Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .   9

    Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .  14


PART II - OTHER INFORMATION:

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 2.    Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 3.    Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 5.    Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 6.    Exhibits and Reports on form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                FINANCIAL TERMS


The following terms are used in this Form 10-Q to refer to the companies and operations indicated:

"Acquisition" means the December 1992 acquisition of the Network and UTG (excluding the Chicago and Houston O&Os) by Perenchio, Televisa and Venevision.

"Affiliated Stations" means the nine full-power and fourteen low-power television stations with which the Company has Affiliation Agreements.

"Affiliation Agreements" means the affiliation agreements between the Company and each Affiliated Station and Cable Affiliate.

"Broadcast Affiliates" means the O&Os and the Affiliated Stations.

"Broadcast Cashflow" means earnings before corporate charges, interest, taxes, depreciation and amortization.

"Cable Affiliates" means the approximately 740 cable television systems with which Univision has Affiliation Agreements. These cable television systems retransmit the Network satellite signal and are not located in DMAs where the Company has full-power Broadcast Affiliates.

"Combined Net Time Sales" means time sales of both UTG and the Network from broadcasting, including barter and trade and television subscription revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation and taxes other than withholding taxes.

"EBITDA" means earnings before interest, taxes, depreciation and amortization.

"Entravision" means Entravision Communications, Inc., L.L.C., which owns seven of the Company's Affiliated Stations.

"Galavision" means the Galavision Spanish-language general entertainment basic cable network owned by the Company effective as of July 1, 1996.

"Hispanic" means all persons in the U.S. of Hispanic descent or origin.

"Hispanic Households" means all U.S. households with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household.

"Network" or "UNLP" means the Univision Spanish-language television network owned by the Company and one of the Company's subsidiaries; the Network is a partnership that prior to the Reorganization was controlled by the Principal Stockholders.

"New Bank Facility" - The Company's new credit agreement dated September 26, 1996, which provides for aggregate commitments of up to $600 million and imposes financial and other restrictions on the Company.

"Old Bank Facility" means UTG's old bank credit agreement that was terminated as part of the Reorganization.

"O&Os" means the eleven full-power and seven low-power television stations owned and operated by the Company.

"Offering" means the sale of shares of Class A Common Stock by the Company in its initial public offering consummated on October 2, 1996.

"PCI" means Perenchio Communications, Inc. which changed its name to Univision Communications Inc. in June 1996.

"Perenchio" means A. Jerrold Perenchio and his affiliates.

"Principal Stockholders" means Perenchio, Televisa and Venevision.

"Program Cost Sharing Agreement" means the cost sharing agreement among the Network, Televisa and Venevision (which was terminated as part of the Reorganization).

"Program License Agreements" means the amended and restated program license agreements between the Company and Televisa and the Company and Venevision (which became effective as part of the Reorganization).

"PTIH" means PTI Holdings, Inc., a subsidiary of the Company.

"Reorganization" means the reorganization of the Company immediately prior to the closing of the Offering.

"Sponsor Loans" means the loans made to the Company by Televisa and Venevision each quarter since the Acquisition.

"Televisa" means Grupo Televisa, S.A. and its affiliates.

"UCI" or the "Company" means Univision Communications Inc. and its wholly-owned subsidiaries, after giving effect to the Reorganization.

"Univision Affiliates" means the Broadcast Affiliates and the Cable Affiliates.

"UTG" means Univision Television Group, Inc., the Company's subsidiary that owns and operates the O&Os.

"UNHP" means The Univision Network Holding Limited Partnership, the entity that owned substantially all of the partnership interests in the Network prior to the Reorganization and that was liquidated as part of the Reorganization.

"Venevision" means Corporacion Venezolana de Television, C.A. and its affiliates.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                             FINANCIAL INTRODUCTION



UCI's initial public offering of its Class A Common Stock was declared effective on September 26, 1996. UCI also entered into a New Bank Facility on September 26, 1996.

UCI did not complete all of the transactions of the Reorganization until October 2, 1996 (see Note 5). The historical results of UCI in this document include the operations of UTG and exclude the operations of the Network since the Network was acquired after September 30, 1996. Pro forma financial statements and management's discussion and analysis of financial condition and results of operations have been provided in Part II (Item 5) of this document which reflects the combined operations of the Network and UTG as if the Network were acquired on January 1, 1995.

The businesses of UTG and the Network prior to the Reorganization were under separate management and ownership structures and were operated as two distinct businesses. Notwithstanding this separation, the business operations of UTG and the Network remained substantially dependent on one another. UTG is dependent on the Network for programming and advertising sales support while UTG represents 78% of the Network's total coverage of Hispanic Households in the U.S.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements of UCI (formerly PCI), and UNHP included in the Company's Form S-1.

PART 1, ITEM 1.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ----------------------------      ----------------------------
                                                            1996             1995             1996             1995
                                                       ----------------------------      ----------------------------
                                                                         (Restated)                        (Restated)
Net revenues                                           $    48,462      $   42,777       $   139,882      $   125,056

Direct operating expenses                                    8,324            7,527           24,600           22,643

Selling, general and administrative expenses                13,942           13,320           44,641           39,063

Corporate charges                                            2,566            1,798            6,050            4,863

Depreciation and amortization                                8,909            8,417           26,057           24,954
                                                       -----------      -----------      -----------      -----------

Operating income                                            14,721           11,715           38,534           33,533

Interest expense                                            11,906           10,251           32,206           30,934

Amortization of deferred financing costs                       843              949            2,592            3,269

Non recurring expense of acquired station                        -            1,750                -            1,750

Minority interest in net income (loss)
  of consolidated subsidiary                               (2,125)               36          (1,851)              525
                                                       ----------       -----------      ----------       -----------

Income (loss) before taxes and extraordinary
  loss on extinguishment of debt                             4,097          (1,271)            5,587          (2,945)

Provision for income taxes                                   1,639                -            2,235                -
                                                       -----------      -----------      -----------      -----------

Income (loss) before extraordinary loss on
  extinguishment of debt                                     2,458          (1,271)            3,352          (2,945)

Extraordinary loss on extinguishment of debt
  (net of tax benefit of $1,615 and $2,151 in the
  three and nine month periods ended 9/30/96)             (10,913)            (433)         (11,558)            (433)
                                                       ----------       ----------       ----------       ----------

Net loss                                               $   (8,455)      $   (1,704)      $   (8,206)      $   (3,378)
                                                       ==========       ==========       ==========       ==========


Income (loss) per share before extraordinary loss      $      0.15      $     (0.56)     $      0.20      $     (1.29)
Extraordinary loss per share                                 (0.66)           (0.19)           (0.69)           (0.19)
                                                       -----------      -----------      -----------      -----------

Net loss per share                                     $     (0.51)     $     (0.75)     $     (0.49)     $     (1.48)
                                                       ===========      ===========      ===========      ===========

Weighted average common shares outstanding              16,640,056        2,280,105       16,640,056        2,280,105
                                                       ===========      ===========       ==========      ===========





            See notes to condensed consolidated financial statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)



                                                                        SEPTEMBER 30,                    DECEMBER 31,
                                                                             1996                            1995
                                                                        -------------                 ----------------
ASSETS                                                                    (Unaudited)                     (Restated)

Current assets:

Cash and cash equivalents                                               $    93,462                     $    14,029

Trade accounts receivable, less allowance for doubtful accounts
  of $4,761 in 1996 and $3,853 in 1995                                       33,850                          37,951

Due from the Network                                                         43,468                               -

Prepaid expenses and other                                                    5,393                           3,043
                                                                        -----------                     -----------

Total current assets                                                        176,173                          55,023

Property and equipment, less accumulated depreciation
  of $18,707 in 1996 and $13,888 in 1995                                     28,886                          25,557

Intangible assets, less accumulated amortization
  of $107,662 in 1996 and $86,498 in 1995                                   428,663                         449,383

Deferred financing costs, less accumulated amortization
  of $ - 0 - in 1996 and $13,597 in 1995                                      8,645                          12,193

Deferred income taxes                                                         2,000                           2,000

Other assets                                                                  2,441                           1,746
                                                                        -----------                     -----------

Total assets                                                            $   646,808                     $   545,902
                                                                        ===========                     ===========





           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)



                                                                        SEPTEMBER 30,                    DECEMBER 31,
                                                                             1996                            1995
                                                                        -------------                 ------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT                                     (Unaudited)                     (Restated)

Current liabilities:

Accounts payable and accrued liabilities                                $    35,982                     $    41,266
Due to the Network                                                                -                          64,505
Accrued interest                                                                  -                           6,281
Program rights obligations                                                      677                           1,899
Current portion of long-term debt                                            30,311                          17,313
                                                                        -----------                     -----------

Total current liabilities                                                    66,970                         131,264

Bank debt and other                                                         370,760                         150,022
Senior Subordinated Notes                                                         -                          92,050
Junior Subordinated Notes                                                     8,487                           7,768
Other long-term liabilities                                                   1,424                           1,301
Program rights obligations, net of current portion                              416                             753
Related party debt                                                          120,701                         112,381
Sponsor Loans, including accrued interest                                   148,941                         108,361
Minority interest                                                            17,208                          19,059

Stockholders' deficit:
Common Stock, $.01 par value (47,660,000 shares
  authorized and 2,280,105 shares issued and outstanding)                        23                              23

Preferred Stock, $.01 par value (108,000 shares
  authorized and 90,000 shares issued and outstanding)                            1                               1

Accumulated deficit                                                         (88,123)                        (77,081)
                                                                        -----------                     -----------

Total stockholders' deficit                                                 (88,099)                        (77,057)
                                                                        -----------                     -----------

Total liabilities and stockholders' deficit                             $   646,808                     $   545,902
                                                                        ===========                     ===========





           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      1996                    1995
                                                                             -------------           -------------
                                                                                                        (Restated)
Net loss                                                                     $     (8,206)            $     (3,378)
Adjustments to reconcile net loss to net cash from operating activities:
  Depreciation                                                                      4,893                    3,775
  Amortization of intangible assets and deferred financing costs                   23,756                   24,448
  Accretion of interest                                                            13,477                    9,056
  Non recurring expense of acquired station                                             -                    1,750
  Minority interest                                                                (1,851)                     525
  Extraordinary loss on extinguishment of debt                                     13,709                      433
Changes in assets and liabilities:
  Accounts receivable                                                               4,101                      250
  Due to the Network                                                              (18,084)                 (20,392)
  Prepaid and other assets                                                         (3,046)                   1,314
  Accrued interest portion of long-term debt                                       (5,284)                  (3,843)
  Accounts payable and accrued liabilities                                         (6,281)                  (2,418)
  Obligations for program rights                                                   (2,003)                  (3,915)
  Other, net                                                                          122                      811
                                                                             ------------            -------------
Net cash provided by  operating activities                                         15,303                    8,416

Cash flow from investing activities:
  Acquisition of property and equipment                                            (8,236)                  (7,677)
                                                                             ------------             ------------
Net cash used in investing activities                                              (8,236)                  (7,677)

Cash flow from financing activities:
  Proceeds from issuance of long-term debt                                        436,000                   39,000
  Repayments of long-term debt                                                   (202,250)                 (69,543)
  Proceeds from Sponsor Loans                                                      38,381                   33,606
  Reduction in Sponsor Loans - Program Cost Sharing Agreement                      (5,074)                       -
  Defeasance of Senior Subordinated Notes                                         (70,276)                       -
  Repurchase of Senior  Subordinated Notes                                        (25,881)                  (4,365)
  Advances to the Network                                                         (29,889)                   9,739
  Distribution to the partners                                                    (60,000)                       -
  Deferred financing costs                                                         (8,645)                     (62)
                                                                             ------------             ------------
Net cash provided by financing activities                                          72,366                    8,375

Net increase in cash and cash equivalents                                          79,433                    9,114
Cash and cash equivalents, beginning of year                                       14,029                    5,869
                                                                            -------------            -------------
Cash and cash equivalents, end of period                                    $      93,462            $      14,983
                                                                            =============            =============

Supplemental disclosure of cash flow information:
Interest paid during the period                                             $      25,921            $      24,272
                                                                            =============            =============





           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


1.   ORGANIZATION AND ACQUISITION

     Through October 1, 1996, Univision Communications Inc. ("UCI") and its 80% owned subsidiary, PTI Holdings, Inc. ("PTIH") were beneficially owned by affiliates of A. Jerrold Perenchio (together with his affiliates "Perenchio"), affiliates of Grupo Televisa, S.A. de C.V. (together with its affiliates, "Televisa") and Dennevar, B.V., an affiliate of Venevision International Limited (together with its affiliates, "Venevision"), (collectively, the "Principal Stockholders"). Perenchio Television, Inc. ("PTI") was a wholly-owned subsidiary of PTIH and Univision Television Group, Inc. ("UTG") was a wholly-owned subsidiary of PTI. PTI was merged with and into PTIH. UCI and PTIH are holding companies and otherwise inactive. UCI and its subsidiaries are referred to as "the Company".

     Effective October 2, 1996, as part of the Offering and Reorganization, PTIH became a wholly-owned subsidiary of the Company and the Company and one of the Company's subsidiaries acquired UNHP and the Network. On October 2, 1996, UNHP was liquidated. Each of Televisa and Venevision also own warrants to acquire from UCI additional shares of UCI, which warrants cannot be exercised by either Televisa or Venevision (or by any other non-U.S. citizen) unless the foreign ownership restrictions of the Communications Act of 1934 are amended to permit increased alien ownership. Subject to certain restrictions, Televisa and Venevision may transfer such warrants. In the event Televisa and Venevision exercise these warrants, their ultimate ownership of UCI would be 20.3% each.

     On December 17, 1992 (effective close of business December 16, 1992), Univision Station Group, Inc. ("USG") and KTVW, Inc. ("KTVW") were acquired by Perenchio, Televisa and Venevision with USG as the surviving corporation changing its name to UTG.

     UCI and its subsidiaries had no operations prior to the acquisitions. The aggregate purchase price for USG and KTVW was approximately $489,000,000, including approximately $11,000,000 of acquisition costs. A subordinated note due from PTIH to the seller (which was subsequently sold to a third party and then sold to the public as a series of notes) financed $5,442,000 of the purchase price. These subordinated notes are not guaranteed in any form by PTI nor secured by its assets. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at the fair values at the date of the acquisition. In addition to current assets and liabilities, the purchase price was allocated principally to property and equipment of approximately $22,000,000 and intangible assets of approximately $473,000,000 comprised of approximately $270,000,000 attributable to affiliation agreements, approximately $156,500,000 attributable to FCC television broadcast licenses and approximately $46,500,000 attributable to all other intangible assets including goodwill.

     On August 2, 1994, the Company completed its acquisition of all of the stock of Combined Broadcasting of Chicago, Inc. The purchase price was approximately $36,000,000, plus the assumption of program rights obligations totaling approximately $11,000,000. The unpaid portion of program rights obligations is payable in varying amounts through the year 1999. The acquisition was financed with borrowings from the Bank Facility. Substantially all of the purchase price has been allocated to intangible assets.

     On September 30, 1994, the Company completed its acquisition of all of the stock of Pueblo Broadcasting Corporation which owned and operated a television station affiliated with the Network serving Houston, Texas.
     The purchase price was approximately $20,000,000 and was financed with borrowings from the Old Bank Facility and cash generated through operations. Substantially all of the purchase price has been allocated to intangible assets. The impact of the Chicago and Houston acquisitions were not material to the Company's financial statements taken as a whole.

     The accompanying interim period 1995 financial statements have been restated to reflect an expense of $1,750,000 which had been previously accrued as part of the purchase price of an acquired station. The loss per share impact of this restatement on the loss before extraordinary loss and net loss applicable to common stockholders is $(0.77).

     The Company owns and operates eleven Spanish-language full-power television stations serving New York, Los Angeles, Miami, San Antonio, San Francisco, Fresno, Dallas, Phoenix, Albuquerque, Houston and Chicago and seven Spanish-language low-power television stations serving Hartford, Forth Worth, Philadelphia, Tucson, Austin, Albuquerque and Bakersfield. The Company's television stations are affiliated with the Spanish-language television network owned and operated by The Univision Network Limited Partnership (the "Network"), which is also ultimately beneficially owned by the Principal Stockholders.

     Through October 1, 1996, the businesses of UTG and the Network were under separate management and ownership structures. Notwithstanding this separation, the business operations of UTG and the Network remain substantially dependent on one another. UTG is dependent on the Network for programming and advertising sales support while UTG represented 78% of the Network's total coverage of Hispanic Households in the U.S.

2.   UNAUDITED FINANCIAL STATEMENTS

     Certain reclassifications have been made to the prior year financial statements to conform with the current presentation.

3.   EARLY EXTINGUISHMENT OF DEBT

     During the quarter ended September 30, 1996, UTG purchased at a premium $11,775,000 face amount of its 11 -3/4% Senior Subordinated Notes due 2001 (the "Senior Subordinated Notes"), resulting in an extraordinary loss of $931,000, including the write-off of the related financing costs. The remaining face amount of the Senior Subordinated Notes of $67,625,000 was defeased, resulting in an extraordinary loss of $11,597,000, including the write-off of the remaining related financing costs of $8,946,000. During the nine months ended September 30, 1996, UTG purchased and/or defeased at a premium $92,050,000 face amount of its Senior Subordinated Notes, resulting in an extraordinary loss of $13,709,000, including the write-off of the related financing costs. The related income tax benefits netted against these extraordinary losses were $1,615,000 and $2,151,000 for the three and nine month periods ended September 30, 1996. During the three and nine months ended September 30, 1995, UTG purchased at a premium
    $4,050,000 face amount of its Senior Subordinated Notes, resulting in an extraordinary loss of $433,000, including the write-off of the related financing costs.

4.  WEIGHTED AVERAGE SHARES

    Historical weighted average common shares outstanding, for the three and nine month periods ended September 30, 1996, are based on the actual shares of Common Stock outstanding at September 30, 1996 and include the effect of outstanding warrants, with an exercise price of $0.13 per share, as Common Stock equivalents since in both 1996 periods income was generated before taxes and extraordinary loss on extinguishment of debt and, therefore, such warrants are dilutive. For the three and nine month periods ended September 30, 1995, such warrants were excluded from the historical weighted average common shares outstanding since their effect was anti-dilutive.

    As required, historical weighted average common shares outstanding have been retroactively restated to reflect the stock dividend of 227.010528 shares for each common share, that occurred on October 2, 1996. Historical weighted average common shares have not been adjusted for the common stock issued in connection with the exchange of the preferred stock of PCI, the exchange of the common stock of PTIH, the acquisition of the partnership interests of UNHP, and the Offering all of which closed on October 2, 1996.

    Weighted average common shares outstanding have been calculated as follows:

                                                                                      1996                 1995
                                                                                 ---------------      ---------------
     Historical weighted average common shares outstanding                                10,000               10,000
     Reorganization stock dividend (227.010528 shares
       for each common share)                                                          2,270,105            2,270,105
                                                                                 ---------------      ---------------
     Weighted average common shares before dilutive effect
        of common stock equivalents                                                    2,280,105            2,280,105
                                                                                 ---------------      ---------------
     Common stock equivalents:
     Warrants                                                                         14,440,820                    -
     Consideration upon exercise of warrants
       ($0.1288 for each warrant) $1,859,978
     Less: Repurchased shares with proceeds from warrants
       (assuming $23 per share)                                                         (80,869)                    -
                                                                                 --------------       ---------------
     Common stock equivalents                                                         14,359,951                    -
                                                                                 ---------------      ---------------
     Weighted average common shares                                                   16,640,056            2,280,105
                                                                                 ===============      ===============

     Effective October 2, 1996, the Company issued additional common stock in exchange for the outstanding preferred stock of PCI, the outstanding common stock of PTIH and the partnership interests in UNHP. Subsequent to these transactions, and the Offering of Class A Common Stock that closed on October 2, 1996, the Company had 42,612,180 weighted average common shares outstanding before common stock equivalents.

5.   THE OFFERING AND REORGANIZATION

     On September 26, 1996, UCI's initial public offering of 9,395,500 shares of its Class A Common Stock was declared effective. In connection with the Offering, on October 2, 1996 the operations of UTG and the Network were combined and the ownership reorganized under UCI.

     Concurrent with the Offering, the Company exchanged PCI preferred stock and PTIH common and preferred stock outstanding for PCI common stock resulting in 126,666 common shares outstanding prior to the Reorganization.

     The Company consummated the following transactions concurrent with the Offering and Reorganization:

     (a) On September 30, 1996, the Company entered into the New Bank Facility and repaid $165 million owing under, and terminated, the Old Bank Facility;

     (b) On September 30, 1996, the Company defeased UTG's Senior Subordinated Notes by, among other things, depositing $74.2 million with the trustee under the indenture governing such notes;

     (c) On September 30, 1996, the Network made a distribution to its partners in the amount of $60 million. UCI advanced the Network $60 million to fund this distribution;

     (d) On September 30, 1996, the Program License Agreements were amended, the Program Cost Sharing Agreement (which required Televisa and Venevision to reimburse the Company for one-half of the cost of certain productions produced or acquired by the Company) was terminated and the management fee to the Principal Stockholders of 3% of Combined Net Time Sales was eliminated. Under the amended Program License Agreements, the royalty rate will be 11% from October 1, 1996 through December 31, 1996 and will increase to 13.5% for 1997 and to 15% for all years thereafter, and the Company will receive no cost sharing reimbursements;

     (e) On October 2, 1996, the Company acquired the Network from its partners in exchange for 19,014.5 shares of Common Stock and $40 million in cash, UTG became a wholly-owned subsidiary of the Company, and the Company effected a dividend of 227.0 shares on each share of Class P Common Stock, Class T Common Stock and Class V Common Stock, and the warrants were adjusted to reflect the new capital structure of the Company;

     (f) On October 2, 1996, the Company paid $88 million to the Principal Stockholders and their affiliates, representing payment of outstanding principal of and accrued interest on certain debentures and accrued dividends on certain preferred stock issued by the Company and its subsidiaries in connection with the "Acquisition" and approximately $43 million to the Principal Stockholders and their affiliates, representing full payment of outstanding principal of, and interest on, certain notes issued in payment of certain accrued dividends as of December 31, 1995;

     (g) On October 2, 1996, the Company paid $149 million to Televisa and Venevision, representing full payment of outstanding principal of, and accrued interest on, all amounts owed to them by UTG with respect to Sponsor Loans made subsequent to the Acquisition, and the obligations to make the Sponsor Loans terminated;

     (h) On October 2, 1996, the Company paid $15.3 million to Televisa, representing full payment of outstanding principal of and accrued interest on the note issued by the Company as of July 1, 1996 to Televisa as payment for the acquisition of Galavision.

     As a result of the Reorganization and the Offering, Univision will report financial information on a consolidated basis that includes the Network. Accordingly, supplemental data giving effect to the above, on a consistent basis with that presented in the Company's Form S-1, are included herein on a pro forma basis. See Supplemental Data in Part II, Item 5.

PART I, ITEM 2

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


The following management's discussion and analysis describes the results of operations of UCI for the three and nine month periods ended September 30, 1996 as compared to the three and nine month periods ended September 30, 1995.

RESULTS OF OPERATIONS

Prior to the Reorganization, UCI's major asset was its investment in UTG and substantially all of its revenues were derived from UTG. UTG's net revenues are derived from the O&Os and include gross advertising revenues generated from the sale of national and local spot advertising time plus an allocation of Network gross revenues, net of agency commissions. Based on the current Affiliation Agreements, the Network and UTG share net advertising revenues.
The net advertising revenues shared consist of the local and national advertising revenues generated by the O&Os and the portion of Network advertising revenues that is represented by each O&O's percentage of total Network coverage. These revenues are allocated 62% to the O&Os and 38% to the Network. For example, if an O&O represents 20% of the Network's coverage, then the sum of 20% of Network advertising revenues and all of such O&O's national and local advertising revenues would be allocated 62% to UTG and 38% to the Network. Also included in net revenues are other miscellaneous revenues.

Direct operating expenses consist of programming and news costs and general operating costs.

UCI CONSOLIDATED

REVENUES. Net revenues increased to $48,462,000 for the three months ended September 30, 1996 from $42,777,000 for the same period in 1995, an increase of $5,685,000 or 13.3%. The increase is due to higher local and national spot net revenues of $4,565,000, primarily from Los Angeles, Houston, Chicago and Miami, with increases at all other stations except for New York and San Francisco, and an increase in UCI's share of Network net revenues of $2,968,000. These net revenue increases were predominantly driven by increased prices for advertising spots. These net increases were partially offset by the Network's share of higher local and national net revenues of $1,598,000.

A major initiative has been implemented to improve the performance of the New York station. In addition to improvements in the station's sales and research organizations, a significant advertising and promotional campaign has been implemented to increase the awareness among advertisers about the New York Hispanic community and the advertisers' ability to reach that audience through the New York station.

The San Francisco decrease is due to an overall softness in the San Francisco advertising market. In order to improve its signal and coverage, the Company is in the process of building and relocating the San Francisco station's tower and transmitter. This should be completed in the latter part of 1997.

Net revenues increased to $139,882,000 for the nine months ended September 30, 1996 from $125,056,000 for the same period in 1995, an increase of $14,826,000 or 11.9%. The increase is due to higher local and national spot net revenues of $16,657,000, primarily from Los Angeles, Miami, Houston and Chicago, with increases at all other stations except for New York, and an increase in UCI's share of Network net revenues of $4,867,000. These net increases were partially offset by the Network's share of higher local and national net revenues of $6,330,000.

EXPENSES. Direct operating expenses increased to $8,324,000 and $24,600,000 for the three and nine months ended September 30, 1996 from $7,527,000 and $22,643,000 for the same periods in 1995, an increase of $797,000 or 10.6% and $1,957,000 or 8.6%, respectively. For both periods, the increase is primarily due to increases in programming, news, and technical costs. As a percentage of net revenues, direct operating expenses decreased from 17.6% in the three months ended September 30, 1995 to 17.2% in 1996 and decreased from 18.1% in the nine months ended September 30, 1995 to 17.6% in 1996.

Selling, general and administrative expenses increased to $13,942,000 and $44,641,000 for the three and nine months ended September 30, 1996 from $13,320,000 and $39,063,000 for the same periods in 1995, an increase of $622,000 or 4.7% and $5,578,000 or 14.3%, respectively. For both periods, the increase is primarily due to increased selling costs associated with higher sales, increases in corporate sales support and increased research fees. As a percentage of net revenues, selling, general and administrative expenses decreased from 31.1% in the three months ended September 30, 1995 to 28.8% in 1996 and increased from 31.2% in the nine months ended September 30, 1995 to 31.9% in 1996.

CORPORATE CHARGES. Corporate charges increased to $2,566,000 and $6,050,000 for the three and nine months ended September 30, 1996 from $1,798,000 and $4,863,000 for the same periods in 1995, an increase of $768,000 or 42.7% and $1,187,000 or 24.4%, respectively. The increase is primarily due to the accrual of additional compensation costs. As a percentage of net revenues, corporate charges increased from 4.2% in the three months ended September 30, 1995 to 5.3% in 1996 and increased from 3.9% in the nine months ended September 30, 1995 to 4.3% in 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $8,909,000 and $26,057,000 for the three and nine months ended September 30, 1996 from $8,417,000 and $24,954,000 for the same periods in 1995, an increase of $492,000 or 5.8% and $1,103,000 or 4.4%, respectively. For both periods, the increase is primarily a result of increased capital expenditures.

OPERATING INCOME. As a result of the above factors, operating income increased to $14,721,000 and $38,534,000 for the three and nine months ended September 30, 1996 from $11,715,000 and $33,533,000 for the same periods in 1995, an increase of $3,006,000 or 25.7% and $5,001,000 or 14.9%, respectively. As a percentage of net revenues, operating income increased from 27.4% in the three months ended September 30, 1995 to 30.4% in 1996 and increased from 26.8% in the nine months ended September 30, 1995 to 27.5% in 1996.

INTEREST EXPENSE. Interest expense increased to $11,906,000 and $32,206,000 for the three and nine months ended September 30, 1996 from $10,251,000 and $30,934,000 for the same periods in 1995, an increase of $1,655,000 or 16.1% and $1,272,000 or 4.1%, respectively. For both periods, the increase is primarily a result of increased Sponsor Loan and related party debt balances offset in part by a decrease in bank debt interest.

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS. As a result of the above factors, income before extraordinary items increased to $2,458,000 and $3,352,000 for the three and nine months ended September 30, 1996 from losses of $1,271,000 and $2,945,000 for the same periods in 1995.

EXTRAORDINARY LOSS. During the three months ended September 30, 1996, UTG purchased at a premium, $11,775,000 face amount of its Senior Subordinated Notes, resulting in an extraordinary loss of $931,000, including the write-off of the related financing costs. The remaining face amount of the Senior Subordinated Notes of $67,625,000 was defeased, resulting in an extraordinary loss of $11,597,000, including the write-off of the remaining related financing costs of $8,946,000. During the nine months ended September 30, 1996, UTG purchased and/or defeased at a premium $92,050,000 face amount of its Senior Subordinated Notes, resulting in an extraordinary loss of $13,709,000, including the write-off of the related financing costs. The related income tax benefits of $1,615,000 and $2,151,000 for the three and nine months ended September 30, 1996 are netted against the extraordinary losses. During the three and nine months ended September 30, 1995, UTG purchased at a premium $4,050,000 face amount of its Senior Subordinated Notes, resulting in an extraordinary loss of $433,000, including the write-off of the related financing costs.

NET LOSS. As a result of the above factors, the net loss increased to $8,455,000 and $8,206,000 for the three and nine months ended September 30, 1996 from $1,704,000 and $3,378,000 for the same periods in 1995, an increase of $6,751,000 and $4,828,000, respectively. As a percentage of net revenues, the net loss increased from 4.0% in the three months ended September 30, 1995 to 17.4% in 1996 and increased from 2.7% in the nine months ended September 30, 1995 to 5.9% in 1996.

UCI LIQUIDITY AND CAPITAL RESOURCEs

Univision's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings. Capital expenditures include UTG and the Network based on UCI acquiring the Network on October 2, 1996.

The proceeds of the Offering and borrowings under the New Bank Facility, along with cash flow from operations, provided the resources necessary to repay the amounts owing under and to terminate the Old Bank Facility, to defease the Senior Subordinated Notes, make a $100 million distribution and payment to the Network partners, pay all outstanding principal and accrued interest on all amounts loaned by the Principal Stockholders to UTG as Sponsor Loans, reclassify the preferred stock and pay accrued dividends thereon and repay other related party debt, pay the Galavision note, and to fund the Entravision investment. Additional amounts under the New Bank Facility, together with cash flow from operations, will be used for debt service, capital expenditures, working capital and other general corporate purposes.

In connection with the Reorganization, the Company entered into the New Bank Facility with a syndicate of commercial banks and other lenders. The New Bank Facility consisted of a $400 million amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003 and a $200 million reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date.

The New Bank Facility will also permit the lenders thereunder to advance up to an additional $250 million of term loans (the "Incremental Facility") although there are no commitments at this time to lend any such additional amounts.

The Term Facility amortizes quarterly commencing in 1997 with $40 million required to be repaid during 1997. The Revolving Credit Facility will have quarterly scheduled reductions in availability beginning in 1999. If any loans are made available under the Incremental Facility, such loans will be amortized beginning on March 31, 1999 and will be repaid in full on or before August 31, 2004.

In addition to the scheduled amortization of the Term Facility and scheduled reductions of the Revolving Credit Facility described above, 66 2/3% of "excess cash flow" of the Company (50% if certain leverage tests are satisfied) will be applied each year first to ratably reduce loans made under the Term Facility and the Incremental Facility and thereafter to reduce the availability under the Revolving Credit Facility. In addition, proceeds from the sale or other disposition of assets outside of the ordinary course of business and 80% of the proceeds of equity offerings by the Company (other than the Offering) will be similarly applied. Any such mandatory prepayments will ratably reduce each remaining installment or scheduled reduction of the Term Facility, the Revolving Credit Facility or the Incremental Facility, as the case may be.

The New Bank Facility may be voluntarily prepaid by the Company at any time without premium or penalty.

Loans made under the New Bank Facility bear interest at rates determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). Interest rates range from a reserve-adjusted Eurodollar rate plus 0.75% to 1.50% per annum. The Company has the option to elect a prime rate also determined by reference to the Leverage Ratio. Under such option interest rates range from the prime rate to the prime rate plus 0.25% per annum.

The New Bank Facility is guaranteed by the Company's subsidiaries and is secured by a security interest in substantially all of the personal property assets of the Company and its subsidiaries (subject to limitations of federal law in the case of FCC licenses of the O&Os).

The New Bank Facility contains limitations on the incurrence of debt and liens by the Company and its subsidiaries, the payment of dividends and the disposition of assets, financial performance tests and other restrictions typical of leveraged credits.

In addition to customary events of default, it will be an event of default if a change of control occurs (defined as a person or person other than A. Jerrold Perenchio or his permitted transferees gaining voting control of the Company).

Financing activities to fund Univision's operations are anticipated to be favorably impacted by the increased availability of funds under the New Bank Facility, partially offset by additional cash requirements for the New Bank Facility in the form of debt acquisition costs, additional quarterly principal payments and monthly interest as contrasted with semi-annual interest payments on the Senior Subordinated Notes and deferred interest on the Sponsor Loans.

The Company expects to explore both Spanish-language television and other media acquisition opportunities to complement and capitalize on the Company's existing business and management. The purchase price for such acquisitions may be paid (i) with cash derived from operating cash flow, proceeds available under the New Bank Facility or proceeds from future debt or equity offerings or
(ii) with equity or debt securities of the Company or (iii) with any combination thereof.

As a result of net operating loss carryforwards attributable to the Acquisition, net operating losses since the Acquisition and anticipated tax consequences of the Reorganization, the Company will have available a deferred tax asset of approximately $90,000,000 to offset future taxes arising from operations.

Future free cash flows of the Company will be substantially different from historical free cash flows after the Reorganization and revision of the various agreements among the Principal Stockholders due to the (i) amendments in the Program License Agreements, (ii) discontinuance of Sponsor Loans to the Company, (iii) elimination of the management fee, (iv) termination of the Program Cost Sharing Agreement, and (v) changes in debt and capital structure.

Capital expenditures totaled $14,472,000 and $10,717,000, which includes the Network based on UCI acquiring the Network on October 2, 1996 (excluding capitalized transponder lease obligations), for the nine month periods ended September 30, 1996 and 1995, respectively. Univision anticipates that total capital expenditures for 1996 will be approximately $20,000,000, with an expected carryover into 1997 of $7,000,000 as a result of timing of station relocation projects. In addition to normal capital maintenance and several tower and antenna replacements, the Company is also in the process of upgrading and relocating several of its television station facilities. Capital spending in 1997, excluding the carryover from 1996, may approximate $20,000,000 to $24,000,000 pending decisions on other station relocations.

SEASONALITY

The advertising revenues of Univision Communications Inc. vary over the calendar year. Historically, approximately 30% of total advertising revenues have been generated in the fourth quarter and 20% in the first quarter with the remainder approximately equally split between the second and third quarters. Because of the relatively fixed nature of the costs of Univision Communications Inc.'s business, seasonal variations in operating income are more pronounced than those of revenues.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION



ITEM 1.    None

ITEM 2.    None

ITEM 3.    None

ITEM 4. On September 30, 1996, the stockholders of UCI met and unanimously authorized the Reorganization and the Offering and elected Harold Gaba as a director to fill a board vacancy, effective upon consummation of the Reorganization. A. Jerrold Perenchio, Robert V. Cahill, Ray Rodriguez, Gustavo Cisneros, Lawrence W. Dam, Alan F. Horn and John G. Perenchio continued as directors after such meeting.

ITEM 5.    OTHER INFORMATION.

           Supplemental pro forma unaudited condensed consolidated statements of operations.
           Supplemental pro forma unaudited condensed consolidated balance sheet.
           Supplemental pro forma Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II, ITEM 5 - OTHER INFORMATION

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The following unaudited pro forma condensed consolidated statements of operations and unaudited pro forma consolidated condensed balance sheet (collectively, the "Pro Forma Statements") give effect to the Reorganization and the sale of the 9,395,500 shares of Class A Common Stock and the application of the net proceeds therefrom as if such transactions had occurred as of January 1, 1995, in the case of the statements of operations data, and as of September 30, 1996, in the case of the balance sheet data.

The pro forma statements do not purport to represent what the Company's consolidated financial position or results of operations would actually have been if such transactions in fact had occurred on the dates assumed or to project consolidated financial position or results of operations for any future date or period.

The pro forma adjustments are based upon available information and upon certain assumptions that management of the Company believes are reasonable. The Reorganization, wherein the Company has acquired 100% of UNHP and the 20% minority interests of its subsidiary PTIH as of October 2, 1996, has been accounted for using the purchase method of accounting. The aggregate fair value of the minority interests acquired is approximately $203 million. Accordingly, the acquisition of the minority interests have been allocated to the individual assets and liabilities based on their relative fair values as of the closing of the Reorganization. Management has allocated the fair value of the minority interests acquired to intangible assets. Management has concluded that a 20 year economic useful life for the acquisition of the minority interests is appropriate based on the competitive environment in which the Company operates, its highly leveraged nature and the historical performance of the Company.

The pro forma statements and accompanying notes should be read in conjunction with the historical consolidated financial statements of PCI and UNHP, including the notes thereto, included in the Company's Form S-1 filed with the Securities and Exchange Commission.

                UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

      UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                     ------------------------------    ------------------------------
                                                          1996             1995             1996             1995
                                                     -------------    -------------    -------------    -------------
Net revenues                                         $      92,902    $      79,310    $     263,758    $     232,008

Direct operating expenses                                   30,847           27,245           88,128           80,740

Selling, general and administrative expenses                23,710           20,869           71,554           62,267

Corporate charges                                            2,841            2,448            6,755            6,573

Depreciation and amortization                               13,570           13,474           41,307           39,937
                                                     -------------    -------------    -------------    -------------

Operating income                                            21,934           15,274           56,014           42,491

Interest expense                                            10,968           10,996           32,714           33,637

Amortization of deferred financing costs                       308              308              926              926

Non recurring expense of acquired station                        -            1,750                -            1,750
                                                     -------------    -------------    -------------    -------------

Income before taxes and extraordinary
  loss on extinguishment of debt                            10,658            2,220           22,374            6,178

Provision for income taxes                                      38                -              128            2,500
                                                     -------------    -------------    -------------    -------------

Income before extraordinary loss on
  extinguishment of debt                                    10,620            2,220           22,246            3,678

Extraordinary loss on extinguishment of debt                     -                -                -         (20,745)
                                                     -------------    -------------    -------------    ------------

Net income (loss)                                    $      10,620    $       2,220    $      22,246    $    (17,067)
                                                     =============    =============    =============    ============


Income per share before extraordinary loss           $        0.19    $        0.04    $        0.39    $       0.06
Extraordinary loss per share                                     -                -                -           (0.36)
                                                     -------------    -------------    -------------    ------------

Net income (loss) per share                          $        0.19    $        0.04    $        0.39    $      (0.30)
                                                     =============    =============    =============    ============

Weighted average common shares outstanding              56,972,131       56,972,131       56,972,131       56,972,131
                                                     =============    =============    =============    =============

Other Data:
  Broadcast cash flow                                $      38,345    $      31,196    $     104,076    $      89,001
  EBITDA                                             $      35,504    $      28,748    $      97,321    $      82,428




           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996
                                 (IN THOUSANDS)


                                                                     PRO FORMA                     PRO FORMA
                                             HISTORICAL             ADJUSTMENTS       SUBTOTAL    ADJUSTMENTS
                                  ------------------------------        FOR           PRIOR TO        FOR          PRO
                                     UCI       UNHP     CONTROL   REORGANIZATION      OFFERING    OFFERING (a)    FORMA
                                  --------   --------  ---------  --------------      ---------   ------------  ---------
ASSETS
Cash and cash equivalents         $ 93,462   $    103  $  93,565  $  50,000  (d)      $  (5,376)  $  28,796     $  23,420
                                                                   (148,941) (c)
Accounts receivable, net            33,850     47,316     81,166          -              81,166           -        81,166
Due from (to) the Network           43,468    (43,468)         -          -                   -           -             -
Other current assets                 5,393     10,237     15,630          -              15,630      (2,961)       12,669
                                  --------   --------  ---------  ---------           ---------    --------
  Total current assets             176,173     14,188    190,361    (98,941)             91,420      25,835       117,255
Property and equipment, net         28,886     73,655    102,541          -             102,541           -       102,541
Intangible assets, net             428,663     21,475    450,138    203,044  (b)        653,182           -       653,182
Deferred tax asset                   2,000          -      2,000          -               2,000           -         2,000
Other assets                        11,086        514     11,600          -              11,600           -        11,600
                                  --------   --------  ---------  ---------           ---------   ---------     ---------

Total assets                       646,808    109,832    756,640    104,103             860,743      25,835       886,578
                                 =========   ========  =========  =========           =========   =========     =========

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)
 Accounts payable and accrued
  liabilities                       35,982     33,835     69,817          -              69,817       1,348        68,469
 Current portion of long-term
  debt and capital lease
  obligations                       30,311      2,252     32,563    (10,000) (d)         42,563           -        42,563
 Other current liabilities             677      4,886      5,563          -               5,563           -         5,563
 Liabilities to be settled
  upon reorganization                    -          -          -   (171,389)            171,389     171,389             -
                                  --------   --------  ---------  ---------           ---------   ---------     ---------

  Total current liabilities         66,970     40,973    107,943   (181,389)            289,332     172,737       116,595

Bank debt                          370,000          -    370,000    (40,000) (d)        410,000           -       410,000
Capital leases and other               760     54,934     55,694          -              55,694           -        55,694
Related party debt                 120,701          -    120,701    120,701  (c)              -           -             -
Junior Subordinated Notes            8,487     49,975     58,462          -              58,462           -        58,462
Sponsor Loans                      148,941          -    148,941    148,941  (c)              -           -             -
Other liabilities                    1,840      1,934      3,774          -               3,774           -         3,774
Minority interest                   17,208          -     17,208     17,208  (e)              -           -             -
Preferred stock                          1          -          1          1  (f)              -           -             -
Common stock                            23          -         23       (309) (h, i)         332         (94)          426
Paid in capital                          -          -          -     40,308  (g, h)     169,256    (198,478)      367,734
                                                                   (209,564) (b, e)
Accumulated deficit                (88,123)   (37,984)  (126,107)         -            (126,107)          -      (126,107)
                                  --------  ---------  ---------  ---------           ---------   ---------     ---------

Total stockholders' equity
  (deficit)                        (88,099)   (37,984)  (126,083)   169,564              43,481     198,572       242,053
                                  --------  ---------  ---------  ---------           ---------   ---------     ---------

Total liabilities and
 stockholders' equity             $646,808  $ 109,832  $ 756,640  $ 104,103           $ 860,743   $  25,835     $ 886,578
                                  ========  =========  =========  =========           =========   =========     =========



           See notes to condensed consolidated financial statements.

       NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


(a) The adjustments reflected in this column represent the receipt of the proceeds of the Offering net of related offering costs and the liabilities incurred in connection with the Reorganization and the payment thereof.

(b) Represents recording of $203,044 of goodwill related to the acquisition of the minority interests in PTIH and UNHP.

(c)  Eliminates the debt that was refinanced subsequent to September 30, 1996.

(d) Records additional borrowings subsequent to September 30, 1996 under the New Bank Facility of $50,000. As of September 30, 1996, $400,000 was outstanding under the New Bank Facility.

(e)  Eliminates the effects of historical minority interest of PTIH.

(f)  Reflects the reclassification from Preferred to Common Stock of $1.

(g) Records the issuance of Common Stock in connection with the Reorganization and the Offering offset by stock issuance costs of $17,524.

(h) Records the $40,000 cash payment made subsequent to September 30, 1996, together with the issuance of 4,335,499 shares of Common Stock in exchange for the partners' interests in UNHP.

(i)  Reconciliation of stockholders' equity (deficit) is as follows:

                                                                                                     STOCKHOLDERS'
                                                                                                        EQUITY
                                                                                                     -------------
    Historical balance                                                                               $   (126,083)
    Issuance of Common Stock                                                                                  426
    Paid in capital
      Records stock proceeds                                                                              216,002
      Elimination of minority interest                                                                      6,520
      Records goodwill                                                                                    203,044
      Records distribution to partners                                                                    (40,000)
      Reclassification of reorganization share value                                                         (332)
      Records Offering costs                                                                              (17,524)
                                                                                                     ------------
    Pro forma balance                                                                                $    242,053
                                                                                                     ============

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                               PRO FORMA RESULTS


The following management's discussion and analysis describes the results of operations of UCI on a pro forma basis, excluding the effects of all intercompany transactions of the Company, for the three and nine month periods ended September 30, 1996 as compared to the three and nine month periods ended September 30, 1995.

RESULTS OF OPERATIONS

As a result of the Reorganization, UCI's major assets are its investments in UTG and the Network, from which substantially all of its revenues are derived. UTG's net revenues are derived from the O&Os and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. The Network net revenues include gross advertising revenues generated from the sale of network advertising, net of agency commissions and station compensation to the Affiliated Stations. Also included in net revenues are other miscellaneous revenues.

Direct operating expenses consist of programming and news costs and general operating costs.

REVENUES. Net revenues increased to $92,902,000 for the three months ended September 30, 1996 from $79,310,000 for the same period in 1995, an increase of $13,592,000 or 17.1%. The increase is due to higher net revenues of the O&Os of $5,685,000 and of the Network of $7,907,000. The O&Os' increase, which is predominantly driven by increased prices for advertising spots, is primarily from Los Angeles, Houston, Chicago and Miami, with increases at all other O&Os except for New York and San Francisco. The Network's increase is due primarily to rate increases and increased volume on previously lower demand dayparts as compared to 1995.

A major initiative has been implemented to improve the performance of the New York station. In addition to improvements to the station's sales and research organizations, a significant advertising and promotional campaign has been implemented to increase the awareness among advertisers about the New York Hispanic community and the advertisers' ability to reach that audience through the New York station.

The San Francisco decrease is due to an overall softness in the San Francisco advertising market. In order to improve its signal and coverage, the Company is in the process of building and relocating the San Francisco station's tower and transmitter. This should be completed in the latter part of 1997.

Net revenues increased to $263,758,000 for the nine months ended September 30, 1996 from $232,008,000 for the same period in 1995, an increase of $31,750,000 or 13.7%. The increase is due to higher net revenues of the O&Os of $14,826,000 and of the Network of $16,924,000. The O&Os' increase, which is predominantly driven by increased prices for advertising spots, is primarily from Los Angeles, Miami, Houston and Chicago, with increases at all other O&Os except for New York. The Network's increase is due primarily to rate increases and increased volume on previously lower demand dayparts as compared to 1995.

EXPENSES. Direct operating expenses increased to $30,847,000 and $88,128,000 for the three and nine months ended September 30, 1996 from $27,245,000 and $80,740,000 for the same periods in 1995, an increase of $3,602,000 or 13.2% and $7,388,000 or 9.2%, respectively. For both periods, the increase is primarily due to higher license fees payable to Televisa and Venevision under the Program License Agreements based on higher Combined Net Time Sales and increases in news and technical costs. As a percentage of net revenues, direct operating expenses decreased from 34.4% in the three months ended September 30, 1995 to 33.2% in 1996 and decreased from 34.8% in the nine months ended September 30, 1995 to 33.4% in 1996.

Selling, general and administrative expenses increased to $23,710,000 and $71,554,000 for the three and nine months ended September 30, 1996 from $20,869,000 and $62,267,000 for the same periods in 1995, an increase of $2,841,000 or 13.6% and $9,287,000 or 14.9%, respectively. For both periods, the increase is primarily due to increased selling costs associated with higher sales, increases in corporate sales support and increased research fees. As a percentage of net revenues, selling, general and administrative expenses decreased from 26.3% in the three months ended September 30, 1995 to 25.5% in 1996 and increased from 26.8% in the nine months ended September 30, 1995 to 27.1% in 1996.

BROADCAST CASH FLOW. As a result of the above factors, broadcast cash flow increased to $38,345,000 and $104,076,000 for the three and nine months ended September 30, 1996 from $31,196,000 and $89,001,000 for the same periods in 1995, an increase of $7,149,000 or 22.9% and $15,075,000 or 16.9%, respectively. As a percentage of net revenues, broadcast cash flow increased from 39.3% in the three months ended September 30, 1995 to 41.3% in 1996 and increased from 38.4% in the nine months ended September 30, 1995 to 39.5% in 1996.

CORPORATE CHARGES. Corporate charges increased to $2,841,000 and $6,755,000 for the three and nine months ended September 30, 1996 from $2,448,000 and $6,573,000 for the same periods in 1995, an increase of $393,000 or 16.1% and $182,000 or 2.8%, respectively. The increase is primarily due to the accrual of additional compensation costs. As a percentage of net revenues, corporate charges remained at 3.1% in the three months ended September 30, 1995 and 1996 and decreased from 2.8% in the nine months ended September 30, 1995 to 2.6% in 1996.

EBITDA. As a result of the above factors, EBITDA increased to $35,504,000 and $97,321,000 for the three and nine months ended September 30, 1996 from $28,748,000 and $82,428,000 for the same periods in 1995, an increase of $6,756,000 or 23.5% and $14,893,000 or 18.1%, respectively. As a percentage of net revenues, EBITDA increased from 36.2% in the three months ended September 30, 1995 to 38.2% in 1996 and increased from 35.5% in the nine months ended September 30, 1995 to 36.9% in 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $13,570,000 and $41,307,000 for the three and nine months ended September 30, 1996 from $13,474,000 and $39,937,000 for the same periods in 1995, an increase of $96,000 or .7% and $1,370,000 or 3.4%, respectively. For both periods, the increase is primarily a result of increased capital expenditures.

OPERATING INCOME. As a result of the above factors, operating income increased to $21,934,000 and $56,014,000 for the three and nine months ended September 30, 1996 from $15,274,000 and $42,491,000 for the same periods in 1995, an increase of $6,660,000 or 43.6% and $13,523,000 or 31.8%, respectively.  As a percentage of net revenues, operating income increased from 19.3% in the three months ended September 30, 1995 to 23.6% in 1996 and increased from 18.3% in the nine months ended September 30, 1995 to 21.2% in 1996.

INTEREST EXPENSE. Interest expense decreased to $10,968,000 and $32,714,000 for the three and nine months ended September 30, 1996 from $10,996,000 and $33,637,000 for the same periods in 1995, a decrease of $28,000 or .3% and $923,000 or 2.7%, respectively. For both periods, the decrease is primarily a result of lower bank borrowings, partially offset by additional interest expense from the Junior Subordinated Notes.

INCOME BEFORE EXTRAORDINARY ITEMS. As a result of the above factors, income before extraordinary items increased to $10,620,000 and $22,246,000 for the three and nine months ended September 30, 1996 from $2,220,000 and $3,678,000 for the same periods in 1995, an increase of $8,400,000 or 378.4% and $18,568,000 or 504.8%, respectively. As a percentage of net revenues, income before extraordinary items increased from 2.8% in the three months ended September 30, 1995 to 11.4% in 1996 and increased from 1.6% in the nine months ended September 30, 1995 to 8.4% in 1996.

EXTRAORDINARY LOSS. During the nine months ended September 30, 1995, on a pro forma basis, the Senior Subordinated Notes were defeased on January 1, 1995 at a price of 107 with a face amount of $99,600,000, resulting in an extraordinary loss of $23,245,000, including the write- off of the related deferred financing costs of $16,273,000. The related income tax benefit of $2,500,000 is netted against the extraordinary loss.

NET INCOME (LOSS). As a result of the above factors, net income increased to $10,620,000 and $22,246,000 for the three and nine months ended September 30, 1996 from net income of $2,220,000 for the three months ended September 30, 1995, an increase of $8,400,000 or 378.4% and a net loss of $17,067,000 for the nine months ended September 30, 1995, an increase of $39,313,000. As a percentage of net revenues, net income increased from 2.8% in the three months ended September 30, 1995 to 11.4% in 1996 and from a net loss in the nine months ended September 30, 1995 compared to net income of 8.4% in 1996.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                              UNAUDITED PRO FORMA
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                              HISTORICAL
                                               ----------------------------------------     PRO FORMA          PRO
                                                    UCI           UNHP        CONSOL.      ADJUSTMENTS        FORMA
                                               ----------     ----------     ----------    -----------      ---------
Net revenues                                   $   48,462     $   44,440     $   92,902    $       -        $  92,902

Direct operating expenses                           8,324         22,523         30,847            -           30,847

Selling, general and administrative expenses       13,942         12,511         26,453       (2,743)(a)       23,710

Corporate charges                                   2,566            275          2,841            -            2,841

Depreciation and amortization                       8,909          2,123         11,032        2,538 (b)       13,570
                                               ----------     ----------     ----------    ---------        ---------

Operating income                                   14,721          7,008         21,729          205           21,934

Interest expense                                   11,906          2,867         14,773       (3,805)(c)       10,968

Amortization of deferred financing costs              843              -            843         (535)(d)         308

Minority interest                                  (2,125)             -         (2,125)       2,125 (e)           -
                                               ----------     -----------    ----------    ---------        ---------

Income before taxes and extraordinary
  loss on extinguishment of debt                    4,097          4,141          8,238        2,420           10,658

Provision (benefit) for income taxes                1,639             14          1,653       (1,615)(f)           38
                                               ----------     ----------     ----------    ---------        ---------

Income before extraordinary loss on
   extinguishment of debt                           2,458          4,127          6,585        4,035           10,620

Extraordinary loss on extinguishment of debt      (10,913)             -        (10,913)      10,913                -
                                               ----------     ----------     ----------    ---------        ---------

Net income (loss)                              $   (8,455)    $    4,127     $   (4,328)   $  14,948        $  10,620
                                               ==========     ==========     ==========    =========        =========


Earnings per share before extraordinary
  loss on extinguishment of debt               $     0.15                                                 $      0.19
Earnings (loss) per share                      $    (0.51)                                                $      0.19
Weighted average common
  shares outstanding (g)                       16,640,056                                                  56,972,131

Other Data:
Broadcast cash flow                                26,196          9,406         35,602          2,743         38,345
EBITDA                                             23,630          9,131         32,761          2,743         35,504




           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                              UNAUDITED PRO FORMA
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              HISTORICAL
                                               ----------------------------------------     PRO FORMA          PRO
                                                    UCI           UNHP        CONSOL.      ADJUSTMENTS        FORMA
                                               ----------     ----------     ----------    -----------      ---------
Net revenues                                   $   42,777     $   36,533     $   79,310    $       -        $  79,310

Direct operating expenses                           7,527         19,718         27,245            -           27,245

Selling, general and administrative expenses       13,320          9,878         23,198       (2,329)(a)       20,869

Corporate charges                                   1,798            650          2,448            -            2,448

Depreciation and amortization                       8,417          2,519         10,936        2,538 (b)       13,474
                                               ----------     ----------     ----------    ---------        ---------

Operating income                                   11,715          3,768         15,483         (209)          15,274

Interest expense                                   10,251          1,909         12,160       (1,164)(c)       10,996

Amortization of deferred financing costs              949              -            949         (641)(d)          308

Non recurring expense of acquired station           1,750              -          1,750            -            1,750

Minority interest                                      36              -             36          (36)(e)            -
                                               ----------     ----------     ----------    ---------        ---------

Income (loss) before taxes and extraordinary
  loss on extinguishment of debt                   (1,271)         1,859            588        1,632            2,220

Provision for income taxes                              -              -              -            -                -
                                               ----------     ----------     ----------    ---------        ---------

Income (loss) before extraordinary loss on
  extinguishment of debt                           (1,271)         1,859            588        1,632            2,220

Extraordinary loss on extinguishment of debt         (433)             -           (433)         433                -
                                               ----------     ----------     ----------    ---------        ---------

Net income (loss)                              $   (1,704)    $    1,859     $      155    $   2,065        $   2,220
                                               ==========     ==========     ==========    =========        =========


Earnings (loss) per share before extraordinary
  loss on extinguishment of debt               $    (0.56)                                                $      0.04
Earnings (loss) per share                      $    (0.75)                                                $      0.04
Weighted average common
  shares outstanding (g)                        2,280,105                                                 56,972,131

Other Data:
  Broadcast cash flow                              21,930          6,937         28,867          2,329         31,196
  EBITDA                                           20,132          6,287         26,419          2,329         28,748




           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                              UNAUDITED PRO FORMA
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              HISTORICAL
                                               ----------------------------------------     PRO FORMA           PRO
                                                    UCI           UNHP        CONSOL.      ADJUSTMENTS         FORMA
                                               ----------     ----------     ----------    -----------       ---------
Net revenues                                   $  139,882     $  123,876     $  263,758    $                 $ 263,758

Direct operating expenses                          24,600         63,528         88,128                         88,128

Selling, general and administrative expenses       44,641         34,699         79,340         (7,786)(a)      71,554

Corporate charges                                   6,050            705          6,755                          6,755

Depreciation and amortization                      26,057          7,636         33,693          7,614 (b)      41,307
                                               ----------     ----------     ----------    -----------       ---------

Operating income                                   38,534         17,308         55,842            172          56,014

Interest expense                                   32,206          7,666         39,872         (7,158)(c)      32,714

Amortization of deferred financing costs            2,592              -          2,592         (1,666)(d)         926

Minority interest                                  (1,851)             -         (1,851)         1,851 (e)           -
                                               ----------     ----------     ----------    -----------       ---------

Income before taxes and extraordinary
  loss on extinguishment of debt                    5,587          9,642         15,229          7,145          22,374

Provision (benefit) for income taxes                2,235             44          2,279         (2,151)(f)         128
                                               ----------     ----------     ----------    -----------       ---------

Income before extraordinary loss on
  extinguishment of debt                            3,352          9,598         12,950          9,296          22,246

Extraordinary loss on extinguishment of debt      (11,558)             -       (11,558)         11,558               -
                                               ----------     ----------     ----------    -----------       ---------
Net income (loss)                              $   (8,206)    $    9,598     $    1,392    $    20,854       $  22,246
                                               ==========     ==========     ==========    ===========       =========


Earnings per share before extraordinary
  loss on extinguishment of debt               $     0.20                                                    $    0.39
Earnings (loss) per share                      $    (0.49)                                                   $    0.39
Weighted average common
  shares outstanding (g)                       16,640,056                                                   56,972,131

Other Data:
Broadcast cash flow                                70,641         25,649         96,290          7,786         104,076
EBITDA                                             64,591         24,944         89,535          7,786          97,321





           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                              UNAUDITED PRO FORMA
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              HISTORICAL
                                               ---------------------------------------     PRO FORMA         PRO
                                                    UCI           UNHP        CONSOL.     ADJUSTMENTS       FORMA
                                               ----------     ----------     ---------    -----------     ---------
Net revenues                                   $  125,056     $  106,952      $232,008      $              $232,008

Direct operating expenses                          22,643         58,097        80,740                       80,740

Selling, general and administrative expenses       39,063         30,092        69,155       (6,888)(a)      62,267

Corporate charges                                   4,863          1,710         6,573                        6,573

Depreciation and amortization                      24,954          7,369        32,323        7,614 (b)      39,937
                                               ----------     ----------      --------      -------        --------

Operating income                                   33,533          9,684        43,217         (726)         42,491

Interest expense                                   30,934          5,760        36,694       (3,057)(c)      33,637

Amortization of deferred financing costs            3,269              -         3,269       (2,343)(d)         926

Non recurring expense of acquired station           1,750              -         1,750                        1,750

Minority interest                                     525              -           525         (525)(e)           -
                                               ----------     ----------     ---------    --------         --------

Income (loss) before taxes and extraordinary
  loss on extinguishment of debt                   (2,945)         3,924           979        5,199           6,178

Provision for income taxes                              -              -             -        2,500 (f)       2,500
                                               ----------     ----------     ---------    ---------        --------

Income (loss) before extraordinary loss on
  extinguishment of debt                           (2,945)         3,924           979        2,699           3,678

Extraordinary loss on extinguishment of debt         (433)             -          (433)     (20,312)        (20,745)
                                               ----------     ----------     ---------     --------        --------

Net income (loss)                              $   (3,378)    $    3,924     $      546    $(17,613)       $(17,067)
                                               ==========     ==========     ==========    ========        ========


Earnings (loss) per share before extraordinary
  loss on extinguishment of debt               $    (1.29)                                                $      0.06
Loss per share                                 $    (1.48)                                                $     (0.30)
Weighted average common
  shares outstanding (g)                        2,280,105                                                 56,972,131

Other Data:
  Broadcast cash flow                              63,350         18,763         82,113          6,888         89,001
  EBITDA                                           58,487         17,053         75,540          6,888         82,428




           See notes to condensed consolidated financial statements.

  NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


(a) Reverses the historical management fee of $2,329, $6,888, $2,743 and $7,786 provided by the Network for the three and nine month periods ended September 30, 1995 and September 30, 1996, respectively. The pro forma adjustment for the effect of eliminating the historical cost sharing arrangements has not been presented because the historical license fee, net of the historical cost sharing, approximates the license fee on a pro forma basis.

(b) Represents the amortization of an additional $203,044 of goodwill arising from the Company's acquisition of minority interest, that occurred as part of the Reorganization, as if the acquisition had occurred as of January 1, 1995. The goodwill is being amortized over 20 years.

(c) Represents the reversal of the historical interest expense related to the refinanced debt and records the interest expense of $8,869, $27,225, $7,941 and $24,595 for the three and nine month periods ended September 30, 1995 and September 30, 1996, respectively, relating to the borrowings under the New Bank Facility incurred in connection with the Reorganization.

(d) Represents the reversal of the historical amortization of deferred financing costs relating to refinanced debt and amortization of $308, $926, $308 and $926 recorded for the three and nine month periods ended September 30, 1995 and September 30, 1996, respectively, related to the $8,645 pro forma deferred financing costs related to the borrowings under the New Bank Facility incurred in connection with the Reorganization.

(e) Eliminates the historical effect of preferred stock dividends to minority stockholders of PTIH, related party debt interest expense and the minority interest participation in the income (loss) applicable to common stockholders.

(f) No provision for income taxes (other than certain state income taxes) has been recorded on a pro forma basis for the three and nine months ended September 30, 1996 and the three months ended September 30, 1995 because the historical debt is assumed to be extinguished as of January 1, 1995, resulting in the recording of an extraordinary loss on the extinguishment of debt (net of income tax benefits), at January 1, 1995, and the utilization of previously unrecognized net operating losses. The provision for income taxes included in the unaudited pro forma consolidated condensed statements of operations for the nine months ended September 30, 1995 is based on an effective tax rate of 40%. This tax provision, presented on a pro forma basis, is offset by an income tax benefit arising from the extraordinary loss on the extinguishment of debt.

(g) Pro forma weighted average common shares outstanding for the three and nine months ended September 30, 1996 and September 30, 1995 include the effects of outstanding warrants with an exercise price of $0.13 per share. The warrants are considered Common Stock equivalents and impact primary weighted average common shares outstanding by the number of shares issuable upon exercise of the warrants less the number of shares that could have been repurchased by the Company with the proceeds from the exercise of the warrants based on the price of Common Stock described below. As there was no market for the Common Stock during the periods presented, the public offering price of $23.00 per share was utilized for all periods.

Weighted average common shares outstanding have been calculated as follows:

                                                                                                           PRO FORMA
                                                                                                          -----------
    Pro forma weighted average common shares outstanding                                                  $   126,666
    Reorganization stock dividend (227.010528 shares
      for each common share)                                                                               28,754,515
    Reorganization shares issued                                                                            4,335,499
    Public offering shares issued                                                                           8,170,000
    Additional shares issued to underwriters                                                                1,225,500
                                                                                                          -----------
    Weighted average common shares before dilutive effect
       of common stock equivalents                                                                         42,612,180
                                                                                                          -----------
    Common stock equivalents:
    Warrants                                                                                               14,440,820
    Consideration upon exercise of warrants
      ($0.1288 for each warrant) $1,859,978
    Less: Repurchased shares with proceeds from warrants
      (assuming $23 per share)                                                                                (80,869)
                                                                                                          -----------
    Common stock equivalents                                                                               14,359,951
                                                                                                          -----------
    Weighted average common shares                                                                        $56,972,131
                                                                                                          ===========

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits
                11.0 Computation of Primary and Fully Diluted Earnings Per
                Share
                27.1 Financial Data Schedule

          (b)   Reports on Form 8-K

                The registrant did not file any reports on Form 8-K during the quarter.

                                                                      EXHIBIT 11

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
     COMPUTATION OF HISTORICAL PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                         --------------------------      --------------------------
                                                             1996           1995             1996          1995
                                                         -----------    -----------      -----------    -----------
                                                                        (Restated)                       (Restated)
PRIMARY EARNINGS PER SHARE
Income (loss) before extraordinary loss on
  extinguishment of debt                                 $     2,458    $    (1,271)     $     3,352     $   (2,945)
Extraordinary loss on extinguishment of debt                 (10,913)          (433)         (11,558)          (433)
                                                         -----------    -----------      -----------     ----------

Net loss applicable to common stock                      $    (8,455)   $    (1,704)     $    (8,206)    $   (3,378)
                                                         -----------    -----------      -----------     ----------

NUMBER OF SHARES ON WHICH NET LOSS PER SHARE IS BASED:
Historical weighted average common shares outstanding         10,000         10,000           10,000         10,000
Reorganization stock dividend (227.010528 shares
  for each common share)                                   2,270,105      2,270,105        2,270,105      2,270,105
                                                         -----------    -----------     ------------     ----------
Weighted average common shares before
  dilutive effect of common stock equivalents              2,280,105      2,280,105        2,280,105      2,280,105
                                                         -----------    -----------     ------------     ----------
Common stock equivalents:
Warrants                                                  14,440,820             -        14,440,820              -
Consideration upon exercise of warrants
  ($0.1288 for each warrant) $1,859,978
Less: Repurchased shares with proceeds from warrants
  (assuming $23 per share)                                   (80,869)             -          (80,869)             -
                                                         -----------    ------------     -----------     ----------
Common stock equivalents                                  14,359,951              -       14,359,951              -
                                                         -----------    -----------      -----------     ----------
Pro forma weighted average common shares                  16,640,056      2,280,105 (a)   16,640,056      2,280,105 (a)
                                                         ===========    ===========      ===========     ==========

PRIMARY EARNINGS PER SHARE:
Income (loss) per share before extraordinary loss           $ 0.15       $ (0.56)          $ 0.20         $(1.29)

Extraordinary loss                                           (0.66)        (0.19)           (0.69)         (0.19)
                                                         -----------    -----------      -----------    -----------

Net loss per share                                          $(0.51)      $ (0.75)          $(0.49)        $(1.48)
                                                         ===========    ===========      ===========    ===========

FULLY DILUTED EARNINGS PER SHARE (b)
Income (loss) before extraordinary loss on
  extinguishment of debt                                 $     2,458    $    (1,271)      $    3,352     $   (2,945)
Extraordinary loss on extinguishment of debt                 (10,913)          (433)         (11,558)          (433)
                                                         -----------    -----------       ----------     ----------

Net loss applicable to common stock                      $   (8,455)    $    (1,704)      $   (8,206)    $   (3,378)
                                                         -----------    -----------       ----------     ----------

NUMBER OF SHARES ON WHICH NET LOSS PER SHARE IS BASED:
Historical weighted average common shares outstanding         10,000         10,000           10,000         10,000
Reorganization stock dividend (227.010528 shares
  for each common share)                                   2,270,105      2,270,105        2,270,105      2,270,105
                                                         -----------    -----------      -----------    -----------
Weighted average common shares before dilutive
  effect of common stock equivalents                       2,280,105      2,280,105        2,280,105      2,280,105
                                                         -----------    -----------      -----------    -----------
Common stock equivalents:
Warrants                                                  14,440,820              -       14,440,820              -
Consideration upon exercise of warrants
  ($0.1288 for each warrant) $1,859,978
Less: Repurchased shares with proceeds from warrants
  (assuming $23 per share)                                   (80,869)              -         (80,869)              -
                                                         -----------     -----------      ----------     -----------
Common stock equivalents                                  14,359,951              -       14,359,951              -
                                                         -----------    -----------      -----------    -----------
Pro forma weighted average common shares                  16,640,056      2,280,105  (a)  16,640,056      2,280,105  (a)
                                                         ===========    ===========      ===========    ===========

FULLY DILUTED EARNINGS PER SHARE:
Income (loss) per share before extraordinary loss        $      0.15    $     (0.56)     $      0.20    $     (1.29)

Extraordinary loss per share                                   (0.66)         (0.19)           (0.69)         (0.19)
                                                         ----------     -----------      ----------     -----------

Net loss per share                                       $     (0.51)   $     (0.75)     $     (0.49)   $     (1.48)
                                                         ===========    ===========      ===========    ===========

(a) For the three and nine months ended September 30, 1995, losses were generated before extraordinary loss on extinguishment of debt and the warrants were excluded from the weighted average common shares outstanding since their effect were anti-dilutive.

(b) This calculation is presented in accordance with the Securities Exchange Act of 1934, although it is not required disclosure under APB Opinion No. 15.

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNIVISION COMMUNICATIONS INC.
                                                (Registrant)



                                       By  /s/ George W. Blank
                                           ----------------------------------
November 13, 1996                          George W. Blank
Los Angeles, California                    Executive Vice President and
                                           Chief Financial Officer