Form 10-K405
period 1996-12-31
UNIVISION COMMUNICATIONS INC
filed 1997-03-31
CIK 1017008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                       COMMISSION FILE NUMBER: 001-12223

                         UNIVISION COMMUNICATIONS INC.

                            INCORPORATED IN DELAWARE

               I.R.S. EMPLOYER IDENTIFICATION NUMBER: 95-4398884

                      1999 AVENUE OF THE STARS, SUITE 3050
                         LOS ANGELES, CALIFORNIA 90067
                              TEL: (310) 556-7676

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                      NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS            ON WHICH REGISTERED
-----------------------------------  ------------------------
  CLASS A COMMON STOCK, PAR VALUE
               $.01                  NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

There were 11,771,861 shares of Class A Common Stock, $.01 par value, outstanding as of January 14, 1997. The aggregate market value of the Class A Common Stock of the Company held by non-affiliates on January 14, 1997 was approximately $396,956,092. This calculation does not include the value of any of the outstanding shares of Class P, Class T or Class V Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1997 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                         PAGE
                                                                                                                         ----
GLOSSARY ..............................................................................................................     2

PART I
Item 1.  Business......................................................................................................     4
         The Hispanic Audience in the United States....................................................................     5
         Hispanic Audience Research....................................................................................     6
         Ratings.......................................................................................................     8
         The Network...................................................................................................    10
         Galavision Network............................................................................................    12
         Programming...................................................................................................    12
         Program License Agreements....................................................................................    13
         The O&Os......................................................................................................    15
         Advertising...................................................................................................    18
         Marketing.....................................................................................................    19
         Competition...................................................................................................    19
         Material Patents, Trademarks, Licenses, Franchises and Concessions............................................    19
         Employees.....................................................................................................    20
         Federal Regulation and New Technologies.......................................................................    20
Item 2.  Properties....................................................................................................    25
Item 3.  Legal Proceedings.............................................................................................    25
Item 4.  Submission of Matters to a Vote of Security Holders...........................................................    25

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........................................    27
Item 6.  Selected Financial Data.......................................................................................    28
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................    29
Item 8.  Financial Statements and Supplementary Data...................................................................    35
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.........................    36

PART III
Item 10. Directors and Executive Officers of the Registrant............................................................    36
Item 11. Executive Compensation........................................................................................    36
Item 12. Security Ownership of Certain Beneficial Owners and Management................................................    36
Item 13. Certain Relationships and Related Transactions................................................................    36

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................................    37

    UNLESS OTHERWISE INDICATED, ALL INFORMATION IN THIS REPORT REGARDING THE OPERATIONS OF THE UNIVISION AFFILIATES IS PRESENTED AS OF DECEMBER 31, 1996.

                                    GLOSSARY

    THE FOLLOWING IS A SUMMARY OF CERTAIN INFORMATION CONTAINED ELSEWHERE IN THIS REPORT AND IS QUALIFIED IN ITS ENTIRETY BY THE MORE DETAILED INFORMATION AND FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

    The following terms are used in this report to refer to the companies and operations indicated.

    "Acquisition" means the December 1992 acquisition of the Network and UTG (excluding the Chicago and Houston O&Os) by Perenchio, Televisa and Venevision.

    "Affiliated Stations" means the nine full-power and 14 low-power television stations with which the Company has Affiliation Agreements. The Sacramento full-power Affiliated Station was acquired by the Company on March 20, 1997.

    "Affiliation Agreements" means the affiliation agreements between the Company and each Affiliated Station and Cable Affiliate.

    "Agreement Concerning Production and Acquisition of Programs" means the cost sharing agreement among the Network, Televisa and Venevision (which was terminated as part of the Reorganization).

    "Broadcast Affiliates" means the O&Os and the Affiliated Stations.

    "Broadcast Cash Flow" means earnings before corporate charges, interest, taxes, depreciation and amortization.

    "Cable Affiliates" means the approximately 790 cable television systems with which Univision has Affiliation Agreements. These cable television systems retransmit the Network satellite signal and are not located in DMAs where the Company has full-power Broadcast Affiliates.

    "Combined Net Time Sales" means time sales of both UTG and the Network from broadcasting, including barter and trade and television subscription revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation and taxes other than withholding taxes.

    "DMA" means a designated market area.

    "EBITDA" means earnings before interest, taxes, depreciation and amortization.

    "Entravision" means Entravision Communications Company, LLC, which owns eight of the Company's Affiliated Stations.

    "Galavision" means the Galavision Spanish-language general entertainment basic cable network, a wholly-owned subsidiary of the Company.

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

    "New Bank Facility" means the Company's new credit agreement dated September 26, 1996, which provides for aggregate commitments of up to $600 million and imposes financial and other restrictions on the Company.

    "Old Bank Facility" means UTG's old bank credit agreement that was terminated as part of the Reorganization.

    "O&Os" means the 11 full-power and seven low-power television stations owned and operated by the Company. On March 20, 1997, the Company acquired its Sacramento full-power Affiliated Station.

    "Offering" means the sale of 9,395,500 shares of Class A Common Stock by the Company in its initial public offering closed on October 2, 1996.

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

    "Sponsor Loans" means the loans made to the Company by Televisa and Venevision each quarter from the Acquisition through the Reorganization.

    "Televisa" means Grupo Televisa, S.A. de C.V. and its affiliates.

    "Univision" or the "Company" means Univision Communications Inc. ("UCI") and its wholly-owned subsidiaries, after giving effect to the Reorganization.

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

                                     PART I

ITEM 1. BUSINESS

    Univision is the leading Spanish-language television broadcaster in the U.S., reaching more than 92% of all Hispanic Households and having an approximate 79% share of the U.S. Spanish-language network television audience in 1996. The Company's Network, which is the most watched television network (English- or Spanish-language) among Hispanic Households, provides the Univision Affiliates with 24 hours per day of Spanish-language programming with a prime time schedule of substantially all first run programming (I.E., no reruns) throughout the year. As a leading, vertically-integrated television broadcaster, Univision owned and operated 11 full-power and seven low-power UHF stations as of December 31, 1996, representing approximately 79% of its Network broadcast distribution. These full-power O&Os are located in 11 of the top 14 DMAs in terms of numbers of Hispanic Households -- Los Angeles, New York, Chicago, Miami, Houston, San Francisco, San Antonio, Dallas, Fresno, Albuquerque and Phoenix. As of December 31, 1996, the Company had Affiliation Agreements with an additional nine full-power and 14 low-power Affiliated Stations and approximately 790 Cable Affiliates. Each of the Company's full-power O&Os and Affiliated Stations ranks first in Spanish-language television viewership in its DMA. The Company also owns Galavision, a Spanish-language cable network that has approximately 2.4 million Hispanic subscribers, representing approximately 57% of all Hispanic Households that subscribe to cable television. In March 1997, the Company purchased its Sacramento Affiliated Station.

    The Company believes that the breadth and diversity of its programming provides it with a competitive advantage over both Spanish-language broadcasters and English-language broadcasters in appealing to Hispanic viewers. The Company's programming is similar to that of major English-language networks and includes NOVELAS (long-term mini-series), national and local newscasts, variety shows, children's programming, mini-series, musical specials, movies, sporting events and public affairs programs. The Program License Agreements provide the Company with long-term access to first rate programming produced by Televisa and Venevision. Televisa-produced novelas are popular throughout the world and are among the Company's highest rated programs. Univision also produces a variety of programs specifically tailored to meet the tastes, preferences and information needs of the Hispanic audience, including national and local news and the highly successful programs SABADO GIGANTE, CRISTINA and PRIMER IMPACTO. The Company has also televised World Cup Soccer since 1978, including the widely watched 1994 World Cup, and in 1996 began televising the Sunday "Game of the Week" for Major League Soccer. In early 1997, the Company reached an agreement to broadcast all 64 games of the next World Cup, to be played in France in the summer of 1998. The Company's newest program, a two-hour morning show, DESPIERTA AMERICA -- "Wake Up America" -- which will broadcast news, talk and current events nationally, Monday through Friday from 7:00 to 9:00 a.m., is expected to begin in April 1997.

    In 1992, Perenchio, Televisa and Venevision formed the Company and UNHP, which acquired UTG and the Network, respectively, in the Acquisition. Mr. Perenchio has over 25 years of experience in the U.S. media and communications industry and has been the chief executive officer or owner of a number of successful entities, including Chartwell Artists, Tandem Productions, Inc., Embassy Communications and Loews Theaters. Mr. Perenchio also owned and operated Spanish-language television stations in Los Angeles and New York from 1975 to 1986. Televisa, which is the world's largest producer of Spanish-language television programs, is the leading media and entertainment company in Mexico with an approximate 74% share of Mexico's viewing audience. Venevision is Venezuela's leading television network with an approximate 61% share of its viewing audience.

    Since the Acquisition, the Company's operating performance has improved significantly with combined net revenues and pro forma EBITDA increasing to $370 million and $140 million, respectively, as of December 31, 1996, representing compound annual growth rates of 16% and 33%, respectively, from the 1992 operating results of the Company and its predecessor. In addition, from November 1992 to November 1996 the Company increased its audience share of Spanish-language network television viewing from 57% to 79% and increased its share of the 20 most widely watched programs among Hispanic Households from 30% to 90%.

    Univision attributes its success to several factors, including increased emphasis on popular, high quality programming produced by Televisa and Univision, contracting with Nielsen to develop more accurate, credible rating systems to measure Hispanic audience viewership, increasing acceptance by advertisers of Spanish-language television, continued growth of the Hispanic audience and the strengthening of its management team with executives and sales managers with extensive English-language television and advertising experience.

    Since the Acquisition, the Company has acquired full-power stations in two important markets, Chicago and Houston, and used its management expertise, programming and brand identity to substantially improve the Company's performance in those DMAs. In March 1997, the Company also acquired its Sacramento Affiliated Station for approximately $40 million paid in cash and preferred stock. In addition, the Company has purchased a $10.0 million convertible promissory note from Entravision that is convertible into an approximate 25% equity interest in Entravision. Entravision owns eight of the Affiliated Stations, and has an agreement to acquire another. The nine stations would represent approximately 13% of the Network's distribution. To complement and capitalize on the Company's existing business and management strengths, the Company expects to explore both Spanish-language television and other media acquisition opportunities.

THE HISPANIC AUDIENCE IN THE UNITED STATES

    Management believes that Spanish-language television, in general, and the Company, in particular, have benefited and will continue to benefit from a number of factors, including projected Hispanic population growth, high Spanish-language retention among Hispanics, increasing Hispanic buying power and greater advertiser spending on Spanish-language media.

    HISPANIC POPULATION GROWTH AND CONCENTRATION. The Company's audience consists almost exclusively of Hispanics, one of the most rapidly growing segments of the U.S. population. The 1997 Hispanic population is estimated to be
29.3 million (10.9% of the total U.S. population), an increase of 23.6% from
23.7 million (9.5% of the total U.S. population) in 1990. The overall Hispanic population is growing at approximately five times the rate of the non-Hispanic U.S. population and is expected to grow to 32.0 million and 41.5 million (11.6% and 13.9% of the total U.S. population) in 2000 and 2010, respectively. Approximately 50% of all Hispanics are located in the seven U.S. cities with the largest Hispanic populations, and Univision owns a station in each of these cities.

    SPANISH LANGUAGE USE. Approximately 68% of all Hispanics, regardless of income or educational level, speak Spanish at home. This percentage is expected to remain relatively constant through 2010. Consequently the number of Hispanics speaking Spanish in the home is expected to increase significantly in the foreseeable future. As shown in the chart below, the number of Hispanics who speak Spanish in the home is expected to grow from 16.2 million in 1990 to 21.9 million in 2000 and 28.5 million in 2010. The Company believes that the strong Spanish-language retention among Hispanics indicates that the Spanish-language media has been and will continue to be an important source of news, sports and entertainment for Hispanics.

                              SPANISH LANGUAGE USE

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

    HISPANIC POPULATION IN
           MILLIONS
                                 Population    Speak Spanish at Home
1980                                   15.6                     10.6
1985                                   19.3                     13.2
1990                                   23.7                     16.2
1995                                   27.5                     18.8
2000                                   31.0                     21.9
2005                                   36.6                     25.1
2010                                   41.5                     28.5

    GREATER HISPANIC BUYING POWER. The Hispanic population represents estimated total consumer expenditures of $356 billion in 1997 (6.5% of the total U.S. consumer expenditures), an increase of 67.1% since 1990. Hispanics are expected to account for $458 billion (7.1% of the U.S. total consumer expenditures) by 2000, and $965 billion (8.8% of the U.S. total consumer expenditures) by 2010, far outpacing the expected growth in total U.S. consumer expenditures.

    In addition to the anticipated growth of the Hispanic population, the Hispanic audience has several other characteristics that the Company believes make it attractive to advertisers. The Company believes the larger size (averaging 3.4 persons per household compared to the general public's average of 2.5 persons per household) and younger age of Hispanic Households leads Hispanics to spend more per household on many categories of goods. The average Hispanic Household spends 20.6% more per year on food at home, 42% more on children's clothing, 20.2% more on footwear, 11.3% more on phone services, and 27.8% more on laundry and household cleaning products than the average non-Hispanic household. Hispanics are expected to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the Hispanic population and its disposable income continue to grow. These factors make Hispanics an attractive target audience for many major U.S. advertisers.

    INCREASED SPANISH-LANGUAGE ADVERTISING. According to published sources, $953 million (an increase of 32% over 1993) of total advertising expenditures were directed towards Spanish-language media in 1994, and an estimated $1.1 billion (an increase of 15% over 1994) of total advertising expenditures were directed towards Spanish-language media in 1995. Of these amounts, nearly half was targeted towards Spanish-language television advertising. The Company believes that major advertisers have found that Spanish-language television advertising is a more cost-effective means to target the growing Hispanic audience than English-language broadcast media. See "-- Advertising."

HISPANIC AUDIENCE RESEARCH

    Univision, like all television stations and networks, derives its revenues primarily from selling advertising time. See "-- Advertising." The relative advertising rates charged by competing stations within a DMA depend primarily on four factors: (i) the station's ratings (households and/or people viewing its programs as a percentage of total television households and/or people in the viewing area); (ii) audience share (households and/or people viewing its programs as a percentage of households and/or people actually watching television at a specific time); (iii) the time of day the advertising will run; and (iv) the demographic qualities of a program's viewers (primarily age and gender).

    Prior to November 1992, there were no Hispanic audience television rating services comparable to those measuring television viewership in the general U.S. population. Beginning in 1992, the Company contracted with Nielsen to develop Nielsen ratings measuring Hispanic viewership both at the Network and local DMA levels. Because these Nielsen ratings provide advertisers with a more accurate and reliable measure of Hispanic audience television viewership, they have been important in allowing the Company to demonstrate to advertisers its ability to reach the Hispanic audience. The Company believes that continued use of accurate, reliable ratings will allow it to further increase its advertising rates and narrow the gap which has historically existed between its audience share and its share of advertising revenues. In addition, the Company has made significant investments in experienced sales managers and account executives and has provided its sales professionals with state-of-the-art research tools to continue to attract major advertisers.

    The various rating services purchased from Nielsen are described below:

    NIELSEN HISPANIC TELEVISION INDEX (NHTI). The NHTI service, which began in November 1992, measures national network viewing in Hispanic Households. NHTI is the Network's primary sales tool since it demonstrates Univision's significant success in attracting Hispanic viewership against both English-and Spanish-language competition. NHTI is stratified by language usage so that Spanish-dominant, bilingual, and English-dominant Hispanic Households are represented in the sample in the same proportion that exists among Hispanic Households generally.

    NIELSEN HISPANIC STATION INDEX (NHSI). The NHSI service is similar to the NHTI, except that NHSI measures Hispanic Household viewing at the local market level. Like NHTI, each NHSI sample also reflects the varying levels of language usage by Hispanics in each DMA in order to more accurately reflect the Hispanic Household population in the relevant DMA. The NHSI service was implemented beginning with Los Angeles in November 1992 and was phased in at the Company's other full-power O&Os by November 1994. Because the Company believes there is a time lag between the availability of new rating services and advertisers' reliance thereon, the NHSI rating service is expected to continue to have an increasing beneficial impact on its future results.

    NHSI and NHTI only measure the audience viewing of Hispanic Households, that is, households where the head of the household is of Hispanic descent or origin. Although the NHSI and NHTI reflect improvements over previous measurement indices, the Company believes they still under-report the number of viewers watching Univision programs because the Company has viewers who do not live in Hispanic Households.

    NIELSEN STATION INDEX (NSI). The NSI service measures local station viewing of all households in a specific DMA. The Company buys NSI in all of the DMAs in which its full-power O&Os are located in order to effectively position its viewing against both English- and Spanish-language competitors. While Hispanic Households are present in proportion to their percentage of total households within a DMA in NSI, this rating service is not language stratified and generally under-represents Spanish-speaking households. As a result, the Company believes that NSI typically under-reports viewing of Spanish-language television. Despite this limitation, NSI demonstrates that many full-power Broadcast Affiliates achieve total market ratings that are fully comparable with their English-language counterparts, with three of the fullpower O&Os ranking among the top two stations in their respective DMAs. See "-- The O&Os."

RATINGS

    Since the beginning of the NHTI service in November 1992, Univision has consistently ranked first in prime time among all Hispanic adults. In addition, Univision has successfully increased its audience ratings compared to both Telemundo and the English-language broadcast networks. Spanish-language television prime time is from 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday through Saturday. English-language television prime time is from 8 p.m. to 11 p.m., Eastern and Pacific Standard Times, Monday through Saturday and 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday. The following table shows that Univision prime time audience ratings, Sunday through Saturday, among Hispanic adults aged 18 to 49, the age segment most targeted by advertisers, have increased compared to the other networks:

          NHTI PRIME TIME RATINGS AMONG HISPANIC ADULTS AGED 18 TO 49

          NETWORK                    1993                1994                1995                 1996
----------------------------  ------------------  ------------------  ------------------  --------------------
Univision...................           6.6                 8.6                 9.6                  9.0
ABC.........................           3.8                 3.3                 3.1                  2.7
CBS.........................           2.9                 2.2                 1.8                  1.7
FOX.........................           4.0                 3.6                 3.4                  3.2
NBC.........................           3.3                 2.7                 2.9                  3.2
Telemundo...................           4.1                 3.1                 2.6                  2.1
Univision share.............          26.7%               36.6%               41.0%                41.1%

    A further indication of Univision's growing strength against Telemundo and its English-language competitors is its improved performance among bilingual Hispanics. As the table below indicates, since 1993 the Network advanced from fifth place to first place in prime time audience ratings, Sunday through Saturday, among bilingual Hispanic adults aged 18 to 49:

     NHTI PRIME TIME RATINGS AMONG BILINGUAL HISPANIC ADULTS AGED 18 TO 49

          NETWORK                    1993                1994                1995                 1996
----------------------------  ------------------  ------------------  ------------------  --------------------
Univision...................           3.7                 6.4                 7.5                  6.7
ABC.........................           5.0                 4.6                 3.7                  3.1
CBS.........................           4.0                 2.9                 2.1                  1.9
FOX.........................           5.0                 4.4                 3.8                  3.7
NBC.........................           4.9                 3.6                 3.2                  4.0
Telemundo...................           2.6                 1.9                 1.3                  1.1
Univision share.............          14.7%               26.9%               34.7%                32.7%

    In addition, as shown in the following table, the Company has increased its share of the 20 most widely watched programs among all Hispanic Households from 30% in November 1992 to 90% in November 1996:

                      THE 20 MOST WIDELY WATCHED PROGRAMS
                      AMONG HISPANIC HOUSEHOLDS BY NETWORK

                                                                                 NOVEMBER
  PROGRAM RANK     NOVEMBER 1992  NOVEMBER 1993  NOVEMBER 1994  NOVEMBER 1995      1996
-----------------  -------------  -------------  -------------  -------------  -------------
            1             ABC             FOX           UVN(1)          UVN            UVN
            2             UVN             UVN           UVN             UVN            UVN
            3             FOX             FOX           UVN             UVN            UVN
            4             UVN             UVN           UVN             UVN            UVN
            5             FOX             FOX           UVN             UVN            UVN
            6             FOX             UVN           UVN             UVN            UVN
            7             FOX             UVN           UVN             UVN            UVN
            8             ABC             FOX           UVN             UVN            UVN
            9             FOX             FOX           UVN             UVN            UVN
           10             UVN             FOX           UVN             UVN            UVN
           11             ABC             FOX           FOX             UVN            UVN
           12             FOX             UVN           FOX             UVN            UVN
           13             UVN             NBC           UVN             UVN            UVN
           14             UVN             FOX           UVN             UVN            UVN
           15             UVN             NBC           UVN             NBC            UVN
           16             NBC             FOX           UVN             UVN            UVN
           17             FOX             FOX           UVN             UVN            UVN
           18             ABC             ABC           FOX             UVN            ABC
           19             TEL(2)          FOX           FOX             UVN            UVN
           20             FOX             FOX           FOX             FOX            FOX

------------------------

Source: NHTI

(1) Univision

(2) Telemundo

THE NETWORK

    The Network is the leading Spanish-language television network in the U.S. From its operations center in Miami, the Network provides the Univision Affiliates via satellite with 24 hours of Spanish-language programming per broadcast day with a prime time schedule of substantially all first-run programming (I.E., no re-runs) throughout the year. The operations center also provides extensive production facilities for the Network's news and entertainment programming.

    The Network produces and acquires programs, makes those programs available to the Univision Affiliates, sells network advertising and represents the Broadcast Affiliates in the sale of national spot advertising. Each Broadcast Affiliate has a right of first refusal in its DMA to use the Network's programming. The full-power Broadcast Affiliates together reach approximately
5.5 million, or approximately 74%, of Hispanic Households. The low-power Broadcast Affiliates (including translators) together reach approximately 525,000, or approximately 7%, of Hispanic Households. The Cable Affiliates reach approximately 860,000, or approximately 11%, of Hispanic Households. Through the Company's ownership of the O&Os, it controls approximately 78% of the Network's broadcast distribution.

    AFFILIATION AGREEMENTS. Each Univision Affiliate has the right to preempt (I.E., to decline to broadcast at all or at the time scheduled by the Network), without prior Network permission, any and all Network programming that it deems unsatisfactory, unsuitable or contrary to the public interest or to substitute programming it believes is of greater local interest, provided that the Network must consent to any rescheduling of preempted programming. If a Univision Affiliate preempts a Network program and no suitable substitute broadcast time is mutually agreed upon, the Network is permitted to offer the program to any other television station or cable service in the DMA served by such Univision Affiliate.

    Each Affiliation Agreement grants the Univision Affiliate the right of first refusal to the Network's entire program schedule. The Affiliation Agreements generally provide that 50% of all advertising time be retained by the Network for Network advertising and the other 50% of the time be allocated to the Univision Affiliate for local and national spot advertising. However, this allocation may be modified at the Company's discretion.

    The Affiliated Stations retain 100% of all local advertising revenues, and the Network retains 100% of Network advertising revenues. The Network acts as the representative of the Univision Affiliates for national spot sales and receives a commission of 15% of net revenues after agency commission in return for such services from its Affiliated Stations.

    The Network from time to time may enter into Affiliation Agreements with additional stations in new DMAs based upon its perception of the market for Spanish-language television and the Hispanic market in the station's DMA.

    CABLE AFFILIATES. The Network has historically used Cable Affiliates to reach communities which could not support a Broadcast Affiliate because of the relatively small number of Hispanic Households. Cable Affiliation Agreements may cover an individual system operator or a multiple system operator. Cable Affiliation Agreements are for the most part non-exclusive, thereby giving the Network the right to license all forms of distribution in cable markets. Cable Affiliates generally receive the Network's programming for a fee based on the number of subscribers. The Network retains 100% of the allocation of Network advertising revenues attributable to Cable Affiliates and provides certain Cable Affiliates with two minutes of local advertising time per hour. Cable Affiliates retain 100% of local and national advertising revenues. However, the Company represents certain cable affiliates in national spot sales for varying fees. See "-- Federal Regulation and New Technologies."

    UNIVISION AFFILIATE COVERAGE AND RANK. The table below sets forth certain information with respect to the Univision Affiliates' coverage and rank.

       UNIVISION AFFILIATES' COVERAGE AND RANK AMONG HISPANIC HOUSEHOLDS

                                                      HISPANIC
                                                     HOUSEHOLDS        HISPANIC
                                                   COVERED(B) (IN     HOUSEHOLDS    SPANISH- LANGUAGE
               DMA(A)                   STATION      THOUSANDS)       COVERED(B)    TELEVISION RANK(C)
-------------------------------------  ----------  ---------------  --------------  ------------------
FULL-POWER O&OS
  Los Angeles (1)....................     KMEX            1,362           18.1%                1
  New York (2).......................     WXTV              936           12.5                 1
  Miami (3)..........................     WLTV              454            6.0                 1
  Houston (4)........................     KXLN              292            3.9                 1
  San Francisco (5)..................     KDTV              283            3.8                 1
  Chicago (6)........................     WGBO              282            3.8                 1
  San Antonio (7)....................     KWEX              281            3.7                 1
  Dallas/Ft. Worth (8)...............     KUVN              199            2.7                 1
  Albuquerque (10)...................     KLUZ              187            2.5                 1
  Phoenix (12).......................     KTVW              159            2.1                 1
  Fresno (14)........................     KFTV              155            2.1                 1
                                                          -----            ---
    Total full-power O&Os............                     4,590           61.2

FULL-POWER AFFILIATED STATIONS
  McAllen/Brownsville (9)(f).........     KNVO              194            2.6                 1
  El Paso (11)(d)....................     KINT              174            2.3                 1
  Sacramento (15)(e).................     KCSO              142            1.9                 1
  Denver (16)(f).....................     KCEC              124            1.7                 1
  Corpus Christi (18)................     KORO               93            1.2                 1
  Boston (19)........................     WUNI               86            1.1                 1
  Salinas/Monterey (26)(f)...........     KSMS               48            0.6                 1
  Las Vegas (29)(f)..................     KINC               44            0.6                 1
  Yuma/El Centro (30)(f).............     KVYE               42            0.6                 1
                                                          -----            ---
    Total full-power Affiliated
      Stations.......................                       947           12.6
CABLE AFFILIATES(G)..................                       860           11.5
LOW-POWER BROADCAST AFFILIATES(H)....                       525            7.0
                                                          -----            ---
    TOTAL UNIVISION AFFILIATES.......                     6,922           92.3%
                                                          -----            ---
                                                          -----            ---

------------------------

(a) Numbers in parentheses represent Hispanic DMA rank by number of Hispanic Households.

(b) Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 1997.

(c) Rank within the DMA by number of viewing Hispanic Households. Sources: NHSI and NSI, November 1996.

(d) Entravision has an agreement to acquire.

(e) The Company acquired this Affiliated Station in March 1997. See "-- The
    O&Os."

(f) Owned by Entravision.

(g) Source: Company estimate derived from Nielsen Cable On-Line Data Exchange.

(h) Source: Company estimate derived from Nielsen Media Research, Black and Hispanic DMA Market and Demographic Rank, January 1997.

GALAVISION NETWORK

    Galavision is the leading U.S. Spanish-language general entertainment basic cable television network, reaching approximately 8.1 million subscribers, of whom 2.4 million are Hispanic. According to Nielsen, Galavision reaches over 57% of all Hispanic Households that subscribe to cable. The Company programs Galavision so that Galavision and the Network generally do not run the same type of show simultaneously. For example, while the Network is running a NOVELA, Galavision may run sports or news. As a result of this counter-programming, many Spanish-language television viewers have a choice of two Univision networks at any one time. Additionally, Univision cross-promotes the Galavision service five times daily.

    From December 17, 1992 through June 30, 1996, the Company managed Galavision (during such time, a Televisa affiliate) by generally selecting the programming schedule, including programming supplied pursuant to the Program License Agreements (subject to Galavision's obligation prior to January 1, 1996 to run 85 hours per week of programming of ECO, a 24-hour news, information and entertainment service operated by Televisa), and providing sales, affiliate relations and other services. The Company acquired Galavision as of July 1, 1996 and subsequently moved all Galavision operations from Mexico to the Network's operations center in Miami.

    Galavision is the only Spanish-language cable service subscribing to Nielsen. Nielsen uses a subset of the NHTI sample to produce the Nielsen Hispanic Home Video Index, which reports viewing of Galavision in Hispanic Households with cable. The Company believes that its use of Nielsen to measure Galavision's ratings assists the Company in obtaining advertisers for the cable network and in selecting programs that meet its audience's taste. Nineteen of the top 25 Univision advertisers advertise on Galavision.

PROGRAMMING

    The Company directs its programming toward its young, family-oriented audience. It begins daily with talk and information shows, Monday through Friday, followed by situation comedies and NOVELAS. In the late afternoon and early evening, the Network offers a talk show, a news-magazine and national news, in addition to local news provided by the O&Os. Weekend daytime programming begins with children's programming, followed by sports, variety, teen lifestyle shows and movies. During prime time, Univision airs NOVELAS, variety shows, a talk show, comedies, lifestyle shows, as well as specials and movies. Prime time is followed by late news and a late night talk show. Overnight programming consists of NOVELAS and repeats of programming aired earlier in the day.

    Eight hours of programming per weekday, including a substantial portion of weekday prime time, are currently programmed with NOVELAS supplied primarily by Televisa. Although NOVELAS have been compared to daytime soap operas on ABC, NBC or CBS, the differences are significant. NOVELAS, originally developed as serialized books, have a beginning, middle and end, generally run five days per week, and conclude four to eight months after they begin. NOVELAS also have a much broader audience appeal than soap operas, delivering audiences that contain large numbers of men, children and teens in addition to women.

    The Hispanic population is primarily young and family-oriented. Univision's programming has changed dramatically over the past three years in order to attract and retain this audience. The Company's success in attracting a young audience is demonstrated by a 57% increase in NHTI ratings among Hispanic adults aged 18 to 34, Sunday through Saturday 9 a.m. to midnight, from November 1992 through January 1997.

    Last year, Univision began to air the Spanish-language version of SESAME STREET, co-produced by Televisa in cooperation with Children's Television Workshop. PLAZA SESAMO now airs two hours per week. The Company's broadcasting of educational children's programming, including PLAZA SESAMO, meets the Federal Communications Commission (the "FCC") requirement of airing three hours of weekly educational programming.

    In 1996 the Company derived approximately 40% and 8% of its gross advertising sales from programs produced by Televisa and Venevision, respectively, under the Program License Agreements. Programming supplied by Televisa and Venevision under the Program License Agreements and programs produced by the Company currently represent in the aggregate approximately 90% of the Network's non-repeat broadcast hours. The remainder primarily consists of movies acquired from independent third-party suppliers. Three of the Company's own productions, SABADO GIGANTE, a variety show hosted by Don Francisco, PRIMER IMPACTO, a news magazine program, and CRISTINA, a talk show hosted by Cristina Saralegui, are among its most successful programs in terms of advertising revenues generated. Approximately 45% of the Company's gross advertising sales in each of 1995 and 1996 was generated by programs it produced.

    Univision news programming is generally produced either at the Network facility in Miami or the local stations. The Network produces an early evening network newscast seven days per week and a late network newscast, Monday through Friday. All full-power O&Os produce local newscasts that reflect the communities they serve. A national public affairs program, TEMAS Y DEBATES, is also produced weekly by the Network in Washington, D.C.

    The Company produces a Sunday afternoon sports anthology show and a Sunday night sports wrap-up show. Live sports programming primarily consists of boxing and soccer. The 1994 World Cup soccer coverage broadcast by Univision garnered the Company's highest sports ratings. The Company's coverage of the Sunday afternoon nationally televised Major League Soccer "Game of the Week" in 1996 also delivered strong ratings and revenues.

PROGRAM LICENSE AGREEMENTS

    Through the Program License Agreements, Univision has the first right until December 2017 to air in the U.S. all Spanish-language programming produced by or for Televisa and Venevision (with certain exceptions). The Program License Agreements provide the Network and Galavision with access to programming to fill up to 100% of their program schedules. Televisa and Venevision programming represented approximately 51% and 12%, respectively, of the Network's non-repeat broadcast hours in 1996.

    The Program License Agreements allow the Company long-term access to Televisa and Venevision programs and the ability to terminate unsuccessful programs and replace them with other Televisa and Venevision programs without paying for the episodes that are not broadcast. Accordingly, the Company has more programs available to it and greater programming flexibility than any of its competitors. This program availability and flexibility have permitted the Company to adjust programming to best meet the tastes of its viewers.

    Univision's quarterly option on Televisa's programming has two components. The Company has an initial option on all Televisa produced programs which, when aggregated with programs obtained from Venevision, is sufficient to fill 18 hours of programming per day for the Network and Galavision combined. Univision has the right to allocate these 18 hours of programming between the Network and Galavision. In addition, this option covers all Televisa news programs without limitation as to the number of hours of such programming. After Univision has exercised its rights under the initial Televisa option, Televisa is contractually obligated until December 1997 to make available to the owners and operators of KWHY-TV Channel 22 in Los Angeles ("KWHY"), a station that, prior to December 1992, had been a Galavision Network affiliate to which Televisa supplied programming, all Televisa programming that is not acquired by Univision pursuant to its initial option (other than news programs) to enable KWHY to fill one 85-hour per week time schedule. The Company then has an additional option on all Televisa programs not licensed by KWHY for use on the Network and Galavision. Thus, under the Program License Agreements, Univision may license programming from Televisa and Venevision that, when added to (i) local programs produced by the O&Os and used on the Network, (ii) any programs produced by Univision and (iii) any programs purchased by Univision other than from Televisa and Venevision, will be sufficient to fill a twenty-four hour per day, seven day per week time schedule for each of the Network and Galavision.

    The Company's initial and additional Televisa options and its Venevision option are prior to all third parties' rights to obtain Televisa and Venevision produced programming for broadcast in the U.S., except with respect to programming licensed by Televisa to KWHY. Generally, Univision also has a right of first refusal to acquire any program for which Univision did not exercise its option before Televisa or Venevision can license such program to any third party (except with respect to programming licensed to KWHY as described above). To the extent that Televisa or Venevision uses, or licenses a third party to use, its programming in the United States in accordance with the terms of the Program License Agreements, the Company would compete against such entity.

    Televisa and Venevision programs available to Univision are defined under the Program License Agreements as all programs produced by or for each of them in the Spanish language or with Spanish subtitles other than programs for which they do not own U.S. broadcast rights or as to which third parties have a right to a portion of the revenues from U.S. broadcasts ("Co-produced Programs"). Televisa and Venevision have also agreed through their affiliates to use their best efforts to coordinate with Univision to permit Univision to acquire U.S. Spanish-language rights to certain Co-produced Programs and to special events produced by others, sporting events, political conventions, election coverage, parades, pageants and variety shows.

    In consideration of access to the programming of Televisa and Venevision, the Company pays Televisa and Venevision aggregate royalties based upon Combined Net Time Sales. The royalties (net of certain cost sharing reimbursements which ceased upon completion of the Reorganization) were 9.9%, 9.4% and 8.5% of Combined Net Time Sales in 1996, 1995 and 1994, respectively. Aggregate royalties to Televisa and Venevision are 13.5% of Combined Net Time Sales in 1997, and will be 15.0% of Combined Net Time Sales in all years thereafter. The Network is obligated to pay such aggregate royalties to Televisa and Venevision each year throughout the term regardless of the amount of Televisa and Venevision programming used by the Company.

    The Program License Agreements are between affiliates of the Company, Televisa and Venevision and the performance of their affiliates has been unconditionally guaranteed by the Company, Televisa and Venevision, respectively. Pursuant to their respective guarantees, Televisa has agreed to use commercially reasonable efforts to continue to produce programs available to the Network at least to the same extent in terms of quality and quantity as in calendar years 1989, 1990 and 1991 and Venevision has agreed to use commercially reasonable efforts to produce or acquire programming sufficient to provide at least nine hours per day of programs to the Network.

    In 1996, the Venevision affiliate did not make available to Univision at least nine hours per day of programming, and the Company does not believe that Venevision had used commercially reasonable efforts to enable the affiliate to do so. To date, the Company has continued to pay the Venevision affiliate the full amount of aggregate royalties. The Company has commenced discussions with Venevision; Venevision has stated that it believes that Venevision and its affiliate have complied with their obligations to the Company. The Company is studying the actions it may take if the Company and Venevision are unable to resolve this disagreement through negotiations.

    In addition, Televisa has agreed with several partners, each of whom has substantial assets, to develop and operate a direct broadcast satellite ("DBS") venture, which will have a variety of program services, including program services supplied by Televisa. Televisa is required to offer the Company the opportunity to acquire a 50% economic interest in Televisa's interest in the joint venture to the extent it relates to United States Spanish-language broadcasting. While the Company believes that the Company will be offered such an interest, the Company has not received any indication as to what the business terms relating to such interest would be. Accordingly, the Company is not in a position to state whether it would accept such an offer. If the venture secures a significant viewership among Hispanic Households, it could have a material adverse effect on Univision's financial condition and results of operations, even if Univision decides to acquire this 50% economic interest.

    Televisa asserts that the terms and conditions of its Program License Agreement with Univision allow it, under certain circumstances, to provide any DBS venture uplinking in Mexico for distribution in the

United States with Televisa program services which contain programs to which Univision believes it has an exclusive first option in the United States. Univision disagrees with Televisa's assertion and has notified Televisa of its intention to enforce its rights by all appropriate means including, if necessary, legal action, if Televisa provides such programs to any such DBS venture. There can be no assurance that Televisa will desist from providing such programming to its or other DBS ventures, or, if Televisa were not to desist, that Univision would prevail in court.

    Finally, Televisa has initiated the production and limited broadcast of NOVELAS originally produced in English, using the same storylines and production facilities in Mexico which are used for NOVELAS to which Univision has an option for Spanish-language rights. Televisa has announced its intention to secure broader distribution of this product throughout the United States. There can be no assurance that Univision's bilingual viewers will not be attracted by Televisa's English-language NOVELAS, resulting in viewership declines for Univision.

THE O&OS

    The Company owned and operated 11 full-power O&Os as of December 31, 1996, each of which broadcasts Network programming, produces local news and other programming of local importance, covers special events and may acquire programs from other suppliers. The Company acquired its Sacramento Affiliated Station in March 1997. Each of the full-power O&Os is the leading Spanish-language television station in its DMA.

    A full-power O&O's ability to compete in terms of NSI ratings with the English-language stations in a particular market is a function of the level of Spanish-language use in the DMA which is affected in part by Hispanic Household density. In DMAs where households that speak Spanish at least 50% of the time exceed 15% of all households in the DMA, the full-power O&Os, in general, have audience delivery comparable with the leading English-language network affiliated stations in that DMA. In a DMA where the households that speak Spanish at least 50% of the time is between 10% and 15% of all households in that DMA, the full-power O&Os, in general, have audience delivery comparable with the leading independent stations in the DMA. In a DMA where households that speak Spanish at least 50% of the time is between 5% and 10% of all households in that DMA, the full-power O&Os, in general, have audience delivery comparable with the lower rated independent stations in the DMA. As shown on the following table, three of the full-power O&Os owned by the Company as of December 31, 1996 rank among the top two stations in their respective DMAs.

               FULL-POWER O&OS' COVERAGE AND RANK AMONG HISPANICS

                                                                                                        UNIVISION
                                                             1996 HISPANIC                                SHARE
                          DMA RANK         1996 HISPANIC       HOUSEHOLDS     HISPANIC     SPANISH-    OF SPANISH-   ADULTS 18 TO 49
                       (BY NUMBER OF        POPULATION            (IN         HOUSEHOLD    LANGUAGE     LANGUAGE     TOTAL AUDIENCE
        DMA           HISPANICS)(A)(B)   (IN THOUSANDS)(B)   THOUSANDS)(B)    DENSITY(C)    USE(D)     VIEWING(E)    MARKET RANK(F)
--------------------  ----------------   -----------------   --------------   ---------   ----------   -----------   ---------------
Los Angeles.........          1                5,520             1,362          27.6%       19.5%         67%(g)           1(h)
New York............          2                2,961               936          13.9        10.5          81               6(h)
Miami...............          3                1,303               454          33.3        28.8          88               1(h)
Chicago.............          4                1,040               282           9.0         7.0          79               7
Houston.............          5                1,030               292          18.3        12.3          85               6(h)
San Francisco.......          6                1,021               283          12.4         7.2          78               5(h)
San Antonio.........          7                  924               281          43.7        23.3          83               5(h)
Dallas/Ft. Worth....          9                  714               199          10.8         6.9          82               7
Fresno..............         12                  596               155          31.6        21.1          83               1
Albuquerque.........         13                  559               187          33.7        15.4         100               5(h)
Phoenix.............         14                  555               159          13.1         7.6          97               6(h)

------------------------

(a) The other DMAs ranked among the top fifteen by number of Hispanics are McAllen/Brownsville (8th), El Paso (10th), San Diego (11th) and Sacramento
    (15th).

(b) Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 1997. In deriving its figures, Nielsen only counts persons present in Hispanic Households.

(c) Percentage of total households that are Hispanic Households. Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 1997.

(d) Represents the percentage of all households in a DMA where the Spanish language is spoken at least 50% of the time by adults. Source: Nielsen Enumeration Study 1995, which sets forth demographic attributes of Hispanic population.

(e) Source: NHSI, adults 18 to 49, November 1996, Sunday to Saturday, 9 a.m. to 12 midnight.

(f) Source: NSI, adults 18 to 49, November 1996, Sunday to Saturday, 9 a.m. to 12 midnight.

(g) The Los Angeles market has three full-power Spanish-language television stations.

(h) Tied.

    The following table shows the total audience share and the percentage of total market revenues garnered by each of the O&Os owned by the Company as of December 31, 1996. As reflected in the table, none of the O&Os currently receives its proportionate share of advertising revenues commensurate with its audience share. The Company believes that the continued utilization of reliable rating services and the addition of salespeople with English-language television and advertising expertise will further enable the Company to demonstrate to advertisers its ability to reach the Hispanic audience, thereby allowing the Company to narrow the gap between its share of advertising revenues and its audience share.

               O&OS' SHARE OF TOTAL MARKET REVENUES AND AUDIENCE

                                    TOTAL TELEVISION          O&O SHARE                O&O SHARE OF
                                    MARKET REVENUE(1)         OF TOTAL            SUN-SAT/9 A.M.-MIDNIGHT
               DMA                   (IN THOUSANDS)       MARKET REVENUE(1)          TOTAL AUDIENCE(2)
----------------------------------  -----------------  -----------------------  ---------------------------
Los Angeles.......................    $   1,340,000                  6%                        10%
New York..........................        1,264,000                  2                          5
Chicago...........................          766,000                  2                          6
San Francisco.....................          501,100                  2                          3
Dallas............................          435,600                  2                          5
Miami.............................          406,100                 10                         15
Houston...........................          386,500                  4                         10
Phoenix...........................          273,600                  3                          6
San Antonio.......................          118,000                  7                          8
Fresno............................           83,700                  8                         18
Albuquerque.......................           77,800                  3                          2

------------------------

(1) Company estimates.

(2) Source: NSI, adults 18 to 49, November 1996.

    Set forth below is information, including ratings and performance information based on most recently available data, for the Company's top five O&Os.

    LOS ANGELES. The Los Angeles DMA has the largest Hispanic population in the U.S., estimated by Nielsen to be 5.5 million people as of the beginning of 1997, and is the second largest U.S. television market overall. Between 1980 and 1990, the Hispanic population of Los Angeles grew approximately seven times faster than its non-Hispanic population. According to the U.S. Census Bureau, 78% of Hispanics in Los Angeles are of Mexican origin. The Hispanic population in Los Angeles represents 37% of that DMA's total population and 21% of the total U.S. Hispanic population.

    The Los Angeles DMA has three Spanish-language, full-power UHF television stations. In November 1996, the Company's Los Angeles O&O, Univision-KMEX, posted a 67% share of the homes tuned to Spanish-language television from 9 a.m. to midnight Sunday through Saturday, while Telemundo-KVEA posted a 19% share and KWHY (which only broadcasts in Spanish from 3 p.m. to 11 p.m. and is provided certain programming from Televisa) posted a 14% share. Compared to all general market television stations in the November 1996 NSI Report, KMEX was tied for first in adults aged 18 to 49 ratings and adults aged 18 to 34 ratings and was tied for sixth in households in the Los Angeles DMA Sunday through Saturday 9 a.m. to midnight.

    A total of 20 television stations currently operate in the Los Angeles DMA. Some of these stations simulcast their news programs and certain entertainment programs in both English and Spanish. In addition, Nielsen estimates that cable penetration among Hispanic Households in the Los Angeles DMA is 45%.

    NEW YORK. The New York DMA has the second largest Hispanic population in the U.S., estimated by Nielsen to be 3.0 million people at the beginning of 1997, and is the largest U.S. television market overall. The New York Hispanic community tends to be more fragmented into groups from many different Latin American countries, including Puerto Rico, Cuba, the Dominican Republic and Mexico, who have settled in different neighborhoods in the DMA. This fragmentation distinguishes the New York market from Los Angeles and Miami where the Hispanic population is predominantly Mexican and Cuban, respectively. The Hispanic population in New York represents 16% of that DMA's total population and 12% of the total U.S Hispanic population.

    In November 1996, Univision-WXTV was the leading station with a 81% share of the audience watching Spanish-language television (9 a.m. to midnight, Sunday through Saturday). While Univision-WXTV broadcasts full time in Spanish, Telemundo-WNJU broadcasts only 15 hours per day in Spanish Monday through Friday, and less on the weekend. The remainder of time on Telemundo-WNJU is used for paid programming and programs in a variety of other languages. Compared to general market television stations in the November 1996 NSI Report, WXTV ranked seventh in the New York market in adults aged 18 to 49, Sunday through Saturday, 9 a.m. to midnight.

    A total of 16 television stations service the New York DMA. In addition to Univision-WXTV and Telemundo-WNJU, one other television station shows some originally-produced Spanish-language programming. According to Nielsen, cable penetration among Hispanic Households in the New York DMA is approximately 56%.

    MIAMI. The Miami DMA has the third largest Hispanic population in the U.S., estimated by Nielsen to be 1.3 million people as of the beginning of 1997, and is the sixteenth largest U.S. television market overall. According to the Census Bureau, 56% of Hispanics in Miami are of Cuban origin. The Hispanic population in Miami represents 37% of that DMA's total population and 5% of the total U.S. Hispanic population.

    In November 1996, the Company's Miami O&O, Univision-WLTV, had an 88% share of the audience watching Spanish-language television from 9 a.m. to midnight, Sunday through Saturday. Compared to all general market television stations in the May 1996 NSI Report, WLTV was in a four-way tie for first place in adults aged 18 to 49 and adults aged 18 to 34 ratings, while placing second in household share in the Miami market Sunday through Saturday, 9 a.m. to midnight. WLTV is fully competitive with all English-language stations in the Miami DMA in all major dayparts.

    A total of 13 television stations service the Miami DMA. In addition to Univision-WLTV and Telemundo-WSCV, three other television stations show some Spanish-language programming. According to Nielsen, cable penetration among Hispanic Households in Miami is approximately 58%.

    CHICAGO. The Chicago DMA has the fourth-largest Hispanic population in the U.S., estimated by Nielsen to be 1.0 million people at the beginning of 1997, and is the third largest U.S. television market overall. The Hispanic population in Chicago represents 12% of that DMA's population and 4% of the total U.S. Hispanic population.

    In 1994, the Company acquired an English-language independent television station, WGBO, which it converted to a Spanish-language format on January 1, 1995. In November 1996, Univision-WGBO posted a 79% share of the audience watching Spanish-language television 9 a.m. to midnight, Sunday through Saturday. WGBO has one Spanish-language competitor, Telemundo-WSNS. Compared to all general market television stations in the Chicago DMA in the November 1996 NSI report, WGBO ranked seventh. WGBO is fully competitive with certain English-language stations in the delivery of young demographics in the Chicago DMA, particularly adults aged 18 to 34.

    A total of 13 television stations service the Chicago DMA. According to Nielsen, cable penetration among Hispanic Households in Chicago is approximately 44%.

    HOUSTON. Houston has the fifth largest Hispanic population in the U.S., estimated by Nielsen to be 1.0 million people, and is the eleventh largest U.S. television market overall. The Hispanic population in Houston represents 23% of that DMA's total population and 4% of the total U.S. Hispanic population.

    In 1994, the Company acquired its Affiliated Station, KXLN, in Houston. In November 1996, Univision-KXLN posted an 85% share of the audience watching Spanish-language television 9 a.m. to midnight, Sunday through Saturday. KXLN has one Spanish-language competitor, the Telemundo affiliate KTMD. In November 1996, KXLN was ranked first in the delivery of adults aged 18 to 34 and sixth in adults aged 18 to 49, Sunday through Saturday, 9 a.m. to midnight.

    A total of 15 television stations service the Houston DMA. According to Nielsen, cable penetration among Hispanic Households in Houston is approximately 40%.

    The Company exercises its "must carry" rights in each DMA in which it operates a full-power O&O.
    In March 1997, Univision acquired its Sacramento Affiliated Station, KCSO. The Company paid approximately $40 million, consisting of $28.2 million in cash, 12,000 shares of preferred stock having one vote per share, a liquidation preference of $1,000 per share (plus accrued and unpaid dividends) and a cumulative annual dividend preference (commencing on the closing of the acquisition) of 6% per share per annum ($15.00 per quarter per share), increasing to 9% per share per annum if accrued and unpaid dividends per share equal or exceed $30.00. The preferred stock is convertible into Class A Common Stock at the option of the holder until the fourth anniversary of the closing of the acquisition at a conversion price of $32.6875. The preferred stock is redeemable at the option of the holder at any time, and by the Company after the fourth anniversary of the issuance of the preferred stock, in each case, for an amount equal to the liquidation preference.

    Univision's seven low-power O&Os are located in Philadelphia, Hartford, Austin, Bakersfield, Tucson, Albuquerque and Fort Worth. A low-power station is a low-power broadcast facility that may originate programming and commercial matter but that often transmits programming received from elsewhere (including via satellite). The low-power O&Os, in the aggregate, accounted for less than 1% of the Company's net revenues in 1996 and contribute 2.9% of the Network broadcast distribution.

ADVERTISING

    The Company's top 10 advertisers in 1996, on a combined basis (UTG and the Network), were Procter & Gamble, AT&T, MCI Communications, McDonald's, Ford, Colgate-Palmolive, Sears, Toyota, Coca-Cola and Miller Brewing Co., most of which have substantially increased advertising commitments to the Company since the Acquisition. No single advertiser accounted for more than 10% of the Company's gross advertising revenues. Approximately 98.5% of Univision's gross revenues for each of 1995 and 1996 consisted of Network, national spot and local advertising revenues.

    NETWORK ADVERTISING. Network advertising revenues represented 50.6% of the Company's gross revenues in 1995 and 1996. The Company attracts advertising expenditures from diverse industries, with advertising for food and beverages, personal care products, automobiles, other household goods and telephone services representing the majority of Network advertising.

    SPOT ADVERTISING. National spot advertising represents time sold to national and regional advertisers based outside a station's DMA. National spot advertising revenues represented 14.8% and 15.6% of the Company's gross revenues for 1995 and 1996, respectively. National spot advertising primarily comes from new advertisers wishing to test a market and advertisers who are regional retailers and manufacturers without national distribution. To a lesser degree, national spot advertising comes from advertisers who have the need to enhance network advertising in a given market. National spot advertising is the means by which most new national and regional advertisers begin marketing to Hispanics.

    LOCAL ADVERTISING. Local advertising revenues are generated by both local merchants and service providers and regional and national businesses and advertising agencies located in a particular DMA. Local advertising revenues represented 33.1% and 32.3% of the Company's gross revenues for 1995 and 1996, respectively.

MARKETING

    The Company increased by 45% the number of its marketing professionals from 146 to 211 over the past two years, including approximately 30 employees hired in connection with the acquisition of the Chicago and Houston O&Os and Galavision. The Company's account executives are divided into three groups:
Network sales; national spot sales; and local sales. The account executives responsible for Network sales target and negotiate with accounts that advertise nationally. The national spot sales force represents Broadcast Affiliates for all sales placed from outside their respective DMAs. The local sales force represents an O&O for all sales placed from within its DMA.

    In addition, the Company's sales department utilizes research, including both ratings and demographic information analyzed by the Company's research department, to negotiate sales contracts as well as target major national advertisers that are not purchasing advertising time or who are under-purchasing advertising time on Spanish-language television.

    The Company maintains Network and national sales offices in Atlanta, Chicago, Dallas, Detroit, Irvine (California), Los Angeles, Miami, New York, San Antonio and San Francisco.

COMPETITION

    The broadcasting business is highly competitive. The Company competes for viewers and revenues with other television networks and stations and other video media, suppliers of cable television programs, newspapers, magazines, radio and other forms of entertainment and advertising. Competition for advertising revenues is based on the size of the market that the particular medium can reach, the cost of such advertising and the effectiveness of such medium. The Company believes that it is competitive in the size of market it reaches and the cost and effectiveness of advertising time it sells.

    The rules and policies of the FCC also encourage increased competition among different electronic communications media. As a result of rapidly developing technology, the Company may experience increased competition from other free or pay systems by which information and entertainment are delivered to consumers, such as direct broadcast satellite and video dial tone services.

MATERIAL PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

    In the course of its business, the Company uses various trademarks, trade names and service marks, including its logos in its advertising and promotions. The Company believes the strength of its trademarks, trade names and service marks are important to its business and intends to continue to protect and promote its marks as appropriate. The Company does not hold or depend upon any material patent, government license, franchise or concession, except the licenses granted by the FCC to the O&Os.

EMPLOYEES

    As of December 31, 1996, the Company employed approximately 1,350 full-time employees. At December 31, 1996, approximately 12% of the Company's employees, located at Chicago, Los Angeles and New York were represented by unions. In January 1997, certain employees of the San Francisco O&O elected union representation, thereby increasing the number of Company employees represented by unions to 14%. Collective bargaining agreement negotiations are scheduled in April 1997.

    The collective bargaining agreements covering the union employees of the Chicago, Los Angeles and New York O&Os expire beginning in 1999. One of the agreements for the New York O&O was recently renegotiated subject to the approval of the national office of AFTRA.

    Management believes that its relations with its non-union and union employees, as well as with the union representatives, are good.

FEDERAL REGULATION AND NEW TECHNOLOGIES

    The ownership, operation and sale of TV stations, including those licensed to subsidiaries of the Company, are subject to the jurisdiction of the FCC under authority granted it pursuant to the Communications Act of 1934, as amended (the "Communications Act"). Matters subject to FCC oversight include, but are not limited to, the assignment of frequency bands for broadcast television; the approval of a TV station's frequency, location and operating power; the issuance, renewal, revocation or modification of a TV station's FCC license; the approval of changes in the ownership or control of a TV station's licensee; the regulation of equipment used by TV stations; and the adoption and implementation of regulations and policies concerning the ownership, operation and employment practices of TV stations. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a TV station for violations of the FCC's rules and regulations.

    PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, broadcast station licensees continue to be required to present programming that is responsive to local community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates license renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, programming directed to children, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. In addition, most broadcast licensees, including the Company's licensees, must develop and implement affirmative action programs designed to promote equal employment opportunities and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a license renewal application.

    While the following sets forth the material provisions of the Communications Act and other statutes or rules, regulations and policies of the FCC and other governmental agencies applicable to the Company and its operations, it does not purport to be a complete summary of such provisions. In particular, for further information, reference is made to the Communications Act, the Telecommunications Act of 1996 (the "Telcom Act"), and the rules, regulations and written policies of the FCC. Management is unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced below, the outcome of any reconsideration or appellate proceedings concerning any of the changes in FCC rules or policies noted below, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on Univision's television broadcast operations.

    LICENSE RENEWAL. Under new FCC rules adopted in January 1997 to implement the Telcom Act, television station licenses generally will be issued for an initial period of eight years, subject to renewal upon application therefor. The FCC will ordinarily renew broadcast licenses for the maximum eight-year term (subject to short-term renewals in certain circumstances, such as those involving serious violations of FCC rules by the licensee). The changes apply to all license renewals granted after the date the new rules were adopted (regardless of when the renewal application was filed), as well as retroactively to licenses for which the renewal application was filed on or after October 1, 1995 if the renewal was granted prior to the date the new rules were adopted.

    With respect to broadcast renewal applications filed after May 1, 1995, the FCC adopted new rules on April 12, 1996 to implement certain statutory changes effected by the Telcom Act. Under these new rules, no person may submit a competing application for the frequency licensed to the renewal applicant unless and until the FCC has determined that the incumbent is not qualified to continue to hold the license. However, during a certain period while the renewal application is still pending, petitions to deny the renewal application may be filed with the FCC. In recent years, representatives of various community groups and others often have filed petitions to deny renewal applications of broadcast stations. The FCC will grant the renewal application and dismiss the petitions to deny if it determines that the licensee meets statutory renewal standards based on a review of the preceding license term.

    Set forth below are the license expiration dates of each O&O:

                          O&O LICENSE EXPIRATION DATES

DMA                                                                 STATION LICENSE    EXPIRATION DATE
----------------------------------------------------------------  -------------------  ---------------
Albuquerque.....................................................              KLUZ          10/01/98
Albuquerque.....................................................             K48AM(1)        8/01/97
Austin..........................................................             K30CE(1)       10/01/98
Bakersfield.....................................................           KABE-LP(1)        4/01/98
Chicago.........................................................              WGBO          12/01/97
Dallas/Fort Worth...............................................              KUVN           8/01/98
Fort Worth......................................................           KUVN-LP(1)        10/1/98
Fresno..........................................................              KFTV          12/01/98
Hartford........................................................             W47AD(1)        6/01/98
Houston.........................................................              KXLN           8/01/98
Los Angeles.....................................................              KMEX          12/01/98
Miami...........................................................              WLTV           2/01/05
New York........................................................              WXTV           6/01/99
Philadelphia....................................................           WXTV-LP(1)        7/15/97(2)
Phoenix.........................................................              KTVW          10/01/98
San Antonio.....................................................              KWEX           8/01/98
San Francisco...................................................              KDTV          12/01/98
Tucson..........................................................             K40AC(1)        4/18/97(3)

------------------------

(1) Low-power O&O.

(2) The Philadelphia station (formerly W35AB) is currently operating pursuant to a special temporary authorization.

(3) The Tucson station is currently operating pursuant to a special temporary authorization as K52AO.

    In each case, renewal applications must be filed with the FCC at least four months before the expiration date of the license, and any petitions to deny must be filed at least one month prior to the expiration date. The FCC usually does not act on renewal applications until after the expiration date, and in the interim, the licenses remain in effect.

    OWNERSHIP RESTRICTIONS. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without prior FCC approval. The Communications Act also generally prohibits a licensee from having more than 20% of its capital stock owned or voted by foreign nationals, foreign governments, or the representatives of either (each a "Foreign Interest"). A Licensee may not be organized under the laws of a foreign country. Absent a grant of special authority by the FCC, any company that directly or indirectly controls a broadcast licensee may not be organized under the laws of a foreign country, and may not have more than 25% of its capital stock owned or voted by foreign nationals or foreign governments or by representatives of foreign nationals or foreign governments. Under the Communications Act, a broadcast license may not be granted to or held by a Foreign Interest if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision to require an affirmative public interest finding before a broadcast license may be granted to or held by any such Foreign Interest. The FCC has rarely, if ever, made such an affirmative finding. As presently organized, the Company complies with these restrictions. In particular, the Company's Restated Certificate of Incorporation contains provisions that permit the Company to redeem any shares of capital stock other than Class T and Class V Common Stock owned by Foreign Interests and to take other actions necessary to ensure its compliance with the foreign ownership restrictions of the Communications Act and related FCC rules.

    The FCC's "multiple ownership" rules generally provide that a license for a television station will not be granted if the applicant (or a party with an "attributable interest" in the applicant) owns, or has an "attributable interest" in, another station of the same type which covers a similar service area. As directed by the Telecom Act, the FCC is conducting various rulemaking proceedings to determine whether to change its attribution rules and whether to retain, modify, or eliminate its limitations on the number of television stations that a person or entity may own, operate, or control, or have an "attributable interest" in, within the same television market. Under its duopoly regulations, the FCC prohibits ownership interests in television stations with overlapping signals of specified strengths. In November 1996, the FCC proposed to relax this prohibition to permit, under certain conditions, common ownership of television stations with greater signal overlap. The FCC is implementing the proposed standard on an interim, conditional basis pending the outcome of the rulemaking proceedings. Among the options being considered are proposals to increase the signal strength permitted before a prohibited overlap occurs, to permit a single entity to own two UHF television stations in the same television market, and to permit a single entity to own one UHF and one VHF television station in the same market. Substantially all Univision Affiliates operate in the UHF band. Whether, or when, the FCC will adopt such changes in its regulations is unknown.

    The FCC recently conformed its national television stations multiple ownership rules with the Telcom Act. Specifically, a single entity may hold "attributable interests" in an unlimited number of U.S. television stations provided that those stations operate in markets containing cumulatively no more than 35% of the television homes in the U.S. For this purpose, only 50% of the television households in a market are counted towards the 35% national restriction if the owned station is a UHF station (as are the O&Os). An FCC rulemaking is under way to address how to measure audience reach, but further analysis of the "UHF discount" is being deferred until 1998 as part of the FCC's biennial review of the broadcast rules mandated by the Telecom Act. None of the Principal Stockholders presently holds attributable interests in any other U.S. television stations.

    The FCC's rules provide that, with certain exceptions, the power to vote or control the vote of 5% or more of the outstanding voting stock of a licensee is the test for determining whether an entity has an "attributable interest" in a licensee's stations for purposes of the multiple ownership rules. However, the FCC's rules permit certain passive institutional investors (I.E., qualifying investment companies, insurance companies or bank trust departments) to vote or control the vote of up to 10% of the outstanding voting stock of a broadcast company before they will be deemed to have an "attributable interest." In March 1992, the FCC initiated a proceeding to consider, INTER ALIA proposals (i) to increase the general "attributable interest" threshold to 10% of the outstanding voting stock of a broadcast licensee and (ii) to increase the threshold for certain passive institutional investors to 20%. The FCC has taken no final action in that proceeding.

    The FCC recently conformed its "dual network rule" with the Telcom Act. Under these new rules, a broadcast licensee may affiliate with an entity that maintains two or more networks of television broadcast stations UNLESS such multiple networks are composed of (i) two or more network entities meeting a specific definition of a network as of February 8, 1996, or (ii) a network meeting such definition and certain other English-language program distribution services. The Network does not fall into either category.

    The Telcom Act also modified the general prohibitions on network-cable cross-ownership so as to permit television networks to own cable systems.

    NETWORK AFFILIATE ISSUES. Several FCC rules impose restrictions on network affiliation agreements. Among other things, those rules prohibit a television station from entering into any affiliation agreements that (i) require the station to clear time for network programming that the station had previously scheduled for other use, (ii) preclude the preemption of any network programs that the station believes are unsuitable for its audience, or (iii) preclude the station from substituting for network programming a program that it believes is of greater local or national importance.

    In addition, the FCC is currently reviewing several of its rules governing the relationship between broadcast television networks and their affiliates. Specifically, the FCC is reviewing four rules including (i) the "right to reject rule," which provides that affiliation arrangements between a broadcast network and a broadcast licensee generally must permit the licensee to reject programming provided by the network, (ii) the "time option rule," which prohibits arrangements whereby a network reserves an option to use specified amounts of an affiliate's broadcast time, (iii) the "exclusive affiliation rule," which prohibits arrangements that forbid an affiliate from broadcasting the programming of another network, and (iv) the "network territorial exclusivity rule," which proscribes arrangements whereby a network affiliate may prevent other stations in its community from broadcasting programming the affiliate rejects, and arrangements that inhibit the ability of stations outside of the affiliate's community to broadcast network programming.

    The FCC's so-called "spot sale rule" prohibits a network from representing its affiliates in the sale of non-network advertising time unless such affiliates are owned by or under common control with the network. In late 1990, the FCC granted a permanent waiver to the Company's predecessor permitting non-owned and operated affiliates of the Network to be represented by the Network in the spot sales market. In 1992, as part of its approval of the Acquisition, the FCC granted the Company's request to extend the permanent waiver of the spot sale rule so as to permit the Network to continue to act as a national sales representative for each Univision Affiliate.

    ADVANCED TELEVISION TECHNOLOGY. At present, U.S. television stations broadcast signals using the "NTSC" system, named for the National Television Systems Committee, an industry group established in 1940 to develop the first U.S. television technical broadcast standards. The FCC is presently conducting several rulemaking proceedings in order to implement ATV, a broadcasting technology that would constitute a significant improvement over the audio and video quality provided by the NTSC system. In May 1996, the FCC issued its Fifth Further Notice of Proposed Rulemaking in its ATV proceeding, wherein the FCC proposed to adopt the ATSC DTV standard, a standard for providing ATV service capable of offering broadcasting formats ranging from one channel with a picture quality approaching that of 35mm film and audio quality equal to that of compact discs to four to five channels with picture and sound quality similar to that currently available. On December 27, 1996, the FCC released its Fourth Report and Order by which it rejected the ATSC DTV "single standard" and instead adopted a modified standard which excludes video format constraints and leaves certain options up to industry members. The DTV standard is incompatible with the existing NTSC standard (I.E., NTSC equipment will be unable to broadcast ATV and existing television sets will be unable to receive it without modification). Thus, ATV broadcasting will require broadcasters electing to engage in ATV broadcasting to make significant new capital investments in ATV broadcasting capacity.

    Under the FCC's current plans as set forth in the FCC's Fourth Further Notice of Proposed Rulemaking and Third Notice of Inquiry in its ATV proceeding released in August 1995, existing full-power commercial stations would be guaranteed licenses to construct and operate ATV stations so long as they continued to operate their NTSC operations as well. In August 1996, the FCC released its Sixth Further Notice of Proposed Rulemaking with a draft DTV Table of Allotments and a discussion of its underlying policies and technical criteria. The FCC continues to believe it can accommodate all eligible existing broadcasters with a DTV channel. Once ATV channel allocations are finally determined, the FCC's current plan gives existing stations a three-year period to apply for ATV licenses and a three-year period thereafter to complete construction. Any existing broadcast station that fails to make the additional investment in constructing and operating an ATV station would likely suffer long-term adverse competitive effects, since other competing television stations in the market (as well as other competing video delivery modes) would likely be able to provide to consumers the more advanced ATV programming. All television stations must convert to ATV within a defined transition period (presently anticipated to be no longer than 15 years). During this transition period, television stations will be required to broadcast both an NTSC and an ATV signal. At the end of the transition period, the television station will be required to return to the FCC its license for the NTSC signal.

    However, certain members of Congress from time to time have offered and continue to offer various proposals that would require incumbent broadcasters to bid at a public auction for the spectrum necessary to effect the transition to ATV. The Clinton Administration has not endorsed these proposals. Although the broadcast industry has opposed such proposals, at this time the Company cannot be assured that it will not have to bid for the spectrum required for ATV broadcasting or, if required to bid, that it will have adequate financial resources to make a successful bid. If such an auction plan were mandated by Congress, it could have a material adverse effect on the Company. Under certain circumstances, conversion to ATV operations may reduce a station's geographical coverage area. In addition, the FCC's current implementation plan would maintain the secondary status of low-power stations in connection with its allotment of ATV channels. The FCC has acknowledged that ATV channel allotment may involve displacement of existing low-power stations, particularly in major television markets. Accordingly, the Company's low-power Broadcast Affiliates may be materially adversely affected.

    DIRECT BROADCAST SATELLITE SYSTEMS. There are currently in operation several DBS systems that serve the United States, and it is anticipated that additional systems will become operational over the next several years. Furthermore, several Spanish-language DBS systems are underway to serve various parts of Latin America and some of such systems are expected to have signals which will spill over into the southern U.S. or in certain cases, cover most or all of the continental United States. DBS systems provide programming on a subscription basis to those who have purchased and installed a satellite signal receiving dish and associated decoder equipment. DBS systems claim to provide visual picture quality comparable to that found in movie theaters and aural quality comparable to digital audio compact discs. DBS systems do not, except in certain instances, provide the signals of traditional over-the-air broadcast stations, and thus are generally restricted to providing the programming of premium services such as HBO and other traditionally cable-oriented satellite programming services. In the future, competition from DBS systems could have a material adverse effect on the financial condition and results of operations of the Company.

ITEM 2. PROPERTIES

    The principal buildings owned or leased by the Company are described below:

                       PRINCIPAL UNIVISION PROPERTIES (1)

                                                       AGGREGATE
                                                        SIZE OF
                                                       PROPERTY                                LEASE
                                                    IN SQUARE FEET                          EXPIRATION
LOCATION                                             (APPROXIMATE)     OWNED OR LEASED         DATE
--------------------------------------------------  ---------------  --------------------  -------------
Miami, FL.........................................       134,100          Owned/Leased(2)    12/31/00(3)
Los Angeles, CA...................................        55,604                Leased        9/30/02(3)
New York, NY......................................        35,814                Leased        6/30/10(3)
Secaucus, NJ......................................        29,660                Leased        6/30/09

------------------------

(1) For additional information see Note 6 to consolidated financial statements.

(2) Represents two separate properties, of which 112,000 square feet are owned.

(3) Option to renew available.

    The Company owns or leases remote antenna space and microwave transmitter space near each of the O&Os. Additionally, the Company leases space in public warehouses and storage facilities, as needed, near some of the O&Os.

    The Network began transmitting from its operations center in Miami, Florida in January 1991, after acquiring approximately seven acres and an existing 50,000 square foot facility and building an additional 62,000 square feet. The Miami facility houses Network administration, operations (including the Network's uplink facility), sales, production, news, Galavision operations and WLTV, the Miami station. The Company broadcasts its programs to the Univision Affiliates on three separate satellites from four transponders, one of which is owned and three of which are leased pursuant to two lease agreements that expire in 2004.

    In January 1997, the Company signed a lease for office and studio premises for the Dallas, Texas station. The Company believes that its principal properties, whether owned or leased, are suitable and adequate for the purposes for which they are used and are suitably maintained for such purposes. Except for the inability to renew any leases of property on which antenna towers stand or under which the Company leases transponders, the inability to renew any lease would not have a material adverse effect on the Company's financial condition or results of operations since the Company believes alternative space on reasonable terms is available in each city.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in certain litigation arising in the ordinary course of business. Management has accrued amounts it believes are reasonable and any amounts in excess of those accruals, either alone or in the aggregate, would not be material to the Company. See Note 8 to Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS

    The executive officers of the Company serve at the discretion of its Board of Directors subject to certain employment agreements. Messrs. Cisneros and Blank have employment agreements with the Company.

    The executive officers of the Company as of December 31, 1996 are as follows:

NAME                                   AGE                                 POSITION
---------------------------------      ---      --------------------------------------------------------------
A. Jerrold Perenchio.............          66   Chairman of the Board and Chief Executive Officer
Henry Cisneros(1)................          49   President and Chief Operating Officer
George W. Blank..................          45   Executive Vice President and Chief Financial Officer
Robert V. Cahill.................          65   Vice President and Secretary

------------------------

(1) Henry Cisneros joined the Company after December 31, 1996.

    Mr. Perenchio has been the Chairman of the Board and Chief Executive Officer of the Company since the Acquisition. From the consummation of the Acquisition through January 27, 1997 he was also the Company's President. Mr. Perenchio has owned and been active in Chartwell Partners since it was formed in 1983. Chartwell Partners is an investment firm that is active in the media and communications industry. Mr. Perenchio has over 25 years of experience in the U.S. media and communications industry. During his career, Mr. Perenchio has been the chief executive officer of a number of successful entities involved in the production and syndication of television programming and from 1975 to 1986 owned and operated Spanish-language television stations in Los Angeles and New York. A. Jerrold Perenchio is John G. Perenchio's father.

    Mr. Henry Cisneros joined the company on January 27, 1997 and serves as the President and Chief Operating Officer. From January 1993 through January 1997, Mr. Cisneros was the Secretary of the U.S. Department of Housing and Urban Development. As a member of the President's Cabinet, Secretary Cisneros was assigned America's housing and community development portfolio. Prior to joining the cabinet, he was Chairman of Cisneros Asset Management Company, a fixed income money management firm operating nationally. In 1981, Mr. Cisneros became the first Hispanic mayor of a major U.S. city when he was elected Mayor of San Antonio, the nation's 10th largest city, where he served four terms until 1989. Mr. Cisneros has served as President of the National League of Cities, Chairman of the National Civic League, Deputy Chair of the Federal Reserve Bank of Dallas, and as a board member of the Rockefeller Foundation.

    Since the Acquisition, Mr. Blank has been Executive Vice President and Chief Financial Officer of UTG and, since 1995, Chief Financial Officer of the Network. Mr. Blank joined Hallmark Cards Incorporated in March 1987 as a consultant. In September 1987, he became Vice President, Finance and Chief Financial Officer of Univision Holdings, Inc., the Company's predecessor ("UHI"). In addition, from May 1992 through the Acquisition, Mr. Blank held the position of Chief Operating Officer of UTG.

    Mr. Cahill has been the Secretary and a Vice President of the Company since the Acquisition. Mr. Cahill has been Executive Vice President and General Counsel of Chartwell Partners, an affiliate of Perenchio, since 1985. While at Chartwell Partners, he has also been the Vice President of various other corporations and partnerships affiliated with Perenchio that, among other things, engage in businesses in the media and communications industry. Mr. Cahill has been an associate of Mr. Perenchio for 25 years.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock is listed on the New York Stock Exchange and is traded under the symbol "UVN". As of January 14, 1997, there were 35 stockholders of record. The Company began to trade its Class A Common Stock on the New York Stock Exchange on September 27, 1996. Therefore, the 1996 to 1995 quarterly comparison of market price and dividend data required by this item is only available for the two trading days of the third quarter of 1996 and the fourth quarter of 1996. During the two trading days of the third quarter of 1996, the Class A Common Stock was traded at a high of $34.00 and a low of $29.50 per share. During the fourth quarter of 1996, the Class A Common Stock was traded at a high of $40.25 and a low of $32.625 per share.

    No cash Common Stock dividends were distributed during 1996 by the Company. The Company has never declared or paid cash dividends on its Common Stock. The New Bank Facility restricts the payment of cash dividends on the Common Stock. In addition to any other approval required by law, the approval of a majority of the Class T Directors and a majority of the Class V Directors elected by Televisa and Venevision, the holders of Class T and Class V Common Stock is required for the Company to pay any dividends on the Common Stock. Since dividends are not payable on the warrants held by each of Televisa and Venevision, such approval is unlikely so long as such warrants are held by Televisa and Venevision. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

    Presented below is the selected financial data of Univision Communications
Inc.:

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                                              PREDECESSOR
                                                                                                                COMPANY
                                                         1996           1995          1994          1993        1992(A)
                                                     -------------  ------------  ------------  ------------  ------------
INCOME STATEMENT DATA (FOR THE YEARS ENDED DECEMBER
  31):
Net revenues.......................................  $     244,858  $    173,108  $    139,007  $    104,675  $    105,855
Direct operating expenses..........................         58,443        30,774        24,201        21,545        21,104
Selling, general and administrative expenses.......         79,818        64,973        49,223        40,174        42,000
Depreciation and amortization......................         39,516        33,506        31,719        33,970        12,777
                                                     -------------  ------------  ------------  ------------  ------------
Operating income...................................         67,081        43,855        33,864         8,986        29,974
Interest expense...................................         41,691        40,222        37,246        36,896         1,597
Amortization of deferred financing costs...........          2,934         3,925         5,419         4,580           130
Non-recurring expense of acquired station..........       --               1,750       --            --            --
Minority interest in net (income) loss of
  consolidated subsidiary..........................         (1,851)        7,346        (1,202)       (5,309)         (376)
                                                     -------------  ------------  ------------  ------------  ------------
Income (loss) before taxes and extraordinary loss
  on extinguishment of debt........................         24,307        (9,388)       (7,599)      (27,181)       28,623
Provision for income taxes.........................          5,714       --                140       --            --
                                                     -------------  ------------  ------------  ------------  ------------
Income (loss) before extraordinary loss on
  extinguishment of debt...........................         18,593        (9,388)       (7,739)      (27,181)       28,623
Extraordinary loss on extinguishment of debt (net
  of tax benefit of $5,485 in 1996)................         (8,228)         (801)       (4,321)      --            --
                                                     -------------  ------------  ------------  ------------  ------------
Net income (loss)..................................  $      10,365  $    (10,189) $    (12,060) $    (27,181) $     28,623
                                                     -------------  ------------  ------------  ------------  ------------
                                                     -------------  ------------  ------------  ------------  ------------
COMMON SHARE DATA:
Income (loss) per share before extraordinary
  loss.............................................  $        0.32  $      (4.12) $      (3.39) $     (11.92) $      12.55
Extraordinary loss per share.......................          (0.14)        (0.35)        (1.90)      --            --
                                                     -------------  ------------  ------------  ------------  ------------
Net income (loss) per share........................  $        0.18  $      (4.47) $      (5.29) $     (11.92) $      12.55
                                                     -------------  ------------  ------------  ------------  ------------
Weighted average common shares outstanding.........     57,713,519     2,280,105     2,280,105     2,280,105     2,280,105
                                                     -------------  ------------  ------------  ------------  ------------
                                                     -------------  ------------  ------------  ------------  ------------
OTHER DATA:
Broadcast cash flow................................  $     114,495  $     83,413  $     69,274  $     45,604  $     43,452
EBITDA.............................................        106,597        77,361        65,583        42,956        42,751
BALANCE SHEET DATA (AT END OF YEAR):
Current assets.....................................  $     111,790  $     55,023  $     42,629  $     30,280  $     24,930
Total assets.......................................        884,367       545,902       565,856       510,741       540,261
Current liabilities................................        120,350       131,264       127,550       119,446        71,077
Long-term debt.....................................        498,137       249,840       317,070       304,298       376,637
Related party debt.................................       --             112,381        70,722        60,685        52,464
Sponsor loans......................................       --             108,361        60,482        23,421       --
Minority interest..................................       --              19,059        11,713        12,915        18,224
Stockholders' equity (deficit).....................        262,207       (77,057)      (29,171)      (11,468)        1,970

------------------------

(a) Represents the addition of the results of operations of the predecessor company (January 1 through December 16, 1992) and PCI for the period December 17 through December 31, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-K
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    The following management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. In particular, Note 1 (ORGANIZATION AND ACQUISITION) to the Consolidated Financial Statements explains the acquisition of the Network on October 2, 1996 and presents the results of operations of the Company on a pro forma basis, as if the 1996 acquisition of the Network and related Reorganization had occurred as of January 1st of each year presented.

RESULTS OF OPERATIONS

    Effective October 3, 1996, the Company consolidated the results of operations of the Network, and as a result, revenues, expenses and other items include the Network as of that date. Consequently, significant variances exist when the results for year ended 1996 are compared to those for the year ended 1995. Accordingly, management's discussion and analysis of results of operations for the year ended 1996, as compared to 1995, has been presented on an historical basis and, in addition, on a basis that includes the results of operations of the Network for the years ended 1996 and 1995. Furthermore, the 1996 and 1995 results of operations include the pro forma impact of adjustments for interest expense on the Company's credit facility (the "New Bank Facility") (see Note 5 to Consolidated Financial Statements), amortization of Network goodwill and acquisition-related financing costs and related income tax benefits. The 1996 and 1995 results of operations are not necessarily indicative of what would have occurred if the Network acquisition had taken place on January 1, 1996 and 1995, respectively. Management's discussion and analysis of results of operations for the year ended 1995 as compared to 1994 has been presented based on the historical results of operations of the Company, which did not include the Network.

    As a result of the Reorganization, the Company's major assets are its investments in UTG and the Network, from which substantially all of its revenues are derived. UTG's net revenues are derived from the owned and operated stations (the "O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. The Network's net revenues include gross advertising revenues generated from the sale of Network advertising, net of agency commissions and station compensation to the Affiliated Stations. Also included in net revenues are other miscellaneous revenues.

    Direct operating expenses consist of programming, news and general operating costs.

    The following table sets forth selected data from the operating results of the Company for the years ended December 31, 1996 and 1995 on an historical and pro forma basis (in thousands):

                                                  HISTORICAL                           PRO FORMA              %
                                            ----------------------       %       ----------------------   INCREASE
                                               1996        1995      INCREASE       1996        1995     (DECREASE)
                                            ----------  ----------  -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)

Net revenues..............................  $  244,858  $  173,108       41.4%   $  370,289  $  321,339       15.2%
Direct operating expenses.................      58,443      30,774       89.9%      122,510     110,402       11.0%
Selling, general and administrative
  expenses................................      79,818      64,973       22.8%      107,664      99,369        8.3%
Depreciation and amortization.............      39,516      33,506       17.9%       55,049      53,965        2.0%
                                            ----------  ----------  -----------  ----------  ----------  -----------
Operating income..........................  $   67,081  $   43,855       53.0%   $   85,066  $   57,603       47.7%
                                            ----------  ----------  -----------  ----------  ----------  -----------
                                            ----------  ----------  -----------  ----------  ----------  -----------

Other Data:
  Broadcast cash flow.....................  $  114,495  $   83,413       37.3%   $  149,711  $  121,268       23.5%
  Corporate charges.......................       7,898       6,052       30.5%        9,596       9,700       (1.1%)
                                            ----------  ----------  -----------  ----------  ----------  -----------
  EBITDA..................................  $  106,597  $   77,361       37.8%   $  140,115  $  111,568       25.6%
                                            ----------  ----------  -----------  ----------  ----------  -----------
                                            ----------  ----------  -----------  ----------  ----------  -----------

YEAR ENDED DECEMBER 31, 1996 ("1996") COMPARED TO THE YEAR ENDED DECEMBER 31,
  1995 ("1995")

    REVENUES. Net revenues increased to $244,858,000 in 1996 from $173,108,000 in 1995, an increase of $71,750,000 or 41.4%. The acquisition of the Network accounted for $51,067,000 or 71.2% of the increase, and the O&Os accounted for $20,683,000 or 28.8%. Had the Network been owned since January 1, 1995, net revenues would have increased to $370,289,000 in 1996 from $321,339,000 in 1995, an increase of $48,950,000 or 15.2%. The increase is due to higher net revenues of the O&Os of $20,683,000 and of the Network of $28,267,000. The O&Os' increase, which is predominantly driven by increased prices for advertising spots, is primarily from Los Angeles, Miami, Houston and Chicago, with increases at all other O&Os except for New York. The Network's increase is due primarily to rate increases and increased volume on previously lower demand dayparts as compared to 1995.

    A major initiative has been implemented to improve the performance of the New York station. The increased awareness among advertisers about the New York Hispanic community and the advertisers' ability to reach that audience through the New York station are expected to have a positive effect on the performance of the station.

    EXPENSES. Direct operating expenses, before the reduction of corporate charges of $197,000 and $170,000 for the years ended December 31, 1996 and 1995, respectively, increased to $58,443,000 in 1996 from $30,774,000 in 1995, an increase of $27,669,000 or 89.9%. The acquisition of the Network accounted for $25,043,000 or 90.5% of the increase, and the O&Os accounted for $2,626,000 or 9.5%. Had the Network been owned since January 1, 1995, direct operating expenses, before the reduction of corporate charges, would have increased to $122,510,000 in 1996 from $110,402,000 in 1995, an increase of $12,108,000 or
11.0%. The increase is primarily due to higher license fees paid or payable to Televisa and Venevision under the Program License Agreements and the Agreement Concerning Production and Acquisition of Programs, which was terminated as part of the Reorganization, of $6,281,000, based on higher Combined Net Time Sales, and increases in technical, programming and news costs. As a percentage of net revenues, direct operating expenses would have decreased to 33.1% in 1996 from 34.4% in 1995.

    Selling, general and administrative expenses, before the reduction of corporate charges of $9,399,000 and $9,530,000 for the years ended December 31, 1996 and 1995, respectively, increased to $79,818,000 in 1996 from $64,973,000 in 1995, an increase of $14,845,000 or 22.8%. The acquisition of the Network accounted for $11,870,000 or 80.0% of the increase and the O&Os accounted for $2,975,000 or 20.0%.

Had the Network been owned since January 1, 1995, selling, general and administrative expenses, before the reduction of corporate charges, would have increased to $107,664,000 in 1996 from $99,369,000 in 1995, an increase of
$8,295,000 or 8.3%. The increase is primarily a result of increased selling and research costs of $12,320,000 associated with increased sales and staff levels, offset in part by the net favorable impact of certain legal matters. As a percentage of net revenues, selling, general and administrative expenses would have decreased to 29.1% in 1996 from 30.9% in 1995.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $39,516,000 in 1996 from $33,506,000 in 1995, an increase of $6,010,000 or
17.9%. The acquisition of the Network accounted for $2,088,000 or 34.7% of the increase, and the O&Os accounted for $3,922,000 or 65.3%. Had the Network been owned since January 1, 1995, depreciation and amortization would have increased to $55,049,000 in 1996 from $53,965,000 in 1995, an increase of $1,084,000 or
2.0%. The increase is due primarily to depreciation related to increased capital expenditures, offset in part by a decrease in goodwill amortization.

    OPERATING INCOME. As a result of the above factors, operating income increased to $67,081,000 in 1996 from $43,855,000 in 1995, an increase of $23,226,000 or 53.0%. The acquisition of the Network accounted for $12,066,000 or 52.0% of the increase, and the O&Os accounted for $11,160,000 or 48.0%. Had the Network been owned since January 1, 1995, operating income would have increased to $85,066,000 in 1996 from $57,603,000 in 1995, an increase of $27,463,000 or 47.7%. As a percentage of net revenues, operating income would have increased to 23.0% in 1996 from 17.9% in 1995.

    INTEREST EXPENSE. Interest expense increased to $41,691,000 in 1996 from $40,222,000 in 1995, an increase of $1,469,000 or 3.7%. On a pro forma basis, interest expense increased to $39,548,000 in 1996 from $37,055,000 in 1995, an increase of $2,493,000 or 6.7%. The increase is due primarily to higher borrowings during 1996 as compared to 1995.

    MINORITY INTEREST. In 1996, the Company reported minority interest income of $1,851,000, associated with the net income of a consolidated subsidiary, as compared to a minority interest loss of $7,346,000 in 1995. Minority interest of $1,851,000 in 1996 consists of the minority interest in the net income of subsidiary of $1,869,000 and the preferred stock dividends attributable to minority stockholders of $18,000. On a pro forma basis, minority interest is eliminated from the operating results of the Company.

    INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS. As a result of the above factors, income before extraordinary items increased to $18,593,000 in 1996 from a loss of $9,388,000 in 1995, an improvement of $27,981,000. On a pro forma basis, income before extraordinary items increased to $36,331,000 in 1996 from $10,410,000 in 1995, an increase of $25,921,000 or 249.0%. As a percentage of net revenues, income before extraordinary items increased to 9.8% in 1996 from 3.2% in 1995.

    EXTRAORDINARY LOSS. During the twelve months ended December 31, 1996, UTG purchased and/or defeased at a premium $92,050,000 face amount of its 11 3/4% Senior Subordinated Notes, resulting in a total extraordinary loss of $13,713,000, including the write-off of the related financing costs of $9,601,000. The related income tax benefits associated with these extraordinary losses were $5,485,000, resulting in an extraordinary loss, net of tax, of $8,228,000 for the year ended 1996. On a pro forma basis, the Senior Subordinated Notes are assumed to be defeased at the beginning of each year for 1996 and 1995, thereby generating extraordinary losses, net of tax, of $11,186,000 in 1996 and $16,345,000 in 1995. These pro forma extraordinary losses are greater than the actual 1996 extraordinary loss of $8,228,000, since the deferred financing costs' unamortized balances were higher at the beginning of 1996 and 1995 than they were when the Senior Subordinated Notes were actually purchased and/or defeased during 1996.

    NET INCOME (LOSS). As a result of the above factors, net income increased to $10,365,000 in 1996 from a net loss of $10,189,000 in 1995, an improvement of $20,554,000. On a pro forma basis, net income increased to $25,145,000 in 1996 from a loss of $5,935,000 in 1995, an improvement of $31,080,000. As a percentage of net revenues, net income increased to 6.8% in 1996 from a net loss of 1.8% in 1995.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $114,495,000 in 1996 from $83,413,000 in 1995, an increase of $31,082,000 or 37.3%. The acquisition of the Network accounted for $14,754,000 or 47.5% of the increase, and the O&Os accounted for $16,328,000 or 52.5%. Had the Network been owned since January 1, 1995, broadcast cash flow would have increased to $149,711,000 in 1996 from $121,268,000 in 1995, an increase of $28,443,000 or 23.5%. As a percentage of net revenues, broadcast cash flow would have increased to 40.4% in 1996 from 37.7% in 1995.

    CORPORATE CHARGES. Corporate charges increased to $7,898,000 in 1996 from $6,052,000 in 1995, an increase of $1,846,000 or 30.5%. The acquisition of the Network accounted for $600,000 or 32.5% of the increase and the O&Os accounted for $1,246,000 or 67.5%. Had the Network been owned since January 1, 1995, corporate charges would have decreased to $9,596,000 in 1996 from $9,700,000 in 1995, a decrease of $104,000 or 1.1%. As a percentage of net revenues, corporate charges would have decreased to 2.6% in 1996 from 3.0% in 1995.

    EBITDA.  EBITDA increased to $106,597,000 in 1996 from $77,361,000 in 1995, an increase of $29,236,000 or 37.8%. The acquisition of the Network accounted for $14,154,000 or 48.4% of the increase, and the O&Os accounted for $15,082,000 or 51.6%. Had the Network been owned since January 1, 1995, EBITDA would have increased to $140,115,000 in 1996 from $111,568,000 in 1995, an increase of
$28,547,000 or 25.6%. As a percentage of net revenues, EBITDA would have increased to 37.8% in 1996 from 34.7% in 1995.

YEAR ENDED DECEMBER 31, 1995 ("1995") COMPARED TO THE YEAR ENDED DECEMBER 31,
  1994 ("1994")

    REVENUES. Net revenues increased to $173,108,000 in 1995 from $139,007,000 in 1994, an increase of $34,101,000 or 24.5%. Of this increase, $16,124,000 or
47.3% is attributable to the acquisition of the Chicago and Houston stations, which were acquired in the third quarter of 1994. This 47.3% increase is attributable to higher local and national spot net revenues of $14,162,000 and the stations' share of Network net revenues of $8,651,000, partially offset by the Network's share of higher local and national net revenues of $6,689,000 from Chicago and Houston.

    The remaining nine O&Os reflected higher local and national spot net revenues of $15,801,000, led principally by Los Angeles and Miami, and an increase in the O&Os' allocated share of Network net revenues of $7,934,000. These increases were partially offset by the Network's share of higher local and national net revenues of $6,573,000 from the nine stations. Since net revenues in 1994 included allocated Network compensation for the World Cup of $5,200,000, the year-to-year comparable increase in the O&Os' share of Network net revenue was $21,785,000. Excluding the increase in net revenues attributable to the Chicago and Houston station acquisitions in late 1994, the increase in net revenues would have been $17,977,000 or 13.3% for 1995.

    The increase in gross advertising revenues during 1995 resulted from a combination of increased prices for advertising spots of approximately 25%, offset in part by the sale of approximately 10% fewer spots.

    EXPENSES. Direct operating expenses, before the reduction of corporate charges of $170,000 and $150,000 for the years ended December 31, 1995 and 1994, respectively, increased to $30,774,000 in 1995 from $24,201,000 in 1994, an increase of $6,573,000 or 27.2%. Of this increase, $3,877,000 or 59.0% is attributable to the acquisition of the Chicago and Houston stations in 1994, and the remaining increase is due to news coverage and technical costs. As a percentage of net revenues, direct operating expenses increased to 17.8% in 1995 from 17.4% in 1994.

    Selling, general and administrative expenses, before the reduction of corporate charges of $5,882,000 and $3,541,000 for the years ended December 31, 1995 and 1994, respectively, increased to $64,973,000 in 1995 from $49,223,000 in 1994, an increase of $15,750,000 or 32.0%. Of this increase, $7,760,000 or
49.3% is attributable to the acquisition of the Chicago and Houston stations in 1994. The remaining increase is primarily a result of increased selling and research costs of $3,700,000 associated with increased sales and staff levels, increased management bonuses of $1,800,000, and increased legal costs of $3,000,000 (primarily resulting from the settlement of a lawsuit), partially offset by severance associated with operational changes of $2,100,000. As a percentage of net revenues, selling, general and administrative expenses increased to 37.5% in 1995 from 35.4% in 1994.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $33,506,000 in 1995 from $31,719,000 in 1994, an increase of $1,787,000 or 5.6%.
The increase is due primarily to goodwill amortization and depreciation associated with the station acquisitions.

    OPERATING INCOME. As a result of the factors described above, operating income increased to $43,855,000 in 1995 from $33,864,000 in 1994, an increase of $9,991,000 or 29.5%. As a percentage of net revenues, operating income increased to 25.3% in 1995 from 24.4% in 1994.

    INTEREST EXPENSE. Interest expense increased to $40,222,000 in 1995 from $37,246,000 in 1994, an increase of $2,976,000 or 8.0%. The increase is primarily a result of higher Sponsor Loan balances and higher interest rates which were partially offset by lower borrowing balances on the Old Bank Facility.

    NONRECURRING EXPENSE OF ACQUIRED STATION. This expense represents a provision for certain expenses associated with the acquisition of an Affiliated Station in 1994 which arose subsequent to the 1992 acquisitions.

    MINORITY INTEREST. Minority interest changed by $8,548,000 from a $1,202,000 minority interest in net loss of consolidated subsidiary in 1994 to a $7,346,000 minority interest in net income of consolidated subsidiary in 1995. Minority interest of $1,202,000 in 1994 consists of the minority interest in the net loss of subsidiary of $1,917,000 offset by preferred stock dividends attributable to minority stockholders of $715,000. Minority interest of $7,346,000 in 1995 consists of the minority interest in the net income of subsidiary of $1,562,000 and the preferred stock dividends of $8,908,000 attributable to minority stockholders.

    LOSS BEFORE EXTRAORDINARY ITEMS. As a result of the above factors, loss before extraordinary items increased to $9,388,000 in 1995 from $7,739,000 in 1994, an increase of $1,649,000 or 21.3%. As a percentage of net revenues, loss before extraordinary items decreased to 5.4% in 1995 from 5.6% in 1994.

    EXTRAORDINARY LOSS. For the year 1995, during the quarters ended September 30 and December 31, UTG purchased, at a premium, $4,050,000 and $3,500,000 face amount, respectively, of its Senior Subordinated Notes. The purchases resulted in extraordinary losses of $433,000 and $368,000, respectively, including the write-off of the related deferred financing costs. For the year 1994, during the quarters ended June 30 and December 31, UTG purchased at a premium $37,200,000 and $3,200,000 face amount, respectively, of its Senior Subordinated Notes. The purchases resulted in extraordinary losses of $4,081,000 and $240,000, respectively, including the write-off of the related deferred financing costs.

    NET LOSS. As a result of the above factors, the Company generated a net loss of $10,189,000 in 1995 as compared to a net loss of $12,060,000 in 1994, an improvement of $1,871,000 or 15.5%. As a percentage of net revenues, the net loss decreased to 5.9% in 1995 from 8.7% in 1994.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $83,413,000 in 1995 from $69,274,000 in 1994, an increase of $14,139,000 or 20.4%. As a percentage of net revenues, broadcast cash flow decreased to 48.2% in 1995 from 49.8% in 1994.

    CORPORATE CHARGES. Corporate charges increased to $6,052,000 in 1995 from $3,691,000 in 1994, an increase of $2,361,000 or 64.0%. This increase is primarily attributable to additions of personnel in sales and marketing of $1,000,000, a fully staffed legal department of $375,000, corporate staff salaries of $200,000 and higher management bonuses of $750,000. As a percentage of net revenues, corporate charges increased to 3.5% in 1995 from 2.7% in 1994.

    EBITDA.  EBITDA increased to $77,361,000 in 1995 from $65,583,000 in 1994, an increase of $11,778,000 or 18.0%. As a percentage of net revenues, EBITDA decreased to 44.7% in 1995 from 47.2% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings. Capital expenditures include UTG and the Network for the full years ended December 31, 1996 and 1995.

    The proceeds of the Offering and borrowings under the New Bank Facility, along with cash flow from operations, provided the resources necessary to repay the amounts owing under the Old Bank Facility, terminate the Old Bank Facility, defease the Senior Subordinated Notes, make a $100 million distribution to the Network partners, pay all outstanding principal and accrued interest on all amounts lent by the Principal Stockholders to UTG as Sponsor Loans, reclassify the preferred stock and pay accrued dividends thereon and repay other related party debt, pay the Galavision note and fund the Entravision investment. Additional amounts under the New Bank Facility, together with cash flow from operations, will be used for debt service, the acquisition of the Sacramento Affiliated Station in the first quarter of 1997, capital expenditures, working capital and other general corporate purposes.

    Capital expenditures totaled $18,873,000 and $16,060,000 for the twelve months ended December 31, 1996 and 1995, respectively. These amounts exclude the capitalized transponder lease obligations of the Network. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of upgrading and relocating several of its television station facilities. Capital spending in 1997, including a carryover from 1996 of approximately $10,000,000 due to timing of certain projects, will approximate $35,000,000. Capital spending in 1998 will approximate $25,000,000, of which approximately $10,000,000 relates to the acquisition of the Sacramento Affiliated Station. Capital spending in 1999 will approximate $15,000,000.

    In connection with the Reorganization, the Company entered into the New Bank Facility with a syndicate of commercial banks and other lenders. The New Bank Facility consisted of a $400 million amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003 and a $200 million reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date.

    The New Bank Facility will also permit the lenders thereunder to advance up to an additional $250 million of term loans (the "Incremental Facility") although the Company has not requested, and there are no commitments at this time to lend any such additional amounts.

    The Term Facility amortizes quarterly commencing in 1997 with $40 million required to be repaid during 1997. The Revolving Credit Facility will have quarterly scheduled reductions in availability beginning in 1999. If any loans are made available under the Incremental Facility, such loans will be amortized beginning on March 31, 1999 and are required to be repaid in full on or before August 31, 2004.

    Other terms and conditions related to the New Bank Facility are discussed in
Note 5 to the Consolidated Financial Statements.

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

    The Company expects to explore both Spanish-language television and other media acquisition opportunities to compliment and capitalize on the Company's existing business and management. The purchase price for such acquisitions may be paid (i) with cash derived from operating cash flow, proceeds available under the New Bank Facility or proceeds from future debt or equity offerings or (ii) with equity or debt securities of the Company or (iii) with any combination thereof.

    As a result of net operating loss carryforwards attributable to the Acquisition, net operating losses since the Acquisition, tax consequences of the Reorganization and other timing differences, the Company has available a deferred tax asset of approximately $86,500,000 to offset future taxes payable arising from operations. In addition, as of December 31, 1996, the Company has approximately $560,400,000 of net remaining intangible assets that will be expensed over the next 20 years for financial reporting purposes that will not be deductible for tax purposes.

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

SEASONALITY

    The advertising revenues of the Company vary over the calendar year. Historically, approximately 30% of total advertising revenues have been generated in the fourth quarter and 20% in the first quarter, with the remainder approximately equally split between the second and third quarters. Because of the relatively fixed nature of the costs of the Company's business, seasonal variations in operating income are more pronounced than those of revenues.

IMPACT OF INFLATION

    Management believes that the impact of inflation on the Company's business has not been material.

COMPANY STATEMENTS FOR FORWARD-LOOKING INFORMATION

    Certain statements contained in this section and throughout this Annual Report contain forward-looking statements that represent the Company's expectations or beliefs concerning future events, including but not limited to the following: (i) the Company's ability to (a) further develop Hispanic market advertising as a core media buy, (b) secure larger portions of major advertising budgets, (c) increase advertiser awareness of the share of television audience Univision can provide, (d) remain a leading source of news, sports and entertainment for Hispanic Americans, (e) make successful acquisitions, (f) maintain its sources and quality of programming and (g) provide continued growth through operating cash flow; (ii) the growth of the Hispanic population and its buying power; (iii) the broadcast of DESPIERTA AMERICA as scheduled in the second quarter of 1997 and its success; (iv) improvement in the New York owned and operated station's performance; and (v) sufficiency of the Company's working capital, availability of borrowings under the New Bank Facility and cash flow from operating activities for the Company's future operating and capital requirements.

    The Company cautions that these statements are qualified by the following important factors that could cause actual results to differ materially from those in the forward-looking statements: lack of increase in advertisers' spending on Univision, decrease in the supply or quality of programming, increase in the cost of programming, a decrease in Univision's ratings or audience share, an increase in preference among Hispanics for English-language television, competitive pressures from other television broadcasters and other entertainment and news media (some of whom use Televisa programming), the potential impact of new technologies and regulatory and other obstacles to making acquisitions. Results actually achieved thus may differ materially from expected results in these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-1 through F-27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information relating to directors required by this item will be contained under the captions "Board of Directors" and "Election of Directors" in a definitive Proxy Statement which the registrant will file with the Securities and Exchange commission not later than 120 days after December 31, 1996 (the "Proxy Statement"), and such information is incorporated herein by reference.

    The information relating to executive officers required by this item is included herein in Part I under the caption "Executive Officers."

    The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item will be contained under the caption "Executive Compensation" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  EXHIBITS

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
  2.1        Agreement and Plan of Reorganization dated as of September 25, 1996

  3.1(7)     Amended and Restated Articles of Incorporation of the Company

  3.2(7)     Amended and Restated Bylaws of the Company

  4.1        Form of specimen stock certificate

  4.2(1)     Indenture dated as of December 15, 1992 relating to Univision Television Group Inc.'s 11 3/4% Senior
               Subordinated Notes due 2001 (including the form of notes)

  4.3(1)     First Supplemental Indenture dated as of December 17, 1992 relating to Univision Television Group,
               Inc.'s 11 3/4% Senior Subordinated Notes due 2001

  4.4(2)     Indenture dated as of December 17, 1992 relating to PTI Holdings, Inc.'s Subordinated Ten Year Notes due 2002 (including the form of notes)

  4.5(3)     Indenture dated as of December 17, 1992 relating to The Univision Network Holding Limited
               Partnership's Subordinated Ten Year Notes due 2002 (including form of notes)

  4.6(4)     First Supplemental Indenture dated as of October 1, 1993 relating to PTI Holdings, Inc.'s
               Subordinated Ten Year Notes due 2002

  4.7(4)     First Supplemental Indenture dated as of October 1, 1993 relating to The Univision Network Holding
               Limited Partnership's Subordinated Ten Year Notes due 2002

  4.8(5)     Second Supplemental Indenture dated as of July 8, 1994 relating to Univision Television Group, Inc.'s
               11 3/4% Senior Subordinated Notes due 2001

  4.9(5)     Third Supplemental Indenture dated as of August 8, 1994 relating to Univision Television Group,
               Inc.'s 11 3/4% Senior Subordinated Notes due 2001

 10.1        Indemnification Agreement dated as of September 26, 1996 between the Company and each of its executive officers and directors

 10.2        Registration Rights Agreement dated as of October 2, 1996

 10.3(7)     1996 Performance Award Plan

 10.4(6)     Employment Agreement dated as of January 1, 1995, between Univision Television Group, Inc. and George
               W. Blank

 10.5(6)     Amended Employment Agreement dated as of January 1, 1996, between Univision Television Group, Inc.
               and George W. Blank

 10.6        Amended and Restated Program License Agreement dated as of October 1, 1996 by and between Dennevar
               B.V. and the Company

 10.7        Amended and Restated Program License Agreement dated as of October 1, 1996 by and between Univisa,
               Inc. and the Company

 10.8        Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa,
               Venevision and certain of their affiliates

 10.9        International Program Rights Agreement by and among the Company, Venevision and Televisa

 10.10       Amended and Restated Warrant issued to Televisa dated as of October 2, 1996

 10.11       Amended and Restated Warrant issued to Venevision dated as of October 2, 1996

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
 10.12       Credit Agreement dated as of September 26, 1996 among Univision Communications Inc., the banks and other financial institutions parties thereto (the "Lenders"), The Chase Manhattan Bank, N.A., a national banking association ("Chase"), as a managing agent and Banque Paribas, a French banking corporation ("Paribas"), as a managing agent, and Chase as administrative agent

 10.13       Security Agreements dated as of September 26, 1996 between Univision Communications Inc. and each of the Guarantors (as defined therein) in favor of the Administrative Agent, for the benefit of the
               Lenders

 10.14.1     Guarantee dated as of September 26, 1996 executed by the Guarantors other than Univision Network
               Limited Partnership in favor of the Administrative Agent for the benefit of the Lenders

 10.14.2     Guarantee dated as of September 26, 1996 executed by Univision Network Limited Partnership in favor of the Administrative Agent for the benefit of the Lenders

 10.15(7)    Employment Agreement dated as of January 1, 1995 between the Network and Ray Rodriguez

 10.16(7)    Amendment to Employment Agreement dated as of January 1, 1996 between the Network and Ray Rodriguez

 10.17(7)    Warrants dated as of October 21, 1996 issued to The Davila Family, LLC

 10.18(6)    Transponder Purchase Agreement between Univision, Inc. and Hughes Communications Satellite Services,
               Inc. dated as of January 17, 1990 and assumed by the Network

 10.19(6)    Transponder Service Agreement between Univision, Inc. dated as of January 17, 1990 and assumed by the
               Network

 10.20       Amendment to Employment Agreement dated as of January 1, 1997 between Univision Television Group,
               Inc. and George W. Blank

 10.21       Amendment to Employment Agreement dated as of January 1, 1997 between the Network and Ray Rodriguez

 10.22       Employment Agreement dated as of February 10, 1997 by and between the Company and Henry Cisneros

 10.23       Amendment to Employment Agreement dated as of February 10, 1997 by and between the Company and Henry
               Cisneros

 11.1        Statement of Computation of Per Share Earnings

 21.1(7)     Subsidiaries of the Company

 24.1        Power of Attorney (contained on page 40)

 27.1        Financial Data Schedule

------------------------

(1) Previously filed as an exhibit to the Registration Statement on Form S-1 of Univision Television Group, Inc. (File No. 33-59534)

(2) Previously filed as an exhibit to the Registration Statement on Form S-1 of PTI Holdings, Inc. (File No. 33-66432)

(3) Previously filed as an exhibit to the Registration Statement on Form S-1 of The Univision Network Holding Limited Partnership (File No. 33-66434)

(4) Previously filed as an exhibit to PTI Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993

(5) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994

(6) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

(7) Previously filed as an exhibit to Univision Communications Inc.'s Registration Statement on Form S-1 (File No. 333-6309).

(B)  FINANCIAL STATEMENT SCHEDULES

    Schedule II -- Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(C)  REPORTS ON FORM 8-K

    During the three-month period ended December 31, 1996, the registrant filed no reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

                                UNIVISION COMMUNICATIONS INC.

                                By:             /s/ GEORGE W. BLANK
                                     -----------------------------------------
                                                  George W. Blank
                                              EXECUTIVE VICE PRESIDENT
                                            AND CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.

    Each person whose signature appears below hereby authorizes Robert V. Cahill and George W. Blank, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in the capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

   /s/ A. JERROLD PERENCHIO
------------------------------  Chairman of the Board and     March 28, 1997
     A. Jerrold Perenchio         Chief Executive Officer

                                Executive Vice President
                                  and Chief Financial
     /s/ GEORGE W. BLANK          Officer, in his
------------------------------    capacities, as chief        March 28, 1997
       George W. Blank            financial officer and
                                  principal accounting
                                  officer

      /s/ HENRY CISNEROS
------------------------------  President and Chief           March 28, 1997
        Henry Cisneros            Operating Officer

------------------------------  Director                      March 28, 1997
       Gustavo Cisneros

     /s/ LAWRENCE W. DAM
------------------------------  Director                      March 28, 1997
       Lawrence W. Dam

       /s/ HAROLD GABA
------------------------------  Director                      March 28, 1997
         Harold Gaba

        /s/ ALAN HORN
------------------------------  Director                      March 28, 1997
          Alan Horn

    /s/ JOHN G. PERENCHIO
------------------------------  Director                      March 28, 1997
      John G. Perenchio

      /s/ RAY RODRIGUEZ
------------------------------  Director                      March 28, 1997
        Ray Rodriguez

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ----------------------------------------------------------------------------------------------
 2.1       Agreement and Plan of Reorganization dated as of September 25, 1996...........................
 3.1(7)    Amended and Restated Articles of Incorporation of the Company.................................
 3.2(7)    Amended and Restated Bylaws of the Company....................................................
 4.1       Specimen stock certificate....................................................................
 4.2(1)    Indenture dated as of December 15, 1992 relating to Univision Television Group Inc.'s 11 3/4%
             Senior Subordinated Notes due 2001 (including the form of notes)............................
 4.3(1)    First Supplemental Indenture dated as of December 17, 1992 relating to Univision Television
             Group, Inc.'s 11 3/4% Senior Subordinated Notes due 2001....................................
 4.4(2)    Indenture dated as of December 17, 1992 relating to PTI Holdings, Inc.'s Subordinated Ten Year
             Notes due 2002 (including the form of notes)................................................
 4.5(3)    Indenture dated as of December 17, 1992 relating to The Univision Network Holding Limited
             Partnership's Subordinated Ten Year Notes due 2002 (including form of notes)................
 4.6(4)    First Supplemental Indenture dated as of October 1, 1993 relating to PTI Holdings, Inc.'s
             Subordinated Ten Year Notes due 2002........................................................
 4.7(4)    First Supplemental Indenture dated as of October 1, 1993 relating to The Univision Network
             Holding Limited Partnership's Subordinated Ten Year Notes due 2002..........................
 4.8(5)    Second Supplemental Indenture dated as of July 8, 1994 relating to Univision Television Group,
             Inc.'s 11 3/4% Senior Subordinated Notes due 2001...........................................
 4.9(5)    Third Supplemental Indenture dated as of August 8, 1994 relating to Univision Television
             Group, Inc.'s 11 3/4% Senior Subordinated Notes due 2001....................................
10.1       Indemnification Agreement dated as of September 26, 1996 between the Company and each of its executive officers and directors............................................................
10.2       Registration Rights Agreement dated as of October 2, 1996.....................................
10.3(7)    1996 Performance Award Plan...................................................................
10.4(6)    Employment Agreement dated as of January 1, 1995 between Univision Television Group, Inc. and
             George W. Blank.............................................................................
10.5(6)    Amended Employment Agreement dated as of January 1, 1996 between Univision Television Group,
             Inc. and George W. Blank....................................................................
10.6       Amended and Restated Program License Agreement dated as of October 1, 1996 by and between
             Dennevar B.V. and the Company...............................................................
10.7       Amended and Restated Program License Agreement dated as of October 1, 1996 by and between
             Univisa, Inc. and the Company...............................................................
10.8       Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio,
             Televisa, Venevision and certain of their affiliates........................................
10.9       International Program Rights Agreement by and among the Company, Venevision and Televisa......
10.10      Amended and Restated Warrant issued to Televisa dated as of October 2, 1996...................
10.11      Amended and Restated Warrant issued to Venevision dated as of October 2, 1996.................
10.12      Credit Agreement dated as of September 26, 1996 among Univision Communications Inc., the banks and other financial institutions parties thereto (the "Lenders"), The Chase Manhattan Bank,
             N.A., a national banking association ("Chase"), as a managing agent and Banque Paribas, a
             French banking corporation ("Paribas"), as a managing agent, and Chase as administrative agent.......................................................................................

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ----------------------------------------------------------------------------------------------
10.13      Security Agreements dated as of September 26, 1996 between Univision Communications Inc. and each of the Guarantors (as defined therein) in favor of the Administrative Agent, for the benefit of the Lenders......................................................................
10.14.1    Guarantees executed by the Guarantors other than Univision Network Limited Partnership in favor of the Administrative Agent for the benefit of the Lenders dated as of September 26,
             1996........................................................................................
10.14.2    Guarantee executed by Univision Network Limited Partnership in favor of the Administrative
             Agent for the benefit of the Lenders dated as of September 26, 1996.........................
10.15(7)   Employment Agreement dated as of January 1, 1995 between the Network and Ray Rodriguez........
10.16(7)   Amendment to Employment Agreement dated as of January 1, 1996 between the Network and Ray
             Rodriguez...................................................................................
10.17(7)   Warrants dated as of October 21, 1996 issued to The Davila Family, LLC........................
10.18(6)   Transponder Purchase Agreement between Univision, Inc. and Hughes Communications Satellite
             Services, Inc. dated as of January 17, 1990 and assumed by the Network......................
10.19(6)   Transponder Service Agreement between Univision, Inc. dated as of January 17, 1990 and assumed by the Network..............................................................................
10.20      Amendment to Employment Agreement dated as of January 1, 1997 between Univision Television
             Group, Inc. and George W. Blank.............................................................
10.21      Amendment to Employment Agreement dated as of January 1, 1997 between the Network and Ray
             Rodriguez...................................................................................
10.22      Employment Agreement dated as of February 10, 1997 by and between the Company and Henry
             Cisneros....................................................................................
10.23      Amendment to Employment Agreement dated as of February 10, 1997 by and between the Company and
             Henry Cisneros..............................................................................
11.1       Statement of Computation of Per Share Earnings................................................
21.1(7)    Subsidiaries of the Company...................................................................
24.1       Power of Attorney (contained on page 40)......................................................
27.1       Financial Data Schedule.......................................................................

------------------------

(1) Previously filed as an exhibit to the Registration Statement on Form S-1 of Univision Television Group, Inc. (File No. 33-59534)

(2) Previously filed as an exhibit to the Registration Statement on Form S-1 of PTI Holdings, Inc. (File No. 33-66432)

(3) Previously filed as an exhibit to the Registration Statement on From S-1 of The Univision Network Holding Limited Partnership (File No. 33-66434)

(4) Previously filed as an exhibit to PTI Holdings, Inc.'s Annual Report on Form 10K for the year ended December 31, 1993

(5) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1994

(6) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1995

(7) Previously filed as an exhibit to Univision Communications Inc.'s Registration Statement on Form S-1 (File No. 333-6309).

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Univision Communications Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Univision Communications Inc. and subsidiaries for the years ended December 31, 1996, 1995 and 1994 included in
Item 8 of this Form 10-K and have issued our report thereon dated March 6, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(b) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule for the years ended December 31, 1996, 1995 and 1994 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 6, 1997

                                                                     SCHEDULE II

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (DOLLARS IN THOUSANDS)

                                                                  ADDITIONS
                                                        -----------------------------
                                          BALANCE AT     CHARGED TO
                                         BEGINNING OF     COSTS AND      CHARGED TO                     BALANCE AT
DESCRIPTION                                 PERIOD        EXPENSES     OTHER ACCOUNTS    DEDUCTIONS    END OF PERIOD
---------------------------------------  -------------  -------------  --------------  --------------  -------------
                                             Debit          Debit                                          Debit
                                           (Credit)       (Credit)     Debit (Credit)  Debit (Credit)    (Credit)
FOR THE YEAR ENDED DECEMBER 31, 1994:

Allowance for doubtful accounts........   $    (5,180)   $    (2,038)  $     --        $    2,128(1)    $    (5,090)
                                         -------------  -------------  --------------  --------------  -------------
                                         -------------  -------------  --------------  --------------  -------------
Accumulated amortization of intangible
 assets................................   $   (30,894)   $   (27,340)  $     --        $     --         $   (58,234)
                                         -------------  -------------  --------------  --------------  -------------
                                         -------------  -------------  --------------  --------------  -------------
Accumulated amortization of deferred
 financing costs.......................   $    (4,710)   $    (5,419)  $     --        $      336(2)    $    (9,793)
                                         -------------  -------------  --------------  --------------  -------------
                                         -------------  -------------  --------------  --------------  -------------
Allowance for deferred tax asset.......   $   (39,500)   $   --        $     --        $  (10,100)(6)   $   (49,600)
                                         -------------  -------------  --------------  --------------  -------------
                                         -------------  -------------  --------------  --------------  -------------

FOR THE YEAR ENDED DECEMBER 31, 1995:

Allowance for doubtful accounts........   $    (5,090)   $    (2,809)  $     --        $    4,046(1)    $    (3,853)
                                         -------------  -------------  --------------  --------------  -------------
                                         -------------  -------------  --------------  --------------  -------------
Accumulated amortization of intangible
 assets................................   $   (58,234)   $   (28,264)  $     --        $     --         $   (86,498)
                                         -------------  -------------  --------------  --------------  -------------
                                         -------------  -------------  --------------  --------------  -------------
Accumulated amortization of deferred
 financing costs.......................   $    (9,793)   $    (3,925)  $     --        $      121(2)    $   (13,597)
                                         -------------  -------------  --------------  --------------  -------------
                                         -------------  -------------  --------------  --------------  -------------
Allowance for deferred tax asset.......   $   (49,600)   $   --        $    2,000(3)   $      100(6)    $   (47,500)
                                         -------------  -------------  --------------  --------------  -------------
                                         -------------  -------------  --------------  --------------  -------------

FOR THE YEAR ENDED DECEMBER 31, 1996:

Allowance for doubtful accounts........   $    (3,853)   $    (2,976)  $   (4,013)(4)  $    2,104(1)    $    (8,738)
                                         -------------  -------------  --------------  --------------  -------------
                                         -------------  -------------  --------------  --------------  -------------
Accumulated amortization of intangible
 assets................................   $   (86,498)   $   (31,112)  $  (16,378)(4)  $     --         $  (133,988)
                                         -------------  -------------  --------------  --------------  -------------
                                         -------------  -------------  --------------  --------------  -------------
Accumulated amortization of deferred
 financing costs.......................   $   (13,597)   $    (2,934)  $   15,658(5)   $      530(2)    $      (343)
                                         -------------  -------------  --------------  --------------  -------------
                                         -------------  -------------  --------------  --------------  -------------
Allowance for deferred tax asset.......   $   (47,500)   $   --        $    5,000(3)   $  (37,000)(6)   $   (79,500)
                                         -------------  -------------  --------------  --------------  -------------
                                         -------------  -------------  --------------  --------------  -------------

------------------------

(1) Represents write-offs of accounts receivable, net of recoveries.

(2) Represents write-offs of deferred financing costs in connection with the extinguishment of debt.

(3) Represents allocations between deferred taxes and goodwill.

(4) Network balance at date of Network acquisition (October 2, 1996).

(5) Represents write-off of deferred financing costs prior to the Reorganization.

(6) Represents the valuation allowance for the deferred tax assets arising during the year.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNIVISION COMMUNICATIONS INC.

  Report of Independent Public Accountants............................................         F-2

  Consolidated Balance Sheets at December 31, 1996 and 1995...........................         F-3

  Consolidated Statements of Operations for the years ended December 31, 1996, 1995
    and 1994..........................................................................         F-5

  Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years
    ended December 31, 1994, 1995 and 1996............................................         F-6

  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995
    and 1994..........................................................................         F-7

  Notes to Consolidated Financial Statements..........................................         F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Univision Communications Inc.:

    We have audited the accompanying consolidated balance sheets of Univision Communications Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Univision Communications Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 6, 1997

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                     ASSETS

                                                                       DECEMBER     DECEMBER
                                                                       31, 1996     31, 1995
                                                                      -----------  -----------
Current assets:
  Cash and cash equivalents.........................................   $  11,588    $  14,029
  Short-term investment.............................................          90       --
  Accounts receivable, less allowance for doubtful accounts of
    $8,738 in 1996 and $3,853 in 1995...............................      87,954       37,951
  Program rights....................................................       4,673       --
  Prepaid expenses and other........................................       7,485        3,043
                                                                      -----------  -----------
      Total current assets..........................................     111,790       55,023
  Property and equipment, less accumulated depreciation of $22,183
    in 1996 and $13,888 in 1995.....................................     103,373       25,557
  Intangible assets, less accumulated amortization of $133,988 in
    1996 and $86,498 in 1995........................................     639,934      449,383
  Deferred financing costs, less accumulated amortization of $343 in
    1996 and $13,597 in 1995........................................       8,958       12,193
  Deferred income taxes.............................................       7,000        2,000
  Note receivable -- Entravision....................................      10,000       --
  Other assets......................................................       3,312        1,746
                                                                      -----------  -----------
      Total assets..................................................   $ 884,367    $ 545,902
                                                                      -----------  -----------
                                                                      -----------  -----------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       DECEMBER     DECEMBER
                                                                       31, 1996     31, 1995
                                                                      -----------  -----------
Current liabilities:
  Accounts payable and accrued liabilities..........................   $  69,596    $  41,266
  Accrued interest..................................................       2,367        6,281
  Accrued license fee...............................................       4,322       --
  Accrued station compensation......................................         926       --
  Obligation for program rights.....................................         482        1,899
  Due to the Network................................................      --           64,505
  Current portion of long-term debt.................................      42,657       17,313
                                                                      -----------  -----------
    Total current liabilities.......................................     120,350      131,264
                                                                      -----------  -----------
Long-term debt, net of current portion and including accrued
  interest..........................................................     458,808      249,840
Capital lease obligations, net of current portion...................      39,329       --
Obligation for program rights, net of current portion...............         331          753
Other long-term liabilities.........................................       3,342        1,301
Related party long-term debt, including accrued interest and accrued
  and variable dividends payable....................................      --          112,381
Sponsor Loans, including accrued interest...........................      --          108,361
Minority interest (including subsidiary's preferred stock and
  related dividends due minority stockholders of $8,908 in 1995)....      --           19,059
                                                                      -----------  -----------
    Total liabilities...............................................     622,160      622,959
                                                                      -----------  -----------

Stockholders' equity (deficit):
  Preferred stock, $.01 par value (10,000,000 shares authorized,
    12,000 outstanding and held in escrow in 1996; 108,000 shares
    authorized, 90,000 shares issued and outstanding in 1995).......      --                1
  Common stock, $.01 par value (197,660,000 shares authorized,
    42,612,180 shares issued and outstanding in 1996; 10,000 shares
    authorized, issued and outstanding in 1995).....................         426       --
  Paid-in-capital                                                        331,331       --
  Accumulated deficit...............................................     (69,550)     (77,058)
                                                                      -----------  -----------
      Total stockholders' equity (deficit)..........................     262,207      (77,057)
                                                                      -----------  -----------
      Total liabilities and stockholders' equity (deficit)..........   $ 884,367    $ 545,902
                                                                      -----------  -----------
                                                                      -----------  -----------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             1996       1995       1994
                                                           ---------  ---------  ---------
Net revenues.............................................  $ 244,858  $ 173,108  $ 139,007
Direct operating expenses................................     58,443     30,774     24,201
Selling, general and administrative expenses.............     79,818     64,973     49,223
Depreciation and amortization............................     39,516     33,506     31,719
                                                           ---------  ---------  ---------
Operating income.........................................     67,081     43,855     33,864
Interest expense.........................................     36,207     36,260     32,852
Interest expense on related party debt...................      5,484      3,962      4,394
Amortization of deferred financing costs.................      2,934      3,925      5,419
Non-recurring expense of acquired station................     --          1,750     --
Minority interest in net (income) loss of consolidated
  subsidiary.............................................     (1,851)     7,346     (1,202)
                                                           ---------  ---------  ---------
Income (loss) before taxes and extraordinary loss on
  extinguishment of debt.................................     24,307     (9,388)    (7,599)
Provision for income taxes...............................      5,714     --            140
                                                           ---------  ---------  ---------
Income (loss) before extraordinary loss on extinguishment
  of debt................................................     18,593     (9,388)    (7,739)
Extraordinary loss on extinguishment of debt (net of tax
  benefit of $5,485 in 1996).............................     (8,228)      (801)    (4,321)
                                                           ---------  ---------  ---------
Net income (loss)........................................  $  10,365  $ (10,189) $ (12,060)
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------
Income (loss) per share before extraordinary loss          $    0.32  $   (4.12) $   (3.39)
Extraordinary loss per share.............................      (0.14)     (0.35)     (1.90)
                                                           ---------  ---------  ---------
Net income (loss) per share..............................  $    0.18  $   (4.47) $   (5.29)
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------
Weighted average common shares outstanding...............  57,713,519 2,280,105  2,280,105
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                                        COMMON   PREFERRED   PAID-IN-  ACCUMULATED
                                                                        STOCK      STOCK     CAPITAL     DEFICIT      TOTAL
                                                                        ------   ---------   --------  -----------   --------
Balance, January 1, 1994..............................................   $--        $1       $ 22,297   $(33,766)    $(11,468)
Net loss for the year.................................................   --       --            --       (12,060)     (12,060)
Dividends declared....................................................   --       --            --        (5,643)      (5,643)
                                                                        ------   ---------   --------  -----------   --------
Balance, December 31, 1994............................................   --          1         22,297    (51,469)     (29,171)
Net loss for the year.................................................   --       --            --       (10,189)     (10,189)
Dividends declared....................................................   --       --            --        (5,066)      (5,066)
Minority interest.....................................................   --       --            --       (10,334)     (10,334)
Conversion of unpaid dividends to
  notes payable.......................................................   --       --          (22,297)    --          (22,297)
                                                                        ------   ---------   --------  -----------   --------
Balance, December 31, 1995............................................   --          1          --       (77,058)     (77,057)
Net income for the year...............................................   --       --            --        10,365       10,365
Initial Public Offering of stock......................................     94     --          216,002     --          216,096
Initial Public Offering and
  Reorganization costs................................................   --       --          (16,541)    --          (16,541)
Stock split...........................................................    331     --             (331)    --            --
Partnership distribution in connection
  with Reorganization.................................................   --       --          (40,000)    --          (40,000)
UNHP equity acquired at October 2, 1996...............................   --       --          (37,911)    --          (37,911)
Acquisition of minority interest liability at historical cost.........   --       --            6,957     --            6,957
Step up acquired minority interest
  and Network.........................................................   --       --          203,044     --          203,044
Preferred stock conversion
  upon Reorganization.................................................      1       (1)         --        --            --
Other.................................................................   --       --              111        (23)          88
Dividends declared on preferred stock prior
  to Reorganization...................................................   --       --            --        (2,834)      (2,834)
                                                                        ------   ---------   --------  -----------   --------
Balance, December 31, 1996............................................   $426     --$        $331,331   $(69,550)    $262,207
                                                                        ------   ---------   --------  -----------   --------
                                                                        ------   ---------   --------  -----------   --------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,

                                 (IN THOUSANDS)

                                                                                                         1996       1995
                                                                                                       ---------  ---------

Net income (loss)....................................................................................  $  10,365  $ (10,189)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation.........................................................................................      8,405      5,243
Amortization of intangible assets and deferred financing costs.......................................     34,045     32,188
Accretion of interest on Sponsor Loans...............................................................      7,304      7,298
Non-recurring expense of acquired station............................................................     --          1,750
Minority interest....................................................................................     (1,851)     7,346
Extraordinary loss on extinguishment of debt.........................................................     13,713        801
Changes in assets and liabilities:
  Accounts receivable................................................................................       (939)    (3,155)
  Due to the Network.................................................................................    (18,374)   (14,983)
  Intangible assets..................................................................................      5,000      2,000
  Deferred income taxes..............................................................................     (5,000)    (2,000)
  Management and license fees payable................................................................     11,849     --
  Payment of license fees............................................................................     (7,886)    --
  Accrued station compensation.......................................................................     (3,597)    --
  Program rights.....................................................................................       (148)    --
  Prepaid expenses and other assets..................................................................     (2,815)      (264)
  Accounts payable and accrued liabilities...........................................................     (5,766)     5,267
  Accrued interest...................................................................................      3,969      4,157
  Obligations for program rights.....................................................................     (2,003)    (4,417)
  Other, net.........................................................................................        306        440
                                                                                                       ---------  ---------
Net cash provided by operating activities............................................................     46,577     31,482
                                                                                                       ---------  ---------
Cash flow from investing activities:
  Acquisition of minority interest of PTIH and the Network, including acquisition costs, net of cash
    acquired.........................................................................................    (39,984)    --
  Acquisition of Galavision..........................................................................    (15,000)    --
  Increase interest in Entravision...................................................................     (7,000)    --
  Acquisition of Fort Worth Tower....................................................................       (455)    --
  Acquisition of stations, including acquisition costs, net of cash acquired.........................     --         --
  Capital expenditures...............................................................................    (12,637)   (10,064)
  Organization costs.................................................................................     (1,677)    --
                                                                                                       ---------  ---------
Net cash used in investing activities................................................................    (76,753)   (10,064)
                                                                                                       ---------  ---------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt...........................................................    496,000     39,000
  Proceeds from the Offering.........................................................................    216,096     --
  Repayment of long-term debt........................................................................   (224,889)  (112,793)
  Repayments of Sponsor Loans........................................................................   (148,971)    --
  Repayments of related party debt...................................................................   (130,952)    --
  Payment of Offering costs..........................................................................    (17,189)    --
  Proceeds from Sponsor Loans........................................................................     38,381     45,251
  Reduction of Sponsor Loans-Program Cost Sharing Agreement..........................................     (5,074)    (4,670)
  Defeasance of Senior Subordinated Notes............................................................    (70,276)    --
  Repurchase of Senior Subordinated Notes............................................................    (25,881)    (8,132)
  Advances to the Network for distribution to the Partners prior to Reorganization...................    (60,000)    --
  Advances (from) to the Network.....................................................................    (30,209)    28,148
  Deferred financing costs...........................................................................     (9,301)       (62)
                                                                                                       ---------  ---------
  Net cash provided by (used in) financing activities................................................     27,735    (13,258)
                                                                                                       ---------  ---------
Net (decrease) increase in cash......................................................................     (2,441)     8,160
Cash and cash equivalents, beginning of year.........................................................     14,029      5,869
                                                                                                       ---------  ---------
Cash and cash equivalents, end of year...............................................................  $  11,588  $  14,029
                                                                                                       ---------  ---------
                                                                                                       ---------  ---------
Supplemental disclosure of cash flow information:
  Interest paid during the year......................................................................  $  31,612  $  28,108
                                                                                                       ---------  ---------
                                                                                                       ---------  ---------
Supplemental disclosure of non-cash transactions:
  Related party notes issued in payment of preferred stock dividends.................................  $   2,834  $  37,697
                                                                                                       ---------  ---------
                                                                                                       ---------  ---------
Supplemental disclosure of non-cash activity regarding acquisitions:
  Total assets acquired, net of cash.................................................................  $ 394,475  $  --
  Liabilities assumed................................................................................   (147,829)    --
                                                                                                       ---------  ---------
  Net assets acquired................................................................................    246,646     --
  Accrued acquisition costs..........................................................................     --         --
  Non-cash consideration.............................................................................   (191,662)    --
                                                                                                       ---------  ---------
    Total cash consideration.........................................................................  $  54,984  $  --
                                                                                                       ---------  ---------
                                                                                                       ---------  ---------

                                                                                                         1994
                                                                                                       ---------
Net income (loss)....................................................................................  $ (12,060)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation.........................................................................................      4,379
Amortization of intangible assets and deferred financing costs.......................................     32,759
Accretion of interest on Sponsor Loans...............................................................      3,125
Non-recurring expense of acquired station............................................................     --
Minority interest....................................................................................     (1,202)
Extraordinary loss on extinguishment of debt.........................................................      1,450
Changes in assets and liabilities:
  Accounts receivable................................................................................     (1,671)
  Due to the Network.................................................................................    (14,350)
  Intangible assets..................................................................................     --
  Deferred income taxes..............................................................................     --
  Management and license fees payable................................................................     --
  Payment of license fees............................................................................     --
  Accrued station compensation.......................................................................     --
  Program rights.....................................................................................     --
  Prepaid expenses and other assets..................................................................     (1,521)
  Accounts payable and accrued liabilities...........................................................      6,651
  Accrued interest...................................................................................      4,244
  Obligations for program rights.....................................................................      8,069
  Other, net.........................................................................................       (769)
                                                                                                       ---------
Net cash provided by operating activities............................................................     29,104
                                                                                                       ---------
Cash flow from investing activities:
  Acquisition of minority interest of PTIH and the Network, including acquisition costs, net of cash
    acquired.........................................................................................     --
  Acquisition of Galavision..........................................................................     --
  Increase interest in Entravision...................................................................     --
  Acquisition of Fort Worth Tower....................................................................     --
  Acquisition of stations, including acquisition costs, net of cash acquired.........................    (66,213)
  Capital expenditures...............................................................................     (5,379)
  Organization costs.................................................................................     (3,000)
                                                                                                       ---------
Net cash used in investing activities................................................................    (74,592)
                                                                                                       ---------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt...........................................................    176,000
  Proceeds from the Offering.........................................................................     --
  Repayment of long-term debt........................................................................   (118,575)
  Repayments of Sponsor Loans........................................................................     --
  Repayments of related party debt...................................................................     --
  Payment of Offering costs..........................................................................     --
  Proceeds from Sponsor Loans........................................................................     33,936
  Reduction of Sponsor Loans-Program Cost Sharing Agreement..........................................     --
  Defeasance of Senior Subordinated Notes............................................................     --
  Repurchase of Senior Subordinated Notes............................................................    (43,271)
  Advances to the Network for distribution to the Partners prior to Reorganization...................     --
  Advances (from) to the Network.....................................................................      3,999
  Deferred financing costs...........................................................................     (2,428)
                                                                                                       ---------
  Net cash provided by (used in) financing activities................................................     49,661
                                                                                                       ---------
Net (decrease) increase in cash......................................................................      4,173
Cash and cash equivalents, beginning of year.........................................................      1,696
                                                                                                       ---------
Cash and cash equivalents, end of year...............................................................  $   5,869
                                                                                                       ---------
                                                                                                       ---------
Supplemental disclosure of cash flow information:
  Interest paid during the year......................................................................  $  29,402
                                                                                                       ---------
                                                                                                       ---------
Supplemental disclosure of non-cash transactions:
  Related party notes issued in payment of preferred stock dividends.................................  $   5,643
                                                                                                       ---------
                                                                                                       ---------
Supplemental disclosure of non-cash activity regarding acquisitions:
  Total assets acquired, net of cash.................................................................  $  82,117
  Liabilities assumed................................................................................    (11,774)
                                                                                                       ---------
  Net assets acquired................................................................................     70,343
  Accrued acquisition costs..........................................................................     (4,130)
  Non-cash consideration.............................................................................     --
                                                                                                       ---------
    Total cash consideration.........................................................................  $  66,213
                                                                                                       ---------
                                                                                                       ---------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. ORGANIZATION AND ACQUISITION

    Through October 2, 1996, Univision Communications Inc. ("UCI"), formerly Perenchio Communications, Inc. ("PCI"), and its 80% owned subsidiary, PTI Holdings, Inc. ("PTIH") were beneficially owned by affiliates of A. Jerrold Perenchio (together with his affiliates, "Perenchio"), affiliates of Grupo Televisa, S.A. de C.V. (together with its affiliates, "Televisa") and Dennevar, B.V., an affiliate of Venevision International Limited (together with its affiliates, "Venevision"), (collectively, the "Principal Stockholders"). Perenchio Television, Inc. ("PTI") was a wholly-owned subsidiary of PTIH, and Univision Television Group, Inc. ("UTG") was a wholly-owned subsidiary of PTI.

    On December 17, 1992 (effective close of business December 16, 1992), Univision Station Group, Inc. ("USG") and KTVW, Inc. ("KTVW") were acquired by Perenchio, Televisa and Venevision, with USG as the surviving corporation changing its name to UTG.

    PCI and its subsidiaries had no operations prior to the acquisitions. The aggregate purchase price for USG and KTVW was approximately $489,000,000, including approximately $11,000,000 of acquisition costs. A subordinated note due from PTIH to the seller (which was subsequently sold to a third party and then sold to the public as a series of notes) financed $5,442,000 of the purchase price. These subordinated notes were neither guaranteed in any form by PTI nor secured by its assets. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at the fair values at the date of the acquisition. In addition to current assets and liabilities, the purchase price was allocated principally to property and equipment of approximately $22,000,000 and intangible assets of approximately $473,000,000 comprised of approximately $270,000,000 attributable to affiliation agreements, approximately $156,500,000 attributable to FCC television broadcast licenses and approximately $46,500,000 attributable to all other intangible assets including goodwill.

    Effective close of business October 2, 1996, as part of the Offering and Reorganization (see Note 12), PTIH became a wholly-owned subsidiary of the Company. PTI was merged with and into PTIH. The Company and one of the Company's subsidiaries acquired The Univision Network Holding Limited Partnership ("UNHP") and The Univision Network Limited Partnership ("the Network"). On October 2, 1996, UNHP was liquidated. UCI and PTIH are holding companies and otherwise inactive. UCI and its subsidiaries are referred to as "the Company" for all periods discussed subsequent to October 2, 1996. PCI and its subsidiaries are referred to as "the Company" for all periods discussed prior to October 2, 1996.

    Televisa and Venevision also own warrants to acquire from UCI additional shares of UCI. These warrants cannot be exercised by either Televisa or Venevision (or by any other non-U.S. citizen) unless the foreign ownership restrictions of the Communications Act of 1934 are amended to permit increased alien ownership. Subject to certain restrictions, Televisa and Venevision may transfer such warrants. If Televisa and Venevision were to exercise these warrants, their ultimate ownership of UCI would be 20.3% each.

    The acquisition of the minority interests of PTIH and the Network has been accounted for under the purchase method of accounting, and, accordingly, the Network's operating results have been included with the Company's since October 3, 1996. The total consideration paid in excess of the estimated fair value of the net assets related to the minority interests of PTIH and the Network acquired was approximately $203,000,000. The Company has preliminarily allocated this amount to goodwill pending the outcome of a fair value appraisal of the individual assets and liabilities, which is expected to be completed by the end of the second quarter of 1997.

    On August 2, 1994, the Company completed its acquisition of all of the stock of Combined Broadcasting of Chicago, Inc. The purchase price was approximately $36,000,000, plus the assumption of

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

1. ORGANIZATION AND ACQUISITION (CONTINUED) program rights obligations totaling approximately $11,000,000. A substantial amount of the program rights obligations assumed were subsequently sub-licensed to third parties or released by the original licensor. The unpaid portion of program rights obligations is payable in varying amounts through the year 1999. The acquisition was financed with borrowings from the Old Bank Facility. Substantially all of the purchase price has been allocated to intangible assets.

    On September 30, 1994, the Company completed its acquisition of all of the stock of Pueblo Broadcasting Corporation, which owned and operated a television station affiliated with the Network serving Houston, Texas. The purchase price was approximately $20,000,000 and was financed with borrowings from the Old Bank Facility and cash generated through operations. Substantially all of the purchase price has been allocated to intangible assets. The impact of the Chicago and Houston acquisitions was not material to the Company's financial statements taken as a whole.

    As of December 31, 1996, the Company owns and operates eleven Spanish-language full-power television stations serving New York, Los Angeles, Miami, San Antonio, San Francisco, Fresno, Dallas, Phoenix, Albuquerque, Houston and Chicago and seven Spanish-language low-power television stations serving Hartford, Fort Worth, Philadelphia, Tucson, Austin, Albuquerque and Bakersfield. The Company's television stations are affiliated with the Spanish-language television network owned and operated by the Network.

    Through October 2, 1996, the businesses of the Company and the Network were under separate management and ownership structures. Notwithstanding this separation, the business operations of the Company and the Network remained substantially dependent upon one another. The Company is dependent upon the Network for programming and advertising sales support, while the Company represented 78% of the Network's total broadcast distribution.

    The Company has made a $10,000,000 investment in Entravision Communications Company, LLC ("Entravision") in the form of a note which matures on December 30, 2021, and has an annual interest rate of 7.01%, which gives the Company the option to acquire a 25.55% equity interest in Entravision. Entravision owns eight Affiliated Stations (stations that have Affiliation Agreements with the Network) and has an agreement to acquire a ninth. This group of nine stations represents approximately 13% of the Network's distribution. Exercising the Company's option to acquire the equity interest in Entravision would not require additional investment. The Company intends to exercise its option upon Entravision's receipt of FCC approval.

    The following unaudited pro forma consolidated statements of operations give effect to the Reorganization, the sale of the 9,395,500 shares of Class A Common Stock and the application of the net proceeds therefrom as if such transactions had occurred as of January 1, 1996 and January 1, 1995, for the years ended December 31, 1996, and 1995, respectively.

    The pro forma statements do not purport to represent what the Company's consolidated financial position or results of operations would actually have been if such transactions in fact had occurred on the dates assumed or to project consolidated financial position or results of operations for any future date or period.

    During 1996, in addition to the acquisition of the minority interests of PTIH and the Network, the Company and the Network made other acquisitions, the effect of which, individually and in the aggregate, were not material to the Company's consolidated financial position or results of operations.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

1. ORGANIZATION AND ACQUISITION (CONTINUED)
           UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED           TWELVE MONTHS ENDED
                                                              DECEMBER 31,                  DECEMBER 31,
                                                      ----------------------------  ----------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)           1996           1995           1996           1995
----------------------------------------------------  -------------  -------------  -------------  -------------
Net revenues........................................  $     106,531  $      89,331  $     370,289  $     321,339
                                                      -------------  -------------  -------------  -------------
Direct operating expenses...........................         34,194         29,492        122,313        110,232
Selling, general and administrative expenses........         26,916         27,572         98,265         89,839
Corporate charges...................................          2,627          3,127          9,596          9,700
Depreciation and amortization.......................         13,490         13,776         55,049         53,965
                                                      -------------  -------------  -------------  -------------
Operating income....................................         29,304         15,364         85,066         57,603
Interest expense....................................          9,542          9,169         39,548         37,055
Amortization of deferred financing costs............            343            372          1,459          1,488
Non-recurring expense of acquired station...........             --             --             --          1,750
                                                      -------------  -------------  -------------  -------------
Income before taxes and extraordinary loss on
 extinguishment of debt.............................         19,419          5,823         44,059         17,310
Provision for income taxes..........................            145             --          7,728          6,900
                                                      -------------  -------------  -------------  -------------
Income before extraordinary loss on extinguishment
 of debt............................................         19,274          5,823         36,331         10,410
Extraordinary loss on extinguishment of debt (net of
 tax benefit of $7,455 and $6,900 in 1996 and 1995,
 respectively)......................................             (4)            --        (11,186)       (16,345)
                                                      -------------  -------------  -------------  -------------
Net income (loss)...................................  $      19,270  $       5,823  $      25,145  $      (5,935)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Income per share before extraordinary loss..........  $        0.33  $        0.10  $        0.63  $        0.18
Extraordinary loss..................................             --             --           (.19)         (0.28)
                                                      -------------  -------------  -------------  -------------
Net income (loss) per share.........................  $        0.33  $        0.10  $        0.44  $       (0.10)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Weighted average common shares outstanding..........     57,713,519     57,713,519     57,713,519     57,713,519
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

2. SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts and operations of the Company and reflect the acquisitions described above under the purchase method of accounting. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior year financial statements to conform to current year's presentation.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    The Company's operations and its ability to grow may be affected by numerous factors, including changes in audience tastes, priorities of advertisers, new laws and governmental regulations and policies, changes in broadcast technical requirements, technological advances, entry of new competitors, proposals to restrict the tax deductibility of certain advertising expenses incurred by advertisers and changes in the willingness of financial institutions and other lenders to finance television station acquisitions and operations. The Company cannot predict which, if any, of these or other factors might have a significant impact on the television industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company's operations.

    PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION

    Property and equipment is carried on the basis of cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 5 to 20 years; broadcast and other equipment over 3 to 7 years. Leasehold improvements are amortized over the remaining life of the lease. Depreciation and amortization include depreciation on property and equipment of $8,405,000, $5,243,000 and $4,379,000 for the years ended December 31, 1996, 1995 and 1994, respectively, of which $7,346,000, $4,581,000 and $3,826,000 relate to direct operating expense and $1,059,000, $662,000 and $553,000 relate to selling, general and administrative expenses for the years ended December 31, 1996, 1995 and 1994, respectively.

    INTANGIBLE ASSETS

    Intangible assets consist of amounts by which the cost of acquisitions exceeded the fair values assigned to net tangible assets. The intangible assets primarily represent broadcasting licenses, Network affiliation agreements, organization costs and goodwill. Organization costs are amortized over a five year period and all other intangible assets are being amortized on the straight-line method over 20 years.

    Subsequent to acquisitions, the Company continually evaluates whether later events and circumstances have occurred which indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the nondiscounted operating income over the remaining life of the intangible assets in measuring whether the intangible assets are recoverable.

    DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the life of the related debt or, in the case of interest rate protection instruments, over the period of the instrument.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    As of December 31, 1996 and 1995, accounts payable and accrued liabilities is comprised of the following (in thousands):

                                                                            1996       1995
                                                                          ---------  ---------
Trade accounts payable and accruals.....................................  $  35,963  $  15,324
Severance and litigation costs..........................................      6,232      9,954
Acquired stations integration costs.....................................      2,377      2,305
Facility consolidation costs............................................      4,340      4,138
Research costs..........................................................      3,346        612
Accrued compensation....................................................      8,508      3,990
Other...................................................................      8,830      4,943
                                                                          ---------  ---------
                                                                          $  69,596  $  41,266
                                                                          ---------  ---------
                                                                          ---------  ---------

    MINORITY INTEREST

    The minority interest in PTIH was acquired by the Company effective October 2, 1996. Minority interest represented the 20% interest in PTIH held by minority stockholders. Additionally, it included the PTIH consolidated preferred stock and related dividends due minority stockholders. To the extent that the minority interest in the book value of PTIH represented an asset, the Company charged the asset against the majority interest. Subsequent profits earned by PTIH applicable to the minority interest were allocated to the majority interest to the extent that minority losses had been previously absorbed by the majority stockholder.

    PROGRAM RIGHTS FOR TELEVISION BROADCAST

    Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to expense as the programs are broadcast.

    NET REVENUES

    Net revenues represents gross revenues, including a Network service fee payable to the Network by the Affiliated Stations, less agency commissions and an allocation of Network revenues to the affiliates. Gross revenues and the related agency commissions and allocation to the affiliates are recognized when advertising spots are broadcast. No one advertiser represented more than 10% of gross advertising revenues of the Company for the years ended December 31, 1996, 1995 and 1994.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 121 -- "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This statement requires long-lived assets to be held and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles to be held and used should be based on the fair value of the asset. It also requires that those long-lived assets and identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. This standard was required to be adopted in 1996. The adoption of this standard did not have a material effect on the Company's financial statements.

    EARNINGS PER SHARE

    The 1996 earnings per share calculation has been affected by the impact of the warrants and options outstanding as common stock equivalents. The Convertible Preferred Stock (see Note 11 and 14) outstanding and held in escrow at December 31, 1996, is not considered a common stock equivalent under the guidelines of SFAS No. 85 (YIELD TEST FOR DETERMINING WHETHER A CONVERTIBLE SECURITY IS A COMMON STOCK EQUIVALENT) and is not factored in the calculation of earnings per share. Fully diluted earnings per share is not required to be disclosed in the financial statements since the effect of the inclusion of the Convertible Preferred Stock in the calculation as a common stock equivalent results in dilution of less than 3% (paragraph 14 of APB No. 15).

    INCOME TAXES

    Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws (see Note
9).

3. RELATED PARTY TRANSACTIONS

    In the normal course of business, the Company engaged in significant transactions with the Network during the period January 1, 1996, through October 2, 1996, and during the years ended December 31, 1995 and 1994, and through various other agreements, with the Principal Stockholders, as described below.

    (a) The Company

    NETWORK AFFILIATION AGREEMENTS

    During the period January 1, 1996, through October 2, 1996, and during the years ended December 31, 1995 and 1994, pursuant to Network Affiliation Agreements, the Network acted as the Company's exclusive sales representative for the sale of all national spot and Network advertising. The Network allocated a portion of Network advertising revenues to the Company's stations based on a formula. National spot sales represent time sold on behalf of the Company's stations by sales representatives employed by the Network. Proceeds of Network sales were remitted to the Company by the Network, net of an agency commission and a Network service fee, as described below. The arrangements described above have continued under UCI.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

3. RELATED PARTY TRANSACTIONS (CONTINUED)
    The Network was obligated to offer programming to the Company and its Affiliated Stations for a minimum of 84 hours per week. For this service, during the period January 1, 1996, through October 2, 1996, and in 1995 and 1994, the Company incurred a Network service fee due the Network of 38% of its net local, national and Network sales revenues, subject to certain adjustments. The Network received two minutes of air time for its own use each hour for which no compensation was received by the Company. The arrangements described above have continued under UCI. Net revenues for the period January 1, 1996, through October 2, 1996, and for the years ended December 31, 1995 and 1994, include $114,117,000, $140,465,000 and $99,127,000, respectively, in gross revenues, representing the Company's allocation of Network sales, partially offset by a Network service fee of $86,320,000, $105,274,000 and $73,459,000 for the period
January 1, 1996, through October 2, 1996, and for the years ended December 31, 1995 and 1994, respectively.

    (b) Principal Stockholders

    SENIOR SUBORDINATED DEBT AND SUBORDINATED NOTES PAYABLE -- SEE NOTE 5.
     SPONSOR LOANS

    Prior to the Reorganization, and in connection with the acquisition of UTG and the Network and the related financing, Televisa and Venevision had agreed to provide loans to UTG approximately 15 days after the end of each quarter in amounts as required by its senior lenders, subject to certain thresholds (as defined) of the Univision Group ("Sponsor Loans"). The obligation to make such loans terminated when the Company and the Network distributed to the Principal Stockholders the aggregate amount of $100,000,000 through dividends or other distributions (the "Return of Initial Financing"). Each Sponsor Loan was subordinated to all bank debt and Senior Subordinated Notes (third party acquisition financing), had an initial term of 15 years, bore interest at a rate of the lesser of the prime rate or 10%, and required no payment of interest or principal until maturity. The Sponsor Loans were guaranteed by the Network and PTIH. Such guarantees were subordinated to the Network guarantee of third party acquisition financing. Upon the Return of Initial Financing, the holders of the Sponsor Loans could convert them to conversion notes, which would have been similar to the Sponsor Loans with respect to subordination and interest, but would have been payable in seven annual installments, subject to certain restrictions. The Sponsor Loans were made quarterly in arrears approximately 15 days after quarter end. During 1996, 1995 and 1994, Sponsor Loans were made totaling $38,381,000, $45,251,000 and $33,936,000, respectively. As of October
2, 1996, and December 31, 1995, accrued interest on these loans totaled $18,356,000 and $11,052,000, respectively. On October 2, 1996, in connection with the Reorganization, the Company repaid all outstanding Sponsor Loans.

    In March 1996 and December 1995, Televisa and Venevision assigned to the Network $5,074,000 and $4,670,000, respectively, of Sponsor Loans owed to them by the Company. The assignment was in lieu of payment for program production costs, under the Program Cost Sharing Agreement, to be incurred by the Network in the first and second quarters of 1996. This assignment was shown as a reduction to the Company's Sponsor Loans amount and an increase in the Due to the Network liability. The payment for production costs for the third quarter of 1996 of $4,500,000 was offset against the third quarter license fee payment due under the Program License Agreement.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

3. RELATED PARTY TRANSACTIONS (CONTINUED)
    PROGRAM LICENSE AGREEMENTS

    In connection with the Reorganization, the Program License Agreements were amended, the Program Cost Sharing Agreement (which required Televisa and Venevision to reimburse the Company for one-half of the cost of certain productions produced or acquired by the Company) was terminated and the management fee to the principal Stockholders of 3% of Combined Net Time Sales (as defined in the Program License Agreement) was eliminated. Under the amended Program License Agreements, the royalty rate is 11% from the date of Reorganization through December 31, 1996 and will increase to 13.5% for 1997 and to 15% for all years thereafter.

    OTHER

    The Principal Stockholders incurred financing and acquisition costs prior to the acquisitions. The Principal Stockholders were reimbursed on December 17, 1992, for all of these costs except for $1,000,000 withheld from each. This $3,000,000 was paid to the Principal Stockholders on March 14, 1994.

4. PROPERTY AND EQUIPMENT

    Property and equipment, and accumulated depreciation and amortization, consists of the following as of December 31, 1996 and 1995 (in thousands):

                                                                           1996        1995
                                                                        ----------  ----------
Land and improvements.................................................  $    6,174  $    2,394
Building and improvements.............................................      19,200       4,666
Broadcast equipment...................................................      92,090      27,699
Other equipment.......................................................       7,175       4,022
Construction in progress..............................................         917         664
                                                                        ----------  ----------
                                                                           125,556      39,445
Accumulated depreciation and amortization.............................     (22,183)    (13,888)
                                                                        ----------  ----------
                                                                        $  103,373  $   25,557
                                                                        ----------  ----------
                                                                        ----------  ----------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

5. DEBT

    Long-term debt (excluding the Sponsor Loans and capital leases) consists of the following at December 31, 1996 and 1995 (in thousands):

                                                                           1996        1995
                                                                        ----------  ----------
Bank term facility....................................................  $  400,000  $  107,250
Standby term facility.................................................      --          50,000
Bank working capital facility.........................................      38,000       9,000
Senior subordinated notes.............................................      --          92,050
Junior subordinated notes payable including accrued interest..........      60,160       7,768
Related party senior subordinated notes...............................      --          65,204
Related party subordinated debt.......................................      --          19,530
Accrued interest -- related party senior subordinated notes and
  related party subordinated debt.....................................      --          12,120
Variable dividend payable.............................................      --          15,527
Other.................................................................         987       1,085
                                                                        ----------  ----------
                                                                           499,147     379,534
Less current portion..................................................     (40,339)    (17,313)
                                                                        ----------  ----------
Long-term debt........................................................  $  458,808  $  362,221
                                                                        ----------  ----------
                                                                        ----------  ----------

    The proceeds from the Offering and borrowings under the New Bank Facility (as defined below), along with cash flows from operations, provided the resources necessary to repay the amounts owed under and to terminate the Old Bank Facility (as defined below), defease the Senior Subordinated Notes, make a $100,000,000 distribution to the Network partners, pay all outstanding principal and accrued interest on all amounts lent by the Principal Stockholders to UTG as Sponsor Loans, reclassify the preferred stock and pay accrued dividends thereon and repay other related party debt, pay the Galavision note and fund the Entravision investment. Additional amounts under the New Bank Facility, together with cash flows from operations, will be used for debt service, capital expenditures, working capital and other general corporate purposes.

    In connection with the Reorganization, the Company entered into the new bank facility (the "New Bank Facility") with a syndicate of commercial banks and other lenders. The New Bank Facility consists of a $400,000,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $200,000,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date.

    The New Bank Facility will also permit the lenders thereunder to advance up to an additional $250,000,000 of term loans (the "Incremental Facility") although there are no commitments at this time to lend any such additional amounts.

    The Term Facility amortizes quarterly commencing in 1997, with $40,000,000 required to be repaid during 1997. The Revolving Credit Facility will have quarterly scheduled reductions in availability beginning in 1999. If any loans are made available under the Incremental Facility, such loans will be amortized beginning on March 31, 1999, and will be repaid in full on or before August 31, 2004.

    At December 31, 1996, the Company had $77,000,000 available under the New Bank Facility, excluding the "Incremental Facility".

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

5. DEBT (CONTINUED)
    In addition to the scheduled amortization of the Term Facility and scheduled reductions of the Revolving Credit Facility described above, 66 2/3% of "excess cash flow" of the Company (50% if certain leverage tests are satisfied) will be applied each year, first to ratably reduce loans made under the Term Facility and the Incremental Facility, and thereafter to reduce the availability under the Revolving Credit Facility. In addition, proceeds from the sale or other disposition of assets outside of the ordinary course of business and 80% of the proceeds of equity offerings by the Company will be similarly applied. Any such mandatory prepayments will ratably reduce each remaining installment or scheduled reduction of the Term Facility, the Revolving Credit Facility or the Incremental Facility.

    The New Bank Facility may be voluntarily prepaid by the Company at any time without premium or penalty.

    Loans made under the New Bank Facility bear interest at rates determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). Interest rates range from a reserve adjusted Eurodollar rate plus 0.75% to 1.50% per annum (6.625% at December 31, 1996). The Company has the option to elect a prime rate also determined by reference to the Leverage Ratio. Under such option, interest rates range from the prime rate to the prime rate plus 0.25% per annum (8.25% at December 31, 1996).

    The Company has entered into interest rate cap agreements to reduce the impact of changes in interest rates on its Term Facility, which are determined by the Eurodollar interest rate plus a margin of 0.75% to 1.50%. At December 31, 1996, the Company had two interest rate cap agreements with commercial banks covering a total notional principal amount of $220,000,000 of its Term Facility. The agreements effectively limit the Company's Eurodollar interest rate exposure to 7% on $220,000,000 of the Term Facility. The Eurodollar interest rate applicable to the Term Facility from the date of the Reorganization has ranged from 5.38% to 5.60%, and the margin at December 31, 1996, was 1.125%. The fee for the interest rate protection agreements of $462,000 was capitalized as a deferred financing cost and is being amortized over two years, the period of the instruments, on a straight-line basis.

    The New Bank Facility is guaranteed by the Company's subsidiaries and is secured by a security interest in substantially all of the personal property assets of the Company and its subsidiaries (subject to limitations of federal law in the case of FCC licenses of the O&Os).

    The New Bank Facility contains limitations on the incurrence of debt and liens by the Company and its subsidiaries, the payment of dividends, the disposition of assets, financial performance tests and other restrictions typical of leveraged credits.

    In addition to customary events of default, it will be an event of default if a change of control occurs (defined as a person or persons other than A. Jerrold Perenchio or his permitted transferees gaining voting control of the Company).

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

    The Company's prior bank facility ("Old Bank Facility"), which totaled $400,000,000, consisted of a $180,000,000 five-year amortizing term loan, a $70,000,000 six-year revolving credit loan, a $30,000,000 six-

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

5. DEBT (CONTINUED)
year term loan, a $20,000,000 five-and-one-half-year term loan and a $100,000,000 five-and-one-half-year term loan available under a revolving credit facility, which was never borrowed against. Interest on the Old Bank Facility was payable on fixed-rate borrowings at maturity of the borrowing, up to a maximum of three months, and payable quarterly on floating-rate loans. At December 31, 1995, interest rates were 6.60% to 8.50% on the Old Bank Facility.

    The Junior Subordinated Notes, which have a face value of $10,306,000 and $61,094,000 and bear simple interest at 7%, were originally payable by PTIH and UNHP, respectively, to Hallmark Cards, Inc. ("Hallmark") in connection with the acquisition from the previous owner (the "Junior Subordinated Notes"). The previous owner has since sold the Junior Subordinated Notes to a third party, which resold them to the public as a series of notes. The Junior Subordinated Notes are unsecured, all interest and principal is due on December 17, 2002. As part of the acquisition of the Network, the Company acquired the obligation under the Junior Subordinated Notes with the face value of $61,094,000 during 1996. The Junior Subordinated Notes were discounted at an effective rate of approximately 12.5% in accordance with the purchase method of accounting described in Note 1. The discounts on the Junior Subordinated Notes with a face value of $71,400,000 and $10,306,000 are $31,424,000 and $4,731,000 at December
31, 1996 and 1995, respectively. The discounts, which are shown as a reduction of the related debt, are being amortized under the interest method over the term of the Junior Subordinated Notes.

    During 1996, and as part of the Reorganization, the Company purchased and defeased the Senior Subordinated Notes. The Senior Subordinated Notes were scheduled to mature on January 15, 2001, and were subordinate to all Senior Indebtedness of the Company, including amounts outstanding under the Old Bank Facility. The Senior Subordinated Notes accrued interest at a rate of 11 3/4%, payable semi-annually on January 15 and July 15.

    As part of the Reorganization, the Company paid the balance of the Related Party Senior Subordinated Notes. The Related Party Senior Subordinated Notes represented notes due to affiliates of Televisa and Venevision (See Note 11). The notes were scheduled to mature on December 16, 2003, and were subordinate to all Senior Indebtedness of the Company, including amounts outstanding under the Old Bank Facility. The Notes accrued interest at a rate equal to the AFR average rate, which was 6.99% at December 31, 1995. Also, notes to the Principal Stockholders (at the PCI level) that were scheduled to mature on December 17, 2003, accrued interest at a rate of 6.36%.

    As part of the Reorganization, the Company paid the balance of the Related Party Subordinated Debt. The Related Party Subordinated Debt represented debt due to affiliates of Televisa and Venevision (See Note 11). The notes were scheduled to mature on December 16, 2005, and were subordinate to all indebtedness of the Company, including amounts outstanding under the Old Bank Facility. The Related Party Subordinated Debt accrued interest at a rate equal to 0.5% per annum in excess of the AFR average rate, which was 7.49% at December 31, 1995. Also, notes to Principal Stockholders that were scheduled to mature on December 31, 2005, accrued interest at a rate of 6.86%.

    The accrued interest payable on the Related Party Senior Subordinated Notes and the Related Party Subordinated Debt was $12,120,000 and $8,158,000 at December 31, 1995 and 1994, respectively. Interest expense was $5,484,000, $3,962,000 and $4,394,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

5. DEBT (CONTINUED)

    As part of the Reorganization, the Company paid the balance of the Senior Subordinated Debt -- Principal Stockholders (at the PTIH level). The Senior Subordinated Debt -- Principal Stockholders were scheduled to mature on December 16, 2003, and was subordinate to all Senior Indebtedness of the Company, including amounts outstanding under the Old Bank Facility. The Senior Subordinated Debt -- Principal Stockholders accrued interest at a rate of 6.6% and was payable on December 16, 2003. The debt arose from the preferred stock dividends which were declared by PTIH to the minority stockholders effective December 31, 1995. These dividends were reflected as minority interest in the Company's 1995 financial statements.

    Long-term debt matures as follows (in thousands):

YEAR ENDING DECEMBER 31:                                                              AMOUNT
                                                                                    ----------
1997..............................................................................  $   40,339
1998..............................................................................      50,340
1999..............................................................................      50,264
2000..............................................................................      60,029
2001..............................................................................      70,015
Thereafter........................................................................     228,160
                                                                                    ----------
Total.............................................................................  $  499,147
                                                                                    ----------
                                                                                    ----------

    The Company estimates that the fair value of the bank debt and the Junior Subordinated Notes at December 31, 1996 approximates book value.

    Interest expense, net, reflected in the accompanying consolidated statements of operations is comprised of the following for the years ended December 31, (in thousands):

                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
Bank Facilities..............................................  $  17,249  $  16,884  $  15,194
Senior Subordinated Notes....................................     11,048     11,519     13,752
Junior Subordinated Notes....................................        964        857        763
Sponsor Loans................................................      7,304      7,298      3,125
Related Party................................................      5,484      3,962      4,394
Capital leases (see Note 6)..................................        913     --         --
Other -- net.................................................     (1,271)      (298)        18
                                                               ---------  ---------  ---------
                                                               $  41,691  $  40,222  $  37,246
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

6. COMMITMENTS

    The Company is obligated under long-term operating leases expiring at various dates through the year 2017 for office, studio, automobile, tower and transponder rentals. The Company is also obligated under

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

6. COMMITMENTS (CONTINUED)
long term capital lease obligations through the year 2011. The following is a schedule by year of future annual rentals under operating and capital leases as of December 31, 1996 (in thousands):

                                                                OPERATING    CAPITAL
                                                                 LEASES       LEASES
                                                               -----------  ----------
Year ending December 31:
1997.........................................................   $   6,414   $    6,216
1998.........................................................       6,264        6,276
1999.........................................................       5,819        6,336
2000.........................................................       5,273        6,336
2001.........................................................       3,879        6,336
Thereafter...................................................      24,918       38,078
                                                               -----------  ----------
Total minimum lease payments.................................   $  52,567       69,578
                                                               -----------
                                                               -----------
Less: interest and executory costs...........................                  (27,931)
                                                                            ----------
Total present value of minimum lease payments................                   41,647
Current portion..............................................                   (2,318)
                                                                            ----------
Capital lease obligation, net of current portion.............               $   39,329
                                                                            ----------
                                                                            ----------

    Rent expense totaled $4,900,000, $4,460,000, and $2,718,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

    The Company has entered into an agreement with Nielsen Media Research ("Nielsen") to provide television audience measurement services for a five-year period which began in November 1992. Pursuant to this agreement, the Network and a competitor are each obligated to pay Nielsen $18,400,000 in increasing annual amounts from November 1992 through October 1997. As of December 31, 1996 and 1995, included in accrued liabilities are $2,970,000 and $0, respectively, related to this agreement.

    As of December 31, 1996, the Company is committed to pay amounts approximating $4,200,000, pursuant to multi-year talent contracts, through December 31, 1997. These payments do not include amounts payable upon the attainment of certain annual revenue levels or upon the performance of other contractual provisions. Additionally, the Company has the option to renew certain long-term talent contracts in 1997 for the year January 1 through December 31, 1998, for $3,800,000. Concurrent with the Reorganization, Venevision and Televisa agreed to fund a total of $250,000 per year (one-half of the costs) of a certain retirement obligation to be paid to one of the personnel subject to a long-term talent contract.

    In January 1997, the Company signed a lease for office and studio premises for the Dallas, Texas, station. The lease is planned to commence on July 16, 1997, with an expiration date of April 15, 2017. The average cost of the lease is $570,000 per year, with a total commitment of $11,260,000.

7. EMPLOYEE BENEFITS

    The Company has a 401(k) retirement savings plan (the "Plan") covering all employees who have completed one year of service. The Plan allows the employees to defer a portion of their annual compensation and the Company may match a portion of the employees' contributions. During 1996, 1995 and 1994, the Company made matching contributions to the Plan totaling $817,000, $478,000 and $171,000, respectively.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

8. CONTINGENCIES

    On August 4, 1995, a jury in the 57th District Court of Bexar County, Texas returned an adverse verdict against Univision Television Group, the successor to Univision Station Group, in Emilio Nicolas, Jr. v. Univision Station Group. The lawsuit, among other things, alleged breach of a September 1990 separation agreement following the plaintiff's termination from USG's Los Angeles station. The jury found USG had breached certain provisions of the agreement. It also found that USG inflicted emotional distress and violated California Labor Code
Section 1050 by making a misrepresentation to a prospective employer to prevent plaintiff's employment. Under that Section any damages awarded for a violation are trebled. If a judgment had been entered on all issues, the total amount after the statutory trebling would have been $6,800,000, plus prejudgment interest and attorneys' fees.

    The events which led to the plaintiff's lawsuit occurred before the current ownership took control of the Company. The Company strongly disagreed with the verdict and filed pleadings requesting the trial court to enter judgment in the Company's favor notwithstanding the jury's verdict.

    On December 12, 1995, the trial court partially granted the Company's motion for judgment notwithstanding the verdict. Accordingly, the trial court rendered judgment that plaintiff recover $5,425,000, denied the plaintiff's motion to recover an additional $1,400,000 and denied the plaintiff's motion to recover prejudgment interest and attorneys' fees. Both parties then filed motions for a new trial but agreed to pursue mediation before having those motions decided. As a result of the mediation, the parties reached a compromise agreement on February 15, 1996, settling the litigation, without any admission of wrongdoing on the part of the Company. Pursuant to that settlement, the trial court entered an agreed upon modified judgment providing that plaintiff recover $2,975,000 in full satisfaction of his claims. Thereafter, the Company paid the recovery awarded in the modified judgment, in consideration for which plaintiff released the Company from the modified judgment and from any and all claims.

    There are various legal actions and other claims pending against the Company incidental to its business and operations. In the opinion of management, the resolution of these matters will not have a material effect on the consolidated financial position or results of operations.

    The Network, primarily located in Miami and acquired October 2, 1996, accounted for 22% of the Company's gross advertising revenues for the year ended December 31, 1996, and 52% of trade accounts receivable as of December 31, 1996. The Company's television station serving Los Angeles, California accounted for 29%, 36% and 37% of the Company's gross advertising revenues for the years ended December 31, 1996, 1995 and 1994, respectively, and 18% and 34% of trade accounts receivable as of December 31, 1996 and 1995, respectively. The Company's television station serving Miami, Florida accounted for 15%, 20% and 22% of the Company's gross advertising revenues for the years ended December 31, 1996, 1995 and 1994, respectively, and 8% and 22% of trade accounts receivable as of December 31, 1996 and 1995, respectively.

9. INCOME TAXES

    The Company files a consolidated federal income tax return.

    The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

9. INCOME TAXES (CONTINUED)
for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows (in thousands):

                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
Deferred tax assets:
Tax basis of property and equipment in excess of book basis...................  $   25,000  $      100  $      400
Accrued insurance and litigation..............................................       3,500       3,100       1,700
Accrued vacation..............................................................         700         300         400
Deferred compensation.........................................................       2,600         300         600
Purchase accounting accruals..................................................       1,500       3,300       4,800
Allowance for bad debts.......................................................       3,400       1,300       1,700
Charitable contributions carryforwards........................................         900         600         300
Other differences.............................................................       1,900      --          --
Net operating loss carryforwards..............................................      47,000      40,500      39,700
                                                                                ----------  ----------  ----------
Total deferred tax assets.....................................................      86,500      49,500      49,600
Valuation allowance for deferred tax assets...................................     (79,500)    (47,500)    (49,600)
                                                                                ----------  ----------  ----------
Net deferred tax assets.......................................................  $    7,000  $    2,000  $        0
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

    No federal income taxes have been provided for the years ended December 31, 1995 and 1994, as the Company had a loss for both financial reporting and tax purposes. For financial reporting and tax purposes, the Company has provided for $229,000 of taxes in 1996.

    At December 31, 1996, the Company has net operating loss carryforwards of $80,600,000 that expire in years 2002 through 2005, resulting from the 1992 acquisitions. When realized, the tax benefit of those items will be applied to reduce goodwill related to the acquisitions. The Company also has net operating loss carryforwards of approximately $48,800,000 for income tax purposes, which were generated subsequent to the abovementioned acquisitions and expire in years 2007 through 2010. At December 31, 1996 and 1995, the Company recorded net deferred tax assets of $7,000,000 and $2,000,000, respectively. Management believes that, more likely than not, tax benefits will be realized from these net operating loss carryforwards. The realization of any loss carryforwards is contingent upon the Company's generating income in future years.

    For financial reporting purposes, a valuation allowance of approximately $79,500,000 at December 31, 1996, has been recognized to offset the deferred tax assets related to these carryforwards and other temporary differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    For financial reporting purposes, as of December 31, 1996, the Company has remaining intangible assets of approximately $639,900,000 which are being amortized over the next 16 to 20 years. For tax purposes, the Company has remaining intangible assets of approximately $79,500,000, of which $23,500,000 is expected to be deductible in 1997 and the balance over a 15-year period.

    Concurrent with the Offering and Reorganization, the Company recorded goodwill of approximately $203,000,000 representing the consideration given in excess of the net assets related to the acquisition of the minority interests of PTIH and the Network. The amortization of this goodwill is not deductible for tax

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

9. INCOME TAXES (CONTINUED)
purposes, and in accordance with SFAS No. 109, no deferred tax liability was accrued. Consequently, in future periods, the Company's effective tax rate provided will be greater than the statutory rate.

10. EARLY EXTINGUISHMENT OF DEBT

    During the six months ended June 30, 1996, UTG purchased at a premium $12,650,000 face amount of its Senior Subordinated Notes, resulting in an extraordinary loss of $1,181,000, including the write-off of the related financing costs. During the quarter ended September 30, 1996, UTG purchased at a premium $11,775,000 face amount of its Senior Subordinated Notes, resulting in an extraordinary loss of $931,000, including the write-off of the related financing costs. The remaining face amount on the Senior Subordinated Notes of $67,625,000 was defeased, resulting in an extraordinary loss of $11,601,000, including the write-off of the remaining related financing cost balance of $8,946,000. As a result, for the year ended December 31, 1996, UTG purchased and defeased at a premium $92,050,000 face amount of its Senior Subordinated Notes, resulting in a total extraordinary loss of $13,713,000, including the write-off of the related, previously deferred, financing costs. The related income tax benefits associated with these extraordinary losses were $5,485,000 for the twelve months ended December 31, 1996.

    During the year ended December 31, 1995, UTG purchased at a premium $7,550,000 face amount of its Senior Subordinated Notes, resulting in a total extraordinary loss of $801,000, including the write-off of the related, previously deferred, financing costs. There were no related income tax benefits associated with the extraordinary loss for the twelve months ended December 31, 1995.

    During the year ended December 31, 1994, UTG purchased at a premium $40,400,000 face amount of its Senior Subordinated Notes, resulting in a total extraordinary loss of $4,321,000, including the write-off of the related, previously deferred, financing costs. There were no related income tax benefits associated with the extraordinary loss for the twelve months ended December 31, 1994.

11. PREFERRED STOCK AND RELATED PARTY DEBT

    At December 31, 1995 and 1994, PTIH had 108,000 shares of preferred stock authorized and 90,553 shares issued and outstanding. Of the amount issued and outstanding, 72,553 shares, 9,000 shares and 9,000 shares were designated Class P, T and V Participating Preferred Stock ("Preferred Stock"), respectively. The Class P shares were held by PCI. The Preferred Stock was entitled to a fixed dividend of $1,167.89 per share for the Class P shares and $459.27 per share for both the Class T and V shares ("Fixed Dividends"), in addition to a cumulative annual dividend based upon a variable interest rate ("Variable Dividends") in an amount equal to interest on Class P, T and V "Assumed Principal Amounts" from December 17, 1992, until paid. All Fixed and Variable Dividends were payable prior to the payment of any common stock dividends, in which the Preferred Stock generally participates on a share-for-share basis, including any such dividends resulting from a liquidation or dissolution of PTIH. All shares of Preferred Stock had the same voting rights as common stock, generally on a share-for-share basis.

    At December 31, 1995 and 1994, PCI had 108,000 shares of preferred stock authorized and 90,000 shares issued and outstanding. Of the amount issued and outstanding, 85,500 shares, 2,250 shares and 2,250 shares had been designated Class P, T and V Participating Preferred Stock ("Preferred Stock"), respectively. The Preferred Stock was entitled to a fixed dividend of $362.58 per share for the Class P, T and V shares ("Fixed Dividends"), in addition to a cumulative annual dividend based upon a variable

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

11. PREFERRED STOCK AND RELATED PARTY DEBT (CONTINUED)

interest rate ("Variable Dividends") in an amount equal to interest on Class P, T and V "Assumed Principal Amounts" from December 17, 1992, until paid. All Fixed and Variable Dividends were payable prior to the payment of any common stock dividends, in which the Preferred Stock generally participated on a share-for-share basis, including any such dividends resulting from a liquidation or dissolution of PCI. All shares of Preferred Stock had the same voting rights as common stock, generally on a share-for-share basis.

    Effective December 31, 1995, the Fixed Dividends aggregating $40,899,060 were paid in the form of Senior Subordinated and Subordinated Notes (see Note
5).

    As part of the Reorganization, the Company converted all of the PCI and PTIH Preferred Stock to Common Stock. At December 31, 1996, the Company had 10,000,000 shares of new Preferred Stock authorized and 12,000 outstanding and held in escrow (see Note 14).

12. THE OFFERING AND REORGANIZATION

    On September 26, 1996, UCI's initial public offering (the "Offering") of 9,395,500 shares of its Class A Common Stock was declared effective. In connection with the Offering, on October 2, 1996, the operations of UTG and the Network were combined and the ownership was reorganized under UCI.

    Concurrent with the Offering, the Company exchanged PCI preferred stock and PTIH common and preferred stock outstanding for PCI common stock resulting in 126,666 common shares outstanding prior to the Reorganization.

    The Company consummated the following transactions concurrent with the Offering and Reorganization:

    (a) On September 30, 1996, the Company entered into the New Bank Facility, repaid $164,900,000 owed under the Old Bank Facility and terminated the Old Bank Facility;

    (b) On September 30, 1996, the Company defeased UTG's Senior Subordinated Notes by, among other things, depositing $74,200,000 with the trustee under the indenture governing such notes;

    (c) On September 30, 1996, the Network made a distribution to its partners in the amount of $60,000,000. UCI advanced the Network $60,000,000 to fund this distribution;

    (d) On September 30, 1996, the Program License Agreements were amended, the Program Cost Sharing Agreement (which required Televisa and Venevision to reimburse the Company for one-half of the cost of certain productions produced or acquired by the Company) was terminated and the management fee to the Principal Stockholders of 3% of Combined Net Time Sales was eliminated. Under the amended Program License Agreements, the royalty rate was 11% from October 1, 1996, through December 31, 1996, and will increase to 13.5% for 1997 and to 15% for all years thereafter;

    (e) On October 2, 1996, the Company acquired the Network from its partners in exchange for 19,014.5 shares of Common Stock and $40,000,000 in cash, and UTG became a wholly-owned subsidiary of the Company. The Company effected a dividend of 227.0 shares on each share of Class P Common Stock, Class T Common Stock and Class V Common Stock, and the warrants were adjusted to reflect the new capital structure of the Company;

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

12. THE OFFERING AND REORGANIZATION (CONTINUED)
    (f) On October 2, 1996, the Company paid $88,000,000 to the Principal Stockholders and their affiliates, representing payment of outstanding principal of and accrued interest on certain debentures and accrued dividends on certain preferred stock issued by the Company and its subsidiaries in connection with the Acquisition and approximately $43,000,000 to the Principal Stockholders and their affiliates, representing full payment of outstanding principal of, and interest on, certain notes issued in payment of certain accrued dividends as of December 31, 1995;

    (g) On October 2, 1996, the Company paid $149,000,000 to Televisa and Venevision, representing full payment of outstanding principal of, and accrued interest on, all amounts owed to them by UTG with respect to Sponsor Loans made subsequent to the Acquisition, and the obligations to make the Sponsor Loans terminated;

    (h) On October 2, 1996, the Company paid $15,300,000 to Televisa, representing full payment of outstanding principal of and accrued interest on the note issued by the Company as of July 1, 1996 to Televisa as payment for the acquisition of Galavision. This acquisition was accounted for under the purchase method of accounting and accordingly, Galavision's operating results have been included with the Company's since October 3, 1996.

13. 1996 PERFORMANCE AWARD PLAN

    In 1996, the Company adopted a 1996 Performance Award Plan that reserves shares of Class A Common Stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors or Plan Committee (as appointed by the Board). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                               1996
-----------------------------------------------------------------------------------  ---------
Net income -- as reported..........................................................  $  10,365
Net income -- pro forma............................................................  $   8,892
Earnings per share -- as reported..................................................  $    0.18
Earnings per share -- pro forma....................................................  $    0.15

    Under the 1996 Performance Award plan covering stock options issued in 1996, no options vested in 1996.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%, expected volatility of 31.865%, risk-free interest rate of 6.02%, and expected lives of three years.

    Under the Plan approved by the Board of Directors and stockholders, the maximum number of shares of Class A Common Stock that may be granted is 5,500,000. The maximum number of shares that may be granted to any individual during any calendar year is 500,000. For 1996, the maximum number was 2,000,000 and thereafter, 1,375,000 shares per year, excluding any awards, if any, granted to an eligible employee who is hired in that year to become the chief executive officer of the Company. The Plan

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

13. 1996 PERFORMANCE AWARD PLAN (CONTINUED) provides that shares granted come from the Company's authorized but unissued Class A Common Stock and any shares of its Class A Common Stock held as treasury shares. Grants may be in the form of either nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance share awards, stock bonuses or cash bonus awards.

    The price of the options granted pursuant to the Plan will not be less than 100% of the fair market value of the shares on the date of grant (110% in the case of an incentive stock option). No award will be exercisable after ten years from the date granted. No award may vest more quickly than 25% per year, other than in the case of options issued in connection with the Offering or awards granted in lieu of cash bonuses, which may vest at the rate of 50% per year.

    Information regarding the Plan for 1996 is as follows:

                                                                             WEIGHTED-AVERAGE
                                                                   SHARES     EXERCISE PRICE
                                                                 ----------  ----------------
Options outstanding, beginning of year.........................           0        N/A
Options granted................................................   1,934,000       $23.00
Options exercised..............................................           0        N/A
Options outstanding, end of year...............................   1,934,000       $23.00
Option price range at end of year..............................  $    23.00
Options available for grant at end of year.....................   3,566,000
Weighted-average fair value of options, granted during the
  year.........................................................  $     6.77

14. SACRAMENTO ACQUISITION

    The Company has entered into an acquisition agreement with the owners of its Sacramento Affiliated Station. The purchase price, payable in cash and preferred stock, is approximately $40,000,000. If consummated, the Company would pay a portion of the purchase price in cash and issue 12,000 shares of preferred stock, which were deposited into escrow in October 1996, having one vote per share, a liquidation preference of $1,000 per share (plus accrued and unpaid dividends) and a cumulative annual dividend preference (commencing on the closing of the acquisition) of 6% per share per annum ($15.00 per quarter per share), increasing to 9% per share per annum if accrued and unpaid dividends per share equal or exceed $30.00. The preferred stock would be convertible into Class A Common Stock at the option of the holder until the fourth anniversary of the closing of the acquisition at a conversion price of $32.6875. The preferred stock would be redeemable at the option of the holder at any time, and by the Company after the fourth anniversary of the issuance of the preferred stock, in each case, for an amount equal to the liquidation preference. Consequently, holders of any preferred stock issued in connection with such acquisition would have greater rights than holders of the Class A Common Stock. The Company has sufficient borrowing capacity under the New Bank Facility to consummate such acquisition.

    On March 6, 1997, the FCC granted a waiver of its signal overlap rules. The acquisition is expected to be consummated by the end of March 1997. The acquisition was not considered significant under Rule 3-05 of the Securities and Exchange Commission's Regulation S-X.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (IN THOUSANDS)

                                              1ST        2ND        3RD           4TH
                                            QUARTER    QUARTER    QUARTER       QUARTER      TOTAL YEAR
                                           ---------  ---------  ----------  --------------  ----------
1996
Net revenues.............................  $  39,191  $  52,229  $   48,462  $   104,976(a)  $  244,858
Operating income.........................  $   6,555  $  17,258  $   14,721  $    28,547(a)  $   67,081
Extraordinary (loss) income..............  $    (283) $    (362) $  (10,913) $     3,330(b)  $   (8,228)
Net (loss) income........................  $  (3,956) $   4,205  $   (8,455) $    18,571(a)  $   10,365

1995
Net revenues.............................  $  34,547  $  47,732  $   42,777  $    48,052     $  173,108
Operating income.........................  $   5,532  $  16,286  $   11,715  $    10,322     $   43,855
Extraordinary (loss).....................  $  --      $  --      $     (433) $      (368)    $     (801)
Net (loss) income........................  $  (5,078) $   3,404  $   (1,704) $    (6,811)    $  (10,189)

------------------------

(a) Effective October 2, 1996, UCI acquired and consolidated the results of operations of the Network for the year ended 1996. As a result, significant variances exist when the results for the fourth quarter and year ended 1996 are compared to those for the year ended 1995. For the period of October 3, 1996 to December 31, 1996, the Network generated net revenues of $51,067, operating income of $12,065, and net income of $7,817.

(b) Extraordinary loss reported net of tax and subject to inter period tax allocation (see Notes 9 and 10).