Form 10-K405/A
period 1996-12-31
UNIVISION COMMUNICATIONS INC
filed 1997-04-21
CIK 1017008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE



    This amendment no. 1 to the Company's report on Form 10-K for its fiscal year ended December 31, 1996, is being filed to adjust certain information presented in the table on page 15 of the report and to provide certain information under the "Executive Officers" heading which was inadvertently omitted.



    The information in one of the columns in the table on page 15, as initially presented, was based on the Nielsen NSI Viewers in Profile source book which provides data in whole numbers. This same Nielsen NSI data may be sourced from TV Scan, which presents the data to the tenth of a decimal point. Although the Nielsen NSI Viewers in Profile source book is generally used within the industry by station sales personnel, the Company is electing to amend the aforementioned column in the table on page 15 to conform it with the Nielsen NSI data sourced from TV Scan. Due to the adjustment made to the table on page 15, pages 15, 16 and 17 were accordingly revised.



                                      (i)

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

                                    [GRAPH]

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


    A full-power O&O's ability to compete in terms of NSI ratings with the English-language stations in a particular market is a function of the level of Spanish-language use in the DMA which is affected in part by Hispanic Household density. In DMAs where households that speak Spanish at least 50% of the time exceed 15% of all households in the DMA, the full-power O&Os, in general, have audience delivery comparable with the leading English-language network affiliated stations in that DMA. In a DMA where the households that speak Spanish at least 50% of the time is between 10% and 15% of all households in that DMA, the full-power O&Os, in general, have audience delivery comparable with the leading independent stations in the DMA. In a DMA where households that speak Spanish at least 50% of the time is between 5% and 10% of all households in that DMA, the full-power O&Os, in general, have audience delivery comparable with the lower rated independent stations in the DMA. As shown on the following table, two of the full-power O&Os owned by the Company as of December 31, 1996 rank as the top station in their respective DMAs.


               FULL-POWER O&OS' COVERAGE AND RANK AMONG HISPANICS


                                                                                                        UNIVISION
                                                             1996 HISPANIC                                SHARE
                          DMA RANK         1996 HISPANIC       HOUSEHOLDS     HISPANIC     SPANISH-    OF SPANISH-   ADULTS 18 TO 49
                       (BY NUMBER OF        POPULATION            (IN         HOUSEHOLD    LANGUAGE     LANGUAGE     TOTAL AUDIENCE
        DMA           HISPANICS)(A)(B)   (IN THOUSANDS)(B)   THOUSANDS)(B)    DENSITY(C)    USE(D)     VIEWING(E)    MARKET RANK(F)
--------------------  ----------------   -----------------   --------------   ---------   ----------   -----------   ---------------
Los Angeles.........          1                5,520             1,362          27.6%       19.5%         67%(g)           4
New York............          2                2,961               936          13.9        10.5          81               7
Miami...............          3                1,303               454          33.3        28.8          88               1
Chicago.............          4                1,040               282           9.0         7.0          79               7
Houston.............          5                1,030               292          18.3        12.3          85               6
San Francisco.......          6                1,021               283          12.4         7.2          78               6
San Antonio.........          7                  924               281          43.7        23.3          83               6
Dallas/Ft. Worth....          9                  714               199          10.8         6.9          82               7
Fresno..............         12                  596               155          31.6        21.1          83               1
Albuquerque.........         13                  559               187          33.7        15.4         100               5
Phoenix.............         14                  555               159          13.1         7.6          97               6


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


    The Los Angeles DMA has three Spanish-language, full-power UHF television stations. In November 1996, the Company's Los Angeles O&O, Univision-KMEX, posted a 67% share of the viewers tuned to Spanish-language television from 9 a.m. to midnight Sunday through Saturday, while Telemundo-KVEA posted a 19% share and KWHY (which only broadcasts in Spanish from 3 p.m. to 11 p.m. and is provided certain programming from Televisa) posted a 14% share. Compared to all general market television stations in the November 1996 NSI Report, KMEX was second in adults aged 18 to 34 ratings, ranked fourth in adults aged 18 to 49 ratings and was eighth in households in the Los Angeles DMA Sunday through Saturday 9 a.m. to midnight.


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


    In November 1996, the Company's Miami O&O, Univision-WLTV, had an 88% share of the audience watching Spanish-language television from 9 a.m. to midnight, Sunday through Saturday. Compared to all general market television stations in the November 1996 NSI Report, WLTV was in first place in adults aged 18 to 49 and adults aged 18 to 34 ratings, while placing second in household share in the Miami market Sunday through Saturday, 9 a.m. to midnight. WLTV is fully competitive with all English-language stations in the Miami DMA in all major dayparts.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS


    The executive officers of the Company serve at the discretion of its Board of Directors subject to certain employment agreements. Messrs. Cisneros, Blank and Rodriguez have employment agreements with the Company.

    The executive officers of the Company as of December 31, 1996 are as follows:


NAME                                   AGE                                 POSITION
---------------------------------      ---      --------------------------------------------------------------
A. Jerrold Perenchio.............          66   Chairman of the Board and Chief Executive Officer
Henry Cisneros(1)................          49   President and Chief Operating Officer
George W. Blank..................          45   Executive Vice President and Chief Financial Officer
Robert V. Cahill.................          65   Vice President and Secretary
Ray Rodriguez....................          46   President and Chief Operating Officer of the Network


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


    Mr. Rodriguez has been President and Chief Operating Officer of the Network since December 1992. In August 1990 Mr. Rodriguez joined the Network's predecessor as Vice President and Director of Talent Relations. In September 1991, he became Senior Vice President and Operating Manager of the Network. In May 1992, Mr. Rodriguez became President and Chief Executive Officer of UHI. Prior to joining UHI, he owned and operated a management consulting and production company that produced Spanish language television programs. From 1983 to 1989, he was Julio Iglesias' manager and Chief Executive Officer of that performer's organization.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                UNIVISION COMMUNICATIONS INC.

                                By:             /s/ GEORGE W. BLANK
                                     -----------------------------------------
                                                  George W. Blank
                                              EXECUTIVE VICE PRESIDENT
                                            AND CHIEF FINANCIAL OFFICER


    Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment no. 1 to registrant's report on Form 10-K has been signed by the following persons in the capacities and on the dates so indicated.



    /s/ GEORGE W. BLANK, as
       attorney-in-fact         Chairman of the Board and
------------------------------    Chief Executive Officer     April 17, 1997
     A. Jerrold Perenchio

                                Executive Vice President
                                  and Chief Financial
     /s/ GEORGE W. BLANK          Officer, in his
------------------------------    capacities, as chief        April 17, 1997
       George W. Blank            financial officer and
                                  principal accounting
                                  officer

    /s/ GEORGE W. BLANK, as
       attorney-in-fact
------------------------------  Director                      April 17, 1997
        Henry Cisneros

------------------------------  Director                      April 17, 1997
       Gustavo Cisneros

    /s/ GEORGE W. BLANK, as
       attorney-in-fact
------------------------------  Director                      April 17, 1997
       Lawrence W. Dam

    /s/ GEORGE W. BLANK, as
       attorney-in-fact
------------------------------  Director                      April 17, 1997
         Harold Gaba

    /s/ GEORGE W. BLANK, as
       attorney-in-fact
------------------------------  Director                      April 17, 1997
          Alan Horn

    /s/ GEORGE W. BLANK, as
       attorney-in-fact
------------------------------  Director                      April 17, 1997
      John G. Perenchio

    /s/ GEORGE W. BLANK, as
       attorney-in-fact
------------------------------  Director                      April 17, 1997
        Ray Rodriguez