Form 10-Q
period 1997-03-31
UNIVISION COMMUNICATIONS INC
filed 1997-05-15
CIK 1017008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1997           COMMISSION FILE NUMBER: 001-12223

                            ------------------------

                         UNIVISION COMMUNICATIONS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                NO. 95-4398884
      (STATE OF               (I.R.S. EMPLOYER
    INCORPORATION)            IDENTIFICATION)

                         UNIVISION COMMUNICATIONS INC.
                      1999 AVENUE OF THE STARS, SUITE 3050
                         LOS ANGELES, CALIFORNIA 90067
                              TEL: (310) 556-7676
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _.

    There were 11,771,861 shares of Class A Common Stock, 21,921,737 shares of Class P Common Stock, 4,459,291 shares of Class T Common Stock and 4,459,291 of Class V Common Stock outstanding as of April 15, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                                 PAGE
                                                                                                                 -----
PART I--FINANCIAL INFORMATION:

Glossary....................................................................................................           2
Introduction................................................................................................           4

           Item 1.    Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets at March 31, 1997 and December
                        31, 1996...........................................................           5

                      Condensed Consolidated Statements of Operations for the three months
                        ended March 31, 1997 and 1996......................................           6

                      Condensed Consolidated Statements of Cash Flows for the three months
                        ended March 31, 1997 and 1996......................................           7

                      Notes to the Condensed Consolidated Financial Statements.............           8

           Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..............................................          12

PART II--OTHER INFORMATION:

Item 1.    Legal Proceedings............................................................          18
Item 2.    Changes in Securities........................................................          18
Item 3.    Defaults Upon Senior Securities..............................................          18
Item 4.    Submission of Matters to a Vote of Security Holders..........................          18
Item 5.    Other Information............................................................          18
Item 6.    Exhibits and Reports on form 8-K.............................................          18

PART I

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                    GLOSSARY

    The following terms are used in this Form 10-Q to refer to the companies and operations indicated:

    "Acquisition" means the December 1992 acquisition of the Network and UTG (excluding the Chicago, Houston and Sacramento O&Os) by Perenchio, Televisa and Venevision.

    "Affiliated Stations" means the eight full-power and 14 low-power television stations with which the Company has Affiliation Agreements. The Sacramento full-power Affiliated Station was acquired by the Company on March 20, 1997.

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

    "Network" or "UNLP" means the Univision Spanish-language television network owned by the Company and one of the Company's subsidiaries; the Network is a partnership that prior to the Reorganization was owned and controlled by the Principal Stockholders.

    "New Bank Facility" means the Company's new credit agreement dated September 26, 1996, as amended, which provides for aggregate commitments of up to $600 million and imposes financial and other restrictions on the Company.

    "Old Bank Facility" means UTG's old bank credit agreement that was terminated as part of the Reorganization.

    "O&Os" means the 12 full-power and seven low-power television stations owned and operated by the Company. On March 20, 1997, the Company acquired its Sacramento full-power Affiliated Station.

    "Offering" means the sale of 9,395,500 shares of Class A Common Stock by the Company in its initial public offering that closed on October 2, 1996.

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

PART I

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                  INTRODUCTION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for December 31, 1996, as amended.

PART I, ITEM 1

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                    ASSETS            MARCH 31,    DECEMBER 31,
                                                        1997           1996
                                                     -----------   ------------
                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents........................   $ 17,611       $ 11,588
  Short-term investment............................         92             90
  Accounts receivable, less allowance for doubtful
    accounts of $9,092 in 1997 and $8,738 in 1996..     72,993         87,954
  Program rights...................................      5,493          4,673
  Prepaid expenses and other.......................      6,126          7,485
                                                     -----------   ------------
    Total current assets...........................    102,315        111,790

  Property and equipment, less accumulated
    depreciation of $25,901 in 1997 and $22,183 in
    1996...........................................    105,143        103,373
  Intangible assets, less accumulated amortization
    of $143,957 in 1997 and $133,988 in 1996.......    670,242        639,934
  Deferred financing costs, less accumulated
    amortization of $717 in 1997 and $343 in
    1996...........................................      8,598          8,958
  Deferred income taxes............................      7,000          7,000
  Note Receivable-Entravision......................     10,000         10,000
  Other assets.....................................      3,370          3,312
                                                     -----------   ------------
    Total assets...................................   $906,668       $884,367
                                                     -----------   ------------
                                                     -----------   ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.........   $ 58,863       $ 70,522
  Accrued interest.................................      3,476          2,367
  Accrued license fee..............................      4,948          4,322
  Obligation for program rights....................        757            482
  Dividend Payable.................................         22         --
  Current portion of long-term debt................     45,164         42,657
                                                     -----------   ------------
    Total current liabilities......................    113,230        120,350

  Long-term debt including accrued interest, net of
    current portion................................    479,125        458,808
  Capital lease obligations, net of current
    portion........................................     38,771         39,329
  Obligation for program rights, net of current
    portion........................................        240            331
  Other long-term liabilities......................      3,387          3,342
                                                     -----------   ------------
    Total liabilities..............................    634,753        622,160
                                                     -----------   ------------
  Stockholders equity:
    Preferred stock, $.01 par value (10,000,000
     shares authorized, 12,000 shares issued and
     outstanding at March 31, 1997; 10,000,000
     shares authorized, 12,000 issued and
     outstanding and held in escrow at December 31,
     1996).........................................     --             --
    Common stock, $.01 par value (197,660,000
     shares authorized, 42,612,180 shares issued
     and outstanding)..............................        426            426
    Paid-in-capital................................    343,331        331,331
    Accumulated deficit............................    (71,842)       (69,550)
                                                     -----------   ------------
    Total stockholders equity......................    271,915        262,207
                                                     -----------   ------------
  Total liabilities and stockholders equity........   $906,668       $884,367
                                                     -----------   ------------
                                                     -----------   ------------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                           1997           1996
                                                                                       -------------  ------------
Net revenues.........................................................................  $      85,601  $     39,191
Direct operating expenses............................................................         33,542         8,115
Selling, general and administrative expenses.........................................         29,923        16,012
Depreciation and amortization........................................................         13,748         8,509
                                                                                       -------------  ------------
Operating income.....................................................................          8,388         6,555
Interest expense.....................................................................         10,261        10,136
Amortization of deferred financing costs.............................................            374           973
Minority interest in net income of consolidated subsidiary...........................       --                (881)
                                                                                       -------------  ------------
Loss before taxes and extraordinary loss on extinguishment of debt...................         (2,247)       (3,673)
Provision for income taxes...........................................................             23       --
                                                                                       -------------  ------------
Loss before extraordinary loss on extinguishment of debt.............................         (2,270)       (3,673)
Extraordinary loss on extinguishment of debt.........................................       --                (283)
                                                                                       -------------  ------------
Net loss.............................................................................  $      (2,270) $     (3,956)
                                                                                       -------------  ------------
                                                                                       -------------  ------------

Loss per share before extraordinary loss.............................................  $       (0.05) $      (1.61)
Extraordinary loss...................................................................       --               (0.12)
                                                                                       -------------  ------------
Net loss per share...................................................................          (0.05)        (1.73)
Less preferred stock dividends.......................................................       --             --
                                                                                       -------------  ------------
Net loss per share applicable to common stock........................................  $       (0.05) $      (1.73)
                                                                                       -------------  ------------
                                                                                       -------------  ------------
Weighted average common shares outstanding...........................................     42,612,180     2,280,105
                                                                                       -------------  ------------
                                                                                       -------------  ------------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                1997       1996
                                                                                              ---------  ---------
Net loss....................................................................................  $  (2,270) $  (3,956)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation................................................................................      3,779      1,455
Amortization of intangible assets and deferred financing costs..............................     10,343      8,027
Accretion of interest on Sponsor Loans......................................................     --          2,244
Minority interest...........................................................................     --           (882)
Extraordinary loss on extinguishment of debt................................................     --            283
Changes in assets and liabilities:
  Accounts receivable.......................................................................     15,711      7,013
  License fees payable......................................................................     11,229     --
  Payment of license fees...................................................................    (10,603)    --
  Due to the Network........................................................................     --         (5,393)
  Program rights............................................................................       (820)    --
  Prepaid expenses and other assets.........................................................      1,299        305
  Accounts payable and accrued liabilities..................................................    (11,126)    (7,169)
  Accrued interest..........................................................................      2,980     (1,579)
  Obligations for program rights............................................................        184       (780)
  Other, net................................................................................        114         49
                                                                                              ---------  ---------
Net cash provided by (used in) operating activities.........................................     20,820       (383)
                                                                                              ---------  ---------
Cash flow from investing activities:
  Acquisition of Sacramento.................................................................    (28,761)    --
  Capital expenditures......................................................................     (4,906)    (3,564)
  Organization costs........................................................................        (13)    --
                                                                                              ---------  ---------
Net cash used in investing activities.......................................................    (33,680)    (3,564)
                                                                                              ---------  ---------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt..................................................     44,000     17,000
  Proceeds from Sponsor Loans...............................................................     --         12,986
  Payments of long-term debt................................................................    (23,604)    (7,000)
  Advances to the Network...................................................................     --        (15,070)
  Reduction of Sponsor Loans-Program Cost Sharing Agreement.................................     --         (5,074)
  Repurchase of Senior Subordinated Notes...................................................     --         (3,199)
  Tax payments to Partners..................................................................     (1,500)    --
  Deferred financing costs..................................................................        (13)    --
                                                                                              ---------  ---------
Net cash provided by (used in) financing activities.........................................     18,883       (357)
                                                                                              ---------  ---------
Net increase (decrease) in cash.............................................................      6,023     (4,304)
Cash and cash equivalents, beginning of year................................................     11,588     14,029
                                                                                              ---------  ---------
Cash and cash equivalents, end of period....................................................  $  17,611  $   9,725
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Supplemental disclosure of cash flow information:
  Interest paid during the period...........................................................  $   7,329  $   9,366
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                                  (UNAUDITED)

1. ORGANIZATION AND ACQUISITION

    Through October 2, 1996, Univision Communications Inc. ("UCI"), formerly Perenchio Communications, Inc. ("PCI"), and its 80% owned subsidiary, PTI Holdings, Inc. ("PTIH") were beneficially owned by affiliates of A. Jerrold Perenchio (together with his affiliates, "Perenchio"), affiliates of Grupo Televisa, S.A. (together with its affiliates, "Televisa") and Dennevar, B.V., an affiliate of Venevision International Limited (together with its affiliates, "Venevision") (collectively, the "Principal Stockholders"). Perenchio Television, Inc. ("PTI") was a wholly-owned subsidiary of PTIH, and Univision Television Group, Inc. ("UTG") was a wholly-owned subsidiary of PTI.

    PCI and its subsidiaries had no operations prior to the 1992 acquisition of the station group by the Principal Stockholders totalling approximately $489,000,000, including approximately $11,000,000 of acquisition costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at the fair values at the date of the acquisition. In addition to current assets and liabilities, the purchase price was allocated principally to property and equipment of approximately $22,000,000 and intangible assets of approximately $473,000,000 comprised of approximately $270,000,000 attributable to affiliation agreements, approximately $156,500,000 attributable to FCC television broadcast licenses and approximately $46,500,000 attributable to all other intangible assets including goodwill. Two additional stations, Chicago and Houston, were acquired during 1994 for an aggregate purchase price of $67,000,000 resulting in additional intangible assets of approximately $64,000,000.

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

    Effective close of business October 2, 1996, as part of the Offering and Reorganization, PTIH became a wholly-owned subsidiary of the Company. PTI was merged with and into PTIH. The Company and one of the Company's subsidiaries acquired The Univision Network Holding Limited Partnership (" UNHP") and The Univision Network Limited Partnership ("the Network") which had existing intangible assets of approximately $23,000,000. The Network had acquired the Galavision cable network on June 30, 1996 for $15,000,000 and substantially all of the purchase price was allocated to goodwill. On October 2, 1996, UNHP was liquidated. UCI and PTIH are holding companies and otherwise inactive. UCI and its subsidiaries are referred to as "the Company" for all periods discussed subsequent to October 2, 1996. PCI and its subsidiaries are referred to as "the Company" for all periods discussed prior to October 2, 1996.

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

                                  (UNAUDITED)

1. ORGANIZATION AND ACQUISITION (CONTINUED)
    Televisa and Venevision also own warrants to acquire additional shares of UCI. These warrants cannot be exercised by either Televisa or Venevision (or by any other non-U.S. citizen) unless the foreign ownership restrictions of the Communications Act of 1934 are amended to permit increased alien ownership. Subject to certain restrictions, Televisa and Venevision may transfer such warrants. If Televisa and Venevision were to exercise these warrants, their ownership of UCI would be approximately 20% each.

    As of March 31, 1997, the Company owns and operates twelve Spanish-language full-power television stations serving New York, Los Angeles, Miami, San Antonio, San Francisco, Fresno, Dallas, Phoenix, Albuquerque, Houston, Sacramento and Chicago and seven Spanish-language low-power television stations serving Hartford, Fort Worth, Philadelphia, Tucson, Austin, Albuquerque and Bakersfield. The Company's television stations are affiliated with the Spanish-language television network owned and operated by the Network.

    The Company has made a $10,000,000 investment in Entravision Communications Company, LLC ("Entravision") in the form of a note which matures on December 30, 2021, and has an annual interest rate of 7.01%. The Company has an option to acquire a 25.55% equity interest in Entravision. Entravision owns eight Affiliated Stations (stations that have Affiliation Agreements with the Network) and has an agreement to acquire a ninth. This group of nine stations represents approximately 13% of the Network's distribution. Exercising the Company's option to acquire the equity interest in Entravision would not require additional investment. The Company intends to exercise its option sometime during 1997.

    On March 20, 1997, the Company completed its acquisition of its affiliated station in Sacramento, California (KCSO). The purchase price was approximately $40,200,000 and included $12,000,000 of the Company's preferred stock and $28,200,000 in cash, $24,000,000 of which was financed with borrowings from the New Bank Facility. The acquisition included fixed assets, a guaranteed minimum accounts receivable balance and the FCC license. Subject to completion of an appraisal, substantially all of the purchase price has been allocated to intangible assets. Subsequent to the acquisition, the FCC approved a change in the call letters of the station to KUVS.

    The pro forma March 31, 1996 unaudited consolidated statement of operations gives effect to the Reorganization, the sale of the 9,395,500 shares of Class A Common Stock and the application of the net proceeds therefrom as if such transactions had occurred as of January 1, 1996.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

                                  (UNAUDITED)

1. ORGANIZATION AND ACQUISITION (CONTINUED)

    The pro forma statement does not purport to represent what the Company s consolidated financial position or results of operations would actually have been if the transactions described above in fact had occurred on the dates assumed or to project consolidated financial position or results of operations for any future date or period.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                       1997           1996
                                                                                      ACTUAL        PRO FORMA
                                                                                   -------------  -------------
Net revenues.....................................................................  $      85,601  $      72,674
                                                                                   -------------  -------------
Direct operating expenses........................................................         33,472         26,307
Selling, general and administrative expenses.....................................         27,732         22,589
Corporate charges................................................................          2,261          2,014
Depreciation and amortization....................................................         13,748         13,816
                                                                                   -------------  -------------
Operating income.................................................................          8,388          7,948
Interest expense.................................................................         10,261          9,805
Amortization of deferred financing costs.........................................            374            372
                                                                                   -------------  -------------
Loss before taxes and extraordinary loss on extinguishment of debt...............         (2,247)        (2,229)
Provision for income taxes.......................................................             23       --
                                                                                   -------------  -------------
Loss before extraordinary loss on extinguishment of debt.........................         (2,270)        (2,229)
Extraordinary loss on extinguishment of debt.....................................       --              (18,637)
                                                                                   -------------  -------------
Net loss.........................................................................  $      (2,270) $     (20,866)
                                                                                   -------------  -------------
                                                                                   -------------  -------------
Loss per share before extraordinary loss.........................................  $       (0.05) $       (0.05)
Extraordinary loss per share.....................................................       --                (0.44)
                                                                                   -------------  -------------
Net loss per share...............................................................          (0.05)         (0.49)
Less preferred stock dividends...................................................       --             --
                                                                                   -------------  -------------
Net loss per share...............................................................  $       (0.05) $       (0.49)
                                                                                   -------------  -------------
                                                                                   -------------  -------------
Weighted average common shares outstanding.......................................     42,612,180     42,612,180
                                                                                   -------------  -------------
                                                                                   -------------  -------------

2. UNAUDITED FINANCIAL STATEMENTS

    Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued a new standard, "Earnings per Share" ("SFAS 128"). SFAS 128 provides for revisions to the current method of calculating earnings per share and

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

                                  (UNAUDITED)

3. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) for the disclosure of certain information about the capital structure of the reporting entity. SFAS 128 will become effective for financial statements issued for both interim and annual periods ending after December 15, 1997; early adoption is not permitted. The Company believes the new pronouncement will have a favorable impact on earnings per share.

    The Financial Accounting Standards Board has issued a new standard, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires all entities, including those who were previously exempt, to provide the capital structure disclosures previously required by the Accounting Principal Board--Opinion 15. SFAS 129 will become effective for financial statements issued for periods ending after December 15, 1997.

PART I, ITEM 2

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    The following management's discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements. In particular, Note 1 (ORGANIZATION AND ACQUISITION) to the Condensed Consolidated Financial Statements explains the acquisition of the Network on October 2, 1996, and presents the results of operations of the Company on a pro forma basis for the three months ended March 31, 1996, as if the 1996 acquisition of the Network, and related Reorganization had occurred as of January 1, 1996.

RESULTS OF OPERATIONS

    For the three months ended March 31, 1997, the Company's results included the operations of the Network, and as a result, revenues, expenses and other items include the Network for this period. Consequently, significant variances exist when the results for the three months ended March 31, 1997 are compared to those for the three months ended March 31, 1996. Accordingly, management's discussion and analysis of results of operations for the three months ended March 31, 1997, as compared to March 31, 1996, has been presented on an historical basis and, in addition, on a basis that includes the results of operations of the Network for the three months ended March 31, 1996. Furthermore, the three months ended March 31, 1996 results of operations include the pro forma impact of adjustments for interest expense on the Company's New Bank Facility, amortization of Network goodwill and acquisition-related financing costs and related income tax benefits. The three months ended March 31, 1996 pro forma results of operations are not necessarily indicative of what would have occurred if the Network acquisition had taken place on January 1, 1996.

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

    The following table sets forth selected data from the operating results of the Company for the three months ended March 31, 1997 and 1996 on a historical and pro forma basis (in thousands):

                                                      HISTORICAL                       ACTUAL/PRO FORMA           %
                                                 --------------------       %       ----------------------    INCREASE
                                                   1997       1996      INCREASE      1997        1996       (DECREASE)
                                                 ---------  ---------  -----------  ---------  -----------  -------------
                                                  Actual     Actual                  Actual     Pro forma

Net revenues...................................  $  85,601  $  39,191       118.4 % $  85,601  $   72,674           17.8 %
Direct operating expenses......................     33,542      8,115       313.3 %    33,542      26,356           27.3 %
Selling, general and administrative expenses...     29,923     16,012        86.9 %    29,923      24,554           21.9 %
Depreciation and amortization..................     13,748      8,509        61.6 %    13,748      13,816            (.5 )%
                                                 ---------  ---------       -----   ---------  -----------           ---
                                                                                                                     ---
Operating income...............................  $   8,388  $   6,555        28.0 % $   8,388  $    7,948            5.5 %
                                                 ---------  ---------       -----   ---------  -----------           ---
                                                 ---------  ---------       -----   ---------  -----------           ---
Other Data:
  Broadcast cash flow..........................  $  24,397  $  16,516        47.7 % $  24,397  $   23,778            2.6 %
  Corporate charges............................      2,261      1,452        55.7 %     2,261       2,014           12.3 %
                                                 ---------  ---------       -----   ---------  -----------           ---
  EBITDA.......................................  $  22,136  $  15,064        46.9 % $  22,136  $   21,764            1.7 %
                                                 ---------  ---------       -----   ---------  -----------           ---
                                                 ---------  ---------       -----   ---------  -----------           ---

THREE MONTHS ENDED MARCH 31, 1997 ("1997") COMPARED TO THE THREE MONTHS ENDED
  MARCH 31, 1996 ("1996")

    REVENUES. Net revenues increased to $85,601,000 for the three months ended March 31, 1997 from $39,191,000 for the same period in 1996, an increase of $46,410,000 or 118.4%. The acquisition of the Network accounted for $39,267,000 or 84.6% of the increase, and the O&Os and Galavision, which was acquired June 30, 1996, accounted for $5,435,000 or 11.7% and $1,708,000 or 3.7%, respectively. Had the Network been owned since January 1, 1996, net revenues would have been $72,674,000 in 1996 compared to $85,601,000 in 1997, an increase of $12,927,000 or 17.8%. The increase is due to higher net revenues of $5,435,000 at the O&Os, $5,784,000 at the Network and $1,708,000 related to Galavision. The O&Os' increase, which was due to approximately 10% increase in spots sold and a 10% increase in the price for advertising spots, was primarily derived from Los Angeles, Miami, Chicago, Houston and New York, with increases at all other O&Os. The Network s increase is due primarily to price increases, offset in part by a decrease in volume of approximately 12%.

    EXPENSES. Direct operating expenses, before the reduction of corporate charges of $70,000 and $49,000 for the three months ended March 31, 1997 and 1996, respectively, increased to $33,542,000 in 1997 from $8,115,000 in 1996, an increase of $25,427,000 or 313.3%. The acquisition of the Network accounted for $24,270,000 or 95.4% of the increase, and the O&Os and Galavision accounted for $538,000 or 2.1% and $619,000 or 2.5% respectively. Had the Network been owned since January 1, 1996, direct operating expenses, before the reduction of corporate charges, would have been $26,356,000 in 1996 compared to $33,542,000 in 1997, an increase of $7,186,000 or 27.3%. The increase is primarily due to higher license fees of $4,483,000. As a result of the Company's Offering in September 1996 and its subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's programming partners, Televisa and Venevision, increased from 9.1% to 13.0% of net revenues in the first quarter. The remainder of the increase is due primarily to higher technical, programming and news costs and $619,000 of costs related to Galavision. As a percentage of net revenues, direct operating expenses increased to 39.2% in 1997 from 36.3% in 1996 assuming the Network had been owned since January 1, 1996.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

    Selling, general and administrative expenses, before the reduction of corporate charges of $2,191,000 and $1,403,000 for the three months ended March 31, 1997 and 1996, respectively, increased to $29,923,000 in 1997 from $16,012,000 in 1996, an increase of $13,911,000 or 86.9%. The acquisition of the Network accounted for $9,409,000 or 67.6% of the increase, and the O&Os and Galavision accounted for $3,142,000 or 22.6% and $1,360,000 or 9.8%, respectively. Had the Network been owned since January 1, 1996, selling, general and administrative expenses, before the reduction of corporate charges, would have been $24,554,000 in 1996 compared to $29,923,000 in 1997, an increase of $5,369,000 or 21.9%. The increase is primarily a result of increased selling costs at the O&Os and the Network of $1,827,000 associated with increased sales and staff levels and increased research costs of $489,000, both of which are consistent with the Company's strategy of investing in sales management and research. The acquisition of Galavision accounted for $1,360,000, which was predominantly sales related. As a percentage of net revenues, selling, general and administrative expenses increased to 35.0% in 1997 from 33.8% in 1996 assuming the Network had been owned since January 1, 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $13,748,000 in 1997 from $8,509,000 in 1996, an increase of $5,239,000 or 61.6%.
The acquisition of the Network accounted for $2,055,000 or 39.2% of the increase, and the O&Os and Galavision accounted for $2,831,000 or 54.0% and $353,000 or 6.8%, respectively. Had the Network been owned since January 1, 1996, depreciation and amortization would have been $13,816,000 in 1996 compared to $13,748,000 in 1997, a decrease of $68,000 or 0.5%. The decrease is due primarily to a decrease in goodwill amortization, offset by an increase in depreciation related to increased capital expenditures.

    OPERATING INCOME. As a result of the above factors, operating income increased to $8,388,000 in 1997 from $6,555,000 in 1996, an increase of $1,833,000 or 28.0%. The acquisition of the Network accounted for $3,533,000 of the increase, and the O&Os and Galavision accounted for a decrease in operating income of $1,076,000 and $624,000, respectively. Had the Network been owned since January 1, 1996, operating income would have been $7,948,000 in 1996 compared to $8,388,000 in 1997, an increase of $440,000 or 5.5%. As a percentage of net revenues, operating income decreased to 9.8% in 1997 from 10.9% in 1996 assuming the Network had been owned since January 1, 1996.

    INTEREST EXPENSE. Interest expense increased to $10,261,000 in 1997 from $10,136,000 in 1996, an increase of $125,000 or 1.2%. On a pro forma basis, interest expense was $9,805,000 in 1996 compared to $10,261,000 in 1997, an increase of $456,000 or 4.7%. The increase is due primarily to higher borrowings during 1997 as compared to 1996.

    MINORITY INTEREST. For the three months ended March 31, 1996, the Company reported minority interest income of $881,000, associated with the net income of a consolidated subsidiary. The minority interest of $881,000 in 1996 consisted of the minority interest in the net income of subsidiary of $927,000 less preferred stock dividends attributable to minority stockholders of $46,000. The minority interest was acquired as part of the Reorganization during 1996 (see
Note 1). On a pro forma basis, minority interest is eliminated from the 1996 operating results of the Company.

    LOSS BEFORE EXTRAORDINARY ITEMS. As a result of the above factors, loss before extraordinary items decreased to $2,270,000 in 1997 from $3,673,000 in 1996, an improvement of $1,403,000. On a pro forma basis, loss before extraordinary items increased to $2,270,000 in 1997 from $2,229,000 in 1996, an increase of $41,000 or 1.8%.

    EXTRAORDINARY LOSS. During the three months ended March 31, 1996, UTG purchased at a premium $3,000,000 face amount of its 11 3/4% Senior Subordinated Notes due 2001. The purchase resulted in an

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

extraordinary loss of $283,000, including the write-off of the related deferred financing costs. On a pro forma basis, the Senior Subordinated Notes with a total face amount of $92,050,000 are assumed to be defeased at January 1, 1996, generating an extraordinary loss of $18,637,000 for the three months ended March 31, 1996.

    NET LOSS. As a result of the above factors, net loss decreased to $2,270,000 in 1997 from $3,956,000 in 1996, an improvement of $1,686,000. On a pro forma basis, net loss decreased to $2,270,000 in 1997 from $20,866,000 in 1996, an improvement of $18,596,000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $24,397,000 in 1997 from $16,516,000 in 1996, an increase of $7,881,000 or 47.7%. The acquisition of the Network accounted for $6,205,000 of the increase, the O&Os accounted for $1,947,000 of the increase and Galavision had a decrease in broadcast cash flow of $271,000. Had the Network been owned since January 1, 1996, broadcast cash flow would have been $23,778,000 in 1996 compared to $24,397,000 in 1997, an increase of $619,000 or 2.6%. As a percentage of net revenues, broadcast cash flow decreased to 28.5% in 1997 from 32.7% in 1996 assuming the Network had been owned since January 1, 1996.

    As a result of the Company's Offering in September 1996 and its subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's programming partners, Televisa and Venevision, increased from 9.1% to 13.0% of net revenues in the first quarter. Had the revised license fee been in effect in 1996, the license fee would have increased by $2,986,000 and broadcast cash flow would have increased by $3,605,000 or 17.3%, from $20,792,000 in the first quarter 1996 to $24,397,000 in the first quarter 1997.

    CORPORATE CHARGES. Corporate charges increased to $2,261,000 in 1997 from $1,452,000 in 1996, an increase of $809,000 or 55.7%. The acquisition of the Network accounted for $617,000 or 76.3% of the increase, and the O&Os accounted for $192,000 or 23.7%. Had the Network been owned since January 1, 1996, corporate charges would have been $2,014,000 in 1996 compared to $2,261,000 in 1997, an increase of $247,000 or 12.3%. As a percentage of net revenues, corporate charges decreased to 2.6% in 1997 from 2.8% in 1996 assuming the Network had been owned since January 1, 1996.

    EBITDA.  EBITDA increased to $22,136,000 in 1997 from $15,064,000 in 1996, an increase of $7,072,000 or 46.9%. The acquisition of the Network accounted for $5,588,000 of the increase, the O&Os accounted for $1,755,000 of the increase and Galavision had a decrease in EBITDA of $271,000. Had the Network been owned since January 1, 1996, EBITDA would have been $21,764,000 in 1996 compared to $22,136,000 in 1997, an increase of $372,000 or 1.7%. As a percentage of net revenues, EBITDA decreased to 25.9% in 1997 from 29.9% in 1996 assuming the Network had been owned since January 1, 1996.

    As explained in the broadcast cash flow commentary, had the revised license fee been in effect in 1996, the license fee would have increased by $2,986,000 and EBITDA would have increased by $3,358,000 or 17.9%, from $18,778,000 in the first quarter 1996 to $22,136,000 in the first quarter 1997.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings. Capital expenditures include UTG and the Network for the three months ended March 31, 1997 and 1996.

    Capital expenditures totaled $4,906,000 and $3,564,000 for the three months ended March 31, 1997 and 1996, respectively. These amounts exclude the capitalized transponder lease obligations of the Network. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of upgrading and relocating several of its television station facilities. Furthermore, during the next few years, the Company will also make an investment in digital technology. The amount of this investment has not been quantified as the Company is in the process of determining the options available to it. Capital spending in 1997, including a carryover from 1996 of approximately $10,000,000 due to timing of certain projects, will approximate $35,000,000. Capital spending in 1998 will approximate $25,000,000, of which approximately $10,000,000 relates to the relocation and upgrading of the Sacramento O&O. Capital spending in 1999 will approximate $15,000,000.

    In connection with the Reorganization, the Company entered into the New Bank Facility with a syndicate of commercial banks and other lenders. The New Bank Facility consisted of a $400 million amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003 and a $200 million reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date.

    The New Bank Facility will also permit the lenders thereunder to advance up to an additional $250 million of term loans (the "Incremental Facility"), although the Company has not requested and there are no commitments at this time to lend any such additional amounts.

    The Term Facility amortizes quarterly with $40 million required to be repaid during 1997. The Revolving Credit Facility will have quarterly scheduled reductions in availability beginning in 1999. If any loans are made available under the Incremental Facility, such loans will be amortized beginning on March 31, 1999 and are required to be repaid in full on or before August 31, 2004.

    Loans made under the New Bank Facility bear interest rates, which include interest rate margin costs, determined by reference to the ratio of the Company s total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). During the three months ended March 31, 1997, the Company negotiated the first amendment to the New Bank Facility credit agreement. The amendment reduced the interest rate margins applicable to the Eurodollar (Libor) loans which had ranged from 0.75% to 1.50% per annum down to 0.35% to 1.00% per annum. Furthermore, the interest rate margins applicable to the prime rate loans which were either 0% or 0.25% per annum were reduced to 0%. The cost associated with the first amendment amounted to approximately $1,000,000, which has been capitalized and will be amortized over the term of the related debt instruments. The interest rate margin changes became effective on April 10, 1997, at which time the Company entered into various Eurodollar loans at a weighted average interest rate of 6.33%, which includes an interest rate margin cost of 0.60%. On March 31, 1997 and April 10, 1997 the interest rate applicable to all prime rate loans was 8.50%.

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

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

    As a result of net operating loss carryforwards attributable to the Acquisition, net operating losses since the Acquisition, tax consequences of the Reorganization and other timing differences, the Company has available a deferred tax asset of approximately $87,500,000 to offset future taxes payable arising from operations. In addition, as of March 31, 1997, the Company has approximately $556,400,000 of net remaining intangible assets that will be expensed over the next 20 years for financial reporting purposes that will not be deductible for tax purposes.

    The Company finalized the fees payable to a Televisa subsidiary for the Spanish-language broadcast rights in the U.S. to all 64 of the 1998 World Cup Soccer Championship Games. The terms call for a fixed payment of $25,000,000 in four equal installments during May, June, August and September 1998. In addition to the rights cost and consistent with past coverage of the World Cup Games, the Company will be responsible for all costs associated with advertising, promotion, and broadcast of the World Cup Games, as well as the production of certain television programming related to the games. The funds for these payments will come from income from operations and/or bank borrowings.

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

ITEM 4.  None

ITEM 5.  None

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

                                         UNIVISION COMMUNICATIONS INC.
                                                  (Registrant)

                                By:              /s/ GEORGE W. BLANK
                                      -----------------------------------------
                                                   George W. Blank
May 15, 1997                                   EXECUTIVE VICE PRESIDENT
Los Angeles, California                        CHIEF FINANCIAL OFFICER