Form 10-Q
period 1997-06-30
UNIVISION COMMUNICATIONS INC
filed 1997-08-14
CIK 1017008

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

                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1997            COMMISSION FILE NUMBER: 001-12223

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /.

    There were 12,010,363 shares of Class A Common Stock, 21,683,235 shares of Class P Common Stock, 4,459,291 shares of Class T Common Stock and 4,459,291 of Class V Common Stock outstanding as of July 15, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION:

Glossary...................................................................................................           2
Introduction...............................................................................................           4

  Item 1. Consolidated Financial Statements

    Condensed Consolidated Balance Sheets at June 30, 1997 and December 31, 1996...........................           5

    Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1997 and
     1996..................................................................................................           6

    Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996........           7

    Notes to the Condensed Consolidated Financial Statements...............................................           8

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............          11

PART II--OTHER INFORMATION:

Item 1.  Legal Proceedings.................................................................................          20
Item 2.  Changes in Securities.............................................................................          20
Item 3.  Defaults Upon Senior Securities...................................................................          20
Item 4.  Submission of Matters to a Vote of Security Holders...............................................          20
Item 5.  Other Information.................................................................................          20
Item 6.  Exhibits and Reports on form 8-K..................................................................          21

PART I

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                    GLOSSARY

The following terms are used in this Form 10-Q to refer to the companies and operations indicated:

    "Acquisition" means the December 1992 acquisition of the Network and UTG (excluding the Chicago, Houston and Sacramento O&Os) by Perenchio, Televisa and Venevision.

    "Affiliated Stations" means the eight full-power and 15 low-power television stations with which the Company has Affiliation Agreements. The Sacramento full-power Affiliated Station was acquired by the Company on March 20, 1997.

    "Affiliation Agreements" means the affiliation agreements between the Company and each Affiliated Station and Cable Affiliate.

    "Broadcast Cash Flow" means earnings before corporate charges, interest, taxes, depreciation and amortization.

    "EBITDA" means earnings before interest, taxes, depreciation and amortization.

    "Entravision" means Entravision Communications Company, LLC, which owns nine of the Company's Affiliated Stations.

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                    GLOSSARY

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

PART I, ITEM 1

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                               JUNE 30,       DECEMBER 31,
                                                                 1997             1996
                                                              -----------     ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 15,125         $ 11,588
  Short-term investment.....................................         92               90
  Accounts receivable, less allowance for doubtful accounts
    of $9,198 in 1997 and $8,738 in 1996....................     96,907           87,954
  Program rights............................................      5,307            4,673
  Prepaid expenses and other................................      5,384            7,485
                                                              -----------     ------------
    Total current assets....................................    122,815          111,790

Property and equipment, less accumulated depreciation of
  $29,756 in 1997 and $22,183 in 1996.......................    110,086          103,373
Intangible assets, less accumulated amortization of $154,362
  in 1997 and $133,988 in 1996..............................    654,530          639,934
Deferred financing costs, less accumulated amortization of
  $1,135 in 1997 and $343 in 1996...........................      9,351            8,958
Deferred income taxes.......................................     19,178            7,000
Note Receivable-Entravision.................................     10,000           10,000
Other assets................................................      3,197            3,312
                                                              -----------     ------------
    Total assets............................................   $929,157         $884,367
                                                              -----------     ------------
                                                              -----------     ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $ 61,529         $ 70,522
  Accrued interest..........................................      1,660            2,367
  Accrued license fee.......................................      6,239            4,322
  Obligation for program rights.............................        489              482
  Current portion of long-term debt.........................     47,735           42,657
                                                              -----------     ------------
    Total current liabilities...............................    117,652          120,350

Long-term debt including accrued interest, net of current
  portion...................................................    470,389          458,808
Capital lease obligations, net of current portion...........     38,214           39,329
Obligation for program rights, net of current portion.......        160              331
Other long-term liabilities.................................      3,372            3,342
                                                              -----------     ------------
    Total liabilities.......................................    629,787          622,160
                                                              -----------     ------------
Redeemable preferred stock, $.01 par value (12,000 shares
  issued and outstanding at June 30, 1997)..................     12,121           --
                                                              -----------     ------------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares
    authorized, 12,000 redeemable shares issued and
    outstanding at June 30, 1997; 10,000,000 shares
    authorized, 12,000 outstanding and held in escrow at
    December 31, 1996)......................................     --               --
  Common stock, $.01 par value (197,660,000 shares
    authorized, 42,612,180 shares issued and outstanding)...        426              426
  Paid-in-capital...........................................    331,331          331,331
  Accumulated deficit.......................................    (44,508)         (69,550)
                                                              -----------     ------------
  Total stockholders' equity................................    287,249          262,207
                                                              -----------     ------------
Total liabilities and stockholders' equity..................   $929,157         $884,367
                                                              -----------     ------------
                                                              -----------     ------------

            See notes to condensed consolidated financial statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Net revenues.............................................  $    122,327  $     52,229  $    207,928  $     91,420
Direct operating expenses................................        41,815         8,250        75,357        16,365
Selling, general and administrative expenses.............        35,106        18,082        65,029        34,094
Depreciation and amortization............................        14,304         8,639        28,052        17,148
                                                           ------------  ------------  ------------  ------------
Operating income.........................................        31,102        17,258        39,490        23,813
Interest expense.........................................        10,174        10,165        20,435        20,301
Amortization of deferred financing costs.................           418           776           792         1,749
Non-recurring expense of acquired station reversal.......        (1,059)      --             (1,059)      --
Minority interest in net loss of consolidated
  subsidiary.............................................       --              1,154       --                273
                                                           ------------  ------------  ------------  ------------
Income before taxes and extraordinary loss on
  extinguishment of debt.................................        21,569         5,163        19,322         1,490
Provision (benefit) for income taxes.....................        (5,945)          596        (5,922)          596
                                                           ------------  ------------  ------------  ------------
Income before extraordinary loss on extinguishment of
  debt...................................................        27,514         4,567        25,244           894
Extraordinary loss on extinguishment of debt.............       --               (362)      --               (645)
                                                           ------------  ------------  ------------  ------------
Net income...............................................        27,514         4,205        25,244           249
Preferred stock dividends................................          (180)      --               (202)      --
                                                           ------------  ------------  ------------  ------------
Net income applicable to common stock....................  $     27,334  $      4,205  $     25,042  $        249
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

Income per share before extraordinary loss...............  $       0.48  $       0.27  $       0.44  $       0.05
Extraordinary loss.......................................       --              (0.02)      --              (0.04)
                                                           ------------  ------------  ------------  ------------
Net income per share.....................................          0.48          0.25          0.44          0.01
Less preferred stock dividends...........................         (0.01)      --              (0.01)      --
                                                           ------------  ------------  ------------  ------------
Net income per share applicable to common stock..........  $       0.47  $       0.25  $       0.43  $       0.01
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Weighted average common shares outstanding...............    57,678,496    16,640,056    57,647,907    16,640,056
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

            See notes to condensed consolidated financial statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED JUNE 30,

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    1997       1996
                                                                                                  ---------  ---------
Net income......................................................................................  $  25,244  $     249
Adjustments to reconcile net income to net cash from operating activities:
Depreciation....................................................................................      7,678      3,037
Gain on sale of fixed assets....................................................................       (197)    --
Amortization of intangible assets and deferred financing costs..................................     21,166     15,858
Accretion of interest on Sponsor Loans..........................................................     --          4,642
Minority interest...............................................................................     --            273
Extraordinary loss on extinguishment of debt....................................................     --          1,181
Changes in assets and liabilities:
  Accounts receivable...........................................................................     (8,203)     1,565
  Intangible assets.............................................................................      5,600     --
  Deferred income taxes.........................................................................    (12,178)    --
  License fees payable..........................................................................     27,123     --
  Payment of license fees.......................................................................    (25,206)    --
  Program rights................................................................................       (634)    --
  Due to the Network............................................................................     --        (11,702)
  Prepaid expenses and other assets.............................................................      2,216         78
  Accounts payable and accrued liabilities......................................................     (8,493)    (6,417)
  Accrued interest..............................................................................      3,036      3,292
  Obligations for program rights................................................................       (164)    (1,190)
  Other, net....................................................................................         50         49
                                                                                                  ---------  ---------
Net cash provided by operating activities.......................................................     37,038     10,915
                                                                                                  ---------  ---------
Cash flow from investing activities:
  Acquisition of Sacramento.....................................................................    (28,936)    --
  Proceeds from sale of fixed assets............................................................        298     --
  Capital expenditures..........................................................................    (13,690)    (6,183)
  Organization costs............................................................................       (134)    --
                                                                                                  ---------  ---------
Net cash used in investing activities...........................................................    (42,462)    (6,183)
                                                                                                  ---------  ---------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt......................................................     59,000     29,000
  Proceeds from Sponsor Loans...................................................................     --         23,834
  Payments of long-term debt....................................................................    (47,273)   (22,010)
  Advances to the Network.......................................................................     --        (16,784)
  Reduction of Sponsor Loans-Program Cost Sharing Agreement.....................................     --         (5,074)
  Repurchase of Senior Subordinated Notes.......................................................     --        (13,489)
  Preferred stock dividends paid................................................................        (81)    --
  Tax payments to Partners......................................................................     (1,500)    --
  Deferred financing costs......................................................................     (1,185)       (82)
                                                                                                  ---------  ---------
Net cash provided by (used in) financing activities.............................................      8,961     (4,605)
                                                                                                  ---------  ---------
Net increase in cash............................................................................      3,537        127
Cash and cash equivalents, beginning of year....................................................     11,588     14,029
                                                                                                  ---------  ---------
Cash and cash equivalents, end of period........................................................  $  15,125  $  14,156
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------
Supplemental disclosure of cash flow information:
Interest paid during the period.................................................................  $  15,616  $  11,987
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

            See notes to condensed consolidated financial statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (UNAUDITED)

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

    PCI and its subsidiaries had no operations prior to the 1992 acquisition of the station group by the Principal Stockholders totaling approximately $489,000,000, including approximately $11,000,000 of acquisition costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at the fair values at the date of the acquisition. In addition to current assets and liabilities, the purchase price was allocated principally to property and equipment of approximately $22,000,000 and intangible assets of approximately $473,000,000 comprised of approximately $270,000,000 attributable to affiliation agreements, approximately $156,500,000 attributable to FCC television broadcast licenses and approximately $46,500,000 attributable to all other intangible assets including goodwill. Two additional stations, Chicago and Houston, were acquired during 1994 for an aggregate purchase price of $67,000,000 resulting in additional intangible assets of approximately $64,000,000. A third station located in Sacramento, CA was acquired in March of 1997 for a purchase price of approximately $40,200,000, principally all of which has been allocated to intangible assets pending the completion of an independent appraisal.

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

    Effective close of business October 2, 1996, as part of the Offering and Reorganization, PTIH became a wholly-owned subsidiary of the Company. PTI was merged with and into PTIH. The Company and one of the Company's subsidiaries acquired The Univision Network Holding Limited Partnership ("UNHP") and The Univision Network Limited Partnership ("the Network") which had existing intangible assets of approximately $23,000,000.

    The acquisition of the minority interests of PTIH and the Network has been accounted for under the purchase method of accounting, and, accordingly, the Network's operating results have been included with the Company's since October 3, 1996. The total consideration paid in excess of the fair value of the net assets related to the minority interests of PTIH and the Network acquired was approximately $203,000,000. The Company has preliminarily allocated this amount to goodwill pending the outcome of a fair value appraisal of the individual assets and liabilities.

    The following pro forma statements do not purport to represent what the Company's consolidated financial position or results of operations would actually have been if the transactions described above in

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                                  (UNAUDITED)

1. ORGANIZATION AND ACQUISITION (CONTINUED) fact had occurred on the dates assumed or to project consolidated financial position or results of operations for any future date or period.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                           --------------------------  ---------------------------
                                                               1997          1996          1997          1996
                                                              ACTUAL      PRO FORMA       ACTUAL       PRO FORMA
                                                           ------------  ------------  ------------  -------------
Net revenues.............................................  $    122,327  $     98,182  $    207,928  $     170,856
                                                           ------------  ------------  ------------  -------------
Direct operating expenses................................        41,764        30,965        75,236         57,272
Selling, general and administrative expenses.............        32,104        24,859        59,836         47,448
Corporate charges........................................         3,053         2,305         5,314          4,319
Depreciation and amortization............................        14,304        14,087        28,052         27,903
                                                           ------------  ------------  ------------  -------------
Operating income.........................................        31,102        25,966        39,490         33,914
Interest expense.........................................        10,174         9,971        20,435         19,776
Amortization of deferred financing costs.................           418           372           792            744
Non-recurring expense of acquired station reversal.......        (1,059)      --             (1,059)      --
                                                           ------------  ------------  ------------  -------------
Income before taxes and extraordinary income (loss) on
  extinguishment of debt.................................        21,569        15,623        19,322         13,394
Provision (benefit) for income taxes.....................        (5,945)        5,358        (5,922)         5,358
                                                           ------------  ------------  ------------  -------------
Income before extraordinary income (loss) on
  extinguishment of debt.................................        27,514        10,265        25,244          8,036
Extraordinary income (loss) on extinguishment of debt....       --              5,268       --             (13,369)
                                                           ------------  ------------  ------------  -------------
Net income (loss)........................................        27,514        15,533        25,244         (5,333)
Preferred stock dividends................................          (180)      --               (202)      --
                                                           ------------  ------------  ------------  -------------
Net income (loss) applicable to common stock.............  $     27,334  $     15,533  $     25,042  $      (5,333)
                                                           ------------  ------------  ------------  -------------
                                                           ------------  ------------  ------------  -------------
Income per share before extraordinary income (loss)......          0.48          0.18          0.44  $        0.14
Extraordinary income (loss) per share....................       --               0.09       --               (0.23)
                                                           ------------  ------------  ------------  -------------
Net income (loss) per share..............................          0.48          0.27          0.44          (0.09)
Less preferred stock dividends...........................         (0.01)      --              (0.01)      --
                                                           ------------  ------------  ------------  -------------
Net income (loss) per share..............................  $       0.47  $       0.27  $       0.43  $       (0.09)
                                                           ------------  ------------  ------------  -------------
                                                           ------------  ------------  ------------  -------------
Weighted average common shares outstanding...............    57,678,496    57,678,496    57,647,907     57,647,907
                                                           ------------  ------------  ------------  -------------
                                                           ------------  ------------  ------------  -------------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                                  (UNAUDITED)

2. STATION ACQUISITION

    UTG has entered into an asset purchase agreement to acquire the assets (excluding the studio building and leaseholds, accounts receivable, cash and cash equivalents and any and all rights to the call letters KUZZ-TV) of English-language station KUZZ-TV, Channel 45, in Bakersfield, CA from Buck Owens Production Company, Inc. The purchase price is approximately $14,000,000. The Company plans to continue to operate the station, which is a UPN affiliate, as an English-language station for the near term. The acquisition is subject to approval by the Federal Communications Commission ("FCC") and no assurance can be given that such approval will be obtained.

3. INCOME TAXES

    The Company files a consolidated Federal income tax return. The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    No federal income taxes had been provided for the years ended December 31, 1995 and 1994, as the Company had a loss for both financial reporting and tax purposes. For financial reporting and tax purposes, the Company provided for $229,000 of taxes in 1996.

    At December 31, 1996, the Company had deferred tax assets totaling $86,500,000 and a valuation allowance of $79,500,000, resulting in a net deferred tax asset of $7,000,000. The valuation allowance at December 31, 1996 was deemed necessary based upon the history and accumulation of losses the Company had incurred in the past. During the second quarter of 1997, the Company had income for both book and tax purposes; however, the Company has not determined that it has established a consistent trend of profitability at June 30, 1997. Therefore, at June 30, 1997, the Company has evaluated its deferred taxes and the associated valuation allowance and has determined that a deferred tax asset of approximately $75,700,000 and a valuation allowance of approximately $56,500,000, resulting in a net deferred tax asset of approximately $19,200,000 represents, more likely than not, the tax benefits that will be realized. Realization of any loss carryforwards is contingent upon the Company's generating future taxable income. Going forward, the Company will continue to evaluate if additional deferred tax assets can be realized based on an evaluation of continuing profitability into the future.

4. UNAUDITED FINANCIAL STATEMENTS

    Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.

PART I, ITEM 2

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following management's discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements. In particular, Note 1 (ORGANIZATION AND ACQUISITION) to the Condensed Consolidated Financial Statements explains the acquisition of the Network on October 2, 1996, and presents the results of operations of the Company on a pro forma basis for the three and six months ended June 30, 1996, as if the 1996 acquisition of the Network, and related Reorganization had occurred as of January 1, 1996.

RESULTS OF OPERATIONS

    For the three and six months ended June 30, 1997, the Company's results included the operations of the Network, and as a result, revenues, expenses and other items include the Network for these periods. Consequently, significant variances exist when the results for the three and six months ended June 30, 1997 are compared to those for the three and six months ended June 30, 1996. Accordingly, management's discussion and analysis of results of operations for the three and six months ended June 30, 1997, as compared to June 30, 1996, has been presented on an historical basis and, in addition, on a pro forma basis as described above. Furthermore, the three and six months ended June 30, 1996 results of operations include the pro forma impact of adjustments for interest expense on the Company's New Bank Facility, amortization of Network goodwill and acquisition-related financing costs and related income tax benefits. The pro forma three and six months ended June 30, 1996 results of operations are not necessarily indicative of what would have occurred if the Network acquisition had taken place on January 1, 1996.

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 ("1997") COMPARED TO THE SIX MONTHS ENDED JUNE
  30, 1996 ("1996")

    The following table sets forth selected data from the operating results of the Company for the six months ended June 30, 1997 and 1996 on a historical and pro forma basis (in thousands):

                                                        HISTORICAL                        ACTUAL/PRO FORMA
                                                   ---------------------               ----------------------
                                                      1997       1996          %          1997        1996          %
                                                     ACTUAL     ACTUAL     INCREASE      ACTUAL    PRO FORMA    INCREASE
                                                   ----------  ---------  -----------  ----------  ----------  -----------
Net revenues.....................................  $  207,928  $  91,420       127.4%  $  207,928  $  170,856        21.7%
Direct operating expenses........................      75,357     16,365       360.5%      75,357      57,371        31.4%
Selling, general and administrative expenses.....      65,029     34,094        90.7%      65,029      51,668        25.9%
Depreciation and amortization....................      28,052     17,148        63.6%      28,052      27,903          .5%
                                                   ----------  ---------       -----   ----------  ----------         ---

Operating income.................................  $   39,490  $  23,813        65.8%  $   39,490  $   33,914        16.4%
                                                   ----------  ---------       -----   ----------  ----------         ---
                                                   ----------  ---------       -----   ----------  ----------         ---
Other Data:
  Broadcast cash flow............................  $   72,856  $  44,156        65.0%  $   72,856  $   66,136        10.2%
  Corporate charges..............................       5,314      3,195        66.3%       5,314       4,319        23.0%
                                                   ----------  ---------       -----   ----------  ----------         ---
  EBITDA.........................................  $   67,542  $  40,961        64.9%  $   67,542  $   61,817         9.3%
                                                   ----------  ---------       -----   ----------  ----------         ---
                                                   ----------  ---------       -----   ----------  ----------         ---

    REVENUES. Net revenues increased to $207,928,000 for the six months ended June 30, 1997 from $91,420,000 for the same period in 1996, an increase of $116,508,000 or 127.4%. The acquisition of the Network accounted for $95,288,000 or 81.8% of the increase, and the O&Os and Galavision, which was acquired by the Network on June 30, 1996, accounted for $17,346,000 or 14.9% and $3,874,000 or
3.3%, respectively. Had the Network been owned since January 1, 1996, net revenues would have been $170,856,000 in 1996 compared to $207,928,000 in 1997, an increase of $37,072,000 or 21.7%. The increase is due to higher net revenues of $17,346,000 at the O&Os, $15,852,000 at the Network and $3,874,000 related to Galavision. The O&Os' increase, which was due to an increase of approximately 15% in spots sold and a 10% increase in the price for advertising spots, was primarily derived from Los Angeles, Miami, Chicago, New York and Houston, with increases at all other O&Os. The Network's increase is due to an increase of approximately 24% in the price of advertising spots, offset in part by a decrease in volume of approximately 9%.

    EXPENSES. Direct operating expenses, before the reduction of corporate charges of $121,000 and $98,000 for the six months ended June 30, 1997 and 1996, respectively, increased to $75,357,000 in 1997 from $16,365,000 in 1996, an increase of $58,992,000 or 360.5%. The acquisition of the Network accounted for $56,410,000 or 95.6% of the increase, and the O&Os and Galavision accounted for $1,362,000 or 2.3% and $1,220,000 or 2.1%, respectively. Had the Network been owned since January 1, 1996, direct operating expenses, before the reduction of corporate charges, would have been $57,371,000 in 1996 compared to $75,357,000 in 1997, an increase of $17,986,000 or 31.4%. The increase is primarily due to higher license fees of $10,734,000. As a result of the Company's Offering in September 1996 and its subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 9.5% to 13.0% of net revenues for the six months ended June 30, 1996 and 1997, respectively. The new morning show, DESPIERTA AMERICA, which began airing mid-April 1997 and generated revenues of approximately $2,200,000, accounted for approximately $1,400,000 (including start-up costs of approximately $560,000) of the total increase in programming costs over 1996. The remainder of the increase is due primarily to higher technical and news costs and $1,220,000 of costs

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

related to Galavision. As a percentage of net revenues, direct operating expenses increased to 36.2% in 1997 from 33.6% in 1996 assuming the Network had been owned since January 1, 1996.

    Selling, general and administrative expenses, before the reduction of corporate charges of $5,193,000 and $3,097,000 for the six months ended June 30, 1997 and 1996, respectively, increased to $65,029,000 in 1997 from $34,094,000 in 1996, an increase of $30,935,000 or 90.7%. The acquisition of the Network accounted for $20,365,000 or 65.8% of the increase, and the O&Os and Galavision accounted for $7,681,000 or 24.8% and $2,889,000 or 9.4%, respectively. Had the Network been owned since January 1, 1996, selling, general and administrative expenses, before the reduction of corporate charges, would have been $51,668,000 in 1996 compared to $65,029,000 in 1997, an increase of $13,361,000 or 25.9%.
The increase is due in large part to increased selling costs at the O&Os and the Network of $4,414,000 associated with increased sales and staff levels and increased research costs of $692,000, both of which are consistent with the Company's strategy of investing in sales management and research. In addition, there were compensation costs of approximately $1,600,000 related to new and existing senior management positions and an increase in costs associated with management changes of approximately $500,000. The acquisition of Galavision accounted for $2,889,000, which was predominantly sales related. As a percentage of net revenues, selling, general and administrative expenses increased to 31.3% in 1997 from 30.2% in 1996 assuming the Network had been owned since January 1, 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $28,052,000 in 1997 from $17,148,000 in 1996, an increase of $10,904,000 or
63.6%. The acquisition of the Network accounted for $4,181,000 or 38.3% of the increase, and the O&Os and Galavision accounted for $6,037,000 or 55.4% and $686,000 or 6.3%, respectively. Had the Network been owned since January 1, 1996, depreciation and amortization would have been $27,903,000 in 1996 compared to $28,052,000 in 1997, an increase of $149,000 or 0.5%. The increase is due primarily to an increase in depreciation related to increased capital expenditures offset in part by a decrease in goodwill amortization.

    OPERATING INCOME. As a result of the above factors, operating income increased to $39,490,000 in 1997 from $23,813,000 in 1996, an increase of $15,677,000 or 65.8%. The acquisition of the Network accounted for $14,331,000 of the increase, the O&Os accounted for $2,266,000 and Galavision accounted for a decrease in operating income of $920,000. Had the Network been owned since January 1, 1996, operating income would have been $33,914,000 in 1996 compared to $39,490,000 in 1997, an increase of $5,576,000 or 16.4%, and as a percentage of net revenues, operating income would have decreased from 19.8% in 1996 to 19.0% in 1997.

    INTEREST EXPENSE. Interest expense increased to $20,435,000 in 1997 from $20,301,000 in 1996, an increase of $134,000 or 0.7%. On a pro forma basis, interest expense was $19,776,000 in 1996 compared to $20,435,000 in 1997, an increase of $659,000 or 3.3%. The increase is due primarily to higher borrowings during 1997 as compared to 1996, partially offset by lower interest rates in 1997.

    MINORITY INTEREST. For the six months ended June 30, 1996, the Company reported minority interest expense of $273,000, consisting of the minority interest in the net loss of subsidiary of $183,000 and preferred stock dividends attributable to minority stockholders of $90,000. The minority interest was acquired as part of the Reorganization during 1996. On a pro forma basis, minority interest is eliminated from the 1996 operating results of the Company.

    INCOME BEFORE EXTRAORDINARY ITEMS. As a result of the above factors, income before extraordinary items increased to $25,244,000 in 1997 from $894,000 in 1996, an increase of $24,350,000. On a pro forma basis,

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

income before extraordinary items increased to $25,244,000 in 1997 from $8,036,000 in 1996, an increase of $17,208,000.

    EXTRAORDINARY LOSS. During the six months ended June 30, 1996, UTG purchased at a premium $12,650,000 face amount of its 11 3/4% Senior Subordinated Notes due 2001. The purchase resulted in an extraordinary loss of $1,181,000, including the write-off of the related deferred financing costs. The related income tax benefit associated with the extraordinary losses was $536,000. On a pro forma basis, the Senior Subordinated Notes with a total face amount of $92,050,000 are assumed to be defeased at January 1, 1996, generating an extraordinary loss of $13,369,000, including a related tax benefit of $5,268,000 for the six months ended June 30, 1996.

    PROVISION (BENEFIT) FOR INCOME TAXES. For the six months ended June 30, 1997, the Company reported a net income tax benefit of $5,922,000 compared to an income tax provision of $596,000 for the six months ended June 30, 1996. On a pro forma basis, the Company reported an income tax provision of $5,358,000 for the six months ended June 30, 1996.

    NET INCOME (LOSS). As a result of the above factors, net income increased to $25,244,000 in 1997 from $249,000 in 1996, an increase of $24,995,000. On a pro forma basis, net income increased to $25,244,000 in 1997 from a net loss of $5,333,000 in 1996, an improvement of $30,577,000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $72,856,000 in 1997 from $44,156,000 in 1996, an increase of $28,700,000 or 65.0%. The acquisition of the Network accounted for $19,874,000 of the increase, the O&Os accounted for $9,061,000 of the increase and Galavision accounted for a decrease in broadcast cash flow of $235,000. Had the Network been owned since January 1, 1996, broadcast cash flow would have been $66,136,000 in 1996 compared to $72,856,000 in 1997, an increase of $6,720,000 or 10.2%, and as a percentage of net revenues, broadcast cash flow would have decreased from 38.7% in 1996 to 35.0% in 1997.

    As a result of the Company's Offering in September 1996 and its subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 9.5% to 13.0% of net revenues for the six months ended June 30, 1996 and 1997, respectively. Had the revised license fee been in effect in 1996, the license fee would have increased by $6,500,000 and broadcast cash flow would have increased by $13,220,000 or 22.2%, from $59,636,000 in 1996 to $72,856,000 in 1997, and as a percentage of net revenues, broadcast cash flow would have increased from 34.9% in 1996 to 35.0% in 1997.

    CORPORATE CHARGES. Corporate charges increased to $5,314,000 in 1997 from $3,195,000 in 1996, an increase of $2,119,000 or 66.3%. The acquisition of the Network accounted for $1,361,000 or 64.2% of the increase, and the O&Os accounted for $758,000 or 35.8%. Had the Network been owned since January 1, 1996, corporate charges would have been $4,319,000 in 1996 compared to $5,314,000 in 1997, an increase of $995,000 or 23.0%. The increase is primarily due to costs associated with being a public company and increased staffing costs, and as a percentage of net revenues, corporate charges would have increased from 2.5% in 1996 to 2.6% in 1997.

    EBITDA.  EBITDA increased to $67,542,000 in 1997 from $40,961,000 in 1996, an increase of $26,581,000 or 64.9%. The acquisition of the Network accounted for $18,513,000 of the increase, the O&Os accounted for $8,303,000 of the increase and Galavision accounted for a decrease in EBITDA of $235,000. Had the Network been owned since January 1, 1996, EBITDA would have been $61,817,000 in

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

1996 compared to $67,542,000 in 1997, an increase of $5,725,000 or 9.3%, and as a percentage of net revenues, EBITDA would have decreased from 36.2% in 1996 to 32.5% in 1997.

    As explained in the broadcast cash flow commentary, had the revised license fee been in effect in 1996, the license fee would have increased by $6,500,000 and EBITDA would have increased by $12,225,000 or 22.1%, from $55,317,000 in 1996 to $67,542,000 in 1997, and as a percentage of net revenues, EBITDA would have increased from 32.4% in 1996 to 32.5% in 1997.

THREE MONTHS ENDED JUNE 30, 1997 ("1997") COMPARED TO THE THREE MONTHS ENDED
  JUNE 30, 1996 ("1996")

    The following table sets forth selected data from the operating results of the Company for the three months ended June 30, 1997 and 1996 on a historical and pro forma basis (in thousands):

                                                        HISTORICAL                        ACTUAL/PRO FORMA
                                                   ---------------------               -----------------------
                                                      1997       1996          %          1997        1996           %
                                                     ACTUAL     ACTUAL     INCREASE      ACTUAL     PRO FORMA    INCREASE
                                                   ----------  ---------  -----------  ----------  -----------  -----------
Net revenues.....................................  $  122,327  $  52,229       134.2%  $  122,327   $  98,182         24.6%
Direct operating expenses........................      41,815      8,250       406.8%      41,815      31,014         34.8%
Selling, general and administrative expenses.....      35,106     18,082        94.1%      35,106      27,115         29.5%
Depreciation and amortization....................      14,304      8,639        65.6%      14,304      14,087          1.5%
                                                   ----------  ---------       -----   ----------  -----------         ---

Operating income.................................  $   31,102  $  17,258        80.2%  $   31,102   $  25,966         19.8%
                                                   ----------  ---------       -----   ----------  -----------         ---
                                                   ----------  ---------       -----   ----------  -----------         ---
Other Data:
  Broadcast cash flow............................  $   48,459  $  27,640        75.3%  $   48,459   $  42,358         14.4%
  Corporate charges..............................       3,053      1,743        75.2%       3,053       2,305         32.5%
                                                   ----------  ---------       -----   ----------  -----------         ---
  EBITDA.........................................  $   45,406  $  25,897        75.3%  $   45,406   $  40,053         13.4%
                                                   ----------  ---------       -----   ----------  -----------         ---
                                                   ----------  ---------       -----   ----------  -----------         ---

    REVENUES. Net revenues increased to $122,327,000 for the three months ended June 30, 1997 from $52,229,000 for the same period in 1996, an increase of $70,098,000 or 134.2%. The acquisition of the Network accounted for $56,021,000 or 79.9% of the increase, and the O&Os and Galavision, which was acquired by the Network on June 30, 1996, accounted for $11,911,000 or 17.0% and $2,166,000 or
3.1%, respectively. Had the Network been owned since January 1, 1996, net revenues would have been $98,182,000 in 1996 compared to $122,327,000 in 1997, an increase of $24,145,000 or 24.6%. The increase is due to higher net revenues of $11,911,000 at the O&Os, $10,068,000 at the Network and $2,166,000 related to Galavision. The O&Os' increase, which was due to an increase of approximately 16% in spots sold and a 12% increase in the price of advertising spots, was primarily derived from Los Angeles, Miami, Chicago, New York and Houston, with increases at all other O&Os. The Network's increase is due to an increase of approximately 21% in the price of advertising spots, offset in part by a decrease in volume of approximately 6%.

    EXPENSES. Direct operating expenses, before the reduction of corporate charges of $51,000 and $49,000 for the three months ended June 30, 1997 and 1996, respectively, increased to $41,815,000 in 1997 from $8,250,000 in 1996, an increase of $33,565,000 or 406.8%. The acquisition of the Network accounted for $32,140,000 or 95.8% of the increase, and the O&Os and Galavision accounted for $824,000 or 2.4% and $601,000 or 1.8%, respectively. Had the Network been owned since January 1, 1996, direct operating expenses, before the reduction of corporate charges, would have been $31,014,000 in 1996 compared to

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

$41,815,000 in 1997, an increase of $10,801,000 or 34.8%. The increase is primarily due to higher license fees of $6,251,000. As a result of the Company's Offering in September 1996 and its subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 9.8% to 13.0% of net revenues for the three months ended June 30, 1996 and 1997, respectively. The new morning show, DESPIERTA AMERICA, which began airing mid-April 1997 and generated net revenues of approximately $2,200,000, accounted for approximately $1,000,000 of the total increase in programming over 1996. The remainder of the increase is due primarily to higher technical and news costs and $601,000 of costs related to Galavision. As a percentage of net revenues, direct operating expenses increased to 34.2% in 1997 from 31.6% in 1996 assuming the Network had been owned since January 1, 1996.

    Selling, general and administrative expenses, before the reduction of corporate charges of $3,002,000 and $1,694,000 for the three months ended June 30, 1997 and 1996, respectively, increased to $35,106,000 in 1997 from $18,082,000 in 1996, an increase of $17,024,000 or 94.1%. The acquisition of the Network accounted for $10,956,000 or 64.3% of the increase, and the O&Os and Galavision accounted for $4,539,000 or 26.7% and $1,529,000 or 9.0%, respectively. Had the Network been owned since January 1, 1996, selling, general and administrative expenses, before the reduction of corporate charges, would have been $27,115,000 in 1996 compared to $35,106,000 in 1997, an increase of $7,991,000 or 29.5%. The increase is due in large part to increased selling costs at the O&Os and the Network of $2,586,000 associated with increased sales and staff levels and increased research costs of $203,000, both of which are consistent with the Company's strategy of investing in sales management and research. In addition, there were compensation costs of approximately $800,000 related to new and existing senior management positions and an increase in costs associated with management changes of approximately $360,000. The acquisition of Galavision accounted for $1,529,000, which was predominantly sales related. As a percentage of net revenues, selling, general and administrative expenses increased to 28.7% in 1997 from 27.6% in 1996 assuming the Network had been owned since January 1, 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $14,304,000 in 1997 from $8,639,000 in 1996, an increase of $5,665,000 or 65.6%.
The acquisition of the Network accounted for $2,126,000 or 37.5% of the increase, and the O&Os and Galavision accounted for $3,206,000 or 56.6% and $333,000 or 5.9%, respectively. Had the Network been owned since January 1, 1996, depreciation and amortization would have been $14,087,000 in 1996 compared to $14,304,000 in 1997, an increase of $217,000 or 1.5%. The increase is due primarily to an increase in depreciation related to increased capital expenditures offset by a decrease in goodwill amortization.

    OPERATING INCOME. As a result of the above factors, operating income increased to $31,102,000 in 1997 from $17,258,000 in 1996, an increase of $13,844,000 or 80.2%. The acquisition of the Network accounted for $10,798,000 of the increase, the O&Os accounted for an increase of $3,342,000 and Galavision accounted for a decrease of $296,000. Had the Network been owned since January 1, 1996, operating income would have been $25,966,000 in 1996 compared to $31,102,000 in 1997, an increase of $5,136,000 or 19.8%, and as a percentage of net revenues, operating income would have decreased from 26.4% in 1996 to 25.4% in 1997.

    INTEREST EXPENSE. Interest expense increased to $10,174,000 in 1997 from $10,165,000 in 1996, an increase of $9,000 or .1%. On a pro forma basis, interest expense was $9,971,000 in 1996 compared to $10,174,000 in 1997, an increase of $203,000 or 2.0%. The increase is due primarily to higher borrowings during 1997 as compared to 1996, partially offset by lower rates in 1997.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    MINORITY INTEREST. For the three months ended June 30, 1996, the Company reported minority interest expense of $1,154,000, consisting of the minority interest in the net loss of subsidiary of $1,110,000 and preferred stock dividends attributable to minority stockholders of $44,000. The minority interest was acquired as part of the Reorganization during 1996. On a pro forma basis, minority interest is eliminated from the 1996 operating results of the Company.

    INCOME BEFORE EXTRAORDINARY ITEMS. As a result of the above factors, income before extraordinary items increased to $27,514,000 in 1997 from $4,567,000 in 1996, an increase of $22,947,000. On a pro forma basis, income before extraordinary items increased to $27,514,000 in 1997 from $10,265,000 in 1996, an increase of $17,249,000.

    EXTRAORDINARY LOSS. During the three months ended June 30, 1996, UTG purchased at a premium $9,650,000 face amount of its 11 3/4% Senior Subordinated Notes due 2001. The purchase resulted in an extraordinary loss of $898,000, including the write-off of the related deferred financing costs. The related income tax benefit associated with the extraordinary losses was $536,000. On a pro forma basis, the Senior Subordinated Notes with a total face amount of $92,050,000 are assumed to be defeased at January 1, 1996, generating an extraordinary loss before taxes of $18,637,000. Since the Company did not have taxable income during the first quarter of 1996, the related tax benefit of $5,268,000 on the extraordinary loss was recorded during the three months ended June 30, 1996.

    PROVISION (BENEFIT) FOR INCOME TAXES. For the three months ended June 30, 1997, the Company reported a net income tax benefit of $5,945,000 compared to an income tax provision of $596,000 for the three months ended June 30, 1996. On a pro forma basis, the Company reported an income tax provision of $5,358,000 for the three months ended June 30, 1996.

    NET INCOME. As a result of the above factors, net income increased to $27,514,000 in 1997 from $4,205,000 in 1996, an increase of $23,309,000. On a pro forma basis, net income increased to $27,514,000 in 1997 from $15,533,000 in 1996, an increase of $11,981,000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $48,459,000 in 1997 from $27,640,000 in 1996, an increase of $20,819,000 or 75.3%. The acquisition of the Network accounted for $13,669,000 or 65.6% of the increase, and the O&Os accounted for $7,114,000 or 34.2% and Galavision accounted for $36,000 or 0.2%. Had the Network been owned since January 1, 1996, broadcast cash flow would have been $42,358,000 in 1996 compared to $48,459,000 in 1997, an increase of
$6,101,000 or 14.4%, and as a percentage of net revenues, broadcast cash flow would have decreased from 43.1% in 1996 to 39.6% in 1997.

    As a result of the Company's Offering in September 1996 and its subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 9.8% to 13.0% of net revenues for the three months ended June 30, 1996 and 1997, respectively. Had the revised license fee been in effect in 1996, the license fee would have increased by $3,514,000 and broadcast cash flow would have increased by $9,615,000 or 24.8%, from $38,844,000 in 1996 to $48,459,000 in 1997, and as a percentage of net revenues, broadcast cash flow would be 39.6% in both 1996 and 1997.

    CORPORATE CHARGES. Corporate charges increased to $3,053,000 in 1997 from $1,743,000 in 1996, an increase of $1,310,000 or 75.2%. The acquisition of the Network accounted for $744,000 or 56.8% of the increase, and the O&Os accounted for $566,000 or 43.2%. Had the Network been owned since January 1, 1996, corporate charges would have been $2,305,000 in 1996 compared to $3,053,000 in 1997, an increase

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

of $748,000 or 32.5%. The increase is primarily due to costs associated with being a public company in 1997 and increases in compensation costs, and as a percentage of net revenues, corporate charges would have increased from 2.3% in 1996 to 2.5% in 1997.

    EBITDA.  EBITDA increased to $45,406,000 in 1997 from $25,897,000 in 1996, an increase of $19,509,000 or 75.3%. The acquisition of the Network accounted for $12,925,000 or 66.2% of the increase, the O&Os accounted for $6,548,000 or 33.6% and Galavision accounted for $36,000 or 0.2%. Had the Network been owned since January 1, 1996, EBITDA would have been $40,053,000 in 1996 compared to $45,406,000 in 1997, an increase of $5,353,000 or 13.4%, and as a percentage of net revenues, EBITDA would have decreased from 40.8% in 1996 to 37.1% in 1997.

    As explained in the broadcast cash flow commentary, had the revised license fee been in effect in 1996, the license fee would have increased by $3,514,000 and EBITDA would have increased by $8,867,000 or 24.3%, from $36,539,000 in 1996 to $45,406,000 in 1997, and as a percentage of net revenues, EBITDA would have decreased from 37.2% in 1996 to 37.1% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings. Capital expenditures include UTG and the Network for the six months ended June 30, 1997 and 1996.

    Capital expenditures totaled $13,690,000 and $11,109,000 for the six months ended June 30, 1997 and 1996, respectively. These amounts exclude the capitalized transponder lease obligations of the Network. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of upgrading and relocating several of its television station facilities. Furthermore, during the next few years, the Company will also make an investment in digital technology. The amount of this investment has not been quantified as the Company is in the process of determining the options available to it. Capital spending in 1997, including a carryover from 1996 of approximately $10,000,000 due to timing of certain projects, will approximate $35,000,000. Capital spending in 1998 is expected to approximate $25,000,000, of which approximately $10,000,000 relates to the relocation and upgrading of the Sacramento O&O. Capital spending in 1999 is expected to approximate $15,000,000.

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

    Loans made under the New Bank Facility bear interest rates, which include interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

quarters most recently concluded (the "Leverage Ratio"). The first amendment to the New Bank Facility credit agreement became effective April 10, 1997. The amendment reduced the interest rate margins applicable to the Eurodollar (Libor) loans which had ranged from 0.75% to 1.50% per annum down to 0.35% to 1.00% per annum. Furthermore, the interest rate margins applicable to the prime rate loans which were either 0% or 0.25% per annum were reduced to 0%. The cost associated with the first amendment amounted to approximately $1,000,000, which has been capitalized and will be amortized over the term of the related debt instruments. On April 10, 1997, the Company entered into various Eurodollar loans at a weighted average interest rate of 6.33%, which included an interest rate margin cost of 0.60%. At June 30, 1997, the interest rate applicable to the Company's Eurodollar loans was 6.35%, which includes an interest rate margin cost of 0.60%. On April 10, 1997 and June 30, 1997, the interest rate applicable to all prime rate loans was 8.50%.

    Pending FCC approval, the acquisition of station KUZZ-TV, Channel 45, in Bakersfield, CA for approximately $14,000,000, is expected to be funded with cash flow from operations and the Company's existing bank facility.

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

    As a result of net operating loss carryforwards attributable to the Acquisition, net operating losses since the Acquisition, tax consequences of the Reorganization, other timing differences and 1997 year to date book taxable income, the Company has available a deferred tax asset of approximately $75,700,000 to offset future taxes payable arising from operations. In addition, at June 30, 1997, the Company has approximately $547,000,000 of net remaining intangible assets that will be expensed over the next 20 years for financial reporting purposes that will not be deductible for tax purposes.

    The Company finalized the fees payable to a Televisa subsidiary for the Spanish-language broadcast rights in the U.S. to all 64 of the 1998 World Cup Soccer Championship Games. The terms call for a fixed payment of $25,000,000 in four equal installments during May, June, August and September 1998. In addition to these payments and consistent with past coverage of the World Cup Games, the Company will be responsible for all costs associated with advertising, promotion, and broadcast of the World Cup Games, as well as the production of certain television programming related to the games. The funds for these payments will come from income from operations and/or bank borrowings.

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 1. None

ITEM 2. None

ITEM 3. None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders was held on June 4, 1997 at which all eight Directors were reelected to the Board, each of the alternate Class T Director and Class V Director was reelected and the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year 1997 was ratified. No other matters were presented at the meeting. The number of shares of the Company's Class A, Class P, Class T, Class V and Series A Cumulative Convertible Preferred Stock ("Series A") present at the meeting, by proxy or in person, collectively represented 96% of the voting interest of all shares of the aforementioned classes of stock outstanding and eligible to vote at the Annual Meeting.

    The holders of the Class A, Class P and Series A stock reelected all six Class A/P Directors. Except for A. Jerrold Perenchio, the votes cast for each of the Class A/P Directors were as follows: 251,464,691 for their reelection and 2,515 votes were withheld. The votes cast for A. Jerrold Perenchio were 251,464,391 for his reelection and 2,815 were withheld.

    The holders of the Class T stock reelected the Class T Director and his alternate, and all 4,459,291 shares of Class T stock present at the meeting were voted for their reelection. The holders of the Class V reelected the Class V Director and his alternate, and all 4,459,291 shares of Class V stock present at the meeting were voted for their reelection.

    The votes cast for the ratification of the appointment of Arthur Andersen LLP as the Company's auditors were as follows: 260,382,276 for, 1,048 were withheld, and 2,464 abstained.

ITEM 5. OTHER INFORMATION

    PROGRAM LICENSE AGREEMENTS

    Through the Program License Agreements, the Company has the first right until December 2017 to air in the U.S. all Spanish-language programming produced by or for Televisa and Venevision (with certain exceptions).

    The Program License Agreements are between the affiliates of the Company, Televisa and Venevision. The performance of their affiliates has been unconditionally guaranteed by Televisa and Venevision, respectively, and the Company guaranteed the royalties earned under the Program License Agreements. Pursuant to their respective guarantees, Televisa is obligated to use commercially reasonable efforts to continue to produce programs available to the Company at least to the same extent in terms of quality and quantity as in calendar years 1989, 1990 and 1991 and Venevision is obligated to use commercially reasonable efforts to produce or acquire programming sufficient to enable its affiliate to provide at least nine hours per day of programs to the Company.

    As previously reported, the Company believes that the Venevision affiliate has not been fulfilling its programming obligations, and that Venevision has not used commercially reasonable efforts to enable the affiliate to do so. The full amount of aggregate royalties through the period of this report have been paid. Venevision continues to believe that Venevision and its affiliate have complied with their obligations to the Company.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

    The Company has attempted to resolve this dispute through negotiations with Venevision but they have not been successful. Thus, the Company has notified Venevision of its intention to enforce its rights under the agreements by all appropriate means including, if necessary, legal action, if Venevision continues to fail to cause its affiliate to make available the programming the Company believes the affiliate is obligated to provide. There can be no assurance, if the Company were to commence such legal action or pursue other legal remedies, that it would prevail.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

11.0       Computation of Primary and Fully Diluted Earnings Per Share

27.1       Financial Data Schedule

10.12(A)   First Amendment to Credit Agreement dated as of April 10, 1997 (this
           "Amendment") to the Credit Agreement dated as of September 26, 1996 (the
           "Credit Agreement") among Univision Communications Inc. (the "Borrower"), certain Lenders party thereto (collectively, the "Lenders"), Banque Paribas and
           The Chase Manhattan Bank (collectively, the "Managing Agents") and The Chase
           Manhattan Bank, as Administrative Agent (in such capacity, the "Administrative
           Agent").

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

August 13, 1997
Los Angeles, California