Form 10-Q
period 1997-09-30
UNIVISION COMMUNICATIONS INC
filed 1997-11-14
CIK 1017008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                ---------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1997       COMMISSION FILE NUMBER: 001-12223

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

    There were 12,020,363 shares of Class A Common Stock, 21,683,235 shares of Class P Common Stock, 4,459,291 shares of Class T Common Stock and 4,459,291 of Class V Common Stock outstanding as of October 15, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                                       PAGE
                                                                                                                       -----
PART I--FINANCIAL INFORMATION:
-          Glossary...............................................................................................           2
-          Introduction...........................................................................................           4

           -  Item 1. Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at September 30, 1997 and December 31, 1996...................           5

              Condensed Consolidated Statements of Operations for the three and nine months ended September 30,
               1997 and 1996......................................................................................           6

              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and
               1996...............................................................................................           7

              Notes to the Condensed Consolidated Financial Statements............................................           8

           -  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......          11

PART II--OTHER INFORMATION:

Item 1.    Legal Proceedings............................................................          21

Item 2.    Changes in Securities........................................................          21

Item 3.    Defaults Upon Senior Securities..............................................          21

Item 4.    Submission of Matters to a Vote of Security Holders..........................          21

Item 5.    Other Information............................................................          21

Item 6.    Exhibits and Reports on form 8-K.............................................          21

PART I

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                    GLOSSARY

    The following terms are used in this Form 10-Q to refer to the companies and operations indicated:

    "Acquisition" means the December 1992 acquisition of the Network and UTG (excluding the Chicago, Houston and Sacramento O&Os) by Perenchio, Televisa and Venevision.

    "Affiliated Stations" means the ten full-power and 17 low-power television stations with which the Company has Affiliation Agreements.

    "Affiliation Agreements" means the affiliation agreements between the Company and each Affiliated Station and Cable Affiliate.

    "Broadcast Cash Flow" means earnings before corporate charges, interest, taxes, depreciation and amortization.

    "EBITDA" means earnings before interest, taxes, depreciation and amortization.

    "Entravision" means Entravision Communications Company, LLC, which owns ten of the Company's Affiliated Stations.

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

    "O&Os" means the 12 full-power and seven low-power television stations owned and operated by the Company. During October 1997, the Company acquired the full-power station KUZZ-TV in Bakersfield, CA and the low-power station K25DV in Santa Rosa, CA.

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

PART I, ITEM 1

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  -------------
                                                                                       (UNAUDITED)
                                                      ASSETS
Current assets:
  Cash and cash equivalents.........................................................    $  21,281      $  11,588
  Short-term investment.............................................................           94             90
  Accounts receivable, less allowance for doubtful accounts of $8,876 in 1997 and
    $8,738 in 1996..................................................................       91,671         87,954
  Program rights....................................................................        6,049          4,673
  Prepaid expenses and other........................................................        5,928          7,485
                                                                                      -------------  -------------
    Total current assets............................................................      125,023        111,790

Property and equipment, less accumulated depreciation of $33,362 in 1997 and $22,183
  in 1996...........................................................................      113,938        103,373
Intangible assets, less accumulated amortization of $164,683 in 1997 and $133,988 in
  1996..............................................................................      644,319        639,934
Deferred financing costs, less accumulated amortization of $1,554 in 1997 and $343
  in 1996...........................................................................        8,939          8,958
Deferred income taxes...............................................................       28,814          7,000
Note Receivable-Entravision.........................................................       10,000         10,000
Other assets........................................................................        3,154          3,312
                                                                                      -------------  -------------
    Total assets....................................................................    $ 934,187      $ 884,367
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..........................................    $  65,964      $  70,522
  Accrued interest..................................................................        2,805          2,367
  Accrued license fee...............................................................        4,991          4,322
  Obligation for program rights.....................................................          733            482
  Current portion of long-term debt.................................................       50,304         42,657
                                                                                      -------------  -------------
    Total current liabilities.......................................................      124,797        120,350

Long-term debt including accrued interest, net of current portion...................      443,683        458,808
Capital lease obligations, net of current portion...................................       37,568         39,329
Obligation for program rights, net of current portion...............................           80            331
Other long-term liabilities.........................................................        3,390          3,342
                                                                                      -------------  -------------
    Total liabilities...............................................................      609,518        622,160
                                                                                      -------------  -------------
Redeemable convertible 6% preferred stock, $.01 par value, with a conversion price of $32.6875 to Class A Common Stock (12,000 shares issued and outstanding at
  September 30, 1997)...............................................................       12,120         --
                                                                                      -------------  -------------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares authorized at September 30,
    1997 and December 31, 1996; 12,000 redeemable convertible shares issued and outstanding at September 30, 1997 and 12,000 outstanding and held in escrow at
    December 31, 1996)..............................................................       --             --
  Common stock, $.01 par value (197,660,000 shares authorized at September 30, 1997 and December 31, 1996; 42,622,180 and 42,612,180 shares issued and outstanding
    at September 30, 1997 and December 31, 1996, respectively)......................          426            426
  Paid-in-capital...................................................................      331,683        331,331
  Accumulated deficit...............................................................      (19,560)       (69,550)
                                                                                      -------------  -------------
    Total stockholders' equity......................................................      312,549        262,207
                                                                                      -------------  -------------
Total liabilities and stockholders' equity..........................................    $ 934,187      $ 884,367
                                                                                      -------------  -------------
                                                                                      -------------  -------------

            See notes to condensed consolidated financial statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Net revenues.............................................  $    113,940  $     48,462  $    321,868  $    139,882
Direct operating expenses................................        39,368         8,372       114,725        24,737
Selling, general and administrative expenses.............        33,575        16,460        98,604        50,554
Depreciation and amortization............................        14,413         8,909        42,465        26,057
                                                           ------------  ------------  ------------  ------------
Operating income.........................................        26,584        14,721        66,074        38,534
Interest expense.........................................         9,966        11,905        30,401        32,206
Amortization of deferred financing costs.................           419           843         1,211         2,592
Non-recurring expense of acquired station reversal.......       --            --             (1,059)      --
Minority interest in net income of consolidated
  subsidiary.............................................       --             (2,124)      --             (1,851)
                                                           ------------  ------------  ------------  ------------
Income before taxes and extraordinary loss on
  extinguishment of debt.................................        16,199         4,097        35,521         5,587
Provision (benefit) for income taxes.....................        (8,928)        1,639       (14,850)        2,235
                                                           ------------  ------------  ------------  ------------
Income before extraordinary loss on extinguishment of
  debt...................................................        25,127         2,458        50,371         3,352
Extraordinary loss on extinguishment of debt.............       --            (10,913)      --            (11,558)
                                                           ------------  ------------  ------------  ------------
Net income (loss)........................................        25,127        (8,455)       50,371        (8,206)
Preferred stock dividends................................          (179)      --               (381)      --
                                                           ------------  ------------  ------------  ------------
Net income (loss) applicable to common stock.............  $     24,948  $     (8,455) $     49,990  $     (8,206)
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

Income per share before extraordinary loss...............  $       0.43  $       0.15  $       0.87  $       0.20
Extraordinary loss per share.............................       --              (0.66)      --              (0.69)
                                                           ------------  ------------  ------------  ------------
Net income (loss) per share..............................          0.43         (0.51)         0.87         (0.49)
Less preferred stock dividends...........................       --            --              (0.01)      --
                                                           ------------  ------------  ------------  ------------
Net income (loss) per share applicable to common stock...  $       0.43  $      (0.51) $       0.86  $      (0.49)
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Weighted average common shares outstanding...............    58,011,159    16,640,056    57,791,526    16,640,056
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

            See notes to condensed consolidated financial statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                  1997       1996
                                                                                                ---------  ---------
Net income (loss).............................................................................  $  50,371  $  (8,206)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation..................................................................................     11,770      4,893
Gain on sale of fixed assets..................................................................       (202)    --
Amortization of intangible assets and deferred financing costs................................     31,906     23,756
Accretion of interest on Sponsor Loans........................................................     --         13,477
Minority interest.............................................................................     --         (1,851)
Extraordinary loss on extinguishment of debt..................................................     --         13,709
Changes in assets and liabilities:
  Accounts receivable.........................................................................     (2,967)     4,101
  Intangible assets...........................................................................      5,600     --
  Deferred income taxes.......................................................................    (21,692)    --
  License fees payable........................................................................     42,080     --
  Payment of license fees.....................................................................    (41,411)    --
  Program rights..............................................................................     (1,376)    --
  Due to the Network..........................................................................     --        (18,084)
  Prepaid expenses and other assets...........................................................      1,715     (3,046)
  Accounts payable and accrued liabilities....................................................     (3,979)    (6,281)
  Accrued interest............................................................................      6,052     (5,284)
  Obligations for program rights..............................................................     --         (2,003)
  Other, net..................................................................................         49        122
                                                                                                ---------  ---------
Net cash provided by operating activities.....................................................     77,916     15,303
                                                                                                ---------  ---------
Cash flow from investing activities:
  Acquisition of Sacramento...................................................................    (28,936)    --
  Proceeds from sale of fixed assets..........................................................        318     --
  Capital expenditures........................................................................    (21,711)    (8,236)
  Organization costs..........................................................................       (244)    --
                                                                                                ---------  ---------
Net cash used in investing activities.........................................................    (50,573)    (8,236)
                                                                                                ---------  ---------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt....................................................     64,000    436,000
  Proceeds from Sponsor Loans.................................................................     --         38,381
  Payments of long-term debt..................................................................    (78,927)  (202,250)
  Advances to the Network.....................................................................     --        (29,889)
  Reduction of Sponsor Loans--Program Cost Sharing Agreement..................................     --         (5,074)
  Defeasance of Senior Subordinated Notes.....................................................     --        (70,276)
  Repurchase of Senior Subordinated Notes.....................................................     --        (25,881)
  Distribution to the partners................................................................     --        (60,000)
  Exercise of options.........................................................................        230     --
  Preferred stock dividends paid..............................................................       (261)    --
  Tax payments to Partners....................................................................     (1,500)    --
  Deferred financing costs....................................................................     (1,192)    (8,645)
                                                                                                ---------  ---------
Net cash (used in) provided by financing activities...........................................    (17,650)    72,366
                                                                                                ---------  ---------
Net increase in cash..........................................................................      9,693     79,433
Cash and cash equivalents, beginning of year..................................................     11,588     14,029
                                                                                                ---------  ---------
Cash and cash equivalents, end of period......................................................  $  21,281  $  93,462
                                                                                                ---------  ---------
                                                                                                ---------  ---------
Supplemental disclosure of cash flow information:
  Interest paid during the period.............................................................  $  21,706  $  25,921
                                                                                                ---------  ---------
                                                                                                ---------  ---------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

    PCI and its subsidiaries had no operations prior to the 1992 acquisition of the station group, by the Principal Stockholders, for approximately $489,000,000, including approximately $11,000,000 of acquisition costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at the fair values at the date of the acquisition. In addition to current assets and liabilities, the purchase price was allocated principally to property and equipment of approximately $22,000,000 and intangible assets of approximately $473,000,000 comprised of approximately $270,000,000 attributable to affiliation agreements, approximately $156,500,000 attributable to FCC television broadcast licenses and approximately $46,500,000 attributable to all other intangible assets including goodwill. Two additional stations, Chicago and Houston, were acquired during 1994 for an aggregate purchase price of $67,000,000 resulting in additional intangible assets of approximately $64,000,000. A third station located in Sacramento, CA was acquired in March of 1997 for a purchase price of approximately $40,200,000, principally all of which has been allocated to intangible assets pending the completion of an independent appraisal.

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

    Effective with the close of business on October 2, 1996, as part of the Offering and Reorganization, PTIH became a wholly-owned subsidiary of the Company. PTI was merged with and into PTIH. The Company and one of the Company's subsidiaries acquired The Univision Network Holding Limited Partnership ("UNHP") and The Univision Network Limited Partnership ("the Network") which had existing intangible assets of approximately $23,000,000.

    The acquisition of the minority interests of PTIH and the Network (which included the July 1, 1996 acquisition of Galavision) has been accounted for under the purchase method of accounting, and, accordingly, the Network's operating results have been included with the Company's since October 3, 1996. The total consideration paid in excess of the fair value of the net assets related to the minority interests of PTIH and the Network acquired was approximately $203,000,000. Based on the final appraisal received in the third quarter of 1997, the Company has allocated approximately $115,000,000 to affiliation agreements, approximately $79,000,000 to the FCC television broadcast licenses and approximately $9,000,000 to all other intangible assets. Subsequent amortization of intangibles will be adjusted accordingly.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

                                  (UNAUDITED)

1. ORGANIZATION AND ACQUISITION (CONTINUED)
    The following pro forma statements do not purport to represent what the Company's consolidated financial position or results of operations would actually have been if the transactions described above in fact had occurred on the dates assumed or to project consolidated financial position or results of operations for any future date or period.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                               --------------------  ---------------------
                                                 1997       1996       1997        1996
                                                ACTUAL    PRO FORMA   ACTUAL    PRO FORMA
                                               ---------  ---------  ---------  ----------
Net revenues.................................  $ 113,940  $  92,902  $ 321,868  $  263,758
                                               ---------  ---------  ---------  ----------
Direct operating expenses....................     39,297     30,847    114,533      88,119
Selling, general and administrative
  expenses...................................     30,795     23,901     90,631      71,349
Corporate charges............................      2,851      2,650      8,165       6,969
Depreciation and amortization................     14,413     13,656     42,465      41,559
                                               ---------  ---------  ---------  ----------
Operating income.............................     26,584     21,848     66,074      55,762
Interest expense.............................      9,966     10,230     30,401      30,006
Amortization of deferred financing costs.....        419        372      1,211       1,116
Non-recurring expense of acquired station
  reversal...................................     --         --         (1,059)     --
                                               ---------  ---------  ---------  ----------
Income before taxes and extraordinary income
  (loss) on extinguishment of debt...........     16,199     11,246     35,521      24,640
Provision (benefit) for income taxes.........     (8,928)     2,225    (14,850)      7,583
                                               ---------  ---------  ---------  ----------
Income before extraordinary income (loss) on
  extinguishment of debt.....................     25,127      9,021     50,371      17,057
Extraordinary income (loss) on extinguishment
  of debt....................................     --          2,187     --         (11,182)
                                               ---------  ---------  ---------  ----------
Net income...................................     25,127     11,208     50,371       5,875
Preferred stock dividends....................       (179)    --           (381)     --
                                               ---------  ---------  ---------  ----------
Net income applicable to common stock........  $  24,948  $  11,208  $  49,990  $    5,875
                                               ---------  ---------  ---------  ----------
                                               ---------  ---------  ---------  ----------

Income per share before extraordinary income
  (loss )....................................  $    0.43  $    0.15  $    0.87  $     0.29
Extraordinary income (loss) per share........     --           0.04     --           (0.19)
                                               ---------  ---------  ---------  ----------
Net income per share.........................       0.43       0.19       0.87        0.10
Less preferred stock dividends...............     --         --          (0.01)     --
                                               ---------  ---------  ---------  ----------
Net income per share applicable to common
  stock......................................  $    0.43  $    0.19  $    0.86  $     0.10
                                               ---------  ---------  ---------  ----------
                                               ---------  ---------  ---------  ----------
                                                                                       57,
Weighted average common shares outstanding...  58,011,159 58,011,159 57,791,526    791,526
                                               ---------  ---------  ---------  ----------
                                               ---------  ---------  ---------  ----------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

                                  (UNAUDITED)

2. STATION ACQUISITION

    On October 16, 1997, UTG acquired the assets (excluding the studio building, certain leaseholds, accounts receivable, cash and cash equivalents and any and all rights to the call letters KUZZ-TV) of English-language station KUZZ-TV, Channel 45, in Bakersfield, CA from Buck Owens Production Company, Inc. The purchase price was approximately $14,000,000. The Company plans to continue to operate the station, which is a UPN affiliate, as an English-language station for the near term.

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

    For financial reporting and tax purposes, the Company provided for $229,000 of taxes in 1996. Prior to 1996, no Federal income taxes had been provided.

    At December 31, 1996, the Company had deferred tax assets totaling $86,500,000 and a valuation allowance of $79,500,000, resulting in a net deferred tax asset of $7,000,000. The valuation allowance at December 31, 1996 was deemed necessary based upon the history and accumulation of losses the Company had incurred in the past. During the third quarter of 1997, the Company had income for both book and tax purposes; however, the Company has not determined that it has established a consistent trend of profitability at September 30, 1997. Therefore, at September 30, 1997, the Company has evaluated its deferred taxes and the associated valuation allowance and has determined that a deferred tax asset of approximately $67,700,000 and a valuation allowance of approximately $38,900,000, resulting in a net deferred tax asset of approximately $28,800,000 represents, more likely than not, the tax benefits that will be realized. Realization of any loss carryforwards is contingent upon the Company's generating future taxable income. Going forward, the Company will continue to evaluate if additional deferred tax assets can be realized based on an evaluation of continuing profitability into the future.

4. OPTIONS

    During the three months ended September 30, 1997, 10,000 options were exercised for 10,000 shares of Class A Common Stock resulting in a change to Paid-in-capital of $352,000, which included a tax benefit associated with the transaction of $122,000.

5. UNAUDITED FINANCIAL STATEMENTS

    Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.

6. SUBSEQUENT EVENT

    On October 31, 1997, the Company entered into a non-binding letter of intent with Home Shopping Network, Inc. to form a joint venture to create and operate a live Spanish-language television shopping business intended for distribution in the United States, Latin America and Spain. The terms of a definitive agreement are being negotiated and the United States business is expected to begin operations during the first quarter of 1998.

PART I, ITEM 2

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                   FORM 10-Q
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    The following management's discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements. In particular, Note 1 (ORGANIZATION AND ACQUISITION) to the Condensed Consolidated Financial Statements explains the acquisition of the Network on October 2, 1996, and presents the results of operations of the Company on a pro forma basis for the three and nine months ended September 30, 1996, as if the 1996 acquisition of the Network and related Reorganization had occurred as of January 1, 1996.

RESULTS OF OPERATIONS

    For the three and nine months ended September 30, 1997, the Company's results include the operations of the Network, and as a result, revenues, expenses and other items include the Network for these periods. Consequently, significant variances exist when the results for the three and nine months ended September 30, 1997 are compared to those for the three and nine months ended September 30, 1996. Accordingly, management's discussion and analysis of results of operations for the three and nine months ended September 30, 1997, as compared to September 30, 1996, has been presented on a historical basis and, in addition, on a pro forma basis as described above. Furthermore, the three and nine months ended September 30, 1996 results of operations include the pro forma impact of adjustments for interest expense on the Company's New Bank Facility, amortization of Network goodwill and acquisition-related financing costs and related income tax benefits. The pro forma three and nine months ended September 30, 1996 results of operations are not necessarily indicative of what would have occurred if the Network acquisition had taken place on January 1, 1996.

    As a result of the Reorganization, the Company's major assets are its investments in UTG and the Network, from which substantially all of its revenues are derived. UTG's net revenues are derived from the owned and operated stations (the "O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. The Network's net revenues include gross advertising revenues generated from the sale of Network advertising, net of agency commissions and station compensation to the Affiliated Stations. Also included in net revenues are Galavision's gross advertising revenues, net of agency commissions, its subscriber fee revenues and other miscellaneous revenues.

    Direct operating expenses consist of programming, news and general operating costs.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                   FORM 10-Q
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1997 ("1997") COMPARED TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 1996 ("1996")

    The following table sets forth selected data from the operating results of the Company for the nine months ended September 30, 1997 and 1996 on a historical and pro forma basis (in thousands) (unaudited):

                                                            HISTORICAL                        ACTUAL/PRO FORMA
                                                      ----------------------               ----------------------
                                                         1997        1996                     1997        1996
                                                      ----------  ----------               ----------  ----------
                                                        ACTUAL      ACTUAL    % INCREASE     ACTUAL    PRO FORMA   % INCREASE
                                                      ----------  ----------  -----------  ----------  ----------  -----------
Net revenues........................................  $  321,868  $  139,882       130.1%  $  321,868  $  263,758        22.0%
Direct operating expenses...........................     114,725      24,737       363.8%     114,725      88,266        30.0%
Selling, general and administrative expenses........      98,604      50,554        95.0%      98,604      78,171        26.1%
Depreciation and amortization.......................      42,465      26,057        63.0%      42,465      41,559         2.2%
                                                      ----------  ----------       -----   ----------  ----------         ---
Operating income....................................  $   66,074  $   38,534        71.5%  $   66,074  $   55,762        18.5%
                                                      ----------  ----------       -----   ----------  ----------         ---
                                                      ----------  ----------       -----   ----------  ----------         ---
Other Data:
  Broadcast cash flow...............................  $  116,704  $   69,874        67.0%  $  116,704  $  104,290        11.9%
  Corporate charges.................................       8,165       5,283        54.6%       8,165       6,969        17.2%
                                                      ----------  ----------       -----   ----------  ----------         ---
  EBITDA............................................  $  108,539  $   64,591        68.0%  $  108,539  $   97,321        11.5%
                                                      ----------  ----------       -----   ----------  ----------         ---
                                                      ----------  ----------       -----   ----------  ----------         ---

    REVENUES. Net revenues increased to $321,868,000 for the nine months ended September 30, 1997 from $139,882,000 for the same period in 1996, an increase of $181,986,000 or 130.1%. The acquisition of the Network accounted for $146,725,000 or 80.6% of the increase, and the O&Os and Galavision accounted for $29,395,000 or 16.2% and $5,866,000 or 3.2%, respectively. Had the Network been owned since January 1, 1996, net revenues would have been $263,758,000 in 1996 compared to $321,868,000 in 1997, an increase of $58,110,000 or 22.0%. The increase is due to higher net revenues of $29,395,000 at the O&Os, $24,596,000 at the Network and $4,119,000 related to Galavision, which was acquired by the Network on June 30, 1996. The O&Os' increase, which was due to an increase of approximately 15% in spots sold and an 11% increase in the price for advertising spots, was primarily derived from Los Angeles, Miami, Chicago, New York and Houston, with increases at all other O&Os. The Network's increase is due to an increase of approximately 20% in the price of advertising spots, offset in part by a decrease in volume of approximately 5%.

    EXPENSES. Direct operating expenses, before the reduction of corporate charges of $192,000 and $147,000 for the nine months ended September 30, 1997 and 1996, respectively, increased to $114,725,000 in 1997 from $24,737,000 in 1996, an increase of $89,988,000 or 363.8%. The acquisition of the Network accounted for $85,808,000 or 95.4% of the increase, and the O&Os and Galavision accounted for $2,357,000 or 2.6% and $1,823,000 or 2.0%, respectively. Had the Network been owned since January 1, 1996, direct operating expenses, before the reduction of corporate charges, would have been $88,266,000 in 1996 compared to $114,725,000 in 1997, an increase of $26,459,000 or 30.0%. The increase is primarily due to higher license fees of $16,074,000. As a result of the Company's Offering in September 1996 and its subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 9.7% to 13.0% of net revenues for the nine months ended September 30, 1996 and 1997, respectively. The new morning show, DESPIERTA AMERICA, which began airing mid-April 1997 and generated revenues of approximately $5,000,000, accounted for approximately $2,300,000 (including start-up costs of approximately $560,000) of the total

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                   FORM 10-Q
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

increase in programming costs over 1996. The remainder of the increase is due primarily to higher technical and news costs and $1,403,000 of costs related to Galavision. Had the Network been owned since January 1, 1996, direct operating expenses, as a percentage of net revenues, would have increased to 35.6% in 1997 from 33.5% in 1996.

    Selling, general and administrative expenses, before the reduction of corporate charges of $7,973,000 and $5,136,000 for the nine months ended September 30, 1997 and 1996, respectively, increased to $98,604,000 in 1997 from $50,554,000 in 1996, an increase of $48,050,000 or 95.0%. The acquisition of the Network accounted for $30,654,000 or 63.8% of the increase, and the O&Os and Galavision accounted for $13,203,000 or 27.5% and $4,193,000 or 8.7%, respectively. Had the Network been owned since January 1, 1996, selling, general and administrative expenses, before the reduction of corporate charges, would have been $78,171,000 in 1996 compared to $98,604,000 in 1997, an increase of $20,433,000 or 26.1%. The increase is due in large part to increased selling costs at the O&Os and the Network of $7,417,000 associated with increased sales and staff levels, a charge of approximately $1,500,000 for costs associated with management changes and increased research costs of $547,000, all of which are consistent with the Company's strategy of investing in sales management and research. Furthermore, there were compensation costs of approximately $2,000,000 related to new and existing senior management positions, a charge for costs associated with other management changes of approximately $2,000,000 and the 1996 expenses being reduced by $1,200,000 as a result of a litigation reserve reversal. The acquisition of Galavision accounted for $3,016,000. Had the Network been owned since January 1, 1996, selling, general and administrative expenses, as a percentage of net revenues, would have increased to 30.6% in 1997 from 29.6% in 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $42,465,000 in 1997 from $26,057,000 in 1996, an increase of $16,408,000 or
63.0%. The acquisition of the Network accounted for $6,249,000 or 38.1% of the increase, and the O&Os and Galavision accounted for $9,138,000 or 55.7% and $1,021,000 or 6.2%, respectively. On a proforma basis, depreciation and amortization would have been $41,559,000 in 1996 compared to $42,465,000 in 1997, an increase of $906,000 or 2.2%. The increase is due primarily to an increase in depreciation related to increased capital expenditures and the acquisition of Galavision, offset in part by a decrease in goodwill amortization.

    OPERATING INCOME. As a result of the above factors, operating income increased to $66,074,000 in 1997 from $38,534,000 in 1996, an increase of $27,540,000 or 71.5%. The acquisition of the Network accounted for $24,014,000 of the increase, the O&Os accounted for $4,697,000 and Galavision accounted for a decrease in operating income of $1,171,000. On a proforma basis, operating income would have been $55,762,000 in 1996 compared to $66,074,000 in 1997, an increase of $10,312,000 or 18.5%, and as a percentage of net revenues, operating income would have decreased from 21.1% in 1996 to 20.5% in 1997.

    INTEREST EXPENSE. Interest expense decreased to $30,401,000 in 1997 from $32,206,000 in 1996, a decrease of $1,805,000 or 5.6%. On a pro forma basis, interest expense was $30,006,000 in 1996 compared to $30,401,000 in 1997, an increase of $395,000 or 1.3%. The increase is due primarily to higher borrowings during 1997 as compared to 1996, partially offset by lower interest rates in 1997.

    MINORITY INTEREST. For the nine months ended September 30, 1996, the Company reported minority interest income of $1,851,000, consisting of the minority interest in the net income of subsidiary of $1,869,000 and preferred stock dividend expense attributable to minority stockholders of $18,000. The minority interest was acquired as part of the Reorganization during 1996. On a pro forma basis, minority interest is eliminated from the 1996 operating results of the Company.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                   FORM 10-Q
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

    PROVISION (BENEFIT) FOR INCOME TAXES. For the nine months ended September 30, 1997, the Company reported an income tax benefit of $14,850,000 compared to an income tax provision of $2,235,000 for the nine months ended September 30, 1996. On a pro forma basis, the Company reported an income tax benefit of $14,850,000 for the nine months ended September 30, 1997, and an income tax provision of $7,583,000 for the nine months ended September 30, 1996. The 1997 tax benefit results from the recognition of deferred tax assets that management believes, more likely than not, will be realized due to the Company's generating income in its current and future periods. The provision for income taxes included in the nine months ended September 30, 1996 pro forma income statement is based on an effective tax rate of 40%. This tax provision, presented on a pro forma basis, is offset by an income tax benefit arising from the January 1, 1996 loss on extinguishment of debt (see Extraordinary Loss).

    INCOME BEFORE EXTRAORDINARY ITEMS. As a result of the above factors, income before extraordinary items increased to $50,371,000 in 1997 from $3,352,000 in 1996, an increase of $47,019,000. On a pro forma basis, income before extraordinary items increased to $50,371,000 in 1997 from $17,057,000 in 1996, an increase of $33,314,000.

    EXTRAORDINARY LOSS. During the nine months ended September 30, 1996, UTG purchased at a premium $24,425,000 face amount of its 11 3/4% Senior Subordinated Notes due 2001. The purchases resulted in an extraordinary loss of $2,112,000, including the write-off of the related deferred financing costs. The remaining face amount of the Senior Subordinated Notes of $67,625,000 was defeased, resulting in an extraordinary loss of $11,597,000, including the write-off of the remaining related financing costs of $8,946,000. The related income tax benefit associated with the extraordinary losses was $2,151,000, resulting in a net extraordinary loss during the nine months ended September 30, 1996 of $11,558,000. On a pro forma basis, the Senior Subordinated Notes with a total face amount of $92,050,000 are assumed to be defeased at January 1, 1996, generating an extraordinary loss of $11,182,000, including a related tax benefit of $7,455,000 for the nine months ended September 30, 1996.

    NET INCOME (LOSS). As a result of the above factors, net income increased to $50,371,000 in 1997 from a net loss of $8,206,000 in 1996, an improvement of $58,577,000. On a pro forma basis, net income increased to $50,371,000 in 1997 from $5,875,000 in 1996, an increase of $44,496,000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $116,704,000 in 1997 from $69,874,000 in 1996, an increase of $46,830,000 or 67.0%. The acquisition of the Network accounted for $32,332,000 of the increase, the O&Os accounted for $14,648,000 of the increase and Galavision accounted for a decrease in broadcast cash flow of $150,000. Had the Network been owned since January 1, 1996, broadcast cash flow would have been $104,290,000 in 1996 compared to $116,704,000 in 1997, an increase of $12,414,000 or 11.9%, and as a percentage of net revenues, broadcast cash flow would have decreased from 39.5% in 1996 to 36.3% in 1997.

    As a result of the Company's Offering in September 1996 and its subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 9.7% to 13.0% of net revenues for the nine months ended September 30, 1996 and 1997, respectively. Had the revised license fee been in effect in 1996, the license fee would have increased by $9,371,000 and broadcast cash flow would have been $94,919,000 in 1996. On a year to year basis, broadcast cash flow would have increased by $21,785,000 or 23.0%, from $94,919,000 in 1996 to
$116,704,000 in 1997, and as a percentage of net revenues, broadcast cash flow would have increased from 36.0% in 1996 to 36.3% in 1997.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                   FORM 10-Q
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

    CORPORATE CHARGES. Corporate charges increased to $8,165,000 in 1997 from $5,283,000 in 1996, an increase of $2,882,000 or 54.6%. The acquisition of the Network accounted for $2,069,000 or 71.8% of the increase and the O&Os accounted for $813,000 or 28.2%. Had the Network been owned since January 1, 1996, corporate charges would have been $6,969,000 in 1996 compared to $8,165,000 in 1997, an increase of $1,196,000 or 17.2%. The increase is primarily due to costs associated with being a public company and increased staffing costs, and as a percentage of net revenues, corporate charges would have decreased from 2.6% in 1996 to 2.5% in 1997.

    EBITDA.  EBITDA increased to $108,539,000 in 1997 from $64,591,000 in 1996, an increase of $43,948,000 or 68.0%. The acquisition of the Network accounted for $30,263,000 of the increase, the O&Os accounted for $13,835,000 of the increase and Galavision accounted for a decrease in EBITDA of $150,000. Had the Network been owned since January 1, 1996, EBITDA would have been $97,321,000 in 1996 compared to $108,539,000 in 1997, an increase of $11,218,000 or 11.5%, and as a percentage of net revenues, EBITDA would have decreased from 36.9% in 1996 to 33.7% in 1997.

    As explained in Broadcast Cash Flow, had the revised license fee been in effect in 1996, the license fee would have increased by $9,371,000 and EBITDA would have been $87,950,000 in 1996. On a year to year basis, EBITDA would have increased by $20,589,000 or 23.4%, from $87,950,000 in 1996 to $108,539,000 in
1997, and as a percentage of net revenues, EBITDA would have increased from 33.3% in 1996 to 33.7% in 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1997 ("1997") COMPARED TO THE THREE MONTHS
  ENDED SEPTEMBER 30, 1996 ("1996")

    The following table sets forth selected data from the operating results of the Company for the three months ended September 30, 1997 and 1996 on a historical and pro forma basis (in thousands) (unaudited):

                                                            HISTORICAL                        ACTUAL/PRO FORMA
                                                       ---------------------               -----------------------
                                                          1997       1996                     1997        1996
                                                       ----------  ---------               ----------  -----------
                                                         ACTUAL     ACTUAL    % INCREASE     ACTUAL     PRO FORMA   % INCREASE
                                                       ----------  ---------  -----------  ----------  -----------  -----------
Net revenues.........................................  $  113,940  $  48,462       135.1%  $  113,940   $  92,902         22.6%
Direct operating expenses............................      39,368      8,372       370.2%      39,368      30,895         27.4%
Selling, general and administrative expenses.........      33,575     16,460       104.0%      33,575      26,503         26.7%
Depreciation and amortization........................      14,413      8,909        61.8%      14,413      13,656          5.5%
                                                       ----------  ---------       -----   ----------  -----------         ---
Operating income.....................................  $   26,584  $  14,721        80.6%  $   26,584   $  21,848         21.7%
                                                       ----------  ---------       -----   ----------  -----------         ---
                                                       ----------  ---------       -----   ----------  -----------         ---
Other Data:
  Broadcast cash flow................................  $   43,848  $  25,718        70.5%  $   43,848   $  38,154         14.9%
  Corporate charges..................................       2,851      2,088        36.5%       2,851       2,650          7.6%
                                                       ----------  ---------       -----   ----------  -----------         ---
  EBITDA.............................................  $   40,997  $  23,630        73.5%  $   40,997   $  35,504         15.5%
                                                       ----------  ---------       -----   ----------  -----------         ---
                                                       ----------  ---------       -----   ----------  -----------         ---

    REVENUES. Net revenues increased to $113,940,000 for the three months ended September 30, 1997 from $48,462,000 for the same period in 1996, an increase of $65,478,000 or 135.1%. The acquisition of the Network accounted for $51,437,000 or 78.6% of the increase, and the O&Os and Galavision accounted for $12,049,000 or 18.4% and $1,992,000 or 3.0%, respectively. Had the Network been owned since January 1, 1996, net revenues would have been $92,902,000 in 1996 compared to $113,940,000 in 1997, an increase of

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                   FORM 10-Q
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

$21,038,000 or 22.6%. The increase is due to higher net revenues of $12,049,000 at the O&Os, $8,744,000 at the Network and $245,000 related to Galavision. The O&Os' increase, which was due to an increase of approximately 16% in spots sold and a 11% increase in the price of advertising spots, was primarily derived from Los Angeles, Miami, Chicago, San Francisco and New York, with increases at all other O&Os. The Network's increase is due to an increase of approximately 14% in the price of advertising spots and an increase in volume of approximately 2%.

    EXPENSES. Direct operating expenses, before the reduction of corporate charges of $71,000 and $49,000 for the three months ended September 30, 1997 and 1996, respectively, increased to $39,368,000 in 1997 from $8,372,000 in 1996, an increase of $30,996,000 or 370.2%. The acquisition of the Network accounted for $29,398,000 or 94.8% of the increase, and the O&Os and Galavision accounted for $995,000 or 3.3% and $603,000 or 1.9%, respectively. Had the Network been owned since January 1, 1996, direct operating expenses, before the reduction of corporate charges, would have been $30,895,000 in 1996 compared to $39,368,000 in 1997, an increase of $8,473,000 or 27.4%. The increase is primarily due to higher license fees of $5,340,000. As a result of the Company's Offering in September 1996 and its subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 10.2% to 13.0% of net revenues for the three months ended September 30, 1996 and 1997, respectively. The new morning show, DESPIERTA AMERICA, which began airing mid-April 1997 and generated net revenues of approximately $2,800,000, accounted for approximately $900,000 of the total increase in programming costs over 1996. The remainder of the increase is due primarily to higher technical and news costs. Had the Network been owned since January 1, 1996, direct operating expenses, as a percentage of net revenues, would have increased to 34.6% in 1997 from 33.3% in 1996.

    Selling, general and administrative expenses, before the reduction of corporate charges of $2,780,000 and $2,039,000 for the three months ended September 30, 1997 and 1996, respectively, increased to $33,575,000 in 1997 from $16,460,000 in 1996, an increase of $17,115,000 or 104.0%. The acquisition of the Network accounted for $10,289,000 or 60.1% of the increase, and the O&Os and Galavision accounted for $5,522,000 or 32.3% and $1,304,000 or 7.6%, respectively. Had the Network been owned since January 1, 1996, selling, general and administrative expenses, before the reduction of corporate charges, would have been $26,503,000 in 1996 compared to $33,575,000 in 1997, an increase of $7,072,000 or 26.7%. The increase is due in large part to increased selling costs of $3,066,000 associated with increased sales and staff levels, a charge of approximately $1,500,000 for costs associated with management changes and increased research costs of $154,000, all of which are consistent with the Company's strategy of investing in sales management and research. Furthermore, there were compensation costs of approximately $500,000 related to new and existing senior management positions, a charge for costs associated with other management changes of approximately $1,500,000 and the 1996 expenses being reduced by $1,200,000 as a result of a litigation reserve reversal. Had the Network been owned since January 1, 1996, selling, general and administrative expenses, as a percentage of net revenues, would have increased to 29.5% in 1997 from 28.5% in 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $14,413,000 in 1997 from $8,909,000 in 1996, an increase of $5,504,000 or 61.8%.
The acquisition of the Network accounted for $2,068,000 or 37.6% of the increase, and the O&Os and Galavision accounted for $3,101,000 or 56.3% and $335,000 or 6.1%, respectively. On a pro forma basis, depreciation and amortization would have been $13,656,000 in 1996 compared to $14,413,000 in 1997, an increase of $757,000 or 5.5%. The increase is due primarily to an increase in depreciation related to increased capital expenditures and an increase in goodwill amortization.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                   FORM 10-Q
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

    OPERATING INCOME. As a result of the above factors, operating income increased to $26,584,000 in 1997 from $14,721,000 in 1996, an increase of $11,863,000 or 80.6%. The acquisition of the Network accounted for $9,683,000 of the increase, the O&Os accounted for an increase of $2,431,000 and Galavision accounted for a decrease of $251,000. On a pro forma basis, operating income would have been $21,848,000 in 1996 compared to $26,584,000 in 1997, an increase of $4,736,000 or 21.7%, and as a percentage of net revenues, operating income would have decreased from 23.5% in 1996 to 23.3% in 1997.

    INTEREST EXPENSE. Interest expense decreased to $9,966,000 in 1997 from $11,905,000 in 1996, a decrease of $1,939,000 or 16.3%. On a pro forma basis, interest expense was $10,230,000 in 1996 compared to $9,966,000 in 1997, a decrease of $264,000 or 2.6%. The decrease is due primarily to lower interest rates in 1997, partially offset by higher borrowings during 1997 as compared to 1996.

    MINORITY INTEREST. For the three months ended September 30, 1996, the Company reported minority interest income of $2,124,000, consisting of the minority interest in the net income of subsidiary of $2,052,000 and preferred stock dividend income attributable to minority stockholders of $72,000. The minority interest was acquired as part of the Reorganization during 1996. On a pro forma basis, minority interest is eliminated from the 1996 operating results of the Company.

    PROVISION (BENEFIT) FOR INCOME TAXES. For the three months ended September 30, 1997, the Company reported an income tax benefit of $8,928,000 compared to an income tax provision of $1,639,000 for the three months ended September 30, 1996. On a pro forma basis, the Company reported an income tax benefit of $8,928,000 for the three months ended September 30, 1997 compared to an income tax provision of $2,225,000 for the three months ended September 30, 1996. The 1997 tax benefit results from the recognition of deferred tax assets that management believes, more likely than not, will be realized due to the Company's generating income in its current and future periods. The provision for income taxes included in the three months ended September 30, 1996 pro forma income statement is based on an effective tax rate of 40%. This tax provision, presented on a pro forma basis, is offset by an income tax benefit arising from the January 1, 1996 loss on extinguishment of debt (see Extraordinary Loss).

    INCOME BEFORE EXTRAORDINARY ITEMS. As a result of the above factors, income before extraordinary items increased to $25,127,000 in 1997 from $2,458,000 in 1996, an increase of $22,669,000. On a pro forma basis, income before extraordinary items increased to $25,127,000 in 1997 from $9,021,000 in 1996, an increase of $16,106,000.

    EXTRAORDINARY LOSS. During the three months ended September 30, 1996, UTG purchased at a premium $11,775,000 face amount of its 11 3/4% Senior Subordinated Notes due 2001. The purchase resulted in an extraordinary loss of $931,000, including the write-off of the related deferred financing costs. The remaining face amount of the Senior Subordinated Notes of $67,625,000 was defeased, resulting in an extraordinary loss of $11,597,000, including the write-off of the remaining related financing costs of $8,946,000. The related income tax benefit associated with the extraordinary losses was $1,615,000, resulting in a net extraordinary loss during the three months ended September 30, 1996 of $10,913,000. On a pro forma basis, the Senior Subordinated Notes with a total face amount of $92,050,000 are assumed to be defeased at January 1, 1996, generating an extraordinary loss before taxes of $18,637,000. The related tax benefit of $7,455,000 on the extraordinary loss for the nine months ended September 30, 1996 was recorded as taxable income became available during the three months ended June 30, 1996 and September 30, 1996 of $5,268,000 and $2,187,000, respectively.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                   FORM 10-Q
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

    NET INCOME. As a result of the above factors, net income increased to $25,127,000 in 1997 from a net loss of $8,455,000 in 1996, an improvement of $33,582,000. On a pro forma basis, net income increased to $25,127,000 in 1997 from $11,208,000 in 1996, an increase of $13,919,000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $43,848,000 in 1997 from $25,718,000 in 1996, an increase of $18,130,000 or 70.5%. The acquisition of the Network accounted for $12,458,000 or 68.7% of the increase, and the O&Os accounted for $5,587,000 or 30.8% and Galavision accounted for $85,000 or 0.5%. Had the Network been owned since January 1, 1996, broadcast cash flow would have been $38,154,000 in 1996 compared to $43,848,000 in 1997, an increase of
$5,694,000 or 14.9%, and as a percentage of net revenues, broadcast cash flow would have decreased from 41.1% in 1996 to 38.5% in 1997.

    As a result of the Company's Offering in September 1996 and its subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 10.2% to 13.0% of net revenues for the three months ended September 30, 1996 and 1997, respectively. Had the revised license fee been in effect in 1996, the license fee would have increased by $2,871,000 and broadcast cash flow would have been $35,283,000 in 1996. On a year to year basis, broadcast cash flow would have increased by $8,565,000 or 24.3%, from $35,283,000 in 1996 to
$43,848,000 in 1997, and as a percentage of net revenues, broadcast cash flow would have increased from 38.0% in 1996 to 38.5% 1997.

    CORPORATE CHARGES. Corporate charges increased to $2,851,000 in 1997 from $2,088,000 in 1996, an increase of $763,000 or 36.5%. The acquisition of the Network accounted for $708,000 or 92.8% of the increase and the O&Os accounted for $55,000 or 7.2%. Had the Network been owned since January 1, 1996, corporate charges would have been $2,650,000 in 1996 compared to $2,851,000 in 1997, an increase of $201,000 or 7.6%. The increase is primarily due to costs associated with being a public company in 1997 and increases in compensation costs, and as a percentage of net revenues, corporate charges would have decreased from 2.9% in 1996 to 2.5% in 1997.

    EBITDA.  EBITDA increased to $40,997,000 in 1997 from $23,630,000 in 1996, an increase of $17,367,000 or 73.5%. The acquisition of the Network accounted for $11,750,000 or 67.7% of the increase, the O&Os accounted for $5,532,000 or 31.9% and Galavision accounted for $85,000 or 0.4%. Had the Network been owned since January 1, 1996, EBITDA would have been $35,504,000 in 1996 compared to $40,997,000 in 1997, an increase of $5,493,000 or 15.5%, and as a percentage of net revenues, EBITDA would have decreased from 38.2% in 1996 to 36.0% in 1997.

    As explained in Broadcast Cash Flow, had the revised license fee been in effect in 1996, the license fee would have increased by $2,871,000 and EBITDA would have been $32,633,000 in 1996. On a year to year basis, EBITDA would have increased by $8,364,000 or 25.6%, from $32,633,000 in 1996 to $40,997,000 in
1997, and as a percentage of net revenues, EBITDA would have increased from 35.1% in 1996 to 36.0% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include UTG, the Network and Galavision, totaled $21,711,000 and $14,472,000 for the nine months ended September 30, 1997 and 1996, respectively. These amounts exclude

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                   FORM 10-Q
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

the capitalized transponder lease obligations of the Network. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of upgrading and relocating several of its television station facilities. Furthermore, during the next few years, the Company will also make an investment in digital technology. The amount of this investment has not been quantified as the Company is in the process of determining the options available to it. Capital spending in 1997, including a carryover from 1996 of approximately $10,000,000 due to timing of certain projects, will approximate $35,000,000. Capital spending in 1998 is expected to approximate $40,000,000, of which approximately $20,000,000 relates to new facilities required for the Sacramento, Bakersfield and Phoenix stations and several transmitter and tower replacements. Capital spending in 1999 is expected to approximate $15,000,000.

    The New Bank Facility consists of a $400 million amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003 and a $200 million reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date.

    The New Bank Facility permits the lenders thereunder to advance up to an additional $250 million of term loans (the "Incremental Facility"), although the Company has not requested and there are no commitments at this time to lend any such additional amounts.

    The Term Facility amortizes quarterly with $40 million required to be repaid during 1997. The Revolving Credit Facility has quarterly scheduled reductions in availability beginning in 1999. If any loans are made available under the Incremental Facility, such loans will be amortized beginning on March 31, 1999 and are required to be repaid in full on or before August 31, 2004.

    Loans made under the New Bank Facility bear interest rates, which include interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. Furthermore, there are no interest rate margins applicable to prime rate loans. At September 30, 1997, the interest rate applicable to the Company's Eurodollar loans was 6.32%, which includes an interest rate margin cost of 0.60% and the interest rate applicable to all prime rate loans was 8.50%.

    On October 16, 1997, the Company acquired KUZZ-TV, Channel 45, in Bakersfield, CA for approximately $14,000,000, which was funded with cash flow from operations and the Company's existing bank facility. Immediately after the acquisition, the FCC authorized a change in the call letters of the station to KUVI.

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

    As a result of net operating loss carryforwards attributable to the Acquisition, net operating losses since the Acquisition, tax consequences of the Reorganization, other timing differences and 1997 year to date book taxable income, the Company has available a deferred tax asset of approximately $67,700,000 to offset future taxes payable arising from operations. In addition, at September 30, 1997, the Company has approximately $543,000,000 of net remaining intangible assets that will be expensed over the next 20 years for financial reporting purposes that will not be deductible for tax purposes.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                   FORM 10-Q
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

    The Company finalized the fees payable to a Televisa subsidiary for the Spanish-language broadcast rights in the U.S. to all 64 of the 1998 World Cup Soccer Championship Games. The terms call for a fixed payment of $25,000,000 in four equal installments during May, June, August and September 1998. In addition to these payments and consistent with past coverage of the World Cup Games, the Company will be responsible for all costs associated with advertising, promotion, and broadcast of the World Cup Games, as well as the production of certain television programming related to the games. The funds for these payments are expected to come from income from operations and/or borrowings from existing bank facilities.

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

                                UNIVISION COMMUNICATIONS INC.
                                (Registrant)

                                By:             /s/ GEORGE W. BLANK
                                     -----------------------------------------
                                                  George W. Blank
November 13, 1997                           EXECUTIVE VICE PRESIDENT AND
Los Angeles, California                       CHIEF FINANCIAL OFFICER