Form 10-K
period 1997-12-31
UNIVISION COMMUNICATIONS INC
filed 1998-03-13
CIK 1017008

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                                              NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                    ON WHICH REGISTERED
  Class A Common Stock, Par Value                            New York Stock Exchange
               $.01

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

There were 46,095,726 shares of Class A Common Stock, $.01 par value, outstanding as of February 13, 1998. The aggregate market value of the Class A Common Stock of the Company held by non-affiliates on February 13, 1998 was approximately $1,800,000,000. This calculation does not include the value of any of the outstanding shares of Class P, Class T or Class V Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1998 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

GLOSSARY ..................................................................................................           2

PART I
Item 1.             Business...............................................................................           4
                    The Hispanic Audience in the United States.............................................           5
                    Hispanic Audience Research.............................................................           6
                    Ratings................................................................................           7
                    The Network............................................................................           9
                    Galavision Network.....................................................................          12
                    Programming............................................................................          12
                    Program License Agreements.............................................................          13
                    The O&Os...............................................................................          15
                    Advertising............................................................................          18
                    Marketing..............................................................................          19
                    Competition............................................................................          19
                    Material Patents, Trademarks, Licenses, Franchises and Concessions.....................          20
                    Employees..............................................................................          20
                    Federal Regulation and New Technologies................................................          21
Item 2.             Properties.............................................................................          26
Item 3.             Legal Proceedings......................................................................          26
Item 4.             Submission of Matters to a Vote of Security Holders....................................          26

PART II
Item 5.             Market for Registrant's Common Equity and Related Stockholder Matters..................          28
Item 6.             Selected Financial Data................................................................          29
Item 7.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.............................................................................          31
Item 8.             Financial Statements and Supplementary Data............................................          39
Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosures............................................................................          39

PART III
Item 10.            Directors and Executive Officers of the Registrant.....................................          40
Item 11.            Executive Compensation.................................................................          40
Item 12.            Security Ownership of Certain Beneficial Owners and Management.........................          40
Item 13.            Certain Relationships and Related Transactions.........................................          40

PART IV
Item 14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K........................          41

    UNLESS OTHERWISE INDICATED, ALL INFORMATION IN THIS REPORT REGARDING THE OPERATIONS OF THE UNIVISION AFFILIATES IS PRESENTED AS OF DECEMBER 31, 1997, AND REFLECTS THE TWO-FOR-ONE STOCK SPLIT EFFECTED BY THE COMPANY ON JANUARY 12, 1998.

                                    GLOSSARY

    THE FOLLOWING IS A SUMMARY OF CERTAIN INFORMATION CONTAINED ELSEWHERE IN THIS REPORT AND IS QUALIFIED IN ITS ENTIRETY BY THE MORE DETAILED INFORMATION AND FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

    The following terms are used in this report to refer to the companies and operations indicated:

    "Acquisition" means the December 1992 acquisition of the Network and UTG (excluding the Chicago Houston, Sacramento and Bakersfield O&Os) by Perenchio, Televisa and Venevision.

    "Affiliated Stations" means the 10 full-power and 17 low-power television stations with which the Company has Affiliation Agreements.

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

    "Cable Affiliates" means the approximately 835 cable television systems with which Univision has Affiliation Agreements. These cable television systems retransmit the Network satellite signal and are not located in DMAs where the Company has full-power Broadcast Affiliates.

    "Combined Net Time Sales" means time sales of both UTG and the Network from broadcasting, including barter and trade and television subscription revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation and taxes other than withholding taxes.

    "DMA" means a designated market area.

    "DRI Study" means the Company-commissioned study published by the econometric firm DRI/ McGraw Hill in 1995.

    "EBITDA" means earnings before interest, taxes, depreciation and amortization.

    "Entravision" means Entravision Communications Company, LLC, which owns 10 of the Company's Affiliated Stations.

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

    "Nielsen" means Nielsen Media Research which publishes television ratings, audience share and demographic information.

    "Old Bank Facility" means UTG's old bank credit agreement that was terminated as part of the Reorganization.

    "O&Os" means the 13 full-power and eight low-power television stations owned and operated by the Company.

    "Offering" means the sale of 18,791,000 shares of Class A Common Stock by the Company in its initial public offering consummated on October 2, 1996.

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

                                     PART I

ITEM 1. BUSINESS

    Univision is the leading Spanish-language television broadcaster in the U.S., reaching more than 92% of all Hispanic Households and having an approximate 83% share of the U.S. Spanish-language network television audience in 1997. The Company's Network, which is the most watched television network (English-or Spanish-language) among Hispanic Households, provides the Univision Affiliates with 24 hours per day of Spanish-language programming with a prime time schedule of substantially all first run programming (i.e., no reruns) throughout the year. As a leading, vertically-integrated television broadcaster, Univision owned and operated 13 full-power (12 of which are affiliated with the Univision Network) and eight low-power UHF stations as of December 31, 1997 representing approximately 80% of its Network broadcast distribution. These full-power O&Os are located in 12 of the top 15 DMAs in terms of numbers of Hispanic Households-Los Angeles, New York, Miami, San Francisco, Chicago, Houston, San Antonio, Dallas, Fresno, Phoenix, Sacramento and Albuquerque. As of December 31, 1997, the Company had Affiliation Agreements with an additional 10 full-power and 17 low-power Affiliated Stations and approximately 835 Cable Affiliates. Each of the Company's full-power O&Os and Affiliated Stations ranks first in Spanish-language television viewership in its DMA. The Company also owns Galavision, a Spanish-language cable network that had approximately 2.5 million Hispanic subscribers, representing approximately 57% of all Hispanic Households that subscribed to cable television in 1997.

    The Company believes that the breadth and diversity of its programming provides it with a competitive advantage over both Spanish-language broadcasters and English-language broadcasters in appealing to Hispanic viewers. The Company's programming is similar to that of major English-language networks and includes NOVELAS (long-term mini-series), national and local newscasts, variety shows, children's programming, mini-series, musical specials, movies, sporting events and public affairs programs. The Televisa Program License Agreement provides the Company with long-term access to first-rate programming produced by Televisa. Televisa-produced NOVELAS are popular throughout the world and are among the Company's highest rated programs. Univision also produces a variety of programs specifically tailored to meet the tastes, preferences and information needs of the Hispanic audience, including national and local news and the highly successful programs SABADO GIGANTE, CRISTINA AND PRIMER IMPACTO. The Company's newest program, a three-hour morning show, DESPIERTA AMERICA--"Wake Up America"--broadcasts news, talk and current events nationally, Monday through Friday from 7:00 to 10:00 a.m. The Company has also televised World Cup Soccer since 1978, including the widely watched 1994 World Cup, and in 1996 began televising the Sunday "Game of the Week" for Major League Soccer. In early 1997, the Company reached an agreement to broadcast all 64 games of the next World Cup, to be played in France in the summer of 1998. On October 31, 1997, the Company entered into a non-binding letter of intent with Home Shopping Network, Inc. to form a joint venture to create and operate a live Spanish-language television shopping business intended for distribution in the United States, Latin America, Portugal and Spain. The terms of a definitive agreement are being negotiated, and the United States business is expected to begin operations in the first half of 1998.

    In 1992, Perenchio, Televisa and Venevision formed the Company and UNHP, which acquired UTG and the Network, respectively, in the Acquisition. Mr. Perenchio has over 25 years of experience in the U.S. media and communications industry and has been the chief executive officer or owner of a number of successful entities, including Chartwell Artists, Tandem Productions, Inc., Embassy Communications and Loews Theaters. Mr. Perenchio also owned and operated Spanish-language television stations in Los Angeles and New York from 1975 to 1986. Televisa, which is the world's largest producer of Spanish-language television programs, is the leading media and entertainment company in Mexico with an approximate 75% share of Mexico's viewing audience. Venevision is Venezuela's leading television network with an approximate 57% share of its viewing audience.

    Since the Acquisition, the Company's operating performance has improved significantly with net revenues and EBITDA increasing to $459.7 million and $163.1 million, respectively, for the year ended December 31, 1997, representing compound annual growth rates of 17% and 30%, respectively, from the 1992 operating results of the Company and its predecessor. In addition, from November 1992 to November 1997 the Company increased its audience share of Spanish-language network television viewing from 57% to 83% and increased its share of the 20 most widely watched programs among Hispanic Households from 30% to 100%.

    Univision attributes its success to several factors, including emphasis on popular, high quality programming produced by Televisa and Univision, contracting with Nielsen to develop more accurate, credible rating systems to measure Hispanic audience viewership, increasing acceptance by advertisers of Spanish-language television, continued growth of the Hispanic audience and the strengthening of its management team with executives and sales managers with extensive English-language television and advertising experience.

    The Company acquired full-power stations in two important markets, Chicago and Houston, in 1994 and one important market in 1997, Sacramento, and has used its management expertise, programming and brand identity to substantially improve the Company's performance in Chicago and Houston. The Company has also purchased a station in Bakersfield, California but does not intend to convert it to a Univision Affiliate in the near term. In addition, the Company has purchased a $10.0 million convertible promissory note from Entravision that is convertible into an approximate 25% equity interest in Entravision. Entravision owns 10 of the Affiliated Stations, and has an agreement to acquire another. The 11 stations would represent approximately 14% of the Network's broadcast distribution. To complement and capitalize on the Company's existing business and management strengths, the Company expects to explore both Spanish-language television and other media acquisition opportunities.

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

    HISPANIC POPULATION GROWTH AND CONCENTRATION. The Company's audience consists almost exclusively of Hispanics, one of the most rapidly growing segments of the U.S. population. The 1998 Hispanic population is estimated to be
30.5 million (11.3% of the total U.S. population), an increase of 28.7% from
23.7 million (9.5% of the total U.S. population) in 1990. The overall Hispanic population is growing at approximately five times the rate of the non-Hispanic U.S. population and is expected to grow to 32.3 million and 42.4 million (11.7% and 14.1% of the total U.S. population) in 2000 and 2010, respectively. Approximately 50% of all Hispanics are located in the seven U.S. cities with the largest Hispanic populations, and Univision owns a station in each of these cities.

    SPANISH LANGUAGE USE. Approximately 68% of all Hispanics, regardless of income or educational level, speak Spanish at home. This percentage is expected to remain relatively constant through 2010. Consequently the number of Hispanics speaking Spanish in the home is expected to increase significantly in the foreseeable future. As shown in the chart below, the number of Hispanics who speak Spanish in the home is expected to grow from 16.2 million in 1990 to 22.1 million in 2000 and 27.8 million in 2010. The Company believes that the strong Spanish-language retention among Hispanics indicates that the Spanish-language media has been and will continue to be an important source of news, sports and entertainment for Hispanics.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

           POPULATION    SPEAK SPANISH AT HOME
1980              15.6                     10.6
1985              19.3                     13.2
1990              23.7                     16.2
1995              27.4                     18.6
2000              32.4                     22.1
2005              37.2                     24.9
2010              42.4                     27.8

    GREATER HISPANIC BUYING POWER. The Hispanic population represents estimated total consumer expenditures of $380 billion in 1998 (6.6% of the total U.S. consumer expenditures), an increase of 76.4% since 1990. Hispanics are expected to account for $443 billion (7.0% of the U.S. total consumer expenditures) by 2000, and $940 billion (8.9% of the U.S. total consumer expenditures) by 2010, far outpacing the expected growth in total U.S. consumer expenditures.

    In addition to the anticipated growth of the Hispanic population, the Hispanic audience has several other characteristics that the Company believes make it attractive to advertisers. The Company believes the larger size (averaging 3.6 persons per household compared to the general public's average of 2.6 persons per household) and younger age of Hispanic Households leads Hispanics to spend more per household on many categories of goods. The average Hispanic Household spends 28.0% more per year on food at home, 100.2% more on children's clothing, 35.1% more on footwear, 11.4% more on phone services, and 23.1% more on laundry and household cleaning products than the average non-Hispanic household. Hispanics are expected to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the Hispanic population and its disposable income continue to grow. These factors make Hispanics an attractive target audience for many major U.S. advertisers.

    INCREASED SPANISH-LANGUAGE ADVERTISING. According to published sources, $1.4 billion of total advertising expenditures were directed towards Spanish-language media in 1997, representing an annual compound growth rate of 18% since 1993. Of these amounts, approximately 55% of the $1.4 billion in advertising expenditures in 1997 targeting Hispanics was directed towards Spanish-language television advertising. The Company believes that major advertisers have found that Spanish-language television advertising is a more cost-effective means to target the growing Hispanic audience than English-language broadcast media. See "--Advertising."

HISPANIC AUDIENCE RESEARCH

    Univision, like all television stations and networks, derives its revenues primarily from selling advertising time. See "--Advertising." The relative advertising rates charged by competing stations within a DMA depend primarily on four factors: (i) the station's ratings (households and/or people viewing its programs as a percentage of total television households and/or people in the viewing area); (ii) audience share (households and/or people viewing its programs as a percentage of households and/or people actually watching television at a specific time); (iii) the time of day the advertising will run; and (iv) the demographic qualities of a program's viewers (primarily age and gender).

    Prior to November 1992, there were no Hispanic audience television rating services comparable to those measuring television viewership in the general U.S. population. Beginning in 1992, Nielsen, pursuant to a contract with the Company, began delivering Nielsen ratings measuring Hispanic viewership both at the Network and local DMA levels. Because these Nielsen ratings provide advertisers with a more accurate and reliable measure of Hispanic audience television viewership, they have been important in allowing the

Company to demonstrate to advertisers its ability to reach the Hispanic audience. The Company believes that continued use of accurate, reliable ratings will allow it to further increase its advertising rates and narrow the gap which has historically existed between its audience share and its share of advertising revenues. In addition, the Company has made significant investments in experienced sales managers and account executives and has provided its sales professionals with state-of-the-art research tools to continue to attract major advertisers.

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

    NIELSEN STATION INDEX (NSI). The NSI service measures local station viewing of all households in a specific DMA. The Company buys NSI in all of the DMAs in which its full-power O&Os are located in order to effectively position its viewing against both English- and Spanish-language competitors. While Hispanic Households are present in proportion to their percentage of total households within a DMA in NSI, this rating service is not language stratified and generally under-represents Spanish-speaking households. As a result, the Company believes that NSI typically under-reports viewing of Spanish-language television. Despite this limitation, NSI demonstrates that many full-power Broadcast Affiliates achieve total market ratings that are fully comparable with their English-language counterparts, with two of the full-power O&Os ranking as the top station in their respective DMAs. See "--The O&Os."

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

Hispanic adults aged 18 to 49, the age segment most targeted by advertisers, have increased compared to the other networks:

          NHTI PRIME TIME RATINGS AMONG HISPANIC ADULTS AGED 18 TO 49

NETWORK                                        1993       1994       1995       1996       1997
-------------------------------------------  ---------  ---------  ---------  ---------  ---------
Univision..................................        6.6        8.6        9.6        9.0       10.1
ABC........................................        3.8        3.3        3.1        2.7        2.3
CBS........................................        2.9        2.2        1.8        1.7        1.5
FOX........................................        4.0        3.6        3.4        3.2        2.9
NBC........................................        3.3        2.7        2.9        3.2        2.5
Telemundo..................................        4.1        3.1        2.6        2.1        1.6
Univision share............................       26.7%      36.6%      41.0%      41.1%      48.3%

    A further indication of Univision's growing strength against Telemundo and its English-language competitors is its improved performance among bilingual Hispanics. As the table below indicates, since 1993 the Network advanced from fifth place to first place in prime time audience ratings, Sunday through Saturday, among bilingual Hispanic adults aged 18 to 49:

     NHTI PRIME TIME RATINGS AMONG BILINGUAL HISPANIC ADULTS AGED 18 TO 49

NETWORK                                        1993       1994       1995       1996       1997
-------------------------------------------  ---------  ---------  ---------  ---------  ---------
Univision..................................        3.7        6.4        7.5        6.7        6.7
ABC........................................        5.0        4.6        3.7        3.1        2.4
CBS........................................        4.0        2.9        2.1        1.9        1.6
FOX........................................        5.0        4.4        3.8        3.7        3.5
NBC........................................        4.9        3.6        3.2        4.0        2.7
Telemundo..................................        2.6        1.9        1.3        1.1        1.0
Univision share............................       14.7%      26.9%      34.7%      32.7%      37.4%

    In addition, as shown in the following table, the Company has increased its share of the 20 most widely watched programs among all Hispanic Households from 30% in November 1992 to 100% in November 1997:

                      THE 20 MOST WIDELY WATCHED PROGRAMS
                      AMONG HISPANIC HOUSEHOLDS BY NETWORK

          PROGRAM              NOVEMBER      NOVEMBER      NOVEMBER      NOVEMBER      NOVEMBER      NOVEMBER
           RANK                  1992          1993          1994          1995          1996          1997
---------------------------  ------------  ------------  ------------  ------------  ------------  ------------
             1                       ABC           FOX           UVN(a)         UVN          UVN           UVN
             2                       UVN           UVN           UVN           UVN           UVN           UVN
             3                       FOX           FOX           UVN           UVN           UVN           UVN
             4                       UVN           UVN           UVN           UVN           UVN           UVN
             5                       FOX           FOX           UVN           UVN           UVN           UVN
             6                       FOX           UVN           UVN           UVN           UVN           UVN
             7                       FOX           UVN           UVN           UVN           UVN           UVN
             8                       ABC           FOX           UVN           UVN           UVN           UVN
             9                       FOX           FOX           UVN           UVN           UVN           UVN
            10                       UVN           FOX           UVN           UVN           UVN           UVN
            11                       ABC           FOX           FOX           UVN           UVN           UVN
            12                       FOX           UVN           FOX           UVN           UVN           UVN
            13                       UVN           NBC           UVN           UVN           UVN           UVN
            14                       UVN           FOX           UVN           UVN           UVN           UVN
            15                       UVN           NBC           UVN           NBC           UVN           UVN
            16                       NBC           FOX           UVN           UVN           UVN           UVN
            17                       FOX           FOX           UVN           UVN           UVN           UVN
            18                       ABC           ABC           FOX           UVN           ABC           UVN
            19                       TEL(b)         FOX          FOX           UVN           UVN           UVN
            20                       FOX           FOX           FOX           FOX           FOX           UVN
                             ------------  ------------  ------------  ------------  ------------  ------------
      Univision share                30%           25%           75%           90%           90%          100%

------------------------

Source: NHTI

(a) Univision

(b) Telemundo

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

    The Network produces and acquires programs, makes those programs available to the Univision Affiliates, sells network advertising and represents the Broadcast Affiliates in the sale of national spot advertising. Each Broadcast Affiliate has a right of first refusal in its DMA to use the Network's programming. The full-power Broadcast Affiliates together reach approximately
5.7 million, or approximately 74%, of Hispanic Households. The low-power Broadcast Affiliates (including translators) together reach approximately 586,000, or approximately 8%, of Hispanic Households. The Cable Affiliates reach approximately 870,000, or approximately 11%, of Hispanic Households. Through the Company's ownership of the O&Os, it controls approximately 80% of the Network's broadcast distribution.

    AFFILIATION AGREEMENTS. Each Univision Affiliate has the right to preempt (i.e., to decline to broadcast at all or at the time scheduled by the Network), without prior Network permission, any and all Network programming that it deems unsatisfactory, unsuitable or contrary to the public interest or to substitute programming it believes is of greater local interest, provided that the Network consents to any rescheduling of preempted programming. If a Univision Affiliate preempts a Network program and no suitable substitute broadcast time is mutually agreed upon, the Network is permitted to offer the program to any other television station or cable service in the DMA served by such Univision Affiliate.

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

    CABLE AFFILIATES. The Network has historically used Cable Affiliates to reach communities which could not support a Broadcast Affiliate because of the relatively small number of Hispanic Households. Cable Affiliation Agreements may cover an individual system operator or a multiple system operator. Cable Affiliation Agreements are for the most part non-exclusive, thereby giving the Network the right to license all forms of distribution in cable markets. Cable Affiliates generally receive the Network's programming for a fee based on the number of subscribers. The Network retains 100% of the allocation of Network advertising revenues attributable to Cable Affiliates and provides certain Cable Affiliates with two minutes of local advertising time per hour. Cable Affiliates retain 100% of local and national advertising revenues. However, the Company represents certain cable affiliates in national spot sales for varying fees. See "--Federal Regulation and New Technologies."

    UNIVISION AFFILIATE COVERAGE AND RANK. The table below sets forth certain information with respect to the Univision Affiliates' coverage and rank.

       UNIVISION AFFILIATES' COVERAGE AND RANK AMONG HISPANIC HOUSEHOLDS

                                                       HISPANIC HOUSEHOLDS       NATIONWIDE
                                                           COVERED(B)        HISPANIC HOUSEHOLDS     SPANISH-LANGUAGE
DMA(A)                                     STATION       (IN THOUSANDS)          COVERED(B)         TELEVISION RANK(C)
----------------------------------------  ----------  ---------------------  -------------------  -----------------------
FULL-POWER O&OS
  Los Angeles (1).......................  KMEX                  1,351                  17.5%                     1
  New York (2)..........................  WXTV                  1,023                  13.2                      1
  Miami (3).............................  WLTV                    451                   5.8                      1
  San Francisco (4).....................  KDTV                    301                   3.9                      1
  Chicago (5)...........................  WGBO                    293                   3.8                      1
  San Antonio (6).......................  KWEX                    283                   3.7                      1
  Houston (7)...........................  KXLN                    278                   3.4                      1
  Dallas/Ft. Worth (9)..................  KUVN                    188                   2.4                      1
  Albuquerque (10)......................  KLUZ                    181                   2.3                      1
  Phoenix (11)..........................  KTVW                    169                   2.2                      1
  Fresno (14)...........................  KFTV                    160                   2.1                      1
  Sacramento (15).......................  KUVS                    154                   2.0                      1
                                                                -----                ------
    Total full-power O&Os...............                        4,832                  62.3
FULL-POWER AFFILIATED STATIONS
  McAllen/Brownsville (8)(e)............  KNVO                    190                   2.5                      1
  El Paso (13)(e).......................  KINT                    162                   2.1                      1
  Denver (16)(e)........................  KCEC                    122                   1.6                      1
  Corpus Christi (19)(d)................  KORO                     93                   1.2                      1
  Boston (20)...........................  WUNI                     89                   1.2                      1
  Salinas/Monterey (25)(e)..............  KSMS                     51                   0.7                      1
  Las Vegas (27)(e).....................  KINC                     49                   0.6                      1
  Laredo (29)(e)........................  KLDO                     45                   0.6                      1
  Sta Barbara-Sta Maria-San Luis Obispo
    (32)(f).............................  KTAS                     17                   0.2                      1
  Yuma/El Centro (33)(e)................  KVYE                     39                   0.5                      1
                                                                -----                ------
    Total full-power Affiliated
      Stations..........................                          857                  11.2
CABLE AFFILIATES (g)....................                          870                  11.2
LOW-POWER BROADCAST AFFILIATES(h).......                          586                   7.6
                                                                -----                ------
TOTAL UNIVISION AFFILIATES..............                        7,145                  92.3%
                                                                -----                ------
                                                                -----                ------

------------------------

(a) Numbers in parentheses represent Hispanic DMA rank by number of Hispanic Households.

(b) Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 1998.

(c) Rank within the DMA by number of viewing Hispanic Households. Sources: NHSI and NSI, November 1997.

(d) Entravision has an agreement to acquire.

(e) Owned by Entravision.

(f) Source: Company estimate of Hispanic Households covered by Univision Affiliate in Santa Barbara DMA based on Nielsen Cable On-Line Data Exchange estimates for network satellite direct coverage households in the market. This market has approximately 40,000 Hispanic Households, but the Univision signal does not reach all of them due to geographic barriers.

(g) Source: Company estimate derived from Nielsen Cable On-Line Data Exchange, January 1998.

(h) Source: Company estimate derived from Nielsen Media Research, Black and Hispanic DMA Market and Demographic Rank, January 1998.

GALAVISION NETWORK

    Galavision is the leading U.S. Spanish-language general entertainment basic cable television network, reaching approximately 8.6 million subscribers, of whom 2.5 million are Hispanic. According to Nielsen, Galavision reaches over 57% of all Hispanic Households that subscribe to cable. The Company programs Galavision so that Galavision and the Network generally do not run the same type of show simultaneously. For example, while the Network is running a NOVELA, Galavision may run sports or news. As a result of this counter-programming, many Spanish-language television viewers have a choice of two Univision networks at any one time. Additionally, Univision cross-promotes the Galavision service five times daily.

    Galavision is the only Spanish-language cable service subscribing to Nielsen. Nielsen uses a subset of the NHTI sample to produce the Nielsen Hispanic Home Video Index, which reports viewing of Galavision in Hispanic Households with cable. The Company believes that its use of Nielsen to measure Galavision's ratings assists the Company in obtaining advertisers for the cable network and in selecting programs that meet its audience's taste. Twenty-four of the top 25 Univision advertisers advertise on Galavision.

PROGRAMMING

    The Company directs its programming toward its young, family-oriented audience. It begins daily with DESPIERTA AMERICA and talk and information shows, Monday through Friday, followed by novelas. In the late afternoon and early evening, the Network offers a talk show, a news-magazine and national news, in addition to local news provided by the O&Os. Weekend daytime programming begins with children's programming, followed by sports, variety, teen lifestyle shows and movies. During prime time, Univision airs novelas, variety shows, a talk show, comedies, news magazines, lifestyle shows, as well as specials and movies. Prime time is followed by late news and a late night talk show. Overnight programming consists primarily of repeats of programming aired earlier in the day.

    Approximately eight hours of programming per weekday, including a substantial portion of weekday prime time, are currently programmed with novelas supplied primarily by Televisa. Although novelas have been compared to daytime soap operas on ABC, NBC or CBS, the differences are significant. Novelas, originally developed as serialized books, have a beginning, middle and end, generally run five days per week, and conclude four to eight months after they begin. Novelas also have a much broader audience appeal than soap operas, delivering audiences that contain large numbers of men, children and teens in addition to women.

    The Hispanic population is primarily young and family-oriented. Univision's programming has changed dramatically over the past five years in order to attract and retain this audience. The Company's success in attracting a young audience is demonstrated by a 23% increase in NHTI audience among Hispanic adults aged 18 to 34, Sunday through Saturday 9 a.m. to midnight, from December 1992 through December 1997.

    In 1995, Univision began to air the Spanish-language version of Sesame Street, coproduced by Televisa in cooperation with Children's Television Workshop. Plaza Sesamo now airs two hours per week. The Company's broadcasting of educational children's programming, including Plaza Sesamo, meets the FCC requirement of airing three hours of weekly educational programming.

    In 1997, the Company derived approximately 39% and 7.2% of its gross advertising sales from programs produced by Televisa and Venevision, respectively, under the Program License Agreements. Programming supplied by Televisa and Venevision under the Program License Agreements and programs produced by the Company currently represent in the aggregate approximately 92% of the Network's non-repeat broadcast hours. The remainder primarily consists of movies acquired from independent third-party suppliers. Three of the Company's own productions, Sabado Gigante, a variety show hosted by Mario Kreutzberger, Primer Impacto, a news magazine program, and Cristina, a talk show hosted by Cristina

Saralegui, are among its most successful programs in terms of advertising revenues generated. Approximately 37.6% and 40.5% of the Company's gross advertising sales in 1996 and 1997, respectively, were generated by programs it produced.

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

    The Company produces a Sunday afternoon sports anthology show and a Sunday night sports wrap-up show. Live sports programming primarily consists of boxing and soccer. The 1994 World Cup soccer coverage broadcast by Univision garnered the Company's highest sports ratings. In 1996 the Company began televising the Sunday "Game of the Week" for Major League Soccer. In early 1997 the Company reached an agreement to broadcast all 64 games of the next World Cup to be played in France in the summer of 1998.

    The Company and Televisa are continuing to explore the cooperative production of NON-NOVELA programming, including but not limited to levels of production and financial commitments of each party.

PROGRAM LICENSE AGREEMENTS

    Through the Program License Agreements, Univision has the first right until December 2017 to air in the U.S. all Spanish-language programming produced by or for Televisa and Venevision (with certain exceptions). The Program License Agreements provide the Network and Galavision with access to programming to fill up to 100% of their program schedules. Televisa and Venevision programming represented approximately 43.0% and 13.0%, respectively, of the Network's non-repeat broadcast hours in 1997. In 1997, the Company derived approximately 39% and 7.2% of its gross advertising sales from programs produced by Televisa and Venevision, respectively, under the Program License Agreements.

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

    Under the Program License Agreements, Univision may license programming from Televisa and Venevision that, when added to (i) local programs produced by the O&Os and used on the Network, (ii) any programs produced by Univision and (iii) any programs purchased by Univision other than from Televisa and Venevision, will be sufficient (when including an estimated six hours of repeat broadcasting in the case of the Venevision agreement) to fill a twenty-four hour per day, seven day per week time schedule for each of the Network and Galavision.

    The Company's Televisa and Venevision options are prior to all third parties' rights to obtain Televisa and Venevision produced programming for broadcast in the U.S. Generally, Univision also has a right of first refusal to acquire any program for which Univision did not exercise its option before Televisa or Venevision can license such program to any third party. Any program for which Univision elects not to exercise its right of first refusal may be licensed to third parties for not more than one run over a period of one year (with one rerun in the case of NOVELAS). Thereafter, such program must be made available to Univision under the terms described above. To the extent that Televisa or Venevision uses, or licenses a third party to use, its programming in the United States in accordance with the terms of the Program License Agreements, the Company would compete against such entity.

    Televisa and Venevision programs available to Univision are defined under the Program License Agreements as all programs produced by or for each of them in the Spanish-language or with Spanish subtitles other than programs for which they do not own U.S. broadcast rights or as to which third parties have a right to a portion of the revenues from U.S. broadcasts ("Co-produced Programs"). Televisa and Venevision have also agreed through their affiliates to use their best efforts to coordinate with Univision to permit Univision to acquire U.S. Spanish-language rights to certain Co-produced Programs and to special events produced by others, sporting events, political conventions, election coverage, parades, pageants and variety shows.

    In consideration of access to the programming of Televisa and Venevision, the Company pays Televisa and Venevision aggregate royalties based upon Combined Net Time Sales. The royalties (net of certain cost sharing reimbursements which ceased upon completion of the Reorganization) were 13.4%, 9.9% and 9.4% of combined net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Aggregate royalties to Televisa and Venevision were 13.5% of Combined Net Time Sales in 1997, and have increased to 15.0% of Combined Net Time Sales for 1998 and all years thereafter. The program royalty percentage based on net revenues and Combined Net Time Sales differ because net revenue includes certain revenues that are not subject to the Program License Agreements. The Network is obligated to pay such aggregate royalties to Televisa and Venevision each year throughout the term regardless of the amount of Televisa and Venevision programming used by the Company.

    The Program License Agreements are between affiliates of the Company, Televisa and Venevision and the performance of their affiliates has been unconditionally guaranteed by the Company, Televisa and Venevision, respectively. Pursuant to their respective guarantees, Televisa has agreed to use commercially reasonable efforts to continue to produce programs available to the Network at least to the same extent in terms of quality and quantity as in calendar years 1989, 1990 and 1991 and Venevision has agreed to use commercially reasonable efforts to produce or acquire programming sufficient to enable its affiliate to provide at least nine hours per day of programs to the Network to satisfy such affiliate's obligations under its Program License Agreement.

    The Company believes that the Venevision affiliate has not been fulfilling its programming obligations, and that Venevision has not used commercially reasonable efforts to enable the affiliate to do so. The full amount of aggregate royalties have been paid. Venevision continues to believe that Venevision and its affiliate have complied with their obligations to the Company.

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

    In addition, Televisa has agreed with several partners, each of whom has substantial assets, to develop and operate a direct broadcast satellite ("DBS") venture, which will have a variety of program services, including program services supplied by Televisa. Televisa is required to offer the Company the opportunity to acquire a 50% economic interest in Televisa's interest in the joint venture to the extent it relates to United States Spanish-language broadcasting. While the Company believes that it will be offered such an interest, the Company has not received any indication as to what the business terms relating to such interest would be. Accordingly, the Company is not in a position to state whether it would accept such an offer. If the venture secures a significant viewership among Hispanic Households, it could have a material adverse effect on Univision's financial condition and results of operations, even if Univision decides to acquire this 50% economic interest.

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

THE O&OS

    The Company owned and operated 13 full-power O&Os as of December 31, 1997, 12 of which broadcast Network programming, produce local news and other programming of local importance, cover special events and may acquire programs from other suppliers. The Company's Bakersfield full-power station is a UPN affiliate. The Company acquired its Sacramento Affiliated Station in March 1997. Each of the full-power Network-affiliated O&Os is the leading Spanish-language television station in its DMA.

    A full-power O&O's ability to compete in terms of NSI ratings with the English-language stations in a particular market is a function of the level of Spanish-language use in the DMA which is affected in part by Hispanic Household density. In DMAs where households that speak Spanish at least 50% of the time exceed 15% of all households in the DMA, the full-power O&Os, in general, have audience delivery comparable with the leading English-language network affiliated stations in that DMA. In a DMA where the households that speak Spanish at least 50% of the time is between 10% and 15% of all households in that DMA, the full-power O&Os, in general, have audience delivery comparable with the leading independent stations in the DMA. In a DMA where households that speak Spanish at least 50% of the time is between 5% and 10% of all households in that DMA, the full-power O&Os, in general, have audience delivery comparable with the lower rated independent stations in the DMA. As shown on the following table, two of the full-power O&Os owned by the Company as of November 30, 1997 rank as the top station in their respective DMAs.

FULL-POWER O&OS' COVERAGE AND RANK AMONG HISPANICS

                                                                                                               UNIVISION SHARE
                                                    1998 HISPANIC    1998 HISPANIC    HISPANIC     SPANISH-      OF SPANISH-
                             DMA RANK (BY NUMBER   POPULATION (IN   HOUSEHOLDS (IN    HOUSEHOLD    LANGUAGE       LANGUAGE
DMA                          OF HISPANICS)(A)(B)    THOUSANDS)(B)    THOUSANDS)(B)   DENSITY(C)     USE(D)       VIEWING(E)
--------------------------  ---------------------  ---------------  ---------------  -----------  -----------  ---------------
Los Angeles...............                1               5,465            1,351           27.0%        20.0%            68%(g)
New York..................                2               3,190            1,023           15.1         11.7             79
Miami.....................                3               1,295              451           32.5         28.6             81
San Francisco.............                4               1,072              301           13.1          7.5             73
Chicago...................                5               1,069              293            9.3          7.4             80
Houston...................                6                 977              278           17.1         11.5             86
San Antonio...............                7                 928              283           43.7         23.5             84
Dallas/Ft. Worth..........                9                 669              188            9.9          6.6             88
Fresno....................               11                 609              160           32.3         22.5             84
Phoenix...................               12                 586              169           13.1          8.0             94
Sacramento................               14                 541              154           13.7          7.8            100
Albuquerque...............               15                 540              181           32.3         15.6            100


                             ADULTS 18 TO 49
                             TOTAL AUDIENCE
DMA                          MARKET RANK(F)
--------------------------  -----------------
Los Angeles...............              4
New York..................              7
Miami.....................              1
San Francisco.............              6
Chicago...................              7
Houston...................              7
San Antonio...............              5
Dallas/Ft. Worth..........              7
Fresno....................              1
Phoenix...................              6
Sacramento................              7
Albuquerque...............              6

--------------------------

(a) The other DMAs ranked among the top fifteen by number of Hispanic persons are McAllen/Brownsville (8th), San Diego (10th) and El Paso (13th).

(b) Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 1998 estimates. In deriving its figures, Nielsen only counts persons present in Hispanic Households.

(c) Percentage of total households that are Hispanic Households. Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 1998.

(d) Represents the percentage of all households in a DMA where the Spanish language is spoken at least 50% of the time by adults. Source: Nielsen Enumeration Study 1996, which sets forth demographic attributes of Hispanic population.

(e) Source: NHSI, adults 18 to 49, November 1997, Sunday to Saturday, 9 a.m. to 12 midnight.

(f) Source: NSI, adults 18 to 49, November 1997, Sunday to Saturday, 9 a.m. to 12 midnight.

(g) The Los Angeles market has three full-power Spanish-language television stations.

    The following table shows the total audience share and the percentage of total market revenues garnered by each of the O&Os owned by the Company as of December 31, 1997. As reflected in the table, none of the O&Os currently receives its proportionate share of advertising revenues commensurate with its audience share. The Company believes that the continued utilization of reliable rating services and the addition of salespeople with English-language television and advertising expertise will further enable the Company to demonstrate to advertisers its ability to reach the Hispanic audience, thereby allowing the Company to narrow the gap between its share of advertising revenues and its audience share.

               O&OS' SHARE OF TOTAL MARKET REVENUES AND AUDIENCE

                                                                                      O&O SHARE OF
                                           TOTAL TELEVISION                          SUN-SAT/7 A.M.-
                                           MARKET REVENUE(A)  O&O SHARE OF TOTAL      1 A.M. TOTAL
DMA                                         (IN THOUSANDS)      MARKET REVENUE         AUDIENCE(B)
-----------------------------------------  -----------------  -------------------  -------------------
Los Angeles..............................    $   1,469,800                 7%                  12%
New York.................................        1,412,700                 2                    6
Chicago..................................          883,800                 2                    6
San Francisco............................          612,600                 2                    6
Dallas...................................          496,300                 2                    7
Miami....................................          429,300                12                   17
Houston..................................          428,100                 5                   11
Phoenix..................................          306,400                 3                    9
Sacramento...............................          205,300                 2                    6
San Antonio..............................          144,300                 7                   10
Albuquerque..............................           89,500                 3                    5
Fresno...................................           70,600                 8                   26

------------------------

(a) BIA's Investing in Television in 1997.

(b) Source: NSI, adults 18 to 49, February, May, November 1997 average in market share of commercial broadcast stations.

    Set forth below is information, including ratings and performance information based on most recently available data, for the Company's top six O&Os.

    LOS ANGELES. The Los Angeles DMA has the largest Hispanic population in the U.S., estimated by Nielsen to be 5.5 million people as of the beginning of 1998, and is the second largest U.S. television market overall. Between 1980 and 1990, the Hispanic population of Los Angeles grew approximately seven times faster than its non-Hispanic population. According to the U.S. Census Bureau, 78% of Hispanics in Los Angeles are of Mexican origin. The Hispanic population in Los Angeles represents 37% of that DMA's total population and 21% of the total U.S. Hispanic population.

    The Los Angeles DMA has three Spanish-language, full-power UHF television stations. In November 1997, the Company's Los Angeles O&O, Univision-KMEX, posted a 68% share of the viewers tuned to Spanish-language television from 9 a.m. to midnight Sunday through Saturday, while Telemundo-- KVEA posted a 19% share and KWHY (which only broadcasts in Spanish from 3 p.m. to 11 p.m. and is provided certain programming from Televisa) posted a 13% share. Compared to all general market television stations in the November 1997 NSI Report, KMEX was second in adults aged 18 to 34 ratings, ranked fourth in adults aged 18 to 49 ratings and was seventh in households in the Los Angeles DMA Sunday through Saturday 9 a.m. to midnight. A total of 16 commercial television stations currently operate in the Los Angeles DMA. Some of these stations simulcast their news programs and certain entertainment programs in both English and Spanish. In addition, Nielsen estimates that cable penetration among Hispanic Households in the Los Angeles DMA is 51%.

    NEW YORK. The New York DMA has the second largest Hispanic population in the U.S., estimated by Nielsen to be 3.2 million people at the beginning of 1998, and is the largest U.S. television market overall. The New York Hispanic community tends to be more fragmented into groups from many different Latin American countries, including Puerto Rico, Cuba, the Dominican Republic and Mexico, who have settled in different neighborhoods in the DMA. This fragmentation distinguishes the New York market from Los Angeles and Miami where the Hispanic population is predominantly Mexican and Cuban, respectively. The Hispanic population in New York represents 18% of that DMA's total population and 12% of the total U.S Hispanic population.

    In November 1997, Univision-WXTV was the leading Spanish-language station with a 79% share of the audience watching Spanish-language television (9 a.m. to midnight, Sunday through Saturday). While Univision--WXTV broadcasts full time in Spanish, Telemundo--WNJU broadcasts only 15 hours per day in Spanish Monday through Friday, and less on the weekend. The remainder of time on Telemundo-- WNJU is used for paid programming and programs in a variety of other languages. Compared to general market television stations in the November 1997 NSI Report, WXTV ranked seventh in the New York market in adults aged 18 to 49, Sunday through Saturday, 9 a.m. to midnight.

    A total of 14 commercial television stations service the New York DMA. According to Nielsen, cable penetration among Hispanic Households in the New York DMA is approximately 58%.

    MIAMI. The Miami DMA has the third largest Hispanic population in the U.S., estimated by Nielsen to be 1.3 million people as of the beginning of 1998, and is the sixteenth largest U.S. television market overall. According to the Census Bureau, 56% of Hispanics in Miami are of Cuban origin. The Hispanic population in Miami represents 37% of that DMA's total population and 5% of the total U.S. Hispanic population.

    In November 1997, the Company's Miami O&O, Univision--WLTV, had an 81% share of the audience watching Spanish-language television from 9 a.m. to midnight, Sunday through Saturday. Compared to all general market television stations in the November 1997 NSI Report, WLTV was in first place in adults aged 18 to 49 and adults aged 18 to 34 ratings, while placing second in households in the Miami market Sunday through Saturday, 9 a.m. to midnight. WLTV is fully competitive with all English-language stations in the Miami DMA in all major dayparts.

    A total of 14 commercial television stations service the Miami DMA. In addition to Univision-- WLTV and Telemundo--WSCV, three other television stations show some Spanish-language programming. According to Nielsen, cable penetration among Hispanic Households in Miami is approximately 64%.

    SAN FRANCISCO. The San Francisco DMA has the fourth largest Hispanic population in the U.S. estimated by Nielsen to be 1.1 million people as of the beginning of 1998; and is the fifth largest television market overall. According to the U.S. Census Bureau, 68% of the Hispanics in San Francisco are of Mexican origin. The Hispanic population of San Francisco represents 18% of the DMA's total population and 4% of the total U.S. Hispanic population.

    In November 1997 the Company's San Francisco O&O, Univision-KDTV, had a 73% share of the audience watching Spanish-language television from 9 a.m. to midnight Sunday through Saturday. KDTV has one Spanish-language competitor, Telemundo--KSTS. Compared to all general market television stations in the San Francisco DMA in the November 1997 NSI report KDTV ranked 5th among adults aged 18-34 and 6th in adults aged 18-49. KDTV is fully competitive with certain English-language stations in delivering young adult demographics in the San Francisco DMA. A total of 16 commercial television stations service the San Francisco DMA. According to Nielsen the cable penetration among Hispanic Households in San Francisco is approximately 65%.

    CHICAGO. The Chicago DMA has the fifth largest Hispanic population in the U.S., estimated by Nielsen to be 1.1 million people at the beginning of 1998, and is the third largest U.S. television market overall. The Hispanic population in Chicago represents 13% of that DMA's population and 4% of the total U.S. Hispanic population.

    In 1994, the Company acquired an English-language independent television station, WGBO, which it converted to a Spanish-language format on January 1, 1995. In November 1997, Univision-WGBO posted a 80% share of the audience watching Spanish-language television 9 a.m. to midnight, Sunday through Saturday. WGBO has one Spanish-language competitor, Telemundo-WSNS. Compared to all general market television stations in the Chicago DMA in the November 1997 NSI report, WGBO ranked seventh. WGBO is fully competitive with certain English-language stations in the delivery of young demographics in the Chicago DMA, particularly adults aged 18 to 34. A total of 13 television stations service the Chicago DMA. According to Nielsen, cable penetration among Hispanic Households in Chicago is approximately 47%.

    HOUSTON. Houston has the sixth largest Hispanic population in the U.S., estimated by Nielsen to be 1.0 million people, and is the eleventh largest U.S. television market overall. The Hispanic population in Houston represents 22% of that DMA's total population and 4% of the total U.S. Hispanic population.

    In 1994, the Company acquired its Affiliated Station, KXLN, in Houston. In November 1997, Univision-KXLN posted an 86% share of the audience watching Spanish-language television 9 a.m. to midnight, Sunday through Saturday. KXLN has one Spanish-language competitor, the Telemundo affiliate KTMD. In November 1997, KXLN was ranked fifth in the delivery of adults aged 18 to 34 and seventh in adults aged 18 to 49, Sunday through Saturday, 9 a.m. to midnight.

    A total of 14 commercial television stations service the Houston DMA. According to Nielsen, cable penetration among Hispanic Households in Houston is approximately 39%.

    The Company exercises its "must carry" rights in each DMA in which it operates a full-power O&O.

    Univision's eight low-power O&Os are located in Philadelphia, Hartford, Austin, Bakersfield, Tucson, Santa Rosa, Albuquerque and Fort Worth. A low-power station is a low-power broadcast facility that may originate programming and commercial matter but that often transmits programming received from elsewhere (including via satellite). The low-power O&Os, in the aggregate, accounted for approximately 1% of the Company's net revenues in 1997 and approximately 3.0% of the Network broadcast distribution.

ADVERTISING

    ADVERTISING. The Company's top 10 advertisers for 1997 were Procter & Gamble, MCI Communications, McDonald's, AT&T, Sears, Ford, Anheuser Busch, Colgate-Palmolive, Miller Brewing Co., and Burger King, most of which have substantially increased advertising commitments to the Company since the Acquisition. Since 1994, no single advertiser has accounted for more than 10% of the Company's gross advertising revenues. Approximately 98.5% of Univision's gross revenues for 1997 and 1996 consisted of Network, national spot and local advertising revenues.

    NETWORK ADVERTISING. Network advertising revenues represented 49.2% and 50.6% of the Company's gross revenues in 1997 and 1996, respectively. The Company attracts advertising expenditures from diverse industries, with advertising for food and beverages, personal care products, automobiles, other household goods and telephone services representing the majority of Network advertising.

    SPOT ADVERTISING. National spot advertising represents time sold to national and regional advertisers based outside a station's DMA. National spot advertising revenues represented 18.3% and 15.6% of the Company's gross revenues for 1997 and 1996, respectively. National spot advertising primarily comes from new advertisers wishing to test a market and advertisers who are regional retailers and manufacturers without national distribution. To a lesser degree, national spot advertising comes from advertisers who have the need to enhance network advertising in a given market. National spot advertising is the means by which most new national and regional advertisers begin marketing to Hispanics.

    LOCAL ADVERTISING. Local advertising revenues are generated by both local merchants and service providers and regional and national businesses and advertising agencies located in a particular DMA. Local advertising revenues represented 31.0% and 32.3% of the Company's gross revenues for 1997 and 1996, respectively.

MARKETING

    The Company increased by 70% the number of its marketing professionals from 146 at December 31, 1994 to 248 at December 31, 1997, including approximately 49 employees hired in connection with the acquisition of the Chicago, Sacramento, Houston, Bakersfield O&Os and Galavision. The Company's account executives are divided into three groups: Network sales; national spot sales; and local sales. The account executives responsible for Network sales target and negotiate with accounts that advertise nationally. The national spot sales force represents Broadcast Affiliates for all sales placed from outside their respective DMAs. The local sales force represents an O&O for all sales placed from within its DMA.

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

COMPETITION

    The broadcasting and cable business is highly competitive. Competition for advertising revenues is based on the size of the market that the particular medium can reach, the cost of such advertising and the effectiveness of such medium. The Company believes that it is competitive in the size of market it reaches and the cost and effectiveness of advertising time it sells.

    The Company competes for viewers and revenues with other Spanish-language and English-language television stations and networks, including the four principal English-language television networks, ABC, CBS, NBC and Fox, and in certain cities, UPN and WB. Certain of these English-language networks and others have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable broadcasters have recently commenced or announced their intention to commence, Spanish-language services as well. The Company also competes for viewers and revenues with independent television stations, other video media, suppliers of cable television programs, direct broadcast systems (including two which were started in 1996 for broadcast outside the United States and in which Televisa and Venevision have substantial interests), newspapers, magazines, radio and other forms of entertainment and advertising. The Univision Affiliates located near the Mexican border also compete for viewers with television stations operated in Mexico, many of which are affiliated with a Televisa network and owned by Televisa.

    The Company's Restated Certificate of Incorporation allows the Company to engage in all media related business. However, neither Televisa nor Venevision will be required to offer opportunities to the Company other than those involving Spanish-language television broadcasting or a Spanish-language television network in the United States. Consequently, the Company could compete directly with Televisa and Venevision, two of its Principal Stockholders, in other media and languages. Televisa currently publishes and distributes Spanish-language publications and sells Spanish-language recorded music in the United States.

    Telemundo is the Company's largest competitor that broadcasts Spanish-language television programming. As of December 31, 1997, Telemundo served 60 markets in the United States as well as the Puerto Rican market, and reached approximately 85% of all Hispanic Households. In most of the Company's DMAs, the Univision Affiliate competes directly with a station owned by or affiliated with Telemundo. In November 1997, a venture formed by affiliates of Apollo Management L.P., Bastion Capital Fund, and their strategic partners, the Sony Pictures Entertainment unit of Sony Corp. and Liberty Media Group, reported that it had entered into a definitive agreement to acquire Telemundo. The Company cannot predict the effect of such acquisition on Telemundo's competitive position vis-a-vis the Company.

    Televisa has agreed with several partners, each of whom has substantial assets, to develop and operate a DBS venture, which will have a variety of program services, including program services supplied by Televisa. Televisa is required to offer the Company the opportunity to acquire a 50% economic interest in Televisa's interest in the joint venture to the extent it relates to United States Spanish-language broadcasting. While the Company believes that it will be offered such an interest, the Company has not received any indication as to what the business terms relating to such interest would be. Accordingly, the Company is not in a position to state whether it would accept such an offer. If the venture secures a significant viewership among Hispanic Households, it could have a material adverse effect on Univision's financial condition and results of operations, even if Univision decides to acquire this 50% economic interest.

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

EMPLOYEES

    As of December 31, 1997, the Company employed approximately 1,500 full-time employees. At December 31, 1997, approximately 13% of the Company's employees, located at Chicago, Los Angeles, San Francisco and New York were represented by unions.

    The collective bargaining agreements covering the union employees expire at the Chicago O&O in 2000 and at the Los Angeles O&O starting in 1999. The New York O&O has two collective bargaining agreements which expire in 1999 and is currently negotiating one new collective bargaining agreement. Negotiations for the San Francisco O&O collective bargaining agreement have not yet been concluded.

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

    LICENSE RENEWAL. Under new FCC rules adopted in January 1997 to implement the Telecom Act, television station licenses generally will be issued for an initial period of eight years, subject to renewal upon application therefore. The FCC will ordinarily renew broadcast licenses for the maximum eight -year term (subject to short-term renewals in certain circumstances, such as those involving serious violations of FCC rules by the licensee). The changes apply to all license renewals granted after the date the new rules were adopted (regardless of when the renewal application was filed), as well as retroactively to licenses for which the renewal application was filed on or after October 1, 1995 if the renewal was granted prior to the date the new rules were adopted.

    With respect to broadcast renewal applications filed after May 1, 1995, the FCC adopted new rules on April 12, 1996 to implement certain statutory changes effected by the Telecom Act. Under these new rules, no person may submit a competing application for the frequency licensed to the renewal applicant unless and until the FCC has determined that the incumbent is not qualified to continue to hold the license. However, during a certain period while the renewal application is still pending, petitions to deny the renewal application may be filed with the FCC. In recent years, representatives of various community groups and others often have filed petitions to deny renewal applications of broadcast stations. The FCC will grant the renewal application and dismiss the petitions to deny if it determines that the licensee meets statutory renewal standards based on a review of the preceding license term.

    Set forth below are the license expiration dates of each O&O:

                          O&O LICENSE EXPIRATION DATES

DMA                                                                             STATION LICENSE    EXPIRATION DATE
----------------------------------------------------------------------------  -------------------  ---------------
Albuquerque--Santa Fe.......................................................  KLUZ                      10/01/98
Albuquerque--Santa Fe.......................................................  K48AM(a)                  10/01/98
Austin......................................................................  K30CE(a)                  10/01/98
Bakersfield.................................................................  KUVI                      12/01/98
Bakersfield.................................................................  KABE-LP(a)                 4/01/98
Chicago.....................................................................  WGBO                      12/01/05
Dallas/Fort Worth...........................................................  KUVN                       8/01/98
Dallas/Fort Worth...........................................................  KUVN-LP(a)                10/01/98
Fresno--Visalia.............................................................  KFTV                      12/01/98
Hartford & New Haven........................................................  W47AD(a)                   6/01/98
Houston.....................................................................  KXLN                       8/01/98
Los Angeles.................................................................  KMEX                      12/01/98
Miami--Fort Lauderdale......................................................  WLTV                       2/01/05
New York....................................................................  WXTV                       6/01/99
Philadelphia................................................................  WXTV-LP(a)                 6/01/98(b)
Phoenix.....................................................................  KTVW                      10/01/98
Sacramento--Stockton--Modesto...............................................  KUVS                      12/01/98
San Antonio.................................................................  KWEX                       8/01/98
San Francisco--Oakland--San Jose............................................  KDTV-LP(a)                12/01/98
San Francisco--Oakland--San Jose............................................  KDTV                      12/01/98
Tucson (Nogales)............................................................  K40AC(a)                   4/18/98(c)

------------------------

(a) Low-power O&O.

(b) The Philadelphia station (formerly W35AB) is currently operating pursuant to a special temporary authorization.

(c) The Tucson station is currently operating pursuant to a special temporary authorization as K52AO.

    In each case, renewal applications must be filed with the FCC at least four months before the expiration date of the license, and any petitions to deny must be filed at least one month prior to the expiration date. The FCC usually does not act on renewal applications until after the expiration date, and in the interim, the licenses remain in effect. The Company is not aware of any reason why any license renewal applications timely filed with the FCC would not be granted.

    OWNERSHIP RESTRICTIONS. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without prior FCC approval. The Communications Act also generally prohibits a licensee from having more than 20% of its capital stock owned or voted by foreign nationals, foreign governments, or the representatives of either (each a "Foreign Interest"). A licensee may not be organized under the laws of a foreign country. Absent a grant of special authority by the FCC, any company that directly or indirectly controls a broadcast licensee may not be organized under the laws of a foreign country, and may not have more than 25% of its capital stock owned or voted by foreign nationals or foreign governments or by representatives of foreign nationals or foreign governments. Under the Communications Act, a broadcast license may not be granted to or held by a Foreign Interest if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision to require an affirmative public interest finding before a broadcast license may be granted to or held by any such Foreign Interest. The FCC has rarely made such an affirmative finding.

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

    The FCC recently conformed its national television station multiple ownership rules with the Telecom Act. Specifically, a single entity may hold "attributable interests" in an unlimited number of U.S. television stations provided that those stations operate in markets containing cumulatively no more than 35% of the television homes in the U.S. For this purpose, only 50% of the television households in a market are counted towards the 35% national restriction if the owned station is a UHF station (as are the O&Os). An FCC rulemaking is under way to address how to measure audience reach, but further analysis of the "UHF discount" is being deferred until later this year as part of the FCC's biennial review of the broadcast rules mandated by the Telecom Act. None of the Principal Stockholders presently holds attributable interests in any other U.S. television stations.

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

    The FCC recently conformed its "dual network rule" with the Telecom Act. Under these new rules, a broadcast licensee may affiliate with an entity that maintains two or more networks of television broadcast stations unless such multiple networks are composed of (i) two or more network entities meeting a specific definition of a network as of February 8, 1996, or (ii) a network meeting such definition and certain other English-language program distribution services. The Network does not fall into either category.

    The Telecom Act also modified the general prohibitions on network-cable cross-ownership so as to permit television networks to own cable systems.

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

    In addition, the FCC is currently reviewing several of its rules governing the relationship between broadcast television networks and their affiliates. Specifically, the FCC is reviewing the following four rules: (i) the "right to reject rule," which provides that affiliation arrangements between a broadcast network and a broadcast licensee generally must permit the licensee to reject programming provided by the network, (ii) the "time option rule," which prohibits arrangements whereby a network reserves an option to use specified amounts of an affiliate's broadcast time, (iii) the "exclusive affiliation rule," which prohibits arrangements that forbid an affiliate from broadcasting the programming of another network, and (iv) the "network territorial exclusivity rule," which proscribes arrangements whereby a network affiliate may prevent other stations in its community from broadcasting programming the affiliate rejects, and arrangements that inhibit the ability of stations outside of the affiliate's community to broadcast network programming.

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

    ADVANCED TELEVISION TECHNOLOGY. At present, U.S. television stations broadcast signals using the "NTSC" system, named for the National Television Systems Committee, an industry group established in 1940 to develop the first U.S. television technical broadcast standards. The FCC in late 1996 approved a digital television ("DTV") technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This digital television standard will allow the simultaneous transmission of multiple streams of digital data on the bandwidth presently used by a normal analog channel. It will be possible to broadcast one "high definition" channel ("HDTV") with visual and sound quality superior to present-day television or several "standard definition" channels ("SDTV") with digital sound and pictures of a quality slightly better than present television; to provide interactive data services, including visual or audio transmission, or multiple channels simultaneously; or to provide some combination of these possibilities on the multiple channels allowed by DTV. In April 1997, the FCC announced that it would allocate to every existing television broadcaster one additional channel to be used for DTV during the transition between present-day analog television and DTV. Broadcasters will not be required to pay for this new DTV channel, but will be required to relinquish their present analog channels when the transition to DTV is complete.

    The FCC presently plans for the DTV transition period to end by 2006; at that time, broadcasters will be required to return their present channels to the FCC. The FCC has already begun issuing construction permits to build DTV stations. The FCC has recently issued regulations with respect to DTV allocations and interference criteria which are not yet final, and other aspects of the DTV regulatory framework have not yet been established. The FCC is expected to apply to DTV the rules applicable to analogous services in other contexts, including those rules that require broadcasters to serve the public interest and may seek to impose additional programming or other requirements on DTV service. While broadcasters will not have to pay for the additional DTV channel itself, the FCC has proposed that fees will be imposed upon broadcasters if they choose to use the DTV channel to provide paid subscription services to the public. Neither the Telecom Act nor the recent Supreme Court decision upholding the "must carry" statute resolves the applicability of the "must carry" rules to DTV; the FCC is expected to begin proceedings on this issue soon.

    Under certain circumstances, conversion to DTV operations may reduce a station's geographical coverage area. In addition, the FCC's current implementation plan would maintain the secondary status of low-power stations in connection with its allotment of DTV channels. The FCC has acknowledged that DTV channel allotment may involve displacement of existing low-power stations, particularly in major television markets. Accordingly, the Company's low-power Broadcast Affiliates may be materially adversely affected.

    In addition, it is not yet clear when and to what extent DTV or other digital technology will become available through the various media; whether and how television broadcast stations will be able to avail themselves of or profit by the transition to DTV; how channel, tower height and power assignments will be configured so as to allow that transition; the extent of any potential interference with analog channels; whether viewing audiences will make choices among services upon the basis of such differences; whether and how quickly the viewing public will embrace the cost of the new digital television sets and monitors; to what extent the DTV standard will be compatible with the digital standards adopted by cable and other multi-channel video programming services; or whether significant additional expensive equipment will be required for television stations to provide digital service, including HDTV and supplemental or ancillary data transmission services. Pursuant to the Telecom Act, the FCC must conduct a ten-year evaluation regarding public interest in advanced television, alternative uses for the spectrum and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. There can be no assurances as to the answers to these questions or the nature of future FCC regulation.

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

    RECENT DEVELOPMENTS, PROPOSED LEGISLATION AND REGULATION. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (hard liquor, beer and wine, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry.

    The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, or the Telecom Act, or of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Management is unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on Univision's broadcast operations.

ITEM 2. PROPERTIES

    The principal buildings owned or leased by the Company are described below:

                       PRINCIPAL UNIVISION PROPERTIES (1)

                                                AGGREGATE
                                                 SIZE OF
                                               PROPERTY IN                            LEASE
                                               SQUARE FEET                         EXPIRATION
LOCATION                                      (APPROXIMATE)    OWNED OR LEASED        DATE
--------------------------------------------  -------------  --------------------  -----------
Miami, FL...................................      139,625      Owned/Leased(2)       12/31/00(3)
Los Angeles, CA.............................       55,604           Leased            9/30/02(3)
Teaneck, NJ.................................       47,617           Leased            7/31/12(3)
New York, NY................................       35,814           Leased            6/30/10(3)
Secaucus, NJ................................       29,660           Leased            6/30/09

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

    The Miami facility houses Network administration, operations (including the Network's uplink facility), sales, production, news, Galavision operations and WLTV, the Miami station. The Company broadcasts its programs to the Univision Affiliates on three separate satellites from four transponders, one of which is owned and three of which are leased pursuant to two lease agreements that expire in 2011.

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

    The executive officers of the Company as of December 31, 1997 are as follows:

NAME                                                AGE                                POSITION
----------------------------------------------      ---      ------------------------------------------------------------
A. Jerrold Perenchio..........................          67   Chairman of the Board and Chief Executive Officer
Henry Cisneros................................          50   President and Chief Operating Officer
George W. Blank...............................          46   Executive Vice President and Chief Financial Officer
Robert V. Cahill..............................          66   Vice President and Secretary
Ray Rodriguez.................................          46   President and Chief Operating Officer of the Network

    Mr. A. Jerrold Perenchio has been the Chairman of the Board and Chief Executive Officer of the Company since the Acquisition in 1992. From the consummation of the Acquisition through January 27, 1997 he was also the Company's President. Mr. Perenchio has owned and been active in Chartwell Partners since it was formed in 1983. Chartwell Partners is an investment firm that is active in the media and communications industry. Mr. Perenchio has over 25 years of experience in the U.S. media and communications industry. During his career, Mr. Perenchio has been the chief executive officer of a number of successful entities involved in the production and syndication of television programming and from 1975 to 1986 owned and operated Spanish-language television stations in Los Angeles and New York. A. Jerrold Perenchio is John G. Perenchio's father.

    Mr. Henry Cisneros joined the company on January 27, 1997 and serves as the President and Chief Operating Officer. From January 1993 through January 1997, Mr. Cisneros was the Secretary of the U.S. Department of Housing and Urban Development. As a member of the President's Cabinet, Secretary Cisneros was assigned America's housing and community development portfolio. Prior to joining the cabinet, he was Chairman of Cisneros Asset Management Company, a fixed income money management firm operating nationally. In 1981, Mr. Cisneros became the first Hispanic mayor of a major U.S. city when he was elected Mayor of San Antonio, the nation's 10th largest city, where he served four terms until 1989. Mr. Cisneros has served as President of the National League of Cities, Chairman of the National Civic League, Deputy Chair of the Federal Reserve Bank of Dallas, and as a board member of the Rockefeller Foundation. After an investigation by Independent Counsel, Mr. Cisneros was accused in a federal indictment in December 1997 of violating certain federal statutes. Mr. Cisneros is accused of making false statements, obstructing justice, and conspiring to mislead in connection with his appointment as Secretary of the U.S. Department of Housing and Urban Development. Mr. Cisneros was arraigned on January 8, 1998 and pled not guilty. Mr. Cisneros has informed the Company that he will defend himself vigorously.

    Since the Acquisition in 1992, Mr. Blank has been Executive Vice President and Chief Financial Officer of UTG and, since 1995, Chief Financial Officer of the Network. Mr. Blank joined Hallmark Cards Incorporated in March 1987 as a consultant. In September 1987, he became Vice President, Finance and Chief Financial Officer of Univision Holdings, Inc., the Company's predecessor ("UHI"). In addition, from May 1992 through the Acquisition, Mr. Blank held the position of Chief Operating Officer of UTG.

    Mr. Cahill has been the Secretary and a Vice President of the Company since the Acquisition in 1992. Mr. Cahill has been Executive Vice President and General Counsel of Chartwell Partners, an affiliate of Perenchio, since 1985. While at Chartwell Partners, he has also been the Vice President of various other corporations and partnerships affiliated with Perenchio that, among other things, engage in businesses in the media and communications industry. Mr. Cahill has been an associate of Mr. Perenchio for 25 years.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION

    The Company's Class A Common Stock is listed on the New York Stock Exchange and is traded under the symbol "UVN". The Company began trade of its Class A Common Stock on the New York Stock Exchange on September 27, 1996.

    The table below lists the high and low sales prices for the Class A Common Stock as reported on the New York Stock Exchange for each full quarterly period within the two most recent fiscal years.

                                                 PRICE RANGE
                                              ------------------
                                                HIGH      LOW
                                              --------  --------

1996
  Third Quarter.............................. $17       $14 3/4
  Fourth Quarter............................. $20 1/8   $16 5/16

1997
  First Quarter.............................. $18 11/16 $15 7/8
  Second Quarter............................. $19 13/16 $16 1/4
  Third Quarter.............................. $29 1/2   $19 3/8
  Fourth Quarter............................. $35 11/16 $25 3/4

(b)  HOLDERS

    At February 13, 1998, the approximate number of stockholders of record of the Company's Class A Common Stock was 71.

(c)  CASH DIVIDENDS

    No cash Common Stock dividends were distributed during 1997 by the Company. The Company has never declared or paid dividends on its Common Stock. The New Bank Facility restricts the payment of cash dividends on the Common Stock. In addition to any other approval required by law, the approval of a majority of the Class T Directors and a majority of the Class V Directors elected by Televisa and Venevision, the holders of Class T and Class V Common Stock, respectively, is required for the Company to pay any dividends on the Common Stock. Since dividends are not payable on the warrants held by each of Televisa and Venevision, such approval is unlikely so long as such warrants are held by Televisa and Venevision. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

    Presented below is the selected historical financial data of Univision Communications Inc.:

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER-SHARE DATA)

                                             1997            1996           1995          1994          1993
                                        --------------  --------------  ------------  ------------  ------------

INCOME STATEMENT DATA (FOR THE YEARS
  ENDED DECEMBER 31):
Net revenues..........................  $      459,741  $      244,858  $    173,108  $    139,007  $    104,675
Direct operating expenses.............         159,619          58,443        30,774        24,201        21,545
Selling, general and administrative
  expenses............................         137,070          79,818        64,973        49,223        40,174
Depreciation and amortization.........          58,640          39,516        33,506        31,719        33,970
                                        --------------  --------------  ------------  ------------  ------------
Operating income......................         104,412          67,081        43,855        33,864         8,986

Interest expense......................          40,147          41,691        40,222        37,246        36,896
Amortization of deferred financing
  costs...............................           1,630           2,934         3,925         5,419         4,580
Non-recurring expense (reversal) of
  acquired station....................          (1,059)       --               1,750       --
Minority interest in net (income) loss
  of consolidated subsidiary..........        --                (1,851)        7,346        (1,202)       (5,309)
                                        --------------  --------------  ------------  ------------  ------------
Income (loss) before taxes and
  extraordinary loss on extinguishment
  of debt.............................          63,694          24,307        (9,388)       (7,599)      (27,181)
Provision (benefit) for income
  taxes...............................         (19,465)          5,714       --                140       --
                                        --------------  --------------  ------------  ------------  ------------
Income (loss) before extraordinary
  loss on extinguishment of debt......          83,159          18,593        (9,388)       (7,739)      (27,181)
Extraordinary loss on extinguishment
  of debt (net of tax benefit of
  $5,485 in 1996).....................        --                (8,228)         (801)       (4,321)      --
                                        --------------  --------------  ------------  ------------  ------------
Net income (loss).....................          83,159          10,365       (10,189)      (12,060)      (27,181)
Preferred stock dividends.............            (561)       --             --            --            --
                                        --------------  --------------  ------------  ------------  ------------
Net income (loss) applicable to common
  stockholders........................  $       82,598  $       10,365  $    (10,189) $    (12,060) $    (27,181)
                                        --------------  --------------  ------------  ------------  ------------
                                        --------------  --------------  ------------  ------------  ------------

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER-SHARE DATA)

                                             1997            1996           1995          1994          1993
                                        --------------  --------------  ------------  ------------  ------------
EARNINGS PER SHARE AVAILABLE TO COMMON
  STOCKHOLDERS (a)
  Basic Earnings Per Share
    Income (loss) before extraordinary
      loss............................  $         0.97  $         0.22  $      (2.06) $      (1.70) $      (5.96)
    Net income (loss).................  $         0.97  $         0.12  $      (2.24) $      (2.65) $      (5.96)

    Weighted average common shares
      outstanding.....................      85,238,518      85,224,360     4,560,210     4,560,210     4,560,210
  Diluted Earnings Per Share
    Income (loss) before extraordinary
      loss............................  $         0.71  $         0.16  $      (2.06) $      (1.70) $      (5.96)
    Net income (loss).................  $         0.71  $         0.09  $      (2.24) $      (2.65) $      (5.96)

    Weighted average common shares
      outstanding.....................     116,345,337     115,589,660     4,560,210     4,560,210     4,560,210

OTHER DATA
Broadcast cash flow...................  $      174,278  $      114,495  $     83,413  $     69,274  $     45,604
EBITDA................................         163,052         106,597        77,361        65,583        42,956

BALANCE SHEET DATA (at end of year)
Current assets........................  $      138,754  $      111,790  $     55,023  $     42,629  $     30,280
Total assets..........................         967,755         884,367       545,902       565,856       510,741
Current liabilities...................         144,029         120,350       131,264       127,550       119,446
Long-term debt........................         460,830         498,137       249,840       316,661       304,298
Related party debt....................        --              --             112,381        70,722        60,685
Sponsor Loans.........................        --              --             108,361        60,482        23,421
Minority interest.....................        --              --              19,059        11,713        12,915
Stockholders' equity (deficit)........         346,229         262,207       (77,057)      (29,171)      (11,468)

------------------------

(a) All common share and per-common-share amounts have been adjusted retroactively for a two-for-one common stock split effective January 12, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                   FORM 10-K
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    The following management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. In particular, Note 1 (ORGANIZATION AND ACQUISITION) to the Consolidated Financial Statements explains the acquisition of the Network on October 2, 1996, and presents the 1996 and 1995 results of operations of the Company (Univision Communications Inc. and its subsidiaries) on a pro forma basis, as if the 1996 acquisition of the Network and related Reorganization had occurred as of January 1, 1996 and 1995.

RESULTS OF OPERATIONS

    For the twelve months ended December 31, 1997, and from October 3, 1996, to December 31, 1996, the Company's results include the operations of the Network, and as a result, revenues, expenses and other items include the Network for these periods. Consequently, significant variances exist when the results for 1997 are compared to 1996 and those for 1996 are compared to 1995. Accordingly, management's discussion and analysis of results of operations for these periods has been presented on an historical basis and, in addition, on a pro forma basis as described above. Furthermore, results of operations for 1996 and 1995 include the pro forma impact of adjustments for interest expense, amortization of Network goodwill and acquisition-related financing costs, and related income tax benefits. The pro forma 1996 and 1995 results of operations are not necessarily indicative of what would have occurred if the Network acquisition had taken place on January 1, 1996 and 1995.

    As a result of the Reorganization, the Company's major assets are its investments in the Univision Television Group ("UTG") and the Network, from which substantially all of its revenues are derived. UTG's net revenues are derived from the owned-and-operated stations (the "O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. The Network's net revenues include gross advertising revenues generated from the sale of Network advertising, net of agency commissions and station compensation to the Affiliated Stations. Also included in net revenues are Galavision's gross advertising revenues, net of agency commissions, its subscriber fee revenues and other miscellaneous revenues.

    Direct operating expenses consist of programming, news and general operating costs.

YEAR ENDED DECEMBER 31, 1997 ("1997") COMPARED TO YEAR ENDED DECEMBER 31, 1996
  ("1996")

    The following table sets forth selected data from the operating results of the Company for the twelve months ended December 31, 1997 and 1996 on an historical basis and a pro forma basis (unaudited) (in thousands):

                                                      HISTORICAL                    HISTORICAL    PRO FORMA
                                                 --------------------       %       -----------  -----------       %
                                                   1997       1996      INCREASE       1997         1996       INCREASE
                                                 ---------  ---------  -----------  -----------  -----------  -----------
Net revenues...................................  $ 459,741  $ 244,858        87.8%   $ 459,741    $ 370,289         24.2%
Direct operating expenses......................    159,619     58,443       173.1%     159,619      122,510         30.3%
Selling, general and administrative expenses...    137,070     79,818        71.7%     137,070      107,664         27.3%
Depreciation and amortization..................     58,640     39,516        48.4%      58,640       55,049          6.5%
                                                 ---------  ---------       -----   -----------  -----------         ---
Operating income...............................  $ 104,412  $  67,081        55.7%   $ 104,412    $  85,066         22.7%
                                                 ---------  ---------       -----   -----------  -----------         ---
                                                 ---------  ---------       -----   -----------  -----------         ---
Other Data:
  Broadcast cash flow..........................  $ 174,278  $ 114,495        52.2%   $ 174,278    $ 149,711         16.4%
  Corporate charges............................     11,226      7,898        42.1%      11,226        9,596         17.0%
                                                 ---------  ---------       -----   -----------  -----------         ---
  EBITDA.......................................  $ 163,052  $ 106,597        53.0%   $ 163,052    $ 140,115         16.4%
                                                 ---------  ---------       -----   -----------  -----------         ---
                                                 ---------  ---------       -----   -----------  -----------         ---

    REVENUES. Net revenues increased to $459,741,000 in 1997 from $244,858,000 in 1996, an increase of $214,883,000 or 87.8%. The acquisition of the Network accounted for $160,805,000 or 74.8% of the increase, and the O&Os and Galavision accounted for $47,299,000 or 22.0% and $6,779,000 or 3.2%, respectively. Had the Network been owned since January 1, 1996, net revenues would have been $370,289,000 in 1996, compared to $459,741,000 in 1997, an increase of
$89,452,000 or 24.2%. The increase is due to higher net revenues of $47,299,000 at the O&Os, $37,168,000 at the Network and $4,985,000 related to Galavision, which was acquired by the Network on June 30, 1996. The O&Os' increase, which was due to an increase of approximately 14% in the number of spots sold and a 12% increase in the price for advertising spots, was primarily derived from Los Angeles, Miami, Chicago, Houston and New York, with additional increases at all other O&Os. The Network's increase is due to an increase of approximately 21% in the price of advertising spots, offset in part by a decrease in volume of approximately 3%.

    EXPENSES. Direct operating expenses, before the reduction of corporate charges of $232,000 and $197,000 in 1997 and 1996, respectively, increased to $159,619,000 in 1997 from $58,443,000 in 1996, an increase of $101,176,000 or
173.1%. The acquisition of the Network accounted for $95,525,000 or 94.4% of the increase, and the O&Os and Galavision accounted for $3,809,000 or 3.8% and $1,842,000 or 1.8%, respectively. Had the Network been owned since January 1, 1996, direct operating expenses, before the reduction of corporate charges, would have been $122,510,000 in 1996, compared to $159,619,000 in 1997, an increase of $37,109,000 or 30.3%. The increase is primarily due to higher license fees paid or payable to Televisa and Venevision of $23,452,000. As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 9.8% of net revenues in 1996 to 13.0% in 1997. The new morning show, DESPIERTA AMERICA, which began airing mid-April 1997 and generated revenues of approximately $9,000,000, accounted for approximately $3,300,000 (including start-up costs of approximately $560,000) of the total increase in programming costs over 1996. The remainder of the increase is due primarily to higher technical and news costs and $1,410,000 of costs related to Galavision. Had the Network been owned since January 1, 1996, direct operating expenses, as a percentage of net revenues, would have increased from 33.1% in 1996 to 34.7% in 1997.

    Selling, general and administrative expenses, before the reduction of corporate charges of $10,994,000 and $9,399,000 in 1997 and 1996, respectively, increased to $137,070,000 in 1997 from $79,818,000 in 1996, an increase of
$57,252,000 or 71.7%. The acquisition of the Network accounted for $32,700,000 or 57.1% of the increase, and the O&Os and Galavision accounted for $21,215,000 or 37.1% and $3,337,000 or 5.8%, respectively. Had the Network been owned since January 1, 1996, selling, general and administrative expenses, before the reduction of corporate charges, would have been $107,664,000 in 1996, compared to $137,070,000 in 1997, an increase of $29,406,000 or 27.3%. The increase is due in large part to increased selling costs at the O&Os and the Network of $10,211,000, associated with increased sales and staff levels; a charge for costs associated with management changes of approximately $1,500,000; and increased research costs of $1,528,000, all of which are consistent with the Company's strategy of investing in sales management and research. Furthermore, there were compensation costs of approximately $2,200,000 related to new and existing senior management positions, a charge for costs associated with other management changes of approximately $2,000,000 and a reduction in 1996 expenses of $2,200,000 as a result of a litigation reserve reversal. The acquisition of Galavision accounted for $2,135,000. Had the Network been owned since January 1, 1996, selling, general and administrative expenses, as a percentage of net revenues, would have increased from 29.1% in 1996 to 29.8% in 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $58,640,000 in 1997 from $39,516,000 in 1996, an increase of $19,124,000 or
48.4%. The acquisition of the Network accounted for $6,686,000 or 35.0% of the increase, and the O&Os and Galavision accounted for $11,389,000 or 59.6% and $1,049,000 or 5.4%, respectively. On a pro forma basis, depreciation and amortization would have been $55,049,000 in 1996, compared to $58,640,000 in 1997, an increase of $3,591,000 or 6.5%. The increase is due primarily to an increase in depreciation related to increased capital expenditures, the acquisition of Galavision and an increase in goodwill amortization.

    OPERATING INCOME. As a result of the above factors, operating income increased to $104,412,000 in 1997 from $67,081,000 in 1996, an increase of
$37,331,000 or 55.7%. The acquisition of the Network accounted for $25,894,000 or 69.4% of the increase, the O&Os accounted for $10,886,000 or 29.2% and Galavision accounted for $551,000 or 1.4%. On a pro forma basis, operating income would have been $85,066,000 in 1996, compared to $104,412,000 in 1997, an increase of $19,346,000 or 22.7%. As a percentage of net revenues, operating income would have decreased from 23.0% in 1996 to 22.7% in 1997.

    INTEREST EXPENSE. Interest expense decreased to $40,147,000 in 1997 from $41,691,000 in 1996, a decrease of $1,544,000 or 3.7%. On a pro forma basis, interest expense was $39,548,000 in 1996 compared to $40,147,000 in 1997, an increase of $599,000 or 1.5%. The increase is due primarily to higher borrowings during 1997 as compared to 1996, partially offset by lower interest rates in 1997.

    MINORITY INTEREST. In 1996, the Company reported minority interest income of $1,851,000, consisting of the minority interest in the net income of subsidiary of $1,869,000 and preferred stock dividend expense attributable to minority stockholders of $18,000. The minority interest was acquired as part of the Reorganization during 1996. On a pro forma basis, minority interest is eliminated from the 1996 operating results of the Company.

    PROVISION (BENEFIT) FOR INCOME TAXES. In 1997, the Company reported an income tax benefit of $19,465,000 compared to an income tax provision of $5,714,000 in 1996. On a pro forma basis, the Company reported an income tax provision of $7,728,000 in 1996. The 1997 tax benefit results from the recognition of deferred tax assets that management believes, more likely than not, will be realized due to the Company's generating income in its current and future periods. The provision for income taxes included in the 1996 pro forma income statement is based on an effective tax rate of 40%. This tax provision, presented on a pro forma basis, is offset by an income tax benefit arising from the January 1, 1996 loss on extinguishment of debt (see Extraordinary Loss).

    INCOME BEFORE EXTRAORDINARY ITEMS. As a result of the above factors, income before extraordinary items increased to $83,159,000 in 1997 from $18,593,000 in 1996, an increase of $64,566,000. On a pro forma basis, income before extraordinary items increased from $36,331,000 in 1996 to $83,159,000 in 1997, an increase of $46,828,000.

    EXTRAORDINARY LOSS. During 1996, UTG purchased and/or defeased at a premium $92,050,000 face amount of its 11 3/4% Senior Subordinated Notes, resulting in a total extraordinary loss of $13,713,000, including the write-off of the related financing costs of $9,601,000. The related income tax benefits associated with these extraordinary losses were $5,485,000, resulting in an extraordinary loss, net of tax, of $8,228,000 for the year ended 1996. On a pro forma basis, the Senior Subordinated Notes are assumed to be defeased at January 1, 1996, thereby generating an extraordinary loss, net of tax, of $11,186,000 in 1996. The pro forma extraordinary loss is greater than the actual 1996 extraordinary loss of $8,228,000, since the deferred financing costs' unamortized balance was higher at the beginning of 1996 than it was when the Senior Subordinated Notes were actually purchased and/or defeased during 1996.

    NET INCOME. As a result of the above factors, net income increased to $83,159,000 in 1997 from $10,365,000 in 1996, an increase of $72,794,000. On a pro forma basis, net income increased from $25,145,000 in 1996 to $83,159,000 in 1997, an increase of $58,014,000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $174,278,000 in 1997 from $114,495,000 in 1996, an increase of $59,783,000 or 52.2%. The acquisition of the Network accounted for $34,724,000 of the increase, the O&Os accounted for $23,459,000 of the increase and Galavision accounted for $1,600,000. Had the Network been owned since January 1, 1996, broadcast cash flow would have been $149,711,000 in 1996, compared to $174,278,000 in 1997, an increase of
$24,567,000 or 16.4%. As a
percentage of net revenues, broadcast cash flow would have decreased from 40.4% in 1996 to 37.9% in 1997.

    As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 9.8% of net revenues in 1996 to 13.0% in 1997. Had the revised license fee been in effect in 1996, the license fee would have increased by $12,976,000 and broadcast cash flow would have been $136,735,000 in 1996. On a year-to-year basis, broadcast cash flow would have increased by $37,543,000 or 27.5%, from $136,735,000 in 1996 to $174,278,000 in 1997. As a percentage of net revenues, broadcast cash flow would have increased from 36.9% in 1996 to 37.9% in 1997.

    CORPORATE CHARGES. Corporate charges increased to $11,226,000 in 1997 from $7,898,000 in 1996, an increase of $3,328,000 or 42.1%. The acquisition of the Network accounted for $2,144,000 or 64.4% of the increase and the O&Os accounted for $1,184,000 or 35.6%. Had the Network been owned since January 1, 1996, corporate charges would have been $9,596,000 in 1996 compared to $11,226,000 in 1997, an increase of $1,630,000 or 17.0%. The increase is primarily due to costs associated with being a public company and increased staffing costs. As a percentage of net revenues, corporate charges would have decreased from 2.6% in 1996 to 2.4% in 1997.

    EBITDA.  EBITDA increased to $163,052,000 in 1997 from $106,597,000 in 1996, an increase of $56,455,000 or 53.0%. The acquisition of the Network accounted for $32,580,000 of the increase, the O&Os accounted for $22,275,000 of the increase and Galavision accounted for $1,600,000. Had the Network been owned since January 1, 1996, EBITDA would have been $140,115,000 in 1996, compared to $163,052,000 in 1997, an increase of $22,937,000 or 16.4%. As a percentage of net revenues, EBITDA would have decreased from 37.8% in 1996 to 35.5% in 1997.

    As explained in BROADCAST CASH FLOW, had the revised license fee been in effect in 1996, the license fee would have increased by $12,976,000 and pro forma EBITDA would have been $127,139,000 in 1996. Thus, EBITDA would have increased by $35,913,000 or 28.2%, from $127,139,000 in 1996 to $163,052,000 in
1997. As a percentage of net revenues, pro forma EBITDA would have increased from 34.3% in 1996 to 35.5% in 1997.

YEAR ENDED DECEMBER 31, 1996 ("1996") COMPARED TO YEAR ENDED DECEMBER 31, 1995
  ("1995")

    The following table sets forth selected data from the operating results of the Company for the years ended December 31, 1996 and 1995 on an historical basis and a pro forma basis (unaudited) (in thousands):

                                                  HISTORICAL                           PRO FORMA              %
                                            ----------------------       %       ----------------------   INCREASE
                                               1996        1995      INCREASE       1996        1995     (DECREASE)
                                            ----------  ----------  -----------  ----------  ----------  -----------
Net revenues                                $  244,858  $  173,108       41.4%   $  370,289  $  321,339       15.2%
Direct operating expenses                       58,443      30,774       89.9%      122,510     110,402       11.0%
Selling, general and administrative
  expenses                                      79,818      64,973       22.8%      107,664      99,369        8.3%
Depreciation and amortization                   39,516      33,506       17.9%       55,049      53,965        2.0%
                                            ----------  ----------  -----------  ----------  ----------  -----------

Operating income                            $   67,081  $   43,855       53.0%   $   85,066  $   57,603       47.7%
                                            ----------  ----------  -----------  ----------  ----------  -----------
                                            ----------  ----------  -----------  ----------  ----------  -----------

Other Data:
  Broadcast cash flow                       $  114,495  $   83,413       37.3%   $  149,711  $  121,268       23.5%
  Corporate charges                              7,898       6,052       30.5%        9,596       9,700       (1.1%)
                                            ----------  ----------  -----------  ----------  ----------  -----------
  EBITDA                                    $  106,597  $   77,361       37.8%   $  140,115  $  111,568       25.6%
                                            ----------  ----------  -----------  ----------  ----------  -----------
                                            ----------  ----------  -----------  ----------  ----------  -----------

    REVENUES. Net revenues increased to $244,858,000 in 1996 from $173,108,000 in 1995, an increase of $71,750,000 or 41.4%. The acquisition of the Network accounted for $49,392,000 or 68.8% of the increase, and the O&Os and Galavision accounted for $20,683,000 or 28.8% and $1,675,000 or 2.4%, respectively. Had the Network been owned as of January 1, 1995, net revenues would have increased from $321,339,000 in 1995 to $370,289,000 in 1996, an increase of $48,950,000 or
15.2%. The increase is due to higher net revenues of $20,683,000 at the O&Os, $24,798,000 at the Network, and $3,469,000 related to Galavision, which was acquired by the Network on June 30, 1996. The O&Os' increase, which is predominantly driven by increased prices for advertising spots, is primarily from Los Angeles, Miami, Houston and Chicago, with increases at all other O&Os except New York. The Network's increase is due primarily to rate increases and increased volume on previously lower-demand dayparts as compared to 1995.

    A major initiative was implemented to improve the performance of the New York station. The increased awareness among advertisers about the New York Hispanic community and the advertisers' ability to reach that audience through the New York station are expected to have a positive effect on the performance of the station.

    EXPENSES. Direct operating expenses, before the reduction of corporate charges of $197,000 and $170,000 in 1996 and 1995, respectively, increased to $58,443,000 in 1996 from $30,774,000 in 1995, an increase of $27,669,000 or
89.9%. The acquisition of the Network accounted for $24,489,000 or 88.5% of the increase, and the O&Os and Galavision accounted for $2,626,000 or 9.5% and $554,000 or 2.0%, respectively. Had the Network been owned as of January 1, 1995, direct operating expenses, before the reduction of corporate charges, would have increased from $110,402,000 in 1995 to $122,510,000 in 1996, an increase of $12,108,000 or 11.0%. The increase is due primarily to higher license fees paid or payable to Televisa and Venevision under the Program License Agreements and the Agreement Concerning Production and Acquisition of Programs, which was terminated as part of the Reorganization, of $6,281,000, based on higher Combined Net Time Sales, and increases in technical, programming and news costs. Had the Network been owned since January 1, 1995, direct operating expenses, as a percentage of net revenues, would have decreased from 34.4% in 1995 to 33.1% in 1996.

    Selling, general and administrative expenses, before the reduction of corporate charges of $9,399,000 and $9,530,000 in 1996 and 1995, respectively, increased to $79,818,000 in 1996 from $64,973,000 in 1995, an increase of $14,845,000 or 22.8%. The acquisition of the Network accounted for $10,023,000 or 67.5% of the increase, and the O&Os and Galavision accounted for $2,975,000 or 20.0% and $1,847,000 or 12.5%, respectively. Had the Network been owned since January 1, 1995, selling, general and administrative expenses, before the reduction of corporate charges, would have increased from $99,369,000 in 1995 to $107,664,000 in 1996, an increase of $8,295,000 or 8.3%. The increase is primarily a result of increased selling and research costs of $12,320,000 associated with increased sales and staff levels, offset in part by the net favorable impact of certain legal matters. Had the Network been owned since January 1, 1995, selling, general and administrative expenses, as a percentage of net revenues, would have decreased from 30.9% in 1995 to 29.1% in 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $39,516,000 in 1996 from $33,506,000 in 1995, an increase of $6,010,000 or
17.9%. The acquisition of the Network accounted for $1,782,000 or 29.7% of the increase, and the O&Os and Galavision accounted for $3,922,000 or 65.3% and $306,000 or 5.0%, respectively. On a pro forma basis, depreciation and amortization would have increased from $53,965,000 in 1995 to $55,049,000 in 1996, an increase of $1,084,000 or 2.0%. The increase is due primarily to depreciation related to increased capital expenditures, offset in part by a decrease in goodwill amortization.

    OPERATING INCOME. As a result of the above factors, operating income increased to $67,081,000 in 1996 from $43,855,000 in 1995, an increase of $23,226,000 or 53.0%. The acquisition of the Network accounted for $13,098,000 of the increase, the O&Os accounted for $11,160,000 and Galavision accounted for a decrease in operating income of $1,032,000. On a pro forma basis, operating income would have increased from $57,603,000 in 1995 to $85,066,000 in 1996, an increase of $27,463,000 or 47.7%. As a percentage of net revenues, operating income would have increased from 17.9% in 1995 to 23.0% in 1996.

    INTEREST EXPENSE. Interest expense increased to $41,691,000 in 1996 from $40,222,000 in 1995, an increase of $1,469,000 or 3.7%. On a pro forma basis, interest expense increased from $37,055,000 in 1995 to $39,548,000 in 1996, an increase of $2,493,000 or 6.7%. The increase is due primarily to higher borrowings during 1996 as compared to 1995.

    MINORITY INTEREST. In 1996, the Company reported minority interest income of $1,851,000, associated with the net income of a consolidated subsidiary, as compared to a minority interest loss of $7,346,000 in 1995. Minority interest of $1,851,000 in 1996 consisted of the minority interest in the net income of subsidiary of $1,869,000 and the preferred stock dividends attributable to minority stockholders of $18,000. On a pro forma basis, minority interest is eliminated from the operating results of the Company.

    PROVISION (BENEFIT) FOR INCOME TAXES. In 1996, the Company reported an income tax provision of $5,714,000, and no income taxes were provided for during 1995. On a pro forma basis, the Company reported an income tax provision of $7,728,000 in 1996 and $6,900,000 in 1995. The provision for income taxes in 1996 and 1995 is based on an effective tax rate of 40%. This tax provision, presented on a pro forma basis, is offset by an income tax benefit arising from the January 1, 1996 and 1995 loss on extinguishment of debt (see Extraordinary
Loss).

    INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS. As a result of the above factors, income before extraordinary items increased to $18,593,000 in 1996 from a loss of $9,388,000 in 1995, an improvement of $27,981,000. On a pro forma basis, income before extraordinary items increased from $10,410,000 in 1995 to $36,331,000 in 1996, an increase of $25,921,000 or 249.0%.

    EXTRAORDINARY LOSS. During 1996, UTG purchased and/or defeased at a premium $92,050,000 face amount of its 11 3/4% Senior Subordinated Notes, resulting in a total extraordinary loss of $13,713,000, including the write-off of the related financing costs of $9,601,000. The related income tax benefits associated with these extraordinary losses were $5,485,000, resulting in an extraordinary loss, net of tax, of $8,228,000 for the year ended 1996. On a pro forma basis, the Senior Subordinated Notes are assumed to be defeased at the beginning of each year for 1996 and 1995, thereby generating extraordinary losses, net of tax, of $11,186,000 in 1996 and $16,345,000 in 1995. These pro forma extraordinary losses are greater than the actual 1996 extraordinary loss of $8,228,000, since the deferred financing costs' unamortized balances were higher at the beginning of 1996 and 1995 than they were when the Senior Subordinated Notes were actually purchased and/or defeased during 1996.

    NET INCOME (LOSS). As a result of the above factors, net income increased to $10,365,000 in 1996 from a net loss of $10,189,000 in 1995, an improvement of $20,554,000. On a pro forma basis, net income increased from a loss of $5,935,000 in 1995 to $25,145,000 in 1996, an improvement of $31,080,000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $114,495,000 in 1996 from $83,413,000 in 1995, an increase of $31,082,000 or 37.3%. The acquisition of the Network accounted for $15,480,000 of the increase, the O&Os accounted for $16,328,000 of the increase and Galavision accounted for a decrease in broadcast cash flow of $726,000. Had the Network been owned since January 1, 1995, broadcast cash flow would have increased from $121,268,000 in 1995 to $149,711,000 in 1996, an increase of $28,443,000 or 23.5%. As a percentage of net revenues, broadcast cash flow would have increased from 37.7% in 1995 to 40.4% in 1996.

    CORPORATE CHARGES. Corporate charges increased to $7,898,000 in 1996 from $6,052,000 in 1995, an increase of $1,846,000 or 30.5%. The acquisition of the Network accounted for $600,000 or 32.5% of the increase, and the O&Os accounted for $1,246,000 or 67.5%. Had the Network been owned since January 1, 1995, corporate charges would have decreased from $9,700,000 in 1995 to $9,596,000 in 1996, a decrease of $104,000 or 1.1%. As a percentage of net revenues, corporate charges would have decreased from 3.0% in 1995 to 2.6% in 1996.

    EBITDA.  EBITDA increased to $106,597,000 in 1996 from $77,361,000 in 1995, an increase of $29,236,000 or 37.8%. The acquisition of the Network accounted for $14,880,000 of the increase, the O&Os accounted for $15,082,000 of the increase and Galavision accounted for a decrease of $726,000. Had the Network been owned since January 1, 1995, EBITDA would have increased from $111,568,000 in 1995 to $140,115,000 in 1996, an increase of $28,547,000 or 25.6%. As a percentage of net revenues, EBITDA would have increased from 34.7% in 1995 to 37.8% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include UTG, the Network and Galavision, totaled $35,199,000 in 1997 and $18,873,000 in 1996. These amounts exclude the capitalized transponder lease obligations of the Network. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of upgrading and relocating several of its television station facilities. Furthermore, during the next few years, the Company also will make an investment in digital technology. The amount of this investment has not been quantified, as the Company is in the process of determining the options available to it. Capital spending in 1998 is expected to approximate $40,000,000, of which approximately $20,000,000 relates to new facilities required for the Sacramento, Bakersfield and Phoenix stations and several transmitter and tower replacements. Capital spending in 1999 and 2000 is expected to approximate $20,000,000 per annum.

    The Bank Facility consists of a $400,000,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $200,000,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date.

    The Bank Facility permits the lenders thereunder to advance up to an additional $250,000,000 of term loans (the "Incremental Facility"), although the Company has not requested and there are no commitments at this time to lend any such additional amounts.

    The Term Facility amortizes quarterly, with $49,000,000 required to be repaid during 1998. In addition, in the first quarter of 1998, the Company will be required to make a $10,000,000 pre payment against its Term Facility as a result of its annual "excess cash flow" calculation (see Note 5). This amount is expected to be funded by an increase in the Revolving Credit Facility. The Revolving Credit Facility has quarterly scheduled reductions in availability beginning in 1999. If any loans are made available under the Incremental Facility, such loans will be amortized beginning on March 31, 1999, and are required to be repaid in full on or before August 31, 2004.

    Loans made under the Bank Facility bear interest rates, which include interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. Furthermore, there are no interest rate margins applicable to prime rate loans. At December 31, 1997, the interest rate applicable to the Company's Eurodollar loans was approximately 6.50%, which includes an interest rate margin cost of 0.50%. The interest rate applicable to all prime rate loans was 8.50%.

    The Company has entered into interest rate cap agreements to reduce the impact of changes in interest rates on its Term Facility, which are determined by the Eurodollar interest rate plus a margin of 0.35% to 1.00%. The Company has two interest rate cap agreements with commercial banks covering a total notional principal amount of $220,000,000 of its Term Facility. The agreements effectively limit the Company's Eurodollar interest rate exposure to 7% on $220,000,000 of the Term Facility. The fee for the interest rate protection agreements of $462,000 was capitalized as a deferred financing cost and is being amortized over two years, the period of the instruments, on a straight-line basis.

    The Company expects to explore both Spanish-language television and other media-acquisition opportunities to complement and capitalize on the Company's existing business and management. The purchase price for such acquisitions may be paid (i) with cash derived from operating cash flow, proceeds available under the Bank Facility or proceeds from future debt or equity offerings (ii) with equity or debt securities of the Company or (iii) with any combination thereof.

    As a result of net operating loss carryforwards attributable to the Acquisition, net operating losses since the Acquisition, tax consequences of the Reorganization, other timing differences and 1997 book taxable income, the Company has available a deferred tax asset of approximately $53,000,000 to offset future taxes payable arising from operations. In addition, at December 31, 1997, the Company had approximately $531,900,000 of net remaining intangible assets that will be expensed over the next 20 years for financial reporting purposes that will not be deductible for tax purposes.

    The Company has acquired the Spanish-language broadcast rights in the U.S. to all 64 of the 1998 World Cup Soccer Championship Games from a Televisa subsidiary. The terms call for a fixed payment of $25,000,000 in total, to be paid in four equal installments during May, June, August and September 1998. In addition to these payments and consistent with past coverage of the World Cup Games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup Games, as well as the production of certain television programming related to the games. The funds for these payments are expected to come from income from operations and/or borrowings from existing bank facilities.

    The Company and Televisa are continuing to explore the cooperative production of NON-NOVELA programming, including but not limited to levels of production and financial commitments of each party. On October 31, 1997, the Company entered into a non-binding letter of intent with Home Shopping Network, Inc., to form a joint venture to create and operate a live Spanish-language television shopping service intended for distribution in the United States, Latin America, Portugal and Spain. The terms of a definitive agreement are being negotiated, and the United States business is expected to begin operations in the first half of 1998. No assurance can be given that either venture will be entered into, or if entered into, that either venture, the programs or the network will be successful.

    The Company expects to incur internal staff costs as well as consulting and other expenses related to the Year 2000 issues. The Company cannot currently estimate the amount of these costs, which could be material to its results of operations and financial position. If not resolved, this issue could have a significant adverse impact on the Company's operations.

SEASONALITY

    The advertising revenues of the Company vary over the calendar year. Historically, approximately 30% of total advertising revenues have been generated in the fourth quarter and 20% in the first quarter, with the remainder split approximately equally between the second and third quarters. Because of the relatively fixed nature of the costs of the Company's business, seasonal variations in operating income are more pronounced than those of revenues.

IMPACT OF INFLATION

    Management believes that the impact of inflation on the Company's business has not been material.

COMPANY STATEMENTS FOR FORWARD-LOOKING INFORMATION

    Certain statements contained in this section and throughout this Annual Report contain forward-looking statements that represent the Company's expectations or beliefs concerning future events, including but not limited to the following: (i) the Company's ability to (a) further the development of Hispanic market advertising as a core media buy, (b) secure larger portions of major advertising budgets, (c) increase advertiser awareness of the share of television audience Univision can provide, (d) remain a leading source of news, sports and entertainment for Hispanic Americans, (e) make successful strategic acquisitions and (f) provide continued growth through cash flow; (ii) the growth of the Hispanic population and its buying power and (iii) sufficiency of the Company's working capital, availability of borrowings under the New Bank Facility and cash flow from operating activities for the Company's future operating and capital requirements.

    The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, lack of increase in advertisers' spending on Univision, decrease in the supply or quality of programming, increase in the cost of programming, a decrease in Univision's ratings or audience share, an increase in preference among Hispanics for English-language television, competitive pressures from other television broadcasters and other entertainment and news media (some of whom use Televisa programming), the potential impact of new technologies, and regulatory and other obstacles to making acquisitions. Results actually achieved thus may differ materially from expected results in these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-1 through F-29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information relating to directors required by this item will be contained under the captions "Board Of Directors" and "Election Of Directors" in a definitive Proxy Statement which the registrant will file with the Securities and Exchange commission not later than 120 days after December 31, 1997 (the "Proxy Statement"), and such information is incorporated herein by reference.

    The information relating to executive officers required by this item is included herein in Part I under the caption "Executive Officers".

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------
    2.1   (8) Agreement and Plan of Reorganization dated as of September 25, 1996
    3.1   (7) Amended and Restated Certificate of Incorporation of the Company
    3.2   (7) Amended and Restated Bylaws of the Company
    4.1   (8) Form of specimen stock certificate
    4.2   (1) Indenture dated as of December 15, 1992 relating to Univision Television Group Inc.'s 11 3/4%
               Senior Subordinated Notes due 2001 (including the form of notes)
    4.3   (1) First Supplemental Indenture dated as of December 17, 1992 relating to Univision Television Group,
               Inc.'s 11 3/4% Senior Subordinated Notes due 2001
    4.4   (2) Indenture dated as of December 17, 1992 relating to PTI Holdings, Inc.'s Subordinated Ten Year
               Notes due 2002 (including the form of notes)
    4.5   (3) Indenture dated as of December 17, 1992 relating to The Univision Network Holding Limited
               Partnership's Subordinated Ten Year Notes due 2002 (including form of notes)
    4.6   (4) First Supplemental Indenture dated as of October 1, 1993 relating to PTI Holdings, Inc.'s
               Subordinated Ten Year Notes due 2002
    4.7   (4) First Supplemental Indenture dated as of October 1, 1993 relating to The Univision Network Holding
               Limited Partnership's Subordinated Ten Year Notes due 2002
    4.8   (5) Second Supplemental Indenture dated as of July 8, 1994 relating to Univision Television Group,
               Inc.'s 11 3/4% Senior Subordinated Notes due 2001
    4.9   (5) Third Supplemental Indenture dated as of August 8, 1994 relating to Univision Television Group,
               Inc.'s 11 3/4% Senior Subordinated Notes due 2001
   10.1   (8) Indemnification Agreement dated as of September 26, 1996 between the Company and each of its executive officers and directors
   10.2   (8) Registration Rights Agreement dated as of October 2, 1996
   10.3   (7) 1996 Performance Award Plan
   10.4   (6) Employment Agreement dated as of January 1, 1995, between Univision Television Group, Inc. and
               George W. Blank
   10.5   (6) Amended Employment Agreement dated as of January 1, 1996, between Univision Television Group, Inc.
               and George W. Blank
   10.6   (8) Amended and Restated Program License Agreement dated as of October 1, 1996 by and between Dennevar
               B.V. and the Company
   10.7   (8) Amended and Restated Program License Agreement dated as of October 1, 1996 by and between Univisa,
               Inc. and the Company
   10.8   (8) Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa,
               Venevision and certain of their affiliates
   10.9   (8) International Program Rights Agreement by and among the Company, Venevision and Televisa
   10.10  (8) Amended and Restated Warrants issued to Televisa dated as of October 2, 1996
   10.11  (8) Amended and Restated Warrants issued to Venevision dated as of October 2, 1996

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------
   10.12  (8) Credit Agreement dated as of September 26, 1996 among Univision Communications Inc., the banks and other financial institutions parties thereto (the "Lenders"), The Chase Manhattan Bank, N.A., a national banking association ("Chase"), as a managing agent and Banque Paribas, a French banking corporation ("Paribas"), as a managing agent, and Chase as administrative agent
   10.12.1(9) First Amendment to Credit Agreement dated as of April 10, 1997 (this "Amendment") to the Credit
               Agreement dated as of September 26, 1996 (the "Credit Agreement") among Univision Communications
               Inc. (the "Borrower"), certain Lenders party thereto (collectively, the "Lenders"), Banque
               Paribas and The Chase Manhattan Bank (collectively, the "Managing Agents") and The Chase
               Manhattan Bank, as Administrative Agent (in such capacity, the "Administrative Agent").
   10.13  (8) Security Agreements dated as of September 26, 1996 between Univision Communications Inc. and each of the Guarantors (as defined therein) in favor of the Administrative Agent, for the benefit of the Lenders
   10.14.1(8) Guarantee dated as of September 26, 1996 executed by the Guarantors other than Univision Network
               Limited Partnership in favor of the Administrative Agent for the benefit of the Lenders
   10.14.2(8) Guarantee dated as of September 26, 1996 executed by Univision Network Limited Partnership in favor of the Administrative Agent for the benefit of the Lenders
   10.15  (7) Employment Agreement dated as of January 1, 1995 between the Network and Ray Rodriguez
   10.16  (7) Amendment to Employment Agreement dated as of January 1, 1996 between the Network and Ray Rodriguez
   10.17  (7) Warrants dated as of October 21, 1996 issued to The Davila Family, LLC
   10.18  (6) Transponder Purchase Agreement between Univision, Inc. and Hughes Communications Satellite
               Services, Inc. dated as of January 17, 1990 and assumed by the Network
   10.19  (6) Transponder Service Agreement between Univision, Inc. dated as of January 17, 1990 and assumed by the Network
   10.20  (8) Amendment to Employment Agreement dated as of January 1, 1997 between Univision Television Group,
               Inc. and George W. Blank
   10.21  (8) Amendment to Employment Agreement dated as of January 1, 1997, between the Network and Ray
               Rodriguez
   10.22  (8) Employment Agreement dated as of February 10, 1997, by and between the Company and Henry Cisneros
   10.23  (8) Amendment to Employment Agreement dated as of February 10, 1997 by and between the Company and
               Henry Cisneros
   10.24     Amendment to Employment Agreement dated as of December 22, 1997 between Univision Television Group,
               Inc. and George W. Blank
   10.25     Amendment to Employment Agreement dated as of December 22, 1997, between the Network and Ray
               Rodriguez
   10.26     Amendment to Employment Agreement dated as of December 22, 1997 by and between the Company and
               Henry Cisneros
   11.1      Statement of Computation of Earnings Per Share
   21.1      Subsidiaries of the Company
   23.1      Consents of experts and counsel
   24.1      Power of Attorney (contained on "Signatures" page)
   27.1      Financial Data Schedule - Fiscal year ended 1997
   27.2      Financial Data Schedule - Restated nine months September 30, 1996 and fiscal year 1996

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------
   27.3      Financial Data Schedule - Restated three months March 31, 1997, six months June 30, 1997 and nine months September 30, 1997

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

(3) Previously filed as an exhibit to the Registration Statement on From S-1 of The Univision Network Holding Limited Partnership (File No. 33-66434)

(4) Previously filed as an exhibit to PTI Holdings, Inc.'s Annual Report on Form 10K for the year ended December 31, 1993

(5) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1994

(6) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1995

(7) Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-1 (File No. 333-6309)

(8) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1996

(9) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1997

(B) FINANCIAL STATEMENT SCHEDULES

    Schedule II--Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(C) REPORTS ON FORM 8-K

    During the three month period ended December 31, 1997, the registrant filed no reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 1998.

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

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------
   /s/ A. JERROLD PERENCHIO
------------------------------  Chairman of the Board and     March 11, 1998
     A. Jerrold Perenchio         Chief Executive Officer

                                Executive Vice President
                                  and Chief Financial
     /s/ GEORGE W. BLANK          Officer, in his
------------------------------    capacities, as Chief        March 11, 1998
       George W. Blank            Financial Officer and
                                  Principal Accounting
                                  Officer

      /s/ HENRY CISNEROS
------------------------------  President and Chief           March 11, 1998
        Henry Cisneros            Operating Officer

------------------------------  Director                      March 11, 1998
       Gustavo Cisneros

     /s/ LAWRENCE W. DAM
------------------------------  Director                      March 11, 1998
       Lawrence W. Dam

       /s/ HAROLD GABA
------------------------------  Director                      March 11, 1998
         Harold Gaba

        /s/ ALAN HORN
------------------------------  Director                      March 11, 1998
          Alan Horn

    /s/ JOHN G. PERENCHIO
------------------------------  Director                      March 11, 1998
      John G. Perenchio

      /s/ RAY RODRIGUEZ
------------------------------  Director                      March 11, 1998
        Ray Rodriguez

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------
    2.1   (8) Agreement and Plan of Reorganization dated as of September 25, 1996
    3.1   (7) Amended and Restated Certificate of Incorporation of the Company
    3.2   (7) Amended and Restated Bylaws of the Company
    4.1   (8) Form of specimen stock certificate
    4.2   (1) Indenture dated as of December 15, 1992 relating to Univision Television Group Inc.'s 11 3/4%
               Senior Subordinated Notes due 2001 (including the form of notes)
    4.3   (1) First Supplemental Indenture dated as of December 17, 1992 relating to Univision Television Group,
               Inc.'s 11 3/4% Senior Subordinated Notes due 2001
    4.4   (2) Indenture dated as of December 17, 1992 relating to PTI Holdings, Inc.'s Subordinated Ten Year
               Notes due 2002 (including the form of notes)
    4.5   (3) Indenture dated as of December 17, 1992 relating to The Univision Network Holding Limited
               Partnership's Subordinated Ten Year Notes due 2002 (including form of notes)
    4.6   (4) First Supplemental Indenture dated as of October 1, 1993 relating to PTI Holdings, Inc.'s
               Subordinated Ten Year Notes due 2002
    4.7   (4) First Supplemental Indenture dated as of October 1, 1993 relating to The Univision Network Holding
               Limited Partnership's Subordinated Ten Year Notes due 2002
    4.8   (5) Second Supplemental Indenture dated as of July 8, 1994 relating to Univision Television Group,
               Inc.'s 11 3/4% Senior Subordinated Notes due 2001
    4.9   (5) Third Supplemental Indenture dated as of August 8, 1994 relating to Univision Television Group,
               Inc.'s 11 3/4% Senior Subordinated Notes due 2001
   10.1   (8) Indemnification Agreement dated as of September 26, 1996 between the Company and each of its executive officers and directors
   10.2   (8) Registration Rights Agreement dated as of October 2, 1996
   10.3   (7) 1996 Performance Award Plan
   10.4   (6) Employment Agreement dated as of January 1, 1995, between Univision Television Group, Inc. and
               George W. Blank
   10.5   (6) Amended Employment Agreement dated as of January 1, 1996, between Univision Television Group, Inc.
               and George W. Blank
   10.6   (8) Amended and Restated Program License Agreement dated as of October 1, 1996 by and between Dennevar
               B.V. and the Company
   10.7   (8) Amended and Restated Program License Agreement dated as of October 1, 1996 by and between Univisa,
               Inc. and the Company
   10.8   (8) Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa,
               Venevision and certain of their affiliates
   10.9   (8) International Program Rights Agreement by and among the Company, Venevision and Televisa
   10.10  (8) Amended and Restated Warrants issued to Televisa dated as of October 2, 1996
   10.11  (8) Amended and Restated Warrants issued to Venevision dated as of October 2, 1996
   10.12  (8) Credit Agreement dated as of September 26, 1996 among Univision Communications Inc., the banks and other financial institutions parties thereto (the "Lenders"), The Chase Manhattan Bank, N.A., a national banking association ("Chase"), as a managing agent and Banque Paribas, a French banking corporation ("Paribas"), as a managing agent, and Chase as administrative agent

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------
   10.12.1(9) First Amendment to Credit Agreement dated as of April 10, 1997 (this "Amendment") to the Credit
               Agreement dated as of September 26, 1996 (the "Credit Agreement") among Univision Communications
               Inc. (the "Borrower"), certain Lenders party thereto (collectively, the "Lenders"), Banque
               Paribas and The Chase Manhattan Bank (collectively, the "Managing Agents") and The Chase
               Manhattan Bank, as Administrative Agent (in such capacity, the "Administrative Agent").
   10.13  (8) Security Agreements dated as of September 26, 1996 between Univision Communications Inc. and each of the Guarantors (as defined therein) in favor of the Administrative Agent, for the benefit of the Lenders
   10.14.1(8) Guarantee dated as of September 26, 1996 executed by the Guarantors other than Univision Network
               Limited Partnership in favor of the Administrative Agent for the benefit of the Lenders
   10.14.2(8) Guarantee dated as of September 26, 1996 executed by Univision Network Limited Partnership in favor of the Administrative Agent for the benefit of the Lenders
   10.15  (7) Employment Agreement dated as of January 1, 1995 between the Network and Ray Rodriguez
   10.16  (7) Amendment to Employment Agreement dated as of January 1, 1996 between the Network and Ray Rodriguez
   10.17  (7) Warrants dated as of October 21, 1996 issued to The Davila Family, LLC
   10.18  (6) Transponder Purchase Agreement between Univision, Inc. and Hughes Communications Satellite
               Services, Inc. dated as of January 17, 1990 and assumed by the Network
   10.19  (6) Transponder Service Agreement between Univision, Inc. dated as of January 17, 1990 and assumed by the Network
   10.20  (8) Amendment to Employment Agreement dated as of January 1, 1997 between Univision Television Group,
               Inc. and George W. Blank
   10.21  (8) Amendment to Employment Agreement dated as of January 1, 1997, between the Network and Ray
               Rodriguez
   10.22  (8) Employment Agreement dated as of February 10, 1997, by and between the Company and Henry Cisneros
   10.23  (8) Amendment to Employment Agreement dated as of February 10, 1997 by and between the Company and
               Henry Cisneros
   10.24     Amendment to Employment Agreement dated as of December 22, 1997 between Univision Television Group,
               Inc. and George W. Blank
   10.25     Amendment to Employment Agreement dated as of December 22, 1997, between the Network and Ray
               Rodriguez
   10.26     Amendment to Employment Agreement dated as of December 22, 1997 by and between the Company and
               Henry Cisneros
   11.1      Statement of Computation of Earnings Per Share
   21.1      Subsidiaries of the Company
   23.1      Consents of experts and counsel
   24.1      Power of Attorney (contained on "Signatures" page)
   27.1      Financial Data Schedule - Fiscal year ended 1997
   27.2      Financial Data Schedule - Restated nine months September 30, 1996 and fiscal year 1996
   27.3      Financial Data Schedule - Restated three months March 31, 1997, six months June 30, 1997 and nine months September 30, 1997

------------------------

(1) Previously filed as an exhibit to the Registration Statement on Form S- 1 of Univision Television Group, Inc. (File No. 33-59534)

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

(3) Previously filed as an exhibit to the Registration Statement on From S-1 of The Univision Network Holding Limited Partnership (File No. 33-66434)

(4) Previously filed as an exhibit to PTI Holdings, Inc.'s Annual Report on Form 10K for the year ended December 31, 1993

(5) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1994

(6) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1995

(7) Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-1 (File No. 333-6309)

(8) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1996

(9) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1997

(B) FINANCIAL STATEMENT SCHEDULES

    Schedule II--Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(C) REPORTS ON FORM 8-K

    During the three month period ended December 31, 1997, the registrant filed no reports on Form 8-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Univision Communications Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Univision Communications Inc. (a Delaware Corporation) and subsidiaries for the years ended December 31, 1997, 1996 and 1995 included in Item 8 of this Form 10-K and have issued our report thereon dated February 6, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(b) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule for the years ended December 31, 1995, 1996 and 1997 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 6, 1998

                                                                     SCHEDULE II

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                             (DOLLARS IN THOUSANDS)

                                                                      ADDITIONS
                                                           -------------------------------
                                            BALANCE AT       CHARGED TO
                                           BEGINNING OF      COSTS AND        CHARGED TO                      BALANCE AT END
DESCRIPTION                                   PERIOD          EXPENSES      OTHER ACCOUNTS     DEDUCTIONS       OF PERIOD
----------------------------------------  --------------   --------------   --------------   --------------   --------------
                                          DEBIT (CREDIT)   DEBIT (CREDIT)   DEBIT (CREDIT)   DEBIT (CREDIT)   DEBIT (CREDIT)

FOR THE YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful accounts.........    $  (5,090)        $ (2,690)        $--              $  3,927(1)     $  (3,853)
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------
Accumulated amortization of intangible
  assets................................    $ (58,234)        $(28,264)        $--              $--             $ (86,498)
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------
Accumulated amortization of deferred
  financing costs.......................    $  (9,793)        $ (3,925)        $--              $    121(2)     $ (13,597)
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------
Allowance for deferred tax asset........    $ (49,600)        $--              $  2,000(3)      $    100(6)     $ (47,500)
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------

FOR THE YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful accounts.........    $  (3,853)        $ (2,267)        $ (4,013)(4)     $  1,395(1)     $  (8,738)
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------
Accumulated amortization of intangible
  assets................................    $ (86,498)        $(31,112)        $(16,378)(4)     $--             $(133,988)
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------
Accumulated amortization of deferred
  financing costs.......................    $ (13,597)        $ (2,934)        $ 15,658(5)      $    530(2)     $    (343)
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------
Allowance for deferred tax asset........    $ (47,500)        $--              $  5,000(3)      $(37,000)(6)    $ (79,500)
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------

FOR THE YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts.........    $  (8,738)        $ (1,312)        $--              $  1,466(1)     $  (8,584)
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------
Accumulated amortization of intangible
  assets................................    $(133,988)        $(42,286)        $--              $--             $(176,274)
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------
Accumulated amortization of deferred
  financing costs.......................    $    (343)        $ (1,630)        $--              $--             $  (1,973)
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------
Allowance for deferred tax asset........    $ (79,500)        $ 56,120         $ 23,380(3)      $--             $ --
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------

--------------------------

(1) Write-offs of accounts receivable, net of recoveries.

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
UNIVISION COMMUNICATIONS INC.

    Report of Independent Public Accountants...............................................................     F-2

    Consolidated Balance Sheets at December 31, 1997 and 1996..............................................     F-3

    Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.............     F-4

    Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31,
     1995, 1996 and 1997...................................................................................     F-5

    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.............     F-6

    Notes to Consolidated Financial Statements.............................................................     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Univision Communications Inc.:

    We have audited the accompanying consolidated balance sheets of Univision Communications Inc. (a Delaware Corporation) and subsidiaries, as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Univision Communications Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Roseland, New Jersey

February 6, 1998

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                            DECEMBER 31,   DECEMBER 31,
                                                                1997           1996
                                                            ------------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents...............................    $ 10,660       $ 11,588
  Short-term investment...................................          94             90
  Accounts receivable, less allowance for doubtful
    accounts of $8,584 in 1997 and $8,738 in 1996.........     116,849         87,954
  Program rights..........................................       5,650          4,673
  Prepaid expenses and other..............................       5,501          7,485
                                                            ------------   ------------
    Total current assets..................................     138,754        111,790
Property and equipment, less accumulated depreciation of
  $37,518 in 1997 and $22,183 in 1996.....................     123,853        103,373
Intangible assets, less accumulated amortization of
  $176,274 in 1997 and $133,988 in 1996...................     630,828        639,934
Deferred financing costs, less accumulated amortization of
  $1,973 in 1997 and $343 in 1996.........................       8,520          8,958
Deferred income taxes.....................................      53,046          7,000
Note receivable-Entravision...............................      10,000         10,000
Other assets..............................................       2,754          3,312
                                                            ------------   ------------
    Total assets..........................................    $967,755       $884,367
                                                            ------------   ------------
                                                            ------------   ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities................    $ 74,632       $ 70,522
  Accrued interest........................................       1,164          2,367
  Accrued license fee.....................................       5,374          4,322
  Obligations for program rights..........................         894            482
  Current portion of long-term debt.......................      61,965         42,657
                                                            ------------   ------------
    Total current liabilities.............................     144,029        120,350
Long-term debt including accrued interest, net of current
  portion.................................................     423,923        458,808
Capital lease obligations, net of current portion.........      36,907         39,329
Obligations for program rights, net of current portion....      --                331
Other long-term liabilities...............................       4,547          3,342
                                                            ------------   ------------
    Total liabilities.....................................     609,406        622,160
                                                            ------------   ------------
Redeemable convertible 6% preferred stock, $.01 par value,
  with a conversion price of $16.34375 to Class A Common
  Stock (12,000 shares issued and outstanding at December
  31, 1997)...............................................      12,120         --
                                                            ------------   ------------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares
    authorized at December 31, 1997 and 1996; 12,000
    shares outstanding and held in escrow at December 31,
    1996).................................................      --             --
  Common stock, $.01 par value (197,660,000 shares
    authorized at December 31, 1997 and 1996; 85,299,360
    and 85,224,360 shares issued and outstanding at
    December 31, 1997 and 1996, respectively).............         853            852
  Paid-in-capital.........................................     332,328        330,905
  Retained earnings and accumulated (deficit).............      13,048        (69,550)
                                                            ------------   ------------
  Total stockholders' equity..............................     346,229        262,207
                                                            ------------   ------------
Total liabilities and stockholders' equity................    $967,755       $884,367
                                                            ------------   ------------
                                                            ------------   ------------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                1997          1996          1995
                                                            ------------  ------------  ------------
Net revenues..............................................  $    459,741  $    244,858  $    173,108
                                                            ------------  ------------  ------------
Direct operating expenses.................................       159,619        58,443        30,774
Selling, general and administrative expenses..............       137,070        79,818        64,973
Depreciation and amortization.............................        58,640        39,516        33,506
                                                            ------------  ------------  ------------
Operating income..........................................       104,412        67,081        43,855
Interest expense..........................................        40,147        36,207        36,260
Interest expense on related party debt....................       --              5,484         3,962
Amortization of deferred financing costs..................         1,630         2,934         3,925
Non-recurring expense (reversal) of acquired station......        (1,059)      --              1,750
Minority interest in net (income) loss of consolidated
  subsidiary..............................................       --             (1,851)        7,346
                                                            ------------  ------------  ------------
Income (loss) before taxes and extraordinary loss on
  extinguishment of debt..................................        63,694        24,307        (9,388)
Provision (benefit) for income taxes......................       (19,465)        5,714       --
                                                            ------------  ------------  ------------
Income (loss) before extraordinary loss on extinguishment
  of debt.................................................        83,159        18,593        (9,388)
Extraordinary loss on extinguishment of debt (net of tax
  benefit of $5,485 in 1996)..............................       --             (8,228)         (801)
                                                            ------------  ------------  ------------
Net income (loss).........................................        83,159        10,365       (10,189)
Preferred stock dividends.................................          (561)      --            --
                                                            ------------  ------------  ------------
Net income (loss) applicable to common stockholders.......  $     82,598  $     10,365  $    (10,189)
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------
BASIC EARNINGS PER SHARE
Income (loss) per share before extraordinary loss.........  $       0.98  $       0.22  $      (2.06)
Less preferred stock dividends per share..................         (0.01)      --            --
                                                            ------------  ------------  ------------
Income (loss) per share available to common
  stockholders............................................          0.97          0.22         (2.06)
Extraordinary loss per share..............................       --              (0.10)        (0.18)
                                                            ------------  ------------  ------------
Net income (loss) per share available to common
  stockholders............................................  $       0.97  $       0.12  $      (2.24)
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------
Weighted average common shares outstanding................    85,238,518    85,224,360     4,560,210
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------
DILUTED EARNINGS PER SHARE
Income (loss) per share before extraordinary loss.........  $       0.71  $       0.16  $      (2.06)
Less preferred stock dividends per share..................       --            --            --
                                                            ------------  ------------  ------------
Income (loss) per share available to common
  stockholders............................................          0.71          0.16         (2.06)
Extraordinary loss per share..............................       --              (0.07)        (0.18)
                                                            ------------  ------------  ------------
Net income (loss) per share available to common
  stockholders............................................  $       0.71  $       0.09  $      (2.24)
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------
Weighted average common shares outstanding................   116,345,337   115,589,660     4,560,210
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                                             RETAINED
                                                                                            EARNINGS/
                                                        COMMON     PREFERRED    PAID-IN-   ACCUMULATED
                                                         STOCK       STOCK      CAPITAL     (DEFICIT)      TOTAL
                                                       ---------  -----------  ----------  ------------  ----------
Balance, January 1, 1995.............................  $  --       $       1   $   22,297   $  (51,469)  $  (29,171)
Net loss for the year................................     --          --           --          (10,189)     (10,189)
Dividends declared...................................     --          --           --           (5,066)      (5,066)
Minority interest....................................     --          --           --          (10,334)     (10,334)
Conversion of unpaid dividends to notes payable......     --          --          (22,297)      --          (22,297)
                                                       ---------  -----------  ----------  ------------  ----------
Balance, December 31, 1995...........................     --               1       --          (77,058)     (77,057)
Net income for the year..............................     --          --           --           10,365       10,365
Initial Public Offering of stock.....................        188      --          215,908       --          216,096
Initial Public Offering and Reorganization costs.....     --          --          (16,541)      --          (16,541)
Stock split..........................................        662      --             (662)      --           --
Partnership distribution in connection with
  Reorganization.....................................     --          --          (40,000)      --          (40,000)
UNHP equity acquired at October 2, 1996..............     --          --          (37,911)      --          (37,911)
Acquisition of minority interest liability at
  historical cost....................................     --          --            6,957       --            6,957
Step up acquired minority interest and Network.......     --          --          203,044       --          203,044
Preferred stock conversion upon Reorganization                 2          (1)          (1)      --           --
Dividends declared on preferred stock prior to
  Reorganization.....................................     --          --           --           (2,834)      (2,834)
Other................................................     --          --              111          (23)          88
                                                       ---------  -----------  ----------  ------------  ----------
Balance, December 31, 1996...........................        852      --          330,905      (69,550)     262,207
Net income for the year..............................     --          --           --           83,159       83,159
Preferred stock dividends declared...................     --          --           --             (561)        (561)
Exercise of stock options, including related tax
  benefits...........................................          1      --            1,423       --            1,424
                                                       ---------  -----------  ----------  ------------  ----------
Balance, December 31, 1997...........................  $     853   $  --       $  332,328   $   13,048   $  346,229
                                                       ---------  -----------  ----------  ------------  ----------
                                                       ---------  -----------  ----------  ------------  ----------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Net income (loss).............................................................  $   83,159  $   10,365  $  (10,189)
Adjustments to reconcile net income (loss) to net cash from operating activities:
  Depreciation................................................................      16,354       8,405       5,243
  Gain on sale of fixed assets................................................        (206)     --          --
  Amortization of intangible assets and deferred financing costs..............      43,916      34,045      32,188
  Accretion of interest on Sponsor Loans......................................      --           7,304       7,298
  Non-recurring expense (reversal) of acquired station........................      (1,059)     --           1,750
  Minority interest...........................................................      --          (1,851)      7,346
  Extraordinary loss on extinguishment of debt................................      --          13,713         801
Changes in assets and liabilities:
  Accounts receivable.........................................................     (28,145)       (939)     (3,155)
  Due to the Network..........................................................      --         (18,374)    (14,983)
  Intangible assets...........................................................      21,789       5,000       2,000
  Deferred income taxes.......................................................     (45,484)     (5,000)     (2,000)
  Management and license fees payable.........................................      59,979      11,849      --
  Payment of license fees.....................................................     (58,927)     (7,886)     --
  Program rights..............................................................        (626)       (148)     --
  Prepaid expenses and other assets...........................................       2,590      (2,815)       (264)
  Accounts payable and accrued liabilities....................................       4,553      (9,363)      5,267
  Accrued interest............................................................       6,322       3,969       4,157
  Obligations for program rights..............................................          81      (2,003)     (4,417)
  Other, net..................................................................       1,223         306         440
                                                                                ----------  ----------  ----------
Net cash provided by operating activities.....................................     105,519      46,577      31,482
                                                                                ----------  ----------  ----------
Cash flow from investing activities:
  Acquisition of minority interest of PTIH and the Network, including
    acquisition costs, net of cash acquired...................................      --         (39,984)     --
  Acquisition of Galavision...................................................      --         (15,000)     --
  Acquisition of Sacramento station...........................................     (28,941)     --          --
  Acquisition of Bakersfield station..........................................     (14,286)     --          --
  Proceeds from sale of fixed assets..........................................         404      --          --
  Increased investment in Entravision.........................................      --          (7,000)     --
  Purchase of Fort Worth tower................................................      --            (455)     --
  Purchase of Santa Rosa-LPTV.................................................        (313)     --          --
  Capital expenditures........................................................     (35,199)    (12,637)    (10,064)
  Organization costs..........................................................        (244)     (1,677)     --
                                                                                ----------  ----------  ----------
Net cash used in investing activities.........................................     (78,579)    (76,753)    (10,064)
                                                                                ----------  ----------  ----------

                                                                     (continued)

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt.................................       80,000      496,000       39,000
  Proceeds from the Offering...............................................      --           216,096      --
  Repayment of long-term debt..............................................     (105,597)    (224,889)    (112,793)
  Repayments of Sponsor Loans..............................................      --          (148,971)     --
  Repayments of related party debt.........................................      --          (130,952)     --
  Payment of Offering costs................................................      --           (17,189)     --
  Proceeds from Sponsor Loans..............................................      --            38,381       45,251
  Reduction of Sponsor Loans--Program Cost Sharing Agreement...............      --            (5,074)      (4,670)
  Defeasance of Senior Subordinated Notes..................................      --           (70,276)     --
  Repurchase of Senior Subordinated Notes..................................      --           (25,881)      (8,132)
  Advances to the Network for distribution to the Partners prior to
    Reorganization.........................................................      --           (60,000)     --
  Advances (from) to the Network...........................................      --           (30,209)      28,148
  Exercise of options......................................................          862      --           --
  Preferred stock dividends paid...........................................         (441)     --           --
  Tax payments to Partners.................................................       (1,500)     --           --
  Deferred financing costs.................................................       (1,192)      (9,301)         (62)
                                                                             -----------  -----------  -----------
Net cash provided by (used in) financing activities........................      (27,868)      27,735      (13,258)
                                                                             -----------  -----------  -----------
Net (decrease) increase in cash............................................         (928)      (2,441)       8,160
Cash and cash equivalents, beginning of year...............................       11,588       14,029        5,869
                                                                             -----------  -----------  -----------
Cash and cash equivalents, end of year.....................................  $    10,660  $    11,588  $    14,029
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Supplemental disclosure of cash flow information:
  Interest paid during the year............................................  $    34,070  $    31,612  $    28,108
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Supplemental disclosure of non-cash transactions:
  Related party notes issued in payment of preferred stock dividends.......  $   --       $     2,834  $    37,697
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Supplemental disclosure of non-cash activity regarding acquisitions:
  Total assets acquired, net of cash.......................................  $    55,544  $   394,475  $   --
  Liabilities assumed......................................................         (317)    (147,829)     --
                                                                             -----------  -----------  -----------
  Net assets acquired......................................................       55,227      246,646      --
  Non-cash consideration...................................................      (12,000)    (191,662)     --
                                                                             -----------  -----------  -----------
    Total cash consideration...............................................  $    43,227  $    54,984  $   --
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. ORGANIZATION AND ACQUISITION

    Through October 2, 1996, Univision Communications Inc. ("UCI" or the "Company"), formerly Perenchio Communications, Inc. ("PCI"), and its 80% owned subsidiary, PTI Holdings, Inc. ("PTIH") were beneficially owned by affiliates of
A. Jerrold Perenchio (together with his affiliates, "Perenchio"), affiliates of Grupo Televisa, S.A. (together with its affiliates, "Televisa") and Dennevar, B.V., an affiliate of Venevision International Limited (together with its affiliates, "Venevision") (collectively, the "Principal Stockholders"). Perenchio Television, Inc. ("PTI") was a wholly owned subsidiary of PTIH, and Univision Television Group, Inc. ("UTG") was a wholly owned subsidiary of PTI.

    On December 17, 1992 (effective close of business December 16, 1992), Univision Station Group, Inc. ("USG") and KTVW, Inc. ("KTVW") were acquired by Perenchio, Televisa and Venevision, with USG as the surviving corporation changing its name to UTG.

    PCI and its subsidiaries had no operations prior to the 1992 acquisition of the station group, by the Principal Stockholders, for approximately $489,000,000, including approximately $11,000,000 of acquisition costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at the fair values at the date of the acquisition. In addition to current assets and liabilities, the purchase price was allocated principally to property and equipment of approximately $22,000,000 and intangible assets of approximately $473,000,000. These intangible assets comprise approximately $270,000,000 attributable to affiliation agreements, approximately $156,500,000 attributable to FCC television broadcast licenses and approximately $46,500,000 attributable to all other intangible assets including goodwill. Two additional stations in Chicago and Houston, were acquired during 1994 for an aggregate purchase price of $67,000,000, resulting in additional intangible assets of approximately $64,000,000. A third station, located in Sacramento, California, was acquired in March 1997 for a purchase price of approximately $40,200,000, principally all of which has been allocated to intangible assets pending the completion of an independent appraisal. A fourth station, located in Bakersfield, California, which broadcasts in English, was acquired in October 1997 for a purchase price of approximately $14,000,000, principally all of which has been allocated to intangible assets pending the completion of an independent appraisal.

    As of December 31, 1997, the Company has recognized pre-acquisition deferred taxes related to net operating loss carryforwards of approximately $29,000,000. These deferred taxes were recorded and the acquisition goodwill was reduced by a corresponding amount.

    Through October 2, 1996, the businesses of the Company and The Univision Network Limited Partnership ("the Network") were under separate management and ownership structures. Notwithstanding this separation, the business operations of the Company and the Network remained substantially dependent upon one another. The Company is dependent upon the Network for programming and advertising sales support, while the Company represents approximately 80% of the Network's total broadcast distribution.

    Effective with the close of business on October 2, 1996, as part of the Offering and Reorganization, PTIH became a wholly owned subsidiary of the Company. PTI was merged with and into PTIH. The Company and one of the Company's subsidiaries acquired The Univision Network Holding Limited Partnership ("UNHP") and the Network, which had existing intangible assets of approximately $23,000,000. In addition, Galavision recorded $15,000,000 of intangible assets as a result of its acquisition by the Network on June 30, 1996.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

1. ORGANIZATION AND ACQUISITION (CONTINUED)
    The acquisition of the minority interests of PTIH and the Network (which included the July 1, 1996, acquisition of Galavision) has been accounted for under the purchase method of accounting, and, accordingly, the Network's operating results have been included with the Company's since October 3, 1996. The total consideration paid in excess of the fair value of the net assets acquired related to the minority interests of PTIH and the Network, was approximately $203,000,000. Based on the final appraisal received in the third quarter of 1997, the Company has allocated approximately $115,000,000 to affiliation agreements, approximately $79,000,000 to the FCC television broadcast licenses and approximately $9,000,000 to all other intangible assets.

    Televisa and Venevision also own warrants to acquire from UCI additional common shares of UCI. These warrants cannot be exercised by either Televisa or Venevision (or by any other non-U.S. citizen) if such exercise would result in a violation of the foreign ownership restrictions of the Communications Act of 1934. Subject to certain restrictions, Televisa and Venevision may transfer such warrants. If Televisa and Venevision were to exercise these warrants, their ultimate ownership of UCI would be approximately 20% each.

    As of December 31, 1997, the Company owns and operates 12 Spanish-language full-power television stations serving New York, Los Angeles, Miami, San Antonio, San Francisco, Fresno, Dallas, Phoenix, Albuquerque, Sacramento, Houston and Chicago. It also owns and operates eight Spanish-language low-power television stations serving Hartford, Fort Worth, Philadelphia, Tucson, Austin, Santa Rosa, Albuquerque and Bakersfield and one English-language full-power television station in Bakersfield. The Company's Spanish-language television stations are affiliated with the Spanish-language television network owned and operated by the Network. The English-language station is affiliated with the United Paramount Network (UPN).

    The Company has made a $10,000,000 investment in Entravision Communications Company, LLC ("Entravision") in the form of a note which matures on December 30, 2021. This note has an annual interest rate of 7.01% and gives the Company the option to acquire approximately 25% equity interest in Entravision. Entravision owns 10 stations that have Affiliation Agreements with the Network. This group of 10 stations represents approximately 13% of the Network's broadcast distribution. Exercising the Company's option to acquire the equity interest in Entravision would not require additional investment. The Company intends to exercise its option upon Entravision's receipt of FCC approval.

    In addition to the acquisition of the minority interests of PTIH and the Network in 1996, the Company during 1996 and 1997 made other acquisitions, the effect of which, individually and in the aggregate, were not material to the Company's consolidated financial position or results of operations.

    The following unaudited pro forma consolidated statements of operations for 1996 and 1995 give effect to the Reorganization, the sale of the 18,791,000 shares of Class A Common Stock, through its Offering, and the application of the net proceeds therefrom as if such transactions had occurred as of January 1, 1996, and January 1, 1995, respectively.

    The following pro forma statements do not purport to represent what the Company's consolidated financial position or results of operations would actually have been if such transactions in fact had occurred on the dates assumed or to project consolidated financial position or results of operations for any future date or period.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

1. ORGANIZATION AND ACQUISITION (CONTINUED)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                           TWELVE MONTHS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                       HISTORICAL        UNAUDITED PRO FORMA
                                                                      -------------  ----------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Net revenues........................................................  $     459,741  $     370,289  $     321,339
                                                                      -------------  -------------  -------------
Direct operating expenses...........................................        159,387        122,313        110,232
Selling, general and administrative expenses........................        126,076         98,265         89,839
Corporate charges...................................................         11,226          9,596          9,700
Depreciation and amortization.......................................         58,640         55,049         53,965
                                                                      -------------  -------------  -------------
Operating income....................................................        104,412         85,066         57,603
Interest expense....................................................         40,147         39,548         37,055
Amortization of deferred financing costs............................          1,630          1,459          1,488
Non-recurring expense (reversal) of acquired station................         (1,059)      --                1,750
                                                                      -------------  -------------  -------------
Income before taxes and extraordinary loss on extinguishment of
 debt...............................................................         63,694         44,059         17,310
Provision (benefit) for income taxes................................        (19,465)         7,728          6,900
                                                                      -------------  -------------  -------------
Income before extraordinary loss on extinguishment of debt..........         83,159         36,331         10,410
Extraordinary loss on extinguishment of debt (net of tax benefit of
 $7,455 and $6,900 in 1996 and 1995, respectively)..................       --              (11,186)       (16,345)
                                                                      -------------  -------------  -------------
Net income (loss)...................................................         83,159         25,145         (5,935)
Preferred stock dividends...........................................           (561)      --             --
                                                                      -------------  -------------  -------------
Net income (loss) applicable to common stockholders.................  $      82,598  $      25,145  $      (5,935)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

BASIC EARNINGS PER SHARE
Income per share before extraordinary loss..........................  $        0.98  $        0.43  $        0.12
Less preferred stock dividends per share............................          (0.01)      --             --
                                                                      -------------  -------------  -------------
Income per share available to common stockholders...................           0.97           0.43           0.12
Extraordinary loss per share........................................       --                (0.13)         (0.19)
                                                                      -------------  -------------  -------------
Net income (loss) per share available to common stockholders........  $        0.97  $        0.30  $       (0.07)
                                                                      -------------  -------------  -------------
Weighted average common shares outstanding..........................     85,238,518     85,224,360     85,224,360
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

DILUTED EARNINGS PER SHARE
Income per share before extraordinary loss..........................  $        0.71  $        0.31  $        0.09
Less preferred stock dividends per share............................       --             --             --
                                                                      -------------  -------------  -------------
Income per share available to common stockholders...................           0.71           0.31           0.09
Extraordinary loss per share........................................       --                (0.09)         (0.14)
                                                                      -------------  -------------  -------------
Net income (loss) per share available to common stockholders........  $        0.71  $        0.22  $       (0.05)
                                                                      -------------  -------------  -------------
Weighted average common shares outstanding..........................    116,345,337    115,589,660    114,201,559
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

2. SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts and operations of the Company and reflect the acquisitions described above under the purchase method of accounting. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    The Company's operations and its ability to grow may be affected by numerous factors, including changes in audience tastes, priorities of advertisers, new laws and governmental regulations and policies, changes in broadcast technical requirements, technological advances, entry of new competitors, proposals to restrict the tax deductibility of certain advertising expenses incurred by advertisers and changes in the willingness of financial institutions and other lenders to finance television-station acquisitions and operations. The Company cannot predict which, if any, of these or other factors might have a significant impact on the television industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company's operations.

    PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION

    Property and equipment is carried on the basis of cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over five to 20 years, broadcast and other equipment over three to seven years. Leasehold improvements are amortized over the remaining life of the lease. Depreciation and amortization include depreciation on property and equipment of $16,354,000 in 1997, $8,405,000 in 1996 and $5,243,000 in 1995, of which $14,428,000,
$7,346,000 and $4,581,000, respectively, relate to direct operating expense and $1,926,000, $1,059,000 and $662,000, respectively, relate to selling, general and administrative expenses.

    INTANGIBLE ASSETS

    Intangible assets consist of amounts by which the cost of acquisitions exceeded the fair values assigned to net tangible assets. The intangible assets primarily represent broadcasting licenses, Network affiliation agreements, organization costs and goodwill. Organization costs are amortized over a five-year period, and substantially all other intangible assets are amortized on the straight-line method over 20 years.

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the life of the related debt or, in the case of interest rate protection instruments, over the period of the instrument.

    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    As of December 31, 1997 and 1996, accounts payable and accrued liabilities comprise the following (in thousands):

                                                                            1997       1996
                                                                          ---------  ---------
Trade accounts payable and accruals.....................................  $  38,720  $  36,889
Severance and litigation costs..........................................     10,151      6,232
Acquired stations integration costs.....................................      3,405      2,377
Facility consolidation costs............................................      1,469      4,340
Research costs..........................................................        873      3,346
Accrued compensation....................................................     10,685      8,508
Other...................................................................      9,329      8,830
                                                                          ---------  ---------
                                                                          $  74,632  $  70,522
                                                                          ---------  ---------
                                                                          ---------  ---------

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

    PROGRAM RIGHTS FOR TELEVISION BROADCAST

    Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non current. Program costs are charged to expense as the programs are broadcast.

    NET REVENUES

    Net revenues comprise gross revenues, including a Network service fee payable to the Network by the affiliated stations, less agency commissions and an allocation of Network revenues to the affiliates. Gross revenues and the related agency commissions and allocation to the affiliates are recognized when advertising spots are broadcast. No one advertiser represented more than 10% of gross advertising revenues of the Company in 1997, 1996 or 1995.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EARNINGS PER SHARE

    In December 1997, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 128 "EARNINGS PER SHARE," which supersedes Accounting Principles Board (APB) Opinion No. 15 "EARNINGS PER SHARE" for calculating earnings per share. Under the guidelines of SFAS No. 128, the Company is required to calculate basic earnings per share, which is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders is computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations and also net income. The Company is also required to compute diluted earnings per share, which is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the convertible preferred stock dividends.

    COMMON STOCK SPLIT

    On December 3, 1997, the Board of Directors approved a two-for-one stock split for all common stockholders of record as of December 17, 1997. The common stock split became effective on January 12, 1998, and each stockholder received one new share of common stock for each outstanding share of the Company's common stock held as of the record date. All references to the number of shares and to per-share data included in the consolidated financial statements and footnotes have been adjusted to reflect the stock split on a retroactive basis.

    INCOME TAXES

    Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws (see Note 9).

3. RELATED PARTY TRANSACTIONS

    In the normal course of business, the Company engaged in significant transactions with the Network during the period January 1, 1996, through October 2, 1996, and during the year ended December 31, 1995, and through various other agreements with the Principal Stockholders, as described below.

(A) THE COMPANY

    NETWORK AFFILIATION AGREEMENTS

    During the period January 1, 1996, through October 2, 1996, and during the year ended December 31, 1995, pursuant to Network Affiliation Agreements, the Network acted as the Company's exclusive sales representative for the sale of all national spot and Network advertising. The Network allocated a portion of Network advertising revenues to the Company's stations based on a formula. National spot sales represent time sold on behalf of the Company's stations by sales representatives employed by the Network.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

3. RELATED PARTY TRANSACTIONS (CONTINUED)
Proceeds of Network sales were remitted to the Company by the Network, net of an agency commission and a Network service fee, as described below. Under UCI, the arrangements described above continued through December 31, 1997.

    The Network was obligated to offer programming to the Company and its Affiliated Stations for a minimum of 84 hours per week. For this service, during the period January 1, 1996, through October 2, 1996, and in 1995, the Company incurred a Network service fee due the Network of 38% of its net local, national and Network sales revenues, subject to certain adjustments. The Network received two minutes of air time for its own use each hour, for which no compensation was received by the Company. Under UCI, the arrangements described above continued through December 31, 1997. Net revenues for the period January 1, 1996, through October 2, 1996, and for the year ended December 31, 1995, include $114,117,000 and $140,465,000, respectively, in gross revenues, representing the Company's allocation of Network sales, partially offset by a Network service fee of $86,320,000 and $105,274,000 for the period January 1, 1996, through October 2, 1996, and for the year ended December 31, 1995, respectively.

(B) PRINCIPAL STOCKHOLDERS

    Senior Subordinated Debt and Subordinated Notes Payable--see Note 5.

    SPONSOR LOANS

    Prior to the Reorganization, and in connection with the acquisition of UTG and the Network and the related financing, Televisa and Venevision had agreed to provide loans to UTG approximately 15 days after the end of each quarter in amounts as required by its senior lenders subject to certain thresholds (as defined) on UTG and the Network ("Sponsor Loans"). The obligation to make such loans terminated when the Company and the Network distributed to the Principal Stockholders the aggregate amount of $100,000,000 through dividends or other distributions (the "Return of Initial Financing"). Each Sponsor Loan was subordinated to all bank debt and Senior Subordinated Notes (third-party acquisition financing), had an initial term of 15 years, bore interest at a rate of the lesser of the prime rate or 10% and required no payment of interest or principal until maturity. The Sponsor Loans were guaranteed by the Network and PTIH. Such guarantees were subordinated to the Network guarantee of third-party acquisition financing. Upon the Return of Initial Financing, the holders of the Sponsor Loans could convert them to conversion notes, which would have been similar to the Sponsor Loans with respect to subordination and interest but would have been payable in seven annual installments, subject to certain restrictions. The Sponsor Loans were made quarterly in arrears approximately 15 days after quarter end. During 1996 and 1995, Sponsor Loans were made totaling $38,381,000 and $45,251,000, respectively. As of October 2, 1996, and December 31, 1995, accrued interest on these loans totaled $18,356,000 and $11,052,000, respectively. On October 2, 1996, in connection with the Reorganization, the Company paid the principal and interest on all outstanding Sponsor Loans.

    In March 1996 and December 1995, Televisa and Venevision assigned to the Network $5,074,000 and $4,670,000, respectively, of Sponsor Loans owed to them by the Company. The assignment was in lieu of payment for program production costs, under the Program Cost Sharing Agreements, to be incurred by the Network in the first and second quarters of 1996. This assignment was shown as a reduction to the Company's Sponsor Loans amount and an increase in the Due to the Network liability. The payment for

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

3. RELATED PARTY TRANSACTIONS (CONTINUED) production costs for the third-quarter of 1996 of $4,500,000 was offset against the third-quarter license fee payment due under the Program License Agreement.

    PROGRAM LICENSE AGREEMENTS

    In connection with the Reorganization, the Program License Agreements were amended, the Program Cost Sharing Agreement (which required Televisa and Venevision to reimburse the Company for one-half of the cost of certain productions produced or acquired by the Company) was terminated and the management fee to the principal Stockholders of 3% of Combined Net Time Sales (as defined in the Program License Agreement) was eliminated. Under the amended Program License Agreements, the royalty rate is 11% of Combined Net Time Sales from the date of Reorganization through December 31, 1996, 13.5% for 1997 and 15% for all years thereafter until the termination of the agreements on December 17, 2017.

4. PROPERTY AND EQUIPMENT

    Property and equipment, and accumulated depreciation and amortization, consist of the following as of December 31, 1997 and 1996 (in thousands):

                                                                           1997        1996
                                                                        ----------  ----------
Land and improvements.................................................  $    6,981  $    6,174
Building and improvements.............................................      23,576      19,200
Broadcast equipment...................................................      63,572      50,587
Leased transponder equipment..........................................      41,577      41,503
Other equipment.......................................................      12,177       7,175
Construction in progress..............................................      13,488         917
                                                                        ----------  ----------
                                                                           161,371     125,556
Accumulated depreciation and amortization.............................     (37,518)    (22,183)
                                                                        ----------  ----------
                                                                        $  123,853  $  103,373
                                                                        ----------  ----------
                                                                        ----------  ----------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

5. DEBT

    Long-term debt (excluding capital leases) consists of the following as of December 31, 1997 and 1996 (in thousands):

                                                                           1997        1996
                                                                        ----------  ----------
Bank Term Facility....................................................  $  360,000  $  400,000
Revolving Credit Facility.............................................      55,000      38,000
Junior Subordinated Notes payable including accrued interest..........      67,685      60,160
Other.................................................................         651         987
                                                                        ----------  ----------
                                                                           483,336     499,147
Less current portion..................................................     (59,413)    (40,339)
                                                                        ----------  ----------
Long-term debt........................................................  $  423,923  $  458,808
                                                                        ----------  ----------
                                                                        ----------  ----------

    In connection with the Reorganization, the Company entered into a new bank facility (the "New Bank Facility") with a syndicate of commercial banks and other lenders. The New Bank Facility consists of a $400,000,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $200,000,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date.

    The New Bank Facility will also permit the lenders thereunder to advance up to an additional $250,000,000 of term loans (the "Incremental Facility"), although there are no commitments at this time to lend any such additional amounts.

    The Term Facility began amortizing in 1997, under which $40,000,000 was paid in 1997 and $49,000,000 is required to be paid during 1998. The Revolving Credit Facility will have quarterly scheduled reductions in availability beginning in 1999. If any loans are made available under the Incremental Facility, such loans will be amortized beginning on March 31, 1999, and will be repaid in full on or before August 31, 2004.

    At December 31, 1997, the Company had approximately $64,000,000 available under the New Bank Facility in addition to the Incremental Facility.

    In addition to the scheduled amortization of the Term Facility and scheduled reductions of the Revolving Credit Facility described above, 66 2/3% of "excess cash flow" of the Company (50% if certain leverage tests are satisfied) will be applied each year, first to ratably reduce loans made under the Term Facility and the Incremental Facility, and thereafter to reduce the availability under the Revolving Credit Facility. In addition, proceeds from the sale or other disposition of assets outside the ordinary course of business and 80% of the proceeds of equity offerings by the Company will be similarly applied. Any such mandatory prepayments will ratably reduce each remaining installment or scheduled reduction of the Term Facility, the Revolving Credit Facility or the Incremental Facility.

    The New Bank Facility may be voluntarily prepaid by the Company at any time without premium or penalty.

    Loans made under the New Bank Facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. Furthermore, there are no interest rate

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

5. DEBT (CONTINUED)
margins applicable to prime rate loans. At December 31, 1997, the interest rate applicable to the Company's Eurodollar loans was approximately 6.50%, which includes an interest rate margin cost of 0.50%. The interest rate applicable to all prime rate loans was 8.50%.

    The Company has entered into interest rate cap agreements to reduce the impact of changes in interest rates on its Term Facility, which are determined by the Eurodollar interest rate plus a margin of 0.35% to 1.00%. The Company has two interest rate cap agreements with commercial banks covering a total notional principal amount of $220,000,000 of its Term Facility. The agreements effectively limit the Company's Eurodollar interest rate exposure to 7% on $220,000,000 of the Term Facility. The fee for the interest rate protection agreements of $462,000 was capitalized as a deferred financing cost and is being amortized over two years, the period of the agreements, on a straight-line basis.

    The New Bank Facility is guaranteed by the Company's subsidiaries and is secured by a security interest in substantially all of the personal property assets of the Company and its subsidiaries (subject to limitations of federal law in the case of FCC licenses of the O&Os).

    The New Bank Facility contains limitations on the incurrence of debt and liens by the Company and its subsidiaries, the payment of cash common stock dividends, the disposition of assets, financial performance tests and other restrictions typical of leveraged credits.

    In addition to customary events of default, it will be an event of default if a change of control occurs
(defined as a person or persons other than A. Jerrold Perenchio or his permitted transferees gaining voting control of the Company).

    The Company's prior bank facility ("Old Bank Facility"), which totaled $400,000,000, consisted of a $180,000,000 five-year amortizing term loan, a $70,000,000 six-year revolving credit loan, a $30,000,000 six-year term loan, a $20,000,000 five-and one-half-year term loan and a $100,000,000 five-and-one-half year term loan available under a revolving credit facility, which was never borrowed against. Interest on the Old Bank Facility was payable on fixed-rate borrowings at maturity of the borrowing, up to a maximum of three months, and payable quarterly on floating-rate loans. At December 31, 1995, interest rates were 6.60% to 8.50% on the Old Bank Facility.

    The Junior Subordinated Notes, which have a face value of $10,306,000 and $61,094,000 and bear simple interest at 7%, were originally payable by PTIH and UNHP, respectively, to Hallmark Cards, Inc. ("Hallmark") in connection with the acquisition from Hallmark (the "Junior Subordinated Notes"). Hallmark has since sold the Junior Subordinated Notes to a third party, which resold them to the public as a series of notes. The Junior Subordinated Notes are unsecured; all interest and principal is due on December 17, 2002. As part of the acquisition of the Network, the Company acquired the obligation under the Junior Subordinated Notes with the face value of $61,094,000 during 1996. The Junior Subordinated Notes were discounted at an effective rate of approximately 12.5% in accordance with the purchase method of accounting. The discounts on the Junior Subordinated Notes with a face value of $71,400,000 are $28,896,000 and $31,424,000 at December 31, 1997 and 1996, respectively. The discounts, which are shown as a reduction of the related debt, are being amortized under the interest method over the term of the Junior Subordinated Notes.

    During 1996 and as part of the Reorganization, the Company purchased and defeased the Senior Subordinated Notes. The Senior Subordinated Notes were scheduled to mature on January 15, 2001, and

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

5. DEBT (CONTINUED)
were subordinate to all Senior Indebtedness of the Company, including amounts outstanding under the Old Bank Facility. The Senior Subordinated Notes accrued interest at a rate of 11 3/4%, payable semi-annually on January 15 and July 15.

    As part of the Reorganization, the Company paid the balance of the Related Party Senior Subordinated Notes. The Related Party Senior Subordinated Notes represented notes due to affiliates of Televisa and Venevision. The notes were scheduled to mature on December 16, 2003, and were subordinate to all Senior Indebtedness of the Company, including amounts outstanding under the Old Bank Facility. The Notes accrued interest at a rate equal to the AFR average rate, which was 6.99% at December 31, 1995. Also, notes to the Principal Stockholders (at the PCI level) that were scheduled to mature on December 17, 2003, accrued interest at a rate of 6.36%.

    As part of the Reorganization, the Company paid the balance of the Related Party Subordinated Debt. The Related Party Subordinated Debt represented debt due to affiliates of Televisa and Venevision. The notes were scheduled to mature on December 16, 2005, and were subordinate to all indebtedness of the Company, including amounts outstanding under the Old Bank Facility. The Related Party Subordinated Debt accrued interest at a rate equal to 0.5% per annum in excess of the AFR average rate, which was 7.49% at December 31, 1995. Also, notes to Principal Stockholders that were scheduled to mature on December 31, 2005, accrued interest at a rate of 6.86%.

    The accrued interest payable on the Related Party Senior Subordinated Notes and the Related Party Subordinated Debt was $12,120,000 at December 31, 1995. Interest expense was $5,484,000 in 1996 and $3,962,000 in 1995.

    As part of the Reorganization, the Company paid the balance of the Senior Subordinated Debt-Principal Stockholders (at the PTIH level). The Senior Subordinated Debt-Principal Stockholders was scheduled to mature on December 16, 2003, and was subordinate to all Senior Indebtedness of the Company, including amounts outstanding under the Old Bank Facility. The Senior Subordinated Debt-Principal Stockholders accrued interest at a rate of 6.6% and was payable on December 16, 2003. The debt arose from the preferred stock dividends which were declared by PTIH to the minority stockholders effective December 31, 1995. These dividends were reflected as minority interest in the Company's 1995 financial statements.

    Long-term debt matures as follows (in thousands):

                                                                                      AMOUNT
                                                                                    ----------
Year ending December 31:
1998..............................................................................  $   59,413
1999..............................................................................      49,238
2000..............................................................................      58,000
2001..............................................................................      68,000
2002..............................................................................     145,685
Thereafter........................................................................     103,000
                                                                                    ----------
Total.............................................................................  $  483,336
                                                                                    ----------
                                                                                    ----------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

5. DEBT (CONTINUED)
    The Company estimates that the fair value of the bank debt and the Junior Subordinated Notes at December 31, 1997, approximates book value.

    Interest expense, net, reflected in the accompanying consolidated statements of operations, comprises the following for the years ended December 31, (in thousands):

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Bank Facility................................................  $  29,270  $  17,249  $  16,884
Senior Subordinated Notes....................................     --         11,048     11,519
Junior Subordinated Notes....................................      7,525        964        857
Sponsor Loans................................................     --          7,304      7,298
Related party................................................     --          5,484      3,962
Capital leases (see Note 6)..................................      3,775        913     --
Other--net...................................................       (423)    (1,271)      (298)
                                                               ---------  ---------  ---------
                                                               $  40,147  $  41,691  $  40,222
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

6. COMMITMENTS

    The Company is obligated under long-term operating leases expiring at various dates through 2017 for office, studio, automobile, tower and transponder rentals. The Company is also obligated under long-term capital lease obligations through 2011. The following is a schedule by year of future annual rentals under operating and capital leases as of December 31, 1997 (in thousands):

                                                                          OPERATING    CAPITAL
                                                                           LEASES       LEASES
                                                                         -----------  ----------
Year ending December 31:
1998...................................................................   $   8,072   $    6,276
1999...................................................................       7,661        6,336
2000...................................................................       7,188        6,336
2001...................................................................       6,745        6,336
2002...................................................................       5,767        6,336
Thereafter.............................................................      43,391       31,742
                                                                         -----------  ----------
Total minimum lease payments...........................................   $  78,824       63,362
                                                                         -----------
                                                                         -----------
Less interest and executory costs......................................                  (23,903)
                                                                                      ----------
Total present value of minimum lease payments..........................                   39,459
Current portion........................................................                   (2,552)
                                                                                      ----------
Capital lease obligation, net of current portion.......................               $   36,907
                                                                                      ----------
                                                                                      ----------

    Rent expense totaled $8,320,000 in 1997, $4,900,000 in 1996 and $4,460,000
in 1995.

    The Company had an agreement with Nielsen Media Research ("Nielsen") to provide television audience measurement services for a five-year period which began in November 1992. Pursuant to this agreement, the Network was obligated to pay Nielsen a total of $18,400,000 in increasing annual amounts

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

6. COMMITMENTS (CONTINUED)

from November 1992 through October 1997. The Company is currently negotiating a new contract with Nielsen to continue the service. As of December 31, 1997 and 1996, accrued liabilities include $753,000 and $2,970,000, respectively, related to these agreements.

    As of December 31, 1997, the Company is committed to pay amounts approximating $4,680,000, pursuant to talent contracts, through December 31, 1998. These payments do not include amounts payable upon the attainment of certain annual revenue levels or upon the performance of other contractual provisions. Concurrent with the Reorganization, Venevision and Televisa agreed to fund a total of $250,000 per year (one-half of the costs) of a certain retirement obligation to be paid to one of the personnel subject to a long-term talent contract. The Company has acquired the Spanish-language broadcast rights in the U.S. to all 64 of the 1998 World Cup Soccer Championship Games from a Televisa subsidiary. The terms call for a fixed payment of $25,000,000 in total, to be paid in four equal installments during May, June, August and September 1998. In addition to these payments and consistent with past coverage of the World Cup Games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup Games, as well as the production of certain television programming related to the games.

    The Company and Televisa are continuing to explore the cooperative production of NON-NOVELA programming, including but not limited to levels of production and financial commitments of each party. On October 31, 1997, the Company entered into a non binding letter of intent with Home Shopping Network, Inc., to form a joint venture to create and operate a live Spanish-language television shopping service intended for distribution in the United States, Latin America, Portugal and Spain. The terms of a definitive agreement are being negotiated, and the United States business is expected to begin operations in the first half of 1998.

7. EMPLOYEE BENEFITS

    The Company has a 401(k) retirement savings plan (the "Plan") covering all eligible employees who have completed one year of service. The Plan allows the employees to defer a portion of their annual compensation, and the Company may match a portion of the employees' contributions. During 1997, 1996 and 1995, the Company made matching contributions to the Plan totaling $1,430,000, $817,000 and $478,000, respectively. Effective January 1, 1998, the Company will match 100% of the first 6% of eligible compensation that employees will contribute to the plan. This represents an increase over the 1997, 1996 and 1995 matching, during which time the Company matched 75% of the first 4% of an employee's contribution.

8. CONTINGENCIES

    There are various legal actions and other claims pending against the Company incidental to its business and operations. In the opinion of management, the resolution of these matters will not have a material effect on the consolidated financial position or results of operations.

    The Network, primarily located in Miami and acquired October 2, 1996, accounted for 49% of the Company's gross advertising revenues in 1997 and 22% in 1996. The Network accounted for 52% of trade accounts receivable as of December 31, 1997 and 1996. The Company's television station serving Los

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

8. CONTINGENCIES (CONTINUED)
Angeles, California, accounted for 18%, 29% and 36% of the Company's gross advertising revenues in 1997, 1996 and 1995, respectively, and 16% and 18% of trade accounts receivable as of December 31, 1997 and 1996, respectively. The Company's television station serving Miami, Florida, accounted for 10%, 15% and 20% of the Company's gross advertising revenues in 1997, 1996 and 1995, respectively, and 9% and 8% of trade accounts receivable as of December 31, 1997 and 1996, respectively.

    The Company maintains insurance coverage for various risks, where deemed appropriate by management, at rates and on terms which management considers reasonable. The Company self-insures the deductible portion of certain insurance coverage for various risks, including those associated with windstorm and earthquake damage. The Company has recorded estimated liabilities for these uninsured portions of risks. In management's opinion, the potential exposure in future periods if uninsured losses in excess of amounts provided were to be incurred would not be material to the consolidated financial position or results of operations.

9. INCOME TAXES

    The Company files a consolidated federal income tax return. The income tax provision (benefit) for the years ended December 31, 1997 and 1996 comprises the following charges (benefits)(in thousands):

                                                                             1997        1996
                                                                          -----------  ---------
Provision relating to debt extinguishment...............................  $   --       $   5,485
Current:
  Federal...............................................................      --          --
  State.................................................................        2,300        229
Deferred:
  Federal...............................................................      (19,044)    --
  State.................................................................       (2,721)    --
                                                                          -----------  ---------
Total...................................................................  $   (19,465) $   5,714
                                                                          -----------  ---------
                                                                          -----------  ---------

    No income taxes were provided in 1995, as the Company had a loss for both financial reporting and tax purposes. In 1996, the provision relating to debt extinguishment is based on an effective rate of 40%. This tax provision is offset by an income tax benefit arising from the extraordinary loss on the extinguishment of debt. The deferred income tax benefit in 1997 comprises a federal and state provision of approximately $34,355,000, offset by a benefit of approximately $56,120,000 resulting from the decrease in the valuation allowance.

    The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

9. INCOME TAXES (CONTINUED)
the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                          1997        1996
                                                                        ---------  -----------
Deferred tax assets:
Tax basis of property and equipment in excess of book basis...........  $  18,900  $    25,000
Accrued insurance and litigation......................................      2,300        3,500
Accrued vacation......................................................        800          700
Deferred compensation.................................................      2,400        2,600
Purchase accounting accruals..........................................      1,300        1,500
Allowance for bad debts...............................................        700        3,400
Charitable contributions carryforwards................................      1,400          900
Alternative minimum tax credit........................................      1,800      --
Other differences.....................................................      3,246        1,900
Net operating loss carryforwards......................................     20,200       47,000
                                                                        ---------  -----------
Total deferred tax assets.............................................     53,046       86,500
Valuation allowance for deferred tax assets...........................     --          (79,500)
                                                                        ---------  -----------
Net deferred tax assets...............................................  $  53,046  $     7,000
                                                                        ---------  -----------
                                                                        ---------  -----------

    At December 31, 1997, the Company has net operating loss carryforwards of approximately $26,600,000 that expire in years 2002 through 2005, resulting from the 1992 acquisitions. The tax benefit relating to the recognition of these items has been applied to reduce goodwill related to the acquisitions. The Company also has net operating loss carryforwards of approximately $27,600,000 for income tax purposes, which were generated subsequent to the above-mentioned acquisitions and expire in years 2007 through 2011. At December 31, 1996, the Company recorded net deferred tax assets of $7,000,000 that management believed, more likely than not, would result in tax benefits being realized from these net operating loss carryforwards. At December 31, 1997, based on three consecutive quarters of consistent profits and an evaluation of continuing profitability into the future, the Company has eliminated the valuation allowance, resulting in a book deferred tax benefit of $56,120,000 and a reduction of intangible assets of $23,380,000.

    Concurrent with the Offering and Reorganization, the Company recorded goodwill of approximately $203,000,000, representing the consideration given in excess of the net assets related to the acquisition of the minority interests in PTIH and the Network. The amortization of this goodwill is not deductible for tax purposes, and, in accordance with SFAS No. 109, no deferred tax liability was accrued. Consequently, in future periods, the Company's effective tax rate provided will be greater than the statutory rate. Therefore, for financial reporting purposes, including the above non deductible goodwill, at December 31, 1997, the Company has remaining intangible assets of approximately $630,800,000 that are being amortized over the next 20 years. For tax purposes, the Company has remaining intangible assets of approximately $98,900,000, of which $9,100,000 is expected to be deductible in 1998 and the balance is expected to be deductible over 15 years. The nondeductible intangible amortization difference was approximately $18,500,000 for the year ended December 31, 1997.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

9. INCOME TAXES (CONTINUED)
    For the year ended December 31, 1997, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

Federal statutory tax rate.........................................       35.0%
State and local income taxes, net of federal tax benefit...........        5.4
Junior Subordinated Notes..........................................        1.2
Goodwill amortization..............................................       13.5
Other..............................................................        2.4
                                                                     ---------
                                                                          57.5
Decrease in deferred tax asset valuation allowance.................      (88.1)
                                                                     ---------
Total effective tax rate...........................................      (30.6)%
                                                                     ---------
                                                                     ---------

10. EARNINGS PER SHARE

    The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations for "Income (loss) before extraordinary loss on extinguishment of debt" required by SFAS No. 128 (Earnings Per Share):

(Dollars in thousands, except for share and per-share data):

                                         FOR THE YEAR ENDED 1997                   FOR THE YEAR ENDED 1996
                                 ----------------------------------------  ----------------------------------------
                                    INCOME        SHARES       PER-SHARE      INCOME        SHARES       PER-SHARE
                                 (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                 ------------  -------------  -----------  ------------  -------------  -----------
Income before extraordinary
  loss.........................   $   83,159                                $   18,593
Less preferred stock
  dividends....................         (561)                                   --
                                 ------------                              ------------
Basic Earnings Per Share Income
  before extraordinary loss per
  share available to common
  stockholders.................       82,598     85,238,518    $    0.97        18,593     85,224,360    $    0.22
                                                                   -----                                     -----
                                                                   -----                                     -----
Effect of Dilutive Securities
  Warrants.....................       --         28,795,768                     --         28,779,416
  Options......................       --          1,576,826(a)                  --          1,423,262
  Convertible Preferred Stock
    (b)........................          561        734,225                     --            162,622
                                 ------------  -------------               ------------  -------------
Diluted Earnings Per Share
  Income before extraordinary
  loss per share available to
  common stockholders..........   $   83,159    116,345,337    $    0.71    $   18,593    115,589,660    $    0.16
                                 ------------  -------------       -----   ------------  -------------       -----
                                 ------------  -------------       -----   ------------  -------------       -----

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

10. EARNINGS PER SHARE (CONTINUED)

                                                                                   FOR THE YEAR ENDED 1995
                                                                           ----------------------------------------
                                                                              INCOME        SHARES       PER-SHARE
                                                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                           ------------  -------------  -----------
Loss before extraordinary loss...........................................   $   (9,388)
Less preferred stock dividends...........................................       --
                                                                           ------------

Basic Earnings Per Share
  Loss before extraordinary loss per share available to common
    stockholders.........................................................       (9,388)     4,560,210    $   (2.06)
                                                                                                        -----------
                                                                                                        -----------
Effect of Dilutive Securities
  Warrants...............................................................       --            --     (c)
                                                                           ------------  -------------
Diluted Earnings Per Share
  Loss before extraordinary loss per share available to common
    stockholders.........................................................   $   (9,388)     4,560,210    $   (2.06)
                                                                           ------------  -------------  -----------
                                                                           ------------  -------------  -----------

------------------------

(a) Options of 2,320,000 shares granted on December 12, 1997, were excluded as common stock equivalents, since the average market price of the Class A common stock during the 1997 fourth quarter was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive. No options were granted by the Company prior to September 26, 1996.

(b) The redeemable convertible 6% preferred stock was issued on March 20, 1997, as part of the acquisition of the Sacramento full-power Affiliated Station. The 12,000 shares issued and outstanding at December 31, 1997 have a liquidation preference of $1,000 per share (plus accrued and unpaid dividends). The preferred stock is convertible into Class A Common Stock at the option of the holder until the fourth anniversary of the closing of the acquisition at a conversion price of $16.34375.

(c) The Company had a loss before the extraordinary loss on extinguishment of debt. Therefore, the warrants were excluded from the computation of Diluted EPS because the inclusion of the potential shares would be antidilutive.

    In 1997, the Company adopted SFAS No. 128 "Earnings per Share," effective December 15, 1997 (see Note 2). As a result, the Company's reported primary and fully diluted earnings per share for 1996 and

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

10. EARNINGS PER SHARE (CONTINUED)
1995 were restated. The effect of this accounting change on previously reported income (loss) per share before extraordinary loss available to common stockholders is as follows:

                                                                           INCOME (LOSS) PER
                                                                              SHARE BEFORE
                                                                           EXTRAORDINARY LOSS
                                                                              AVAILABLE TO
                                                                          COMMON STOCKHOLDERS
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Primary Earnings Per Share as reported..................................  $    0.16  $   (2.06)
Effect of SFAS No. 128..................................................       0.06     --
                                                                          ---------  ---------
Basic Earnings Per Share................................................  $    0.22  $   (2.06)
                                                                          ---------  ---------
                                                                          ---------  ---------
Fully diluted Earnings Per Share as reported............................  $    0.16  $   (2.06)
Effect of SFAS No. 128..................................................     --         --
                                                                          ---------  ---------
Diluted Earnings Per Share..............................................  $    0.16  $   (2.06)
                                                                          ---------  ---------
                                                                          ---------  ---------

11. EARLY EXTINGUISHMENT OF DEBT

    During the six months ended June 30, 1996, UTG purchased at a premium $12,650,000 face amount of its Senior Subordinated Notes, resulting in an extraordinary loss of $1,181,000, including the write-off of the related financing costs. During the quarter ended September 30, 1996, UTG purchased at a premium $11,775,000 face amount of its Senior Subordinated Notes, resulting in an extraordinary loss of $931,000, including the write-off of the related financing costs. The remaining face amount on the Senior Subordinated Notes of $67,625,000 was defeased on September 30, 1996, resulting in an extraordinary loss of $11,601,000, including the write-off of the remaining related financing cost balance of $8,946,000. As a result, in 1996, UTG purchased and defeased at a premium $92,050,000 face amount of its Senior Subordinated Notes, resulting in a total extraordinary loss of $13,713,000, including the write-off of the related, previously deferred, financing costs. The related income tax benefits associated with these extraordinary losses were $5,485,000 in 1996.

    During 1995, UTG purchased at a premium $7,550,000 face amount of its Senior Subordinated Notes, resulting in a total extraordinary loss of $801,000, including the write-off of the related, previously deferred, financing costs. There were no related income tax benefits associated with the extraordinary loss in 1995.

12. PREFERRED STOCK

    The Company has 10,000,000 shares of Preferred stock, $.01 par value, authorized at December 31, 1997 and 1996. The Company has 12,000 shares of redeemable convertible 6% preferred stock, $.01 par value, issued and outstanding at December 31, 1997. These shares were outstanding and held in escrow at December 31, 1996. At December 31, 1997, the Company had accrued preferred stock dividends of $120,000.

    The 12,000 shares of redeemable convertible 6% preferred stock have one vote per share, a liquidation preference of $1,000 per share (plus accrued and unpaid dividends) and a cumulative annual

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

12. PREFERRED STOCK (CONTINUED)
dividend preference of 6% per share per annum ($15.00 per share per quarter), increasing to 9% per share per annum if accrued and unpaid dividends per share equal or exceed $30.00. The preferred stock is convertible into Class A Common Stock at the option of the holder until the fourth anniversary of the closing of the acquisition at a conversion price of $16.34375. The preferred stock is redeemable at the option of the holder at any time and by the Company after the fourth anniversary of the issuance of the preferred stock, in each case, for an amount equal to the liquidation preference. Consequently, holders of the redeemable convertible 6% preferred stock have greater rights than holders of the Class A Common Stock.

13. THE OFFERING AND REORGANIZATION

    On September 26, 1996, UCI's initial public offering (the "Offering") of 18,791,500 shares of its Class A Common Stock was declared effective. In connection with the Offering, on October 2, 1996, the operations of UTG and the Network were combined and the ownership was reorganized under UCI.

    Concurrent with the Offering, the Company exchanged PCI preferred stock and PTIH common and preferred stock outstanding for PCI common stock, resulting in 253,332 common shares outstanding prior to the Reorganization.

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

(e) On October 2, 1996, the Company acquired the Network from its partners in exchange for 19,014.5 shares of Common Stock and $40,000,000 in cash and UTG became a wholly owned subsidiary of the Company. The Company effected a dividend of 227 shares on each share of Class P Common Stock, Class T Common Stock and Class V Common Stock, and the warrants were adjusted to reflect the new capital structure of the Company;

(f) On October 2, 1996, the Company paid $88,000,000 to the Principal Stockholders and their affiliates, representing payment of outstanding principal of and accrued interest on certain debentures and accrued dividends on certain preferred stock issued by the Company and its subsidiaries in connection with the Acquisition, and approximately $43,000,000 to the Principal Stockholders and their affiliates,

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

13. THE OFFERING AND REORGANIZATION (CONTINUED) representing full payment of outstanding principal of, and interest on, certain notes issued in payment of certain accrued dividends as of December 31, 1995;

(g) On October 2, 1996, the Company paid $149,000,000 to Televisa and Venevision, representing full payment of outstanding principal of, and accrued interest on, all amounts owed to them by UTG with respect to Sponsor Loans made subsequent to the Acquisition, and the obligations to make the Sponsor Loans terminated;

(h) On October 2, 1996, the Company paid $15,300,000 to Televisa, representing full payment of outstanding principal of, and accrued interest on, the note issued by the Company as of July 1, 1996, to Televisa as payment for the acquisition of Galavision. This acquisition was accounted for under the purchase method of accounting, and accordingly, Galavision's operating results have been included with the Company's since October 3, 1996.

14. 1996 PERFORMANCE AWARD PLAN

    In 1996, the Company adopted a 1996 Performance Award Plan that reserves shares of Class A Common Stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors or Plan Committee (as appointed by the Board). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

                                                                             BASIC EPS            DILUTED EPS
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Net income available to common stock--as reported.....................  $  82,598  $  10,365  $  83,159  $  10,365
Net income available to common stock--pro forma.......................     76,545      8,892     77,106      8,892
EPS available to common stock--as reported............................       0.97       0.12       0.71       0.09
EPS available to common stock--pro forma..............................       0.90       0.10       0.66       0.08

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0% and 0%, expected volatility of 29.736% and 31.865%, risk-free interest rate of 5.86% and 6.02% and expected life of five and three years.

    Under the Plan approved by the Board of Directors and stockholders, the maximum number of shares of Class A Common Stock that may be granted is 11,000,000. The maximum number of shares that may be granted to any individual during any calendar year is 1,000,000. For 1996, the maximum number of shares that could be granted was 4,000,000. Thereafter, the maximum number is 2,750,000 shares per year, excluding any awards, if any, granted to an eligible employee who is hired in that year to become the chief executive officer of the Company. The Plan provides that shares granted come from the Company's authorized but unissued Class A Common Stock and any shares of its Class A Common Stock held as

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

14. 1996 PERFORMANCE AWARD PLAN (CONTINUED)

treasury shares. Grants may be in the form of either nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance share awards, stock bonuses or cash bonus awards.

    The price of the options granted pursuant to the Plan may not be less than 100% of the fair market value of the shares on the date of grant (110% in the case of an incentive stock option granted to any person owning more than 10% of the Company's total combined voting power). No award will be exercisable after 10 years from the date granted. Unless approved by the Board of Directors, no award may vest more quickly than 25% per year, other than in the case of options issued in connection with the Offering or awards granted in lieu of cash bonuses, which may vest at the rate of 50% per year.

Information regarding the Performance Award Plan for 1997 and 1996 is as follows:

                                                                         1997        1996
                                                                      ----------  ----------
Number of shares under stock options:
  Outstanding at beginning of year..................................   3,868,000      --
  Granted...........................................................   2,525,000   3,868,000
  Exercised.........................................................     (75,000)     --
  Canceled..........................................................     (24,000)     --
                                                                      ----------  ----------
  Outstanding at end of year........................................   6,294,000   3,868,000
  Available for grant at end of year................................   4,631,000   7,132,000
  Exercisable at end of year........................................   2,104,000      --

Weighted average exercise price:
  Granted...........................................................      $32.85      $11.50
  Exercised.........................................................      $11.50      --
  Canceled..........................................................      $11.50      --
  Outstanding at end of year........................................      $20.07      $11.50
  Exercisable at end of year........................................      $11.50      --
  Weighted average fair value of options granted during the
    period..........................................................      $12.24       $3.39

                                                        OPTIONS OUTSTANDING
                                      --------------------------------------------------------
                                      NUMBER OUTSTANDING   WEIGHTED AVERAGE
                                              AT              REMAINING      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES               DECEMBER 31, 1997   CONTRACTUAL LIFE   EXERCISE PRICE
------------------------------------  -------------------  ----------------  -----------------
$11.50 - $22.50.....................        3,974,000           8.7 years        $   11.86
$22.51 - $34.13.....................        2,320,000            10 years        $   34.13

                                                                 OPTIONS EXERCISABLE
                                                       ----------------------------------------
                                                       NUMBER EXERCISABLE AT  WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                                 DECEMBER 31, 1997     EXERCISE PRICE
-----------------------------------------------------  ---------------------  -----------------
$11.50 - $22.50......................................          2,104,000          $   11.50

During the year ended December 31, 1997, 75,000 options were exercised for 75,000 shares of Class A Common Stock, resulting in a change to Common Stock of $750 and to Paid-in-capital of $1,423,250, which included a tax benefit associated with the transactions of $562,000.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                          1ST        2ND         3RD         4TH
1997                                                    QUARTER    QUARTER     QUARTER     QUARTER    TOTAL YEAR
-----------------------------------------------------  ---------  ----------  ----------  ----------  ----------
                                                            (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)
Net revenues.........................................  $  85,601  $  122,327  $  113,940  $  137,873  $  459,741
Income (loss) before extraordinary loss..............     (2,270)     27,514      25,127      32,788      83,159
Net income (loss)....................................     (2,270)     27,514      25,127      32,788      83,159
Net income (loss) applicable to common
  stockholders.......................................     (2,292)     27,334      24,948      32,608      82,598

EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:
Basic Earnings Per Share
  Income (loss) before extraordinary loss............  $   (0.03) $     0.32  $     0.29  $     0.38  $     0.97
  Net income (loss)..................................  $   (0.03) $     0.32  $     0.29  $     0.38  $     0.97

Diluted Earnings Per Share
  Income (loss) before extraordinary loss............  $   (0.03) $     0.24  $     0.21  $     0.28  $     0.71
  Net income (loss)..................................  $   (0.03) $     0.24  $     0.21  $     0.28  $     0.71


1996
-----------------------------------------------------
Net revenues.........................................  $  39,191  $   52,229  $   48,462  $  104,976(a) $  244,858
Income (loss) before extraordinary loss..............     (3,673)      4,567       2,458      15,241(a)     18,593
Extraordinary (loss) Income..........................       (283)       (362)    (10,913)      3,330(b)     (8,228)
Net income (loss)....................................     (3,956)      4,205      (8,455)     18,571(a)     10,365
Net income (loss) applicable to common
  stockholders.......................................     (3,956)      4,205      (8,455)     18,571(a)     10,365

EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:
Basic Earnings Per Share
  Income (loss) before extraordinary loss............  $   (0.81) $     1.00  $     0.54  $     0.18  $     0.22
  Net income (loss)..................................  $   (0.87) $     0.92  $    (1.85) $     0.22  $     0.12

Diluted Earnings Per Share
  Income (loss) before extraordinary loss............  $   (0.81) $     0.14  $     0.07  $     0.13  $     0.16
  Net income (loss)..................................  $   (0.87) $     0.13  $    (0.25) $     0.16  $     0.09

------------------------

(a) Effective October 2, 1996, UCI acquired and consolidated the results of operations of the Network for the year ended 1996. As a result, significant variances exist when the results for the fourth quarter and year ended 1996 are compared to those for the year ended 1995. For the period of October 3, 1996, to December 31, 1996, the Network generated net revenues of $51,067, operating income of $12,065 and net income of $7,817.

(b) Extraordinary loss reported, net of tax and subject to interperiod tax allocation (see Notes 9 and 11).