Form 10-Q
period 1998-03-31
UNIVISION COMMUNICATIONS INC
filed 1998-04-29
CIK 1017008

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

                            ------------------------

FOR THE QUARTER ENDED MARCH 31, 1998           COMMISSION FILE NUMBER: 001-12223

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES /X/ NO / /.

    There were 46,178,726 shares of Class A Common Stock, 22,097,898 shares of Class P Common Stock, 8,918,582 shares of Class T Common Stock and 8,918,582 of Class V Common Stock outstanding as of April 13, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION:

  - Financial and Corporate Terms..........................................................................           2

  - Financial Introduction.................................................................................           4

    - Item 1. Consolidated Financial Statements

      Condensed Consolidated Balance Sheets at March 31, 1998 and December 31, 1997........................           5

      Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997...           6

      Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997...           7

      Notes to the Condensed Consolidated Financial Statements.............................................           8

    - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........          11

PART II--OTHER INFORMATION:

  Item 6. Exhibits and Reports on form 8-K.................................................................          15

PART I

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                         FINANCIAL AND CORPORATE TERMS

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

    "Bank Facility" means the Company's credit agreement dated September 26, 1996, that provides for aggregate commitments of up to $600 million and imposes financial and other restrictions on the Company.

    "Broadcast Affiliates" means the O&Os and the Affiliated Stations.

    "Broadcast Cash Flow" means operating income before corporate charges, depreciation and amortization.

    "Corporate Charges" means corporate costs that would be duplicated and therefore eliminated if the Company were acquired by another broadcasting company.

    "EBITDA" means earnings before interest, taxes, depreciation and amortization.

    "Galavision" means the Galavision Spanish-language general entertainment basic cable network, a wholly owned subsidiary of the Company.

    "Initial Offering" means the sale of 18,791,000 shares of Class A Common Stock by the Company in its initial public offering consummated on October 2, 1996.

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

    "Reorganization" means the reorganization of the Company immediately prior to the closing of the Initial Offering.

    "Televisa" means Grupo Televisa, S.A. de C.V. and its affiliates.

    "Univision" or the "Company" means Univision Communications Inc. ("UCI") and its wholly owned subsidiaries.

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

PART I

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                             FINANCIAL INTRODUCTION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for December 31, 1997.

PART I, ITEM 1

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
                                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $  18,525    $   10,660
  Short-term investment...............................................................      --                94
  Accounts receivable, less allowance for doubtful accounts of $8,901 in 1998 and
    $8,584 in 1997....................................................................      86,869       116,849
  Program rights......................................................................       5,594         5,650
  Prepaid expenses and other..........................................................       5,955         5,501
                                                                                        -----------  ------------
    Total current assets..............................................................     116,943       138,754
Property and equipment, less accumulated depreciation of $41,795 in 1998 and $37,518
 in 1997..............................................................................     128,850       123,853
Intangible assets, less accumulated amortization of $187,137 in 1998 and $176,274 in
 1997.................................................................................     618,660       630,828
Deferred financing costs, less accumulated amortization of $2,393 in 1998 and $1,973
 in 1997..............................................................................       8,100         8,520
Deferred income taxes.................................................................      52,777        53,046
Note receivable-Entravision...........................................................      10,000        10,000
Investment in unconsolidated subsidiary...............................................          15        --
Other assets..........................................................................       2,800         2,754
                                                                                        -----------  ------------
    Total assets......................................................................   $ 938,145    $  967,755
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities............................................   $  60,983    $   74,632
  Accrued interest....................................................................       1,048         1,164
  Accrued license fee.................................................................       6,841         5,374
  Obligations for program rights......................................................         438           894
  Current portion of long-term debt...................................................      57,947        61,965
                                                                                        -----------  ------------
    Total current liabilities.........................................................     127,257       144,029
Long-term debt including accrued interest, net of current portion.....................     409,948       423,923
Capital lease obligations, net of current portion.....................................      36,214        36,907
Other long-term liabilities...........................................................       3,924         4,547
                                                                                        -----------  ------------
    Total liabilities.................................................................     577,343       609,406
                                                                                        -----------  ------------
Redeemable convertible 6% preferred stock, $.01 par value, with a conversion price of
 $16.34375 to Class A Common Stock (12,000 shares issued and outstanding).............      12,120        12,120
                                                                                        -----------  ------------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares authorized)......................      --            --
  Common stock, $.01 par value (197,660,000 shares authorized; 86,113,788 and
    85,299,360 shares issued and outstanding at March 31, 1998 and December 31, 1997,
    respectively).....................................................................         861           853
  Paid-in-capital.....................................................................     334,463       332,328
  Retained earnings...................................................................      13,358        13,048
                                                                                        -----------  ------------
  Total stockholders' equity..........................................................     348,682       346,229
                                                                                        -----------  ------------
Total liabilities and stockholders' equity............................................   $ 938,145    $  967,755
                                                                                        -----------  ------------
                                                                                        -----------  ------------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                         1998           1997
                                                                                    --------------  -------------
Net revenues......................................................................  $      105,145  $      85,601
Direct operating expenses.........................................................          42,341         33,542
Selling, general and administrative expenses......................................          36,151         29,923
Depreciation and amortization.....................................................          15,560         13,748
                                                                                    --------------  -------------
Operating income..................................................................          11,093          8,388
Interest expense..................................................................           9,505         10,261
Amortization of deferred financing costs..........................................             420            374
                                                                                    --------------  -------------
Income (loss) before taxes........................................................           1,168         (2,247)
Provision for income taxes........................................................             678             23
                                                                                    --------------  -------------
Net income (loss).................................................................             490         (2,270)
Preferred stock dividends.........................................................            (180)      --
                                                                                    --------------  -------------
Net income (loss) available to common stockholders................................  $          310  $      (2,270)
                                                                                    --------------  -------------
                                                                                    --------------  -------------
BASIC EARNINGS PER SHARE
Net income (loss) per share.......................................................  $         0.00  $       (0.03)
Less preferred stock dividends per share..........................................            0.00           0.00
                                                                                    --------------  -------------
Net income (loss) per share available to common stockholders......................  $         0.00  $       (0.03)
                                                                                    --------------  -------------
                                                                                    --------------  -------------
Weighted average common shares outstanding........................................      85,709,750     85,224,360
                                                                                    --------------  -------------
                                                                                    --------------  -------------

DILUTED EARNINGS PER SHARE
Net income (loss) per share.......................................................  $         0.00  $       (0.03)
Less preferred stock dividends per share..........................................            0.00           0.00
                                                                                    --------------  -------------
Net income (loss) per share available to common stockholders......................  $         0.00  $       (0.03)
                                                                                    --------------  -------------
                                                                                    --------------  -------------
Weighted average common shares outstanding........................................     116,636,051     85,224,360
                                                                                    --------------  -------------
                                                                                    --------------  -------------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               1998        1997
                                                                                            ----------  ----------
Net income (loss).........................................................................  $      490  $   (2,270)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation..............................................................................       4,697       3,779
Amortization of intangible assets and deferred financing costs............................      11,283      10,343
Changes in assets and liabilities:
  Accounts receivable.....................................................................      29,980      15,711
  License fees payable....................................................................      15,133      11,229
  Payment of license fees.................................................................     (13,666)    (10,603)
  Program rights..........................................................................          56        (820)
  Deferred taxes..........................................................................         269      --
  Prepaid expenses and other assets.......................................................        (500)      1,299
  Accounts payable and accrued liabilities................................................     (12,150)    (11,126)
  Accrued interest........................................................................       1,989       2,980
  Obligations for program rights..........................................................        (456)        184
  Other, net..............................................................................        (496)        114
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................      36,629      20,820
                                                                                            ----------  ----------
Cash flow from investing activities:
  Capital expenditures....................................................................      (9,165)     (4,906)
  Investment in unconsolidated subsidiary.................................................         (15)     --
  Acquisition of Sacramento...............................................................      --         (28,761)
  Organization costs......................................................................      --             (13)
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................      (9,180)    (33,680)
                                                                                            ----------  ----------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt................................................      15,000      44,000
  Payments of long-term debt..............................................................     (35,791)    (23,604)
  Exercise of options.....................................................................       1,340      --
  Exercise of warrants....................................................................          47      --
  Preferred stock dividends paid..........................................................        (180)     --
  Tax payments to Partners................................................................      --          (1,500)
  Deferred financing costs................................................................      --             (13)
                                                                                            ----------  ----------
Net cash (used in) provided by financing activities.......................................     (19,584)     18,883
                                                                                            ----------  ----------
Net increase in cash......................................................................       7,865       6,023
Cash and cash equivalents, beginning of year..............................................      10,660      11,588
                                                                                            ----------  ----------
Cash and cash equivalents, end of period..................................................  $   18,525  $   17,611
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Supplemental disclosure of cash flow information:
  Interest paid during the year...........................................................  $    7,576  $    7,329
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                  (UNAUDITED)

1. ORGANIZATION AND ACQUISITION

    Through October 2, 1996, Univision Communications Inc. ("UCI"or the "Company"), formerly Perenchio Communications, Inc. ("PCI"), and its 80% owned subsidiary, PTI Holdings, Inc. ("PTIH") were beneficially owned by affiliates of
A. Jerrold Perenchio (together with his affiliates, "Perenchio"), affiliates of Grupo Televisa, S.A. (together with its affiliates, "Televisa") and Dennevar, B.V., an affiliate of Venevision International Limited (together with its affiliates, "Venevision") (collectively, the "Principal Stockholders"). Perenchio Television, Inc. ("PTI") was a wholly owned subsidiary of PTIH, and Univision Television Group, Inc. ("UTG") was a wholly owned subsidiary of PTI.

    On December 17, 1992 (effective close of business December 16, 1992), Univision Station Group, Inc. ("USG") and KTVW, Inc. ("KTVW") were acquired by Perenchio, Televisa and Venevision, with USG as the surviving corporation changing its name to UTG.

    PCI and its subsidiaries had no operations prior to the 1992 acquisition of the station group by the Principal Stockholders for approximately $489,000,000, including approximately $11,000,000 of acquisition costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at the fair values at the date of the acquisition. In addition to current assets and liabilities, the purchase price was allocated principally to property and equipment of approximately $22,000,000 and intangible assets of approximately $473,000,000. These intangible assets comprise approximately $270,000,000 attributable to affiliation agreements, approximately $156,500,000 attributable to FCC television broadcast licenses and approximately $46,500,000 attributable to all other intangible assets including goodwill. Two additional stations in Chicago and Houston, were acquired during 1994 for an aggregate purchase price of $67,000,000, resulting in additional intangible assets of approximately $64,000,000. A third station, located in Sacramento, California, was acquired in March 1997 for a purchase price of approximately $40,200,000, resulting in intangible assets of approximately $39,000,000. A fourth station, located in Bakersfield, California, which broadcasts in English, was acquired in October 1997 for a purchase price of approximately $14,000,000, principally all of which has been allocated to intangible assets pending the completion of an independent appraisal.

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                  (UNAUDITED)

1. ORGANIZATION AND ACQUISITION (CONTINUED)
    The acquisition of the minority interests of PTIH and the Network (which included the July 1, 1996, acquisition of Galavision) has been accounted for under the purchase method of accounting, and, accordingly, the Network's operating results have been included with the Company's since October 3, 1996. The total consideration paid in excess of the fair value of the net assets acquired related to the minority interests of PTIH and the Network was approximately $203,000,000. These intangible assets comprise approximately $115,000,000 attributable to affiliation agreements, approximately $79,000,000 attributable to the FCC television broadcast licenses and approximately $9,000,000 attributable to all other intangible assets.

    As of March 31, 1998, the Company owns and operates 12 Spanish-language full-power television stations serving New York, Los Angeles, Miami, San Antonio, San Francisco, Fresno, Dallas, Phoenix, Albuquerque, Sacramento, Houston and Chicago. It also owns and operates eight Spanish-language low-power television stations serving Hartford, Fort Worth, Philadelphia, Tucson, Austin, Santa Rosa, Albuquerque and Bakersfield and one English-language full-power television station in Bakersfield. The Company's Spanish-language television stations are affiliated with the Spanish-language television network owned and operated by the Network. The English-language station is affiliated with the United Paramount Network (UPN).

2. REPORTING COMPREHENSIVE INCOME

    Effective with fiscal years beginning after December 15, 1997, companies are required to adopt the Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income, which comprises certain specific items previously reported directly in stockholders' equity. Other comprehensive income comprises items such as unrealized gains and losses on debt and equity securities classified as available-for-sale securities, minimum pension liability adjustments, and foreign currency translation adjustments. Since the Company does not currently have any of these other comprehensive income items, the Company's comprehensive income equals its net income. Therefore, SFAS No. 130 has no impact on the way the Company reports or has reported its financial statements.

3. HOME SHOPPING NETWORK EN ESPANOL LLC JOINT VENTURE

    On March 27, 1998, the Company entered into a joint venture with the Home Shopping Network Capital LLC to form the Home Shopping Network En Espanol LLC. The joint venture will create and operate a live Spanish-language television shopping service intended for distribution in the United States, Latin America, Portugal and Spain. On March 30, 1998, the Home Shopping Network En Espanol LLC began broadcasting three hours of programming, seven days a week on Galavision, the Company's Spanish-language cable network. Under the terms of the agreement, the Home Shopping Network Capital LLC and the Company have an approximate equal interest in the limited partnership. The annual capital contributions estimated to be required to be made by each party under the agreement are approximately $1,600,000 in 1998, $2,300,000 in 1999 and $1,900,000 in 2000, with a maximum capital contribution limit of $6,000,000 over a five-year period. The Company will account for its investment in the Home Shopping Network En Espanol LLC under the equity method.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                  (UNAUDITED)

4. OPTIONS AND WARRANTS

    During the three months ended March 31, 1998, 83,000 options were exercised for 83,000 shares of Class A Common Stock, resulting in an increase to Common Stock of $830 and to Paid-in-capital of $2,095,000, which included a tax benefit associated with the transactions of $756,000. In addition, during the three months ended March 31, 1998, 731,428 warrants were exercised for 731,428 shares of Class A Common Stock, resulting in an increase to Common Stock of $7,314 and to Paid-in-capital of $39,782.

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

THREE MONTHS ENDED MARCH 31, 1998, ("1998") COMPARED TO THREE MONTHS ENDED MARCH
  31, 1997, ("1997")

    REVENUES. Net revenues increased to $105,145,000 in 1998 from $85,601,000 in 1997, an increase of $19,544,000 or 22.8%. The Network accounted for $9,083,000 or 46.5% of the increase, and the O&Os and Galavision accounted for $9,690,000 or 49.6% and $771,000 or 3.9%, respectively. The O&Os' increase, which was due to an increase of approximately 14% in the number of spots sold and a 3% increase in the price for advertising spots, was primarily derived from New York, Los Angeles, Houston and Miami, with additional increases at all other O&Os except for San Antonio and Albuquerque. The Network's increase is due to an increase of approximately 36% in the price of advertising spots, offset in part by a decrease in volume of approximately 8%.

    EXPENSES. Direct operating expenses, which include corporate charges of $83,000 and $70,000 in 1998 and 1997, respectively, increased to $42,341,000 in
1998 from $33,542,000 in 1997, an increase of $8,799,000 or 26.2%. The increase is primarily due to higher license fees paid or payable to Televisa and Venevision of $3,908,000. As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.4% in 1998. In 1998 the new morning show, DESPIERTA AMERICA, which began airing mid-April 1997, generated revenues of approximately $3,400,000 and accounted for approximately $800,000 of the total increase in programming costs over 1997. In addition, programming costs increased by approximately $800,000 due to the introduction of new children's programming, timing of special events programming, and the development of other entertainment programming. The remainder of the increase is primarily due to higher technical and news costs of $1,700,000, which includes $317,000 from the acquisitions of the Sacramento station in March 1997 and the Bakersfield station in October 1997 and approximately $300,000 related to news coverage of the Pope's 1998 visit to Cuba. As a percentage of net revenues, direct operating expenses increased from 39.2% in 1997 to 40.3% in 1998.

    Selling, general and administrative expenses, which include corporate charges of $2,559,000 and $2,191,000 in 1998 and 1997, respectively, increased to $36,151,000 in 1998 from $29,923,000 in 1997, an increase of $6,228,000 or
20.8%. The acquisitions in Sacramento and Bakersfield accounted for $974,000 of the increase. The remaining increases are due in large part to increased selling costs of $1,702,000, associated with increased sales, staff levels and compensation costs, and increased research costs of $1,064,000, all of which are consistent with the Company's strategy of investing in sales management and research. The Company also had increased costs of approximately $500,000 associated with the renewal of its Nielsen contracts and approximately $600,000 related to its retirement savings plan due to an increase in the Company's matching contribution. As a percentage of net revenues, selling, general and administrative expenses decreased from 35.0% in 1997 to 34.4% in 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $15,560,000 in 1998 from $13,748,000 in 1997, an increase of $1,812,000 or
13.2%. The increase is due primarily to an increase in depreciation related to increased capital expenditures and an increase in goodwill amortization.

    OPERATING INCOME. As a result of the above factors, operating income increased to $11,093,000 in 1998 from $8,388,000 in 1997, an increase of $2,705,000 or 32.2%. As a percentage of net revenues, operating income increased from 9.8% in 1997 to 10.6% in 1998.

    INTEREST EXPENSE. Interest expense decreased to $9,505,000 in 1998 from $10,261,000 in 1997, a decrease of $756,000 or 7.4%. The decrease is due primarily to lower bank borrowings during 1998 as compared to 1997.

    PROVISION FOR INCOME TAXES. In 1998 the Company reported an income tax provision of $678,000, which comprises federal, state and deferred taxes. In 1997 the Company reported an income tax provision of $23,000 for state taxes.

    NET INCOME (LOSS). As a result of the above factors, net income increased to $490,000 in 1998 from a net loss of $2,270,000 in 1997, an improvement of $2,760,000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $29,295,000 in 1998 from $24,397,000 in 1997, an increase of $4,898,000 or 20.1%. As a percentage of net revenues, broadcast cash flow decreased from 28.5% in 1997 to 27.9% in 1998.

    As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.4% in 1998. Had the revised license fee been in effect in 1997, the license fee would have increased by $1,379,000 and broadcast cash flow would have been $23,018,000 in 1997. On a year-to-year basis, broadcast cash flow would have increased by $6,277,000 or 27.3%, from $23,018,000 in 1997 to $29,295,000 in 1998. As a percentage of net revenues, broadcast cash flow would have increased from 26.9% in 1997 to 27.9% in 1998.

    CORPORATE CHARGES. Corporate charges increased to $2,642,000 in 1998 from $2,261,000 in 1997, an increase of $381,000 or 16.9%. The increase is primarily due to costs associated with salary and benefits. As a percentage of net revenues, corporate charges decreased from 2.6% in 1997 to 2.5% in 1998.

    EBITDA.  EBITDA increased to $26,653,000 in 1998 from $22,136,000 in 1997, an increase of $4,517,000 or 20.4%. As a percentage of net revenues, EBITDA decreased from 25.9% in 1997 to 25.3% in 1998.

    As explained in BROADCAST CASH FLOW, had the revised license fee been in effect in 1997, the license fee would have increased by $1,379,000 and EBITDA would have been $20,757,000 in 1997. Thus, EBITDA would have increased by $5,896,000 or 28.4%, from $20,757,000 in 1997 to $26,653,000 in 1998. As a percentage of net revenues, EBITDA would have increased from 24.2% in 1997 to 25.3% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include UTG, the Network and Galavision, totaled $9,165,000 in 1998 and $4,906,000 in 1997. These amounts exclude the capitalized transponder lease obligations of the

Network. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of upgrading and relocating several of its television station facilities. In conjunction with the Company's new non-NOVELA production agreement with Televisa (see below), the Network has begun an expansion of its production facilities. Furthermore, during the next few years, the Company also will make an investment in digital technology. The amount of this investment has not been quantified, as the Company is in the process of determining the options available to it. Capital spending in 1998, including a carryover from 1997 of approximately $9,000,000 due to timing of certain projects, will approximate $45,000,000. Capital spending in 1999, 2000 and 2001 is expected to approximate $20,000,000 per annum.

    At March 31, 1998, the Bank Facility consisted of a $337,750,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $200,000,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date.

    The Bank Facility permits the lenders thereunder to advance up to an additional $250,000,000 of term loans (the "Incremental Facility"), although the Company has not requested and there are no commitments at this time to lend any such additional amounts.

    The Term Facility amortizes quarterly, with $49,000,000 required to be repaid during 1998. In addition, in the first quarter of 1998, the Company made a $10,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1997 operating results. The payment was funded by an increase in the Revolving Credit Facility and subsequently repaid within the quarter with cash from operations. The Revolving Credit Facility has quarterly scheduled reductions in availability beginning in 1999. If any loans are made available under the Incremental Facility, such loans will be amortized beginning on March 31, 1999, and are required to be repaid in full on or before August 31, 2004.

    Loans made under the Bank Facility bear interest rates, which include interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. Furthermore, there are no interest rate margins applicable to prime rate loans. At March 31, 1998, the interest rate applicable to the Company's Eurodollar loans was approximately 6.20%, which includes an interest rate margin cost of 0.50%. The interest rate applicable to all prime rate loans was 8.50%.

    In November 1996 the Company entered into interest rate cap agreements to reduce the impact of changes in interest rates on its Term Facility, which are determined by the Eurodollar interest rate plus a margin of 0.35% to 1.00%. The Company has two interest rate cap agreements with commercial banks that terminate in November 1998, covering a total notional principal amount of $220,000,000 of its Term Facility. The agreements effectively limit the Company's Eurodollar interest rate exposure to 7% on $220,000,000 of the Term Facility. The fee for the interest rate protection agreements of $462,000 was capitalized as a deferred financing cost and is being amortized over two years, the period of the instruments, on a straight-line basis.

    The Company expects to explore both Spanish-language television and other media-acquisition opportunities to complement and capitalize on the Company's existing business and management. The purchase price for such acquisitions may be paid (i) with cash derived from operating cash flow, proceeds available under the Bank Facility or proceeds from future debt or equity offerings, (ii) with equity or debt securities of the Company or (iii) with any combination thereof.

    As a result of net operating loss carryforwards attributable to the Acquisition, net operating losses since the Acquisition, tax consequences of the Reorganization, other timing differences and subsequent book taxable income, the Company has available a deferred tax asset of approximately $52,800,000 to offset future taxes payable arising from operations. In addition, at March 31, 1998, the Company had approximately $508,500,000 of net remaining intangible assets that will be expensed over the next 20 years for financial reporting purposes and will not be deductible for tax purposes.

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

    The Company and Televisa reached an agreement to each produce three thirteen-week new non-NOVELA programs. Both Univision and Televisa shall use commercially reasonable efforts to complete the production of their respective three programs so that such programs are available to commence airing no later than October 31, 1998. No assurance can be given that either the Univision or the Televisa programs will be successful.

    On March 27, 1998, the Company entered into a joint venture with the Home Shopping Network Capital LLC to form the Home Shopping Network En Espanol LLC. The joint venture will create and operate a live Spanish-language television shopping service intended for distribution in the United States, Latin America, Portugal and Spain. On March 30, 1998, the Home Shopping Network En Espanol LLC began broadcasting three hours of programming, seven days a week on Galavision, the Company's Spanish-language cable network. Under the terms of the agreement, the Home Shopping Network Capital LLC and the Company have an approximate equal interest in the limited partnership. The annual capital contributions estimated to be required to be made by each party under the agreement are $1,600,000 in 1998, $2,300,000 in 1999 and $1,900,000 in 2000, with a maximum capital contribution limit of $6,000,000 over a five-year period. The Company will account for its investment in the Home Shopping Network En Espanol LLC under the equity method. No assurance can be given that the joint venture will be successful.

    The Company is continuing to evaluate and address the potential impact of the Year 2000 issue on its operations. The Company is incurring internal staff costs and expects to incur consulting and other expenses related to this issue. The Company cannot currently estimate the amount of these costs, which could be material to its results of operations and financial position. If not resolved, this issue could have a significant adverse impact on the Company's operations.

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

    (a) Exhibits

        11.0  Computation of Basic and Diluted Earnings Per Share

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

                                          UNIVISION COMMUNICATIONS INC.

                                                   (Registrant)

                                          By         /s/ GEORGE W. BLANK

                                            ------------------------------------
                                                      George W. Blank
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

April 29, 1998

Los Angeles, California