Form 10-Q
period 1998-06-30
UNIVISION COMMUNICATIONS INC
filed 1998-07-31
CIK 1017008

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

FOR THE QUARTER ENDED JUNE 30, 1998            COMMISSION FILE NUMBER: 001-12223

                            ------------------------

                         UNIVISION COMMUNICATIONS INC.

             (Exact name of registrant as specified in its charter)

      DELAWARE                   NO. 95-4398884
      (State of         (IRS Employer Identification No.)
   incorporation)

                         UNIVISION COMMUNICATIONS INC.
                      1999 AVENUE OF THE STARS, SUITE 3050
                         LOS ANGELES, CALIFORNIA 90067
                              TEL: (310) 556-7676
         (address and telephone number of principal executive offices)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES /X/ NO / /

 .

    There were 47,744,947 shares of Class A Common Stock, 20,743,233 shares of Class P Common Stock, 8,918,582 shares of Class T Common Stock and 8,918,582 of Class V Common Stock outstanding as of July 15, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                                          PAGE
                                                                                                                          ----
PART I--FINANCIAL INFORMATION:

Financial and Corporate Terms...........................................................................................    2
Financial Introduction..................................................................................................    4

  Item 1. Consolidated Financial Statements

  Condensed Consolidated Balance Sheets at June 30, 1998 and December 31, 1997..........................................    5

  Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997.............    6

  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997.......................    7

  Notes to the Condensed Consolidated Financial Statements..............................................................    8

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................   11

PART II--OTHER INFORMATION:

Item 4. Submission of Matters to a Vote of Security Holders.............................................................  II-1
Item 6. Exhibits and Reports on form 8-K................................................................................  II-1

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

    "Bank Facility" means the Company's credit agreement dated September 26, 1996, which provides for aggregate commitments of up to $600 million and imposes financial and other restrictions on the Company.

    "Broadcast Affiliates" means the O&Os and the Affiliated Stations.

    "Broadcast Cash Flow" means operating income before corporate charges, the special bonus award, depreciation and amortization.

    "Corporate Charges" means corporate costs that would be duplicated and therefore eliminated if the Company were acquired by another broadcasting company.

    "EBITDA" means earnings before interest, taxes, depreciation, amortization and the special bonus award.

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

PART I, ITEM 1

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                                       JUNE 30,     DECEMBER 31,
                                                                                                         1998           1997
                                                                                                      -----------   ------------
                                                                                                      (UNAUDITED)
                                                             ASSETS
Current assets:
  Cash and cash equivalents.........................................................................   $ 22,085       $ 10,660
  Short-term investment.............................................................................     --                 94
  Accounts receivable, less allowance for doubtful accounts of $9,217 in 1998 and $8,584 in 1997....    139,960        116,849
  Program rights....................................................................................      6,229          5,650
  Prepaid expenses and other........................................................................      7,806          5,501
                                                                                                      -----------   ------------
    Total current assets............................................................................    176,080        138,754
Property and equipment, less accumulated depreciation of $46,780 in 1998 and $37,518 in 1997........    133,085        123,853
Intangible assets, less accumulated amortization of $197,988 in 1998 and $176,274 in 1997...........    607,808        630,828
Deferred financing costs, less accumulated amortization of $2,812 in 1998 and $1,973 in 1997........      7,681          8,520
Deferred income taxes...............................................................................     60,439         53,046
Note receivable-Entravision.........................................................................     10,000         10,000
Investment in unconsolidated affiliate..............................................................        484         --
Other assets........................................................................................      2,955          2,754
                                                                                                      -----------   ------------
    Total assets....................................................................................   $998,532       $967,755
                                                                                                      -----------   ------------
                                                                                                      -----------   ------------

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..........................................................   $ 72,089       $ 74,632
  Accrued interest..................................................................................        913          1,164
  Accrued license fee...............................................................................      5,927          5,374
  Obligations for program rights....................................................................      6,809            894
  Current portion of long-term debt.................................................................     58,026         61,965
                                                                                                      -----------   ------------
    Total current liabilities.......................................................................    143,764        144,029

Long-term debt including accrued interest, net of current portion...................................    429,725        423,923
Capital lease obligations, net of current portion...................................................     35,505         36,907
Other long-term liabilities.........................................................................      3,946          4,547
                                                                                                      -----------   ------------
    Total liabilities...............................................................................    612,940        609,406
                                                                                                      -----------   ------------
Redeemable convertible 6% preferred stock, $.01 par value, with a conversion price of $16.34375 to
  Class A Common Stock (9,000 and 12,000 shares issued and outstanding at June 30, 1998 and December
  31, 1997, respectively)...........................................................................      9,090         12,120
                                                                                                      -----------   ------------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares authorized)....................................     --             --
  Common stock, $.01 par value (347,660,000 shares authorized; 86,315,344 and 85,299,360 shares
    issued including shares in treasury, at June 30, 1998 and December 31, 1997, respectively)......        863            853
  Paid-in-capital...................................................................................    382,842        332,328
  Retained earnings.................................................................................     10,199         13,048
                                                                                                      -----------   ------------
                                                                                                        393,904        346,229
  Less Common Stock held in treasury (464,051 shares at cost at June 30, 1998)......................    (17,402)        --
                                                                                                      -----------   ------------
    Total stockholders' equity......................................................................    376,502        346,229
                                                                                                      -----------   ------------
    Total liabilities and stockholders' equity......................................................   $998,532       $967,755
                                                                                                      -----------   ------------
                                                                                                      -----------   ------------

                  See notes to condensed financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                    -----------------------------  -----------------------------
                                                        1998            1997           1998            1997
                                                    -------------  --------------  -------------  --------------
Net revenues......................................  $     173,536  $      122,327  $     278,681  $      207,928
Direct operating expenses.........................         69,476          41,815        111,817          75,357
Selling, general and administrative
  expenses........................................         46,032          35,106         82,183          65,029
Depreciation and amortization.....................         15,872          14,304         31,432          28,052
                                                    -------------  --------------  -------------  --------------
Operating income..................................         42,156          31,102         53,249          39,490
Interest expense..................................          9,260          10,174         18,765          20,435
Amortization of deferred financing costs..........            419             418            839             792
Reversal of non-recurring expense of acquired
  station.........................................       --                (1,059)      --                (1,059)
Special bonus award...............................         42,608        --               42,608        --
Equity loss in unconsolidated affiliate...........            343        --                  343        --
                                                    -------------  --------------  -------------  --------------
Income (loss) before taxes........................        (10,474)         21,569         (9,306)         19,322
Benefit for income taxes..........................         (7,471)         (5,945)        (6,793)         (5,922)
                                                    -------------  --------------  -------------  --------------
Net income (loss).................................         (3,003)         27,514         (2,513)         25,244
Preferred stock dividends.........................           (156)           (180)          (336)           (202)
                                                    -------------  --------------  -------------  --------------
Net income (loss) available to common
  stockholders....................................  $      (3,159) $       27,334  $      (2,849) $       25,042
                                                    -------------  --------------  -------------  --------------
                                                    -------------  --------------  -------------  --------------
BASIC EARNINGS PER SHARE
Net income (loss) per share.......................  $       (0.04) $         0.32  $       (0.03) $         0.29
Less preferred stock dividends per share..........       --              --             --              --
                                                    -------------  --------------  -------------  --------------
Net income (loss) per share available to common
  stockholders....................................  $       (0.04) $         0.32  $       (0.03) $         0.29
                                                    -------------  --------------  -------------  --------------
                                                    -------------  --------------  -------------  --------------
Weighted average common shares outstanding........     85,828,141      85,224,360     85,769,731      85,224,360
                                                    -------------  --------------  -------------  --------------
                                                    -------------  --------------  -------------  --------------
DILUTED EARNINGS PER SHARE
Net income (loss)per share........................  $       (0.04) $         0.24  $       (0.03) $         0.22
Less preferred stock dividends per share..........       --              --             --              --
                                                    -------------  --------------  -------------  --------------
Net income (loss) per share available to common
  stockholders....................................  $       (0.04) $         0.24  $       (0.03) $         0.22
                                                    -------------  --------------  -------------  --------------
                                                    -------------  --------------  -------------  --------------
Weighted average common shares outstanding........     85,828,141     116,156,785     85,769,731     116,064,421
                                                    -------------  --------------  -------------  --------------
                                                    -------------  --------------  -------------  --------------

                  See notes to condensed financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               1998        1997
                                                                                            ----------  ----------
Net (loss) income.........................................................................  $   (2,513) $   25,244
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation..............................................................................       9,718       7,678
(Gain) loss on sale of fixed assets.......................................................           3        (197)
Equity loss on unconsolidated affiliate...................................................         343      --
Reversal of non-recurring expense of acquired station.....................................      --          (1,059)
Non-cash portion of special bonus award...................................................      27,609      --
Amortization of intangible assets and deferred financing costs............................      22,553      21,166
Changes in assets and liabilities:
  Accounts receivable.....................................................................     (23,111)     (8,203)
  Intangible assets.......................................................................      --           5,600
  Deferred taxes..........................................................................      (7,393)    (12,178)
  License fees payable....................................................................      35,200      27,123
  Payment of license fees.................................................................     (34,647)    (25,206)
  Program rights..........................................................................        (579)       (634)
  Prepaid expenses and other assets.......................................................      (2,506)      2,216
  Accounts payable and accrued liabilities................................................        (880)     (7,434)
  Accrued interest........................................................................       3,960       3,036
  Obligations for program rights..........................................................       5,915        (164)
  Other, net..............................................................................        (478)         50
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................      33,194      37,038
                                                                                            ----------  ----------
Cash flow from investing activities:
  Capital expenditures....................................................................     (18,432)    (13,690)
  Investment in unconsolidated subsidiary.................................................        (827)     --
  Acquisition of Sacramento...............................................................      --         (28,936)
  Proceeds from sale of fixed assets......................................................          12         298
  Organization costs......................................................................      --            (134)
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................     (19,247)    (42,462)
                                                                                            ----------  ----------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt................................................      63,000      59,000
  Payments of long-term debt..............................................................     (66,750)    (47,273)
  Exercise of options.....................................................................       1,547      --
  Exercise of warrants....................................................................          47      --
  Preferred stock dividends paid..........................................................        (366)        (81)
  Tax payments to Partners................................................................      --          (1,500)
  Deferred financing costs................................................................      --          (1,185)
                                                                                            ----------  ----------
Net cash (used in) provided by financing activities.......................................      (2,522)      8,961
                                                                                            ----------  ----------
Net increase in cash......................................................................      11,425       3,537
Cash and cash equivalents, beginning of year..............................................      10,660      11,588
                                                                                            ----------  ----------
Cash and cash equivalents, end of period..................................................  $   22,085  $   15,125
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Supplemental disclosure of cash flow information:
  Interest paid during the year...........................................................  $   14,865  $   17,531
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998
                                  (UNAUDITED)

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

    The Company recognized deferred taxes related to pre-acquisition net operating loss carryforwards of approximately $29,000,000. These deferred taxes were recorded and the acquisition goodwill was reduced by a corresponding amount.

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

    The acquisition of the minority interests of PTIH and the Network (which included the July 1, 1996, acquisition of Galavision) has been accounted for under the purchase method of accounting, and,

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

1. ORGANIZATION AND ACQUISITION (CONTINUED) accordingly, the Network's operating results have been included with the Company's since October 3, 1996. The total consideration paid in excess of the fair value of the net assets acquired related to the minority interests of PTIH and the Network was approximately $203,000,000. These intangible assets comprise approximately $115,000,000 attributable to affiliation agreements, approximately $79,000,000 attributable to the FCC television broadcast licenses and approximately $9,000,000 attributable to all other intangible assets.

    As of June 30, 1998, the Company owns and operates 12 Spanish-language full-power television stations serving New York, Los Angeles, Miami, San Antonio, San Francisco, Fresno, Dallas, Phoenix, Albuquerque, Sacramento, Houston and Chicago. It also owns and operates eight Spanish-language low-power television stations serving Hartford, Fort Worth, Philadelphia, Tucson, Austin, Santa Rosa, Albuquerque and Bakersfield and one English-language full-power television station in Bakersfield. The Company's Spanish-language television stations are affiliated with the Spanish-language television network owned and operated by the Network. The English-language station is affiliated with the United Paramount Network (UPN).

2. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments, and (b) certain derivative instruments imbedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

    Currently, the Company expects the impact of adopting SFAS 133 will be immaterial.

3. OPTIONS

    During the three months ended June 30, 1998, options were exercised for 18,000 shares of Class A Common Stock, resulting in an increase to Common Stock of $180 and to Paid-in-capital of $370,000, which included a tax benefit associated with the transactions of $163,000.

4. SPECIAL BONUS AWARD

    On May 13, 1998, the Board of Directors of Univision Communications Inc. adopted the Univision Communications Inc. 1998 Stock Bonus Plan and vested the Compensation Committee of the Company with the authority to select employees to receive awards and to determine the value of the awards granted to the selected employees. On May 13, 1998, a major stockholder contributed 1,354,665 shares of Class P Common Stock to the Company. In accordance with the Company's Certificate of Incorporation, the

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

4. SPECIAL BONUS AWARD (CONTINUED)
shares were automatically converted to Class A Common Stock and placed in the Company's treasury. The Compensation Committee met on May 26, 1998 and selected all the recipients of the awards. The awards authorized by the 1998 Stock Bonus Plan consist of a stock bonus and required tax withholdings. The Plan authorized a total of 890,614 shares of Class A Common Stock, par value $.01 per share, of the Company for issuance and delivery as Stock Bonuses. On May 27, 1998, 890,614 of the Class A Common Stock treasury shares were granted to the selected employees and 464,051 Class A Common Shares remained in the Company's treasury. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings of $14,999,000, an increase in Paid-in-capital of $45,011,000 and treasury stock with a balance of $17,402,000. In 1998, the Company expects to receive a cash tax benefit related to the 1998 Stock Bonus Plan of approximately $14,000,000.

5. STATION DISPOSITION

    On June 15, 1998, the Company entered into a non-binding letter of intent with Entravision for the sale of the FCC broadcast license and all the assets of station KLUZ, Channel 41, Albuquerque, New Mexico. Under the terms of the letter of intent, the Company will receive as consideration $1,000,000 in cash or a promissory note and an option to acquire an additional 2% equity interest in Entravision. Upon completion of this transaction, the Company will have an option to acquire an approximate 27% equity interest in Entravision.

6. PREFERRED STOCK

    During the three months ended June 30, 1998, 3,000 redeemable convertible 6% preferred stock shares were converted into 183,556 shares of Class A Common Stock, resulting in an increase to Common Stock of $1,836 and to Paid-in-capital of $2,998,164.

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

SIX MONTHS ENDED JUNE 30, 1998 ("1998") COMPARED TO SIX MONTHS ENDED JUNE 30,
  1997 ("1997")

    REVENUES. Net revenues increased to $278,681,000 in 1998 from $207,928,000 in 1997, an increase of $70,753,000 or 34.0%. The Network accounted for $35,029,000 or 49.5% of the increase, and the O&Os and Galavision accounted for $34,518,000 or 48.8% and $1,206,000 or 1.7%, respectively. The O&Os' increase, which was due to an increase of approximately 11% in the number of spots sold and a 10% increase in the price for advertising spots, was primarily derived from Los Angeles, New York, Miami and Houston, with additional increases at all other O&Os except for San Antonio. The Network's increase is due primarily to an increase of approximately 53% in the average price of advertising spots, offset in part by a decrease in volume of approximately 8%. The large price increase over last year was due in part to the rates for advertising spots in the 1998 World Cup Games. Excluding the World Cup, average prices increased by 38%.

    EXPENSES. Direct operating expenses, which include corporate charges of $152,000 and $121,000 in 1998 and 1997, respectively, increased to $111,817,000 in 1998 from $75,357,000 in 1997, an increase of $36,460,000 or 48.4%. The increase is due primarily to World Cup costs of $21,484,000 and higher license fees paid or payable to Televisa and Venevision of $8,091,000. As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.6% in 1998. In 1998, the morning show, DESPIERTA AMERICA, which began airing mid-April 1997, accounted for approximately $935,000 of the total increase in programming costs over 1997. In addition, programming costs increased by approximately $1,300,000 due to the introduction of new children's programming, timing of special events programming, and the development of other entertainment programming. The remainder of the increase is primarily due to higher technical and news costs of $3,269,000, which includes $410,000 from the acquisitions of the Sacramento station in March 1997 and the Bakersfield station in October 1997. As a percentage of net revenues, direct operating expenses increased from 36.2% in 1997 to 40.1% in 1998.

    Selling, general and administrative expenses, which include corporate charges of $5,683,000 and $5,193,000 in 1998 and 1997, respectively, increased to $82,183,000 in 1998 from $65,029,000 in 1997, an increase of $17,154,000 or
26.4%. The acquisitions in Sacramento and Bakersfield accounted for $1,636,000 of the increase. The remaining increases are due in large part to increased selling costs of $5,102,000, associated with increased sales, staff levels and compensation costs, and increased research costs of $2,150,000, all of which are consistent with the Company's strategy of investing in sales management and research. The Company also had increased costs of approximately $1,027,000 associated with the renewal of its Nielsen contracts, approximately $1,198,000 related to its retirement savings plan due to an increase in the Company's matching contribution and increased promotional costs of $1,195,000 primarily related to increased advertising. As a percentage of net revenues, selling, general and administrative expenses decreased from 31.3% in 1997 to 29.5% in 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $31,432,000 in 1998 from $28,052,000 in 1997, an increase of $3,380,000 or
12.0%. The increase is due primarily to an increase in depreciation related to increased capital expenditures.

    OPERATING INCOME. As a result of the above factors, operating income increased to $53,249,000 in 1998 from $39,490,000 in 1997, an increase of $13,759,000 or 34.8%. As a percentage of net revenues, operating income increased from 19.0% in 1997 to 19.1% in 1998.

    INTEREST EXPENSE. Interest expense decreased to $18,765,000 in 1998 from $20,435,000 in 1997, a decrease of $1,670,000 or 8.2%. The decrease is due primarily to lower bank borrowings during 1998 as compared to 1997.

    SPECIAL BONUS AWARD. On May 13, 1998 a major stockholder contributed 1,354,665 shares of Class P Common Stock to the Company, which were converted to Class A Common Shares and placed in the Company's treasury. On May 27, 1998, under the Univision Communications Inc. 1998 Stock Bonus Plan, the Company granted 890,614 shares of Class A Common Stock to selected employees. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings of $14,999,000, as well as an increase to paid-in-capital of $45,011,000. The Company has remitted the $14,999,000 of tax withholding and expects to receive a cash income tax benefit of approximately $14,000,000. The net income effect on the three and six months ended June 30, 1998 was $16,500,000, net of both the $14,000,000 related tax benefit and a $12,108,000 reduction in the tax provision due to an increased effective tax rate resulting from this reduction in pre-tax income. The Company has retained the remaining 464,051 shares, with a book value of $17,402,000, in its treasury. Consistent with broadcast industry reporting, broadcast cash flow and EBITDA exclude the total amount of this special bonus award of $42,608,000.

    PROVISION FOR INCOME TAXES. In 1998, the Company reported an income tax benefit of $6,793,000. Excluding the impact of the special bonus award, the Company would have reported an income tax provision of $19,315,000 in 1998. In 1997, the Company reported an income tax benefit of $5,922,000. Excluding a non-recurring tax benefit of $17,032,000, the Company would have reported an income tax provision of $11,110,000 in 1997.

    NET INCOME (LOSS). As a result of the above factors, 1998 resulted in a net loss of $2,513,000 compared to net income of $25,244,000 in 1997, a decrease of $27,757,000. On a comparable basis, excluding the special bonus award from 1998 and adjusting 1997 for the impact of the non-recurring tax benefit, net income would have increased by 70.3% to $13,987,000 in 1998 from $8,212,000 in 1997.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $90,516,000 in 1998 from $72,856,000 in 1997, an increase of $17,660,000 or 24.2%. As a percentage of net revenues, broadcast cash flow decreased from 35.0% in 1997 to 32.5% in 1998.

    As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.6% in 1998. Had the revised license fee been in effect in 1997, the license fee would have increased by $3,218,000 and broadcast cash flow would have been $69,638,000 in 1997. On a year-to-year basis, broadcast cash flow would have increased by $20,878,000 or 30.0%, from $69,638,000 in 1997 to $90,516,000 in 1998. As a percentage of net revenues, broadcast cash flow would have decreased from 33.5% in 1997 to 32.5% in 1998.

    CORPORATE CHARGES. Corporate charges increased to $5,835,000 in 1998 from $5,314,000 in 1997, an increase of $521,000 or 9.8%. The increase is primarily due to costs associated with salary and benefits. As a percentage of net revenues, corporate charges decreased from 2.6% in 1997 to 2.1% in 1998.

    EBITDA.  EBITDA increased to $84,681,000 in 1998 from $67,542,000 in 1997, an increase of $17,139,000 or 25.4%. As a percentage of net revenues, EBITDA decreased from 32.5% in 1997 to 30.4% in 1998.

    As explained in BROADCAST CASH FLOW, had the revised license fee been in effect in 1997, the license fee would have increased by $3,218,000 and EBITDA would have been $64,324,000 in 1997. Thus, EBITDA would have increased by $20,357,000 or 31.6%, from $64,324,000 in 1997 to $84,681,000 in 1998. As a percentage of net revenues, EBITDA would have decreased from 30.9% in 1997 to 30.4% in 1998.

THREE MONTHS ENDED JUNE 30, 1998 ("1998") COMPARED TO THREE MONTHS ENDED JUNE
  30, 1997 ("1997")

    REVENUES. Net revenues increased to $173,536,000 in 1998 from $122,327,000 in 1997, an increase of $51,209,000 or 41.9%. The Network accounted for $25,946,000 or 50.7% of the increase, and the O&Os and Galavision accounted for $24,828,000 or 48.5% and $435,000 or .8%, respectively. The O&Os' increase, which was due to an increase of approximately 9% in the number of spots sold and a 14% increase in the price for advertising spots, was primarily derived from Los Angeles, Miami, Houston and San Francisco, with additional increases at all other O&Os except for San Antonio. The Network's increase is due primarily to an increase of approximately 70% in the average price of advertising spots, offset in part by a decrease in volume of approximately 7%. The large price increase over last year was due in part to the rates for advertising spots in the 1998 World Cup Games. Excluding the World Cup, average prices increased by 40%.

    EXPENSES. Direct operating expenses, which include corporate charges of $69,000 and $51,000 in 1998 and 1997, respectively, increased to $69,476,000 in
1998 from $41,815,000 in 1997, an increase of $27,661,000 or 66.2%. The increase is due primarily to World Cup costs of $21,484,000 and higher license fees paid or payable to Televisa and Venevision of $4,183,000. As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.6% in 1998. In addition, programming costs increased by approximately $500,000 due to the introduction of new children's programming and the development of other entertainment programming. The remainder of the increase is primarily due to higher technical and news costs of $1,569,000, which includes $66,000 from the acquisition of the Bakersfield station in October 1997, offset in part by lower non-World Cup sports programming costs of $241,000. As a percentage of net revenues, direct operating expenses increased from 34.2% in 1997 to 40.0% in 1998.

    Selling, general and administrative expenses, which include corporate charges of $3,124,000 and $3,002,000 in 1998 and 1997, respectively, increased to $46,032,000 in 1998 from $35,106,000 in 1997, an increase of $10,926,000 or
31.1%. The acquisitions of Bakersfield accounted for $327,000 of the increase. The remaining increases are due in large part to increased selling costs of $3,506,000, associated with increased sales, staff levels and compensation costs, and increased research costs of $1,174,000, all of which are consistent with the Company's strategy of investing in sales management and research. The Company also had increased costs of approximately $514,000 associated with the renewal of its Nielsen contracts, approximately $592,000 related to its retirement savings plan due to an increase in the Company's matching contribution and increased promotional costs of $1,034,000 primarily related to increased advertising. As a percentage of net revenues, selling, general and administrative expenses decreased from 28.7% in 1997 to 26.5% in 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $15,872,000 in 1998 from $14,304,000 in 1997, an increase of $1,568,000 or
11.0%. The increase is due primarily to an increase in depreciation related to increased capital expenditures.

    OPERATING INCOME. As a result of the above factors, operating income increased to $42,156,000 in 1998 from $31,102,000 in 1997, an increase of $11,054,000 or 35.5%. As a percentage of net revenues, operating income decreased from 25.4% in 1997 to 24.3% in 1998.

    INTEREST EXPENSE. Interest expense decreased to $9,260,000 in 1998 from $10,174,000 in 1997, a decrease of $914,000 or 9.0%. The decrease is due primarily to lower bank borrowings during 1998 as compared to 1997.

    SPECIAL BONUS AWARD. On May 13, 1998 a major stockholder contributed 1,354,665 shares of Class P Common Stock to the Company, which were converted to Class A Common Shares and placed in the Company's treasury. On May 27, 1998, under the Univision Communications Inc. 1998 Stock Bonus Plan, the Company granted 890,614 shares of Class A Common Stock to selected employees. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings of $14,999,000, as well as an increase to paid-in-capital of $45,011,000. The Company has remitted the $14,999,000 of tax withholding and expects to receive a cash income tax benefit of approximately $14,000,000. The net income effect on the three and six months ended June 30, 1998 was $16,500,000, net of both the $14,000,000 related tax benefit and a $12,108,000 reduction in the tax provision due to an increased effective tax rate resulting from this reduction in pre-tax income. The Company has retained the remaining 464,051 shares, with a book value of $17,402,000, in its treasury. Consistent with broadcast industry reporting, broadcast cash flow and EBITDA exclude the total amount of this special bonus award of $42,608,000.

    PROVISION FOR INCOME TAXES. In 1998, the Company reported an income tax benefit of $7,471,000. Excluding the impact of the special bonus award, the Company would have reported an income tax provision of $18,637,000 in 1998. In 1997, the Company reported an income tax benefit of $5,945,000. Excluding a non-recurring tax benefit of $18,347,000, the Company would have reported an income tax provision of $12,402,000 in 1997.

    NET INCOME (LOSS). As a result of the above factors, 1998 resulted in a net loss of $3,003,000 compared to net income of $27,514,000 in 1997, a decrease of $30,517,000. On a comparable basis, excluding the special bonus award from 1998 and adjusting 1997 for the impact of the non-recurring tax benefit, net income would have increased by 47.2% to $13,497,000 in 1998 from $9,167,000 in 1997.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $61,221,000 in 1998 from $48,459,000 in 1997, an increase of $12,762,000 or 26.3%. As a percentage of net revenues, broadcast cash flow decreased from 39.6% in 1997 to 35.3% in 1998.

    As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.6% in 1998. Had the revised license fee been in effect in 1997, the license fee would have increased by $1,839,000 and broadcast cash flow would have been $46,620,000 in 1997. On a year-to-year basis, broadcast cash flow would have increased by $14,601,000 or 31.3%, from $46,620,000 in 1997 to $61,221,000 in 1998. As a percentage of net revenues, broadcast cash flow would have decreased from 38.1% in 1997 to 35.3% in 1998.

    CORPORATE CHARGES. Corporate charges increased to $3,193,000 in 1998 from $3,053,000 in 1997, an increase of $140,000 or 4.6%. The increase is primarily due to costs associated with salary and benefits. As a percentage of net revenues, corporate charges decreased from 2.5% in 1997 to 1.8% in 1998.

    EBITDA.  EBITDA increased to $58,028,000 in 1998 from $45,406,000 in 1997, an increase of $12,622,000 or 27.8%. As a percentage of net revenues, EBITDA decreased from 37.1% in 1997 to 33.4% in 1998.

    As explained in Broadcast Cash Flow, had the revised license fee been in effect in 1997, the license fee would have increased by $1,839,000 and EBITDA would have been $43,567,000 in 1997. Thus, EBITDA would have increased by $14,461,000 or 33.2%, from $43,567,000 in 1997 to $58,028,000 in 1998. As a percentage of net revenues, EBITDA would have decreased from 35.6% in 1997 to 33.4% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include those of UTG, the Network and Galavision, totaled $18,432,000 through June 30, 1998 and $13,690,000 through June 30, 1997. These amounts exclude the capitalized transponder lease obligations of the Network. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of upgrading and relocating several of its television station facilities. In conjunction with the Company's new non-NOVELA production agreement with Televisa, the Network has begun an expansion of its production facilities. Furthermore, during the next few years, the Company also will make an investment in digital technology. The amount of this investment has not been quantified, as the Company is in the process of determining the options available to it. Capital spending in 1998, including a carryover from 1997 of approximately $9,000,000 due to timing of certain projects, will approximate $45,000,000. Capital spending in 1999, 2000 and 2001 is expected to approximate $25,000,000 per annum.

    At June 30, 1998, the Bank Facility consisted of a $325,500,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $200,000,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date. At June 30, 1998, the Company had approximately $363,000,000 available to borrow through a combination of its Revolving Credit and Incremental Facilities.

    The Bank Facility permits the lenders thereunder to advance up to an additional $250,000,000 of term loans (the "Incremental Facility"), although the Company has not requested and there are no commitments at this time to lend any such additional amounts.

    The Term Facility amortizes quarterly, with $49,000,000 required to be repaid during 1998. Through the six months ended June 30, 1998, the Company has paid $24,500,000. In addition, in the first quarter of 1998, the Company made a $10,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1997 operating results. The payment was funded by an increase in the Revolving Credit Facility and subsequently repaid within the quarter with cash from operations. The Revolving Credit Facility has quarterly scheduled reductions in availability beginning in 1999. If any loans are made available under the Incremental Facility, such loans will be amortized beginning on March 31, 1999, and are required to be repaid in full on or before August 31, 2004.

    Loans made under the Bank Facility bear interest rates, which include interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. Furthermore, there are no interest rate margins applicable to prime rate loans. At June 30, 1998, the interest rate applicable to the Company's Eurodollar loans was approximately 6.00%, which includes an interest rate margin cost of 0.35%. The interest rate applicable to all prime rate loans was 8.50%.

    In November 1996 the Company entered into interest rate cap agreements to reduce the impact of changes in interest rates on its Term Facility. The Company has two interest rate cap agreements with commercial banks that terminate in November 1998, covering a total notional principal amount of $220,000,000 of its Term Facility. The agreements effectively limit the Company's Eurodollar interest rate exposure to 7% on $220,000,000 of the Term Facility. The fee for the interest rate protection agreements of $462,000 was capitalized as a deferred financing cost and is being amortized over two years, the period of the instruments, on a straight-line basis.

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

    As a result of net operating loss carryforwards attributable to the Acquisition, net operating losses since the Acquisition, tax consequences of the Reorganization, other timing differences and subsequent book taxable income, the Company has available a deferred tax asset of approximately $60,400,000 to offset future taxes payable arising from operations. In addition, at June 30, 1998, the Company had approximately $499,900,000 of net remaining intangible assets that will be expensed over the next 20 years for financial reporting purposes and will not be deductible for tax purposes.

    The Company acquired the Spanish-language broadcast rights in the U.S. to all 64 of the 1998 World Cup Soccer Championship Games from a Televisa subsidiary. The terms call for a fixed payment of $25,000,000 in total, to be paid in four equal installments in May and June 1998, which have been paid, and in August and September 1998. In addition to these payments and consistent with past coverage of the World Cup Games, the Company was responsible for all costs associated with advertising, promotion and broadcast of the World Cup Games, as well as the production of certain television programming related to the games. The funds for these future payments are expected to come from income from operations and/or borrowings from existing bank facilities.

    The Company and Televisa reached an agreement to each produce three thirteen-week new non-NOVELA programs. Both Univision and Televisa are required to use commercially reasonable efforts to complete the production of their respective three programs so that such programs are available to commence airing no later than October 31, 1998. No assurance can be given that either the Univision or the Televisa programs will be available, or if available, will be successful.

    On March 27, 1998, the Company entered into a joint venture with the Home Shopping Network Capital LLC to form the Home Shopping Network En Espanol LLC. The joint venture has created a live Spanish-language television shopping service intended for distribution in the United States, Latin America, Portugal and Spain. On March 30, 1998, the Home Shopping Network En Espanol LLC began broadcasting three hours of programming, seven days a week on Galavision, the Company's Spanish-language cable network. Under the terms of the agreement, the Home Shopping Network Capital LLC and the Company have an approximate equal interest in the joint venture. The annual capital contributions estimated to be required to be made by each party under the agreement are $1,600,000 in 1998, $2,300,000 in 1999 and $1,900,000 in 2000, with a maximum capital contribution limit of $6,000,000 over a five-year period. The Company accounts for its investment in the Home Shopping Network En Espanol LLC under the equity method. No assurance can be given that the joint venture will be successful.

    Through its Year 2000 Project Office, the Company continues to review and evaluate the Year 2000 issue as it relates to its internal computer and electronic systems and third party computer and electronic systems as well as those of its vendors. The Company expects to incur internal staff costs as well as consulting and other expenses related to these issues. In addition, the appropriate course of action may include replacement or an upgrade to certain systems or equipment that would be capitalized and depreciated accordingly.

    The Year 2000 Project Office is cooperating with the Company's vendors and Broadcast Affiliates who are at various stages in analyzing this issue. There can be no assurance that the systems of other companies, on which the Company relies or interfaces with, will also be timely converted. The Company will continue to evaluate the appropriate courses of corrective action needed. There can be no assurance that the Year 2000 issues will be resolved in 1998 or 1999. If not resolved, this issue could have a significant adverse impact on the Company's operations.

    Because of the United Auto Workers strike against General Motors, which began in June 1998, General Motors cancelled its advertising with Univision as well as with other media. Although this has not had a material adverse effect on the Company's results of operations to date and the strike has been settled, there can be no assurance that General Motors will resume advertising in the near future, and the continuing loss of General Motors could have a material adverse effect on the Company's results of operations.

SEASONALITY

    The advertising revenues of the Company vary over the calendar year. Historically, approximately 30% of total advertising revenues have been generated in the fourth quarter and 20% in the first quarter, with the remainder split approximately equally between the second and third quarters, exclusive of special programming such as the 1998 World Cup games. Because of the relatively fixed nature of the costs of the Company's business, seasonal variations in operating income are more pronounced than those of revenues.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders was held on May 13, 1998 at which all eight Directors were reelected to the Board, each of the alternate Class T Director and Class V Director was reelected, the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year 1998 was ratified and the Restated Certificate of Incorporation was amended to increase the number of authorized shares of Class A Common Stock from 150,000,000 to 300,000,000. No other matters were presented at the meeting. The number of shares of the Company's Class A, Class P, Class T, Class V and Series A Cumulative Convertible Preferred Stock ("Series A") present at the meeting, by proxy or in person, collectively represented 96% of the voting interest of all shares of the aforementioned classes of stock outstanding and eligible to vote at the Annual Meeting.

    The holders of the Class A, Class P and Series A stock reelected all six Class A/P Directors as follows:

                                                                                       VOTES
NOMINEES                                                                VOTES FOR    WITHHELD
--------------------------------------------------------------------  -------------  ---------
A. Jerrold Perenchio................................................    256,107,615    369,793
Henry Cisneros......................................................    256,084,349    393,059
Harold Gaba.........................................................    256,112,095    365,313
Alan F. Horn........................................................    256,112,944    364,464
John G. Perenchio...................................................    256,096,561    380,847
Ray Rodriguez.......................................................    256,096,779    380,629

    The holders of the Class T stock reelected the Class T Director and his alternate, and all 8,918,582 shares of Class T stock present at the meeting were voted for their reelection. The holders of the Class V reelected the Class V Director and his alternate, and all 8,918,582 shares of Class V stock present at the meeting were voted for their reelection.

    The votes cast by the holders of Class A, Class P, Series A, Class T and Class V for the ratification of the appointment of Arthur Andersen LLP as the Company's auditors were as follows: 274,294,871 for, 8,861 withheld and 10,840 abstained.

    The Class A votes cast to amend the Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 150,000,000 to 300,000,000 were as follows: 35,092,869 for, 363,153 withheld and
30,406 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
        3.1 Certificate of Amendment of Restated Certificate of Incorporation of the Company
       10.1 Co-Production Agreement between the Company and Televisa
       11.0 Computation of Basic and Diluted Earnings Per Share
       23.1 Consents of experts and counsel
       27.1 Financial Data Schedule

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

July 30, 1998
Los Angeles, California