Form 10-Q
period 1998-09-30
UNIVISION COMMUNICATIONS INC
filed 1998-11-12
CIK 1017008

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1998       COMMISSION FILE NUMBER: 001-12223

                         UNIVISION COMMUNICATIONS INC.

             (Exact Name of Registrant as specified in its charter)

                  DELAWARE                           NO. 95-4398884
          (State of incorporation)            (IRS Employer Identification)

                         UNIVISION COMMUNICATIONS INC.
                      1999 AVENUE OF THE STARS, SUITE 3050
                         LOS ANGELES, CALIFORNIA 90067
                              TEL: (310) 556-7676
         (address and telephone number of principal executive offices)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

There were 59,398,185 shares of Class A Common Stock, 20,691,661 shares of Class P Common Stock, 5,742 shares of Class T Common Stock and 8,918,582 of Class V Common Stock outstanding as of October 20, 1998.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                             PAGE
PART I--FINANCIAL INFORMATION:
  Financial and Corporate Terms..........................................................................          2

  Financial Introduction.................................................................................          4

    Item 1. Consolidated Financial Statements

    Condensed Consolidated Balance Sheets at September 30, 1998 and December 31, 1997....................          5

    Condensed Consolidated Statements of Operations for the three and nine months ended September 30,
     1998 and 1997.......................................................................................          6

    Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and
     1997................................................................................................          7

    Notes to Condensed Consolidated Financial Statements.................................................          8

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........         11

PART II - OTHER INFORMATION:

    Item 6. Exhibits and Reports on Form 8-K.............................................................       II-1

PART I

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                         FINANCIAL AND CORPORATE TERMS

    The following terms are used in this report to refer to the companies and operations indicated:

    "Affiliated Stations" means the 10 full-power and 18 low-power television stations with which the Company has Affiliation Agreements.

    "Affiliation Agreements" means the affiliation agreements between the Company and each Affiliated Station and Cable Affiliate.

    "Bank Facility" means the Company's credit agreement dated September 26, 1996, as amended, which provides for aggregate commitments of up to $600 million and imposes financial and other restrictions on the Company.

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

PART I, ITEM 1

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                                                 DECEMBER 31,
                                                                                                                     1997
                                                                                                  SEPTEMBER 30,  ------------
                                                                                                      1998
                                                                                                  -------------
                                                                                                   (UNAUDITED)
                                                           ASSETS
Current assets:
  Cash and cash equivalents.....................................................................   $    18,198    $   10,660
  Short-term investment.........................................................................       --                 94
  Accounts receivable, less allowance for doubtful accounts of $8,704 in 1998 and $8,584 in
    1997........................................................................................       102,700       116,849
  Program rights................................................................................        16,505         5,650
  Prepaid expenses and other....................................................................         9,169         5,501
                                                                                                  -------------  ------------
    Total current assets........................................................................       146,572       138,754
  Property and equipment, less accumulated depreciation of $51,698 in 1998 and $37,518 in 1997..       138,804       123,853
  Intangible assets, less accumulated amortization of $208,843 in 1998 and $176,274 in 1997.....       597,353       630,828
  Deferred financing costs, less accumulated amortization of $3,231 in 1998 and $1,973 in 1997..         7,262         8,520
  Deferred income taxes.........................................................................        46,679        53,046
  Note receivable-Entravision...................................................................        10,000        10,000
  Investment in unconsolidated affiliate........................................................           249        --
  Other assets..................................................................................         3,195         2,754
                                                                                                  -------------  ------------
    Total assets................................................................................   $   950,114    $  967,755
                                                                                                  -------------  ------------
                                                                                                  -------------  ------------

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities......................................................   $    70,170    $   74,632
  Accrued interest..............................................................................           650         1,164
  Accrued license fee...........................................................................         7,388         5,374
  Obligations for program rights................................................................           764           894
  Current portion of long-term debt.............................................................        62,107        61,965
                                                                                                  -------------  ------------
Total current liabilities.......................................................................       141,079       144,029
Long-term debt including accrued interest, net of current portion...............................       377,501       423,923
Capital lease obligations, net of current portion...............................................        34,778        36,907
Other long-term liabilities.....................................................................         3,968         4,547
                                                                                                  -------------  ------------
  Total liabilities.............................................................................       557,326       609,406
                                                                                                  -------------  ------------
Redeemable convertible 6% preferred stock, $.01 par value, with a conversion price of $16.34375 to Class A common stock (9,000 and 12,000 shares issued and outstanding at September 30, 1998
  and December 31, 1997, respectively)..........................................................         9,090        12,120
                                                                                                  -------------  ------------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares authorized)................................       --             --
  Common stock, $.01 par value (492,000,000 shares authorized; 86,427,010 and 85,299,360 shares issued including shares in treasury, at September 30, 1998 and December 31, 1997,
    respectively)...............................................................................           864           853
  Paid-in-capital...............................................................................       385,202       332,328
  Retained earnings.............................................................................        15,034        13,048
                                                                                                  -------------  ------------
                                                                                                       401,100       346,229
  Less common stock held in treasury (464,051 shares at cost at September 30, 1998).............       (17,402)       --
                                                                                                  -------------  ------------
    Total stockholders' equity..................................................................       383,698       346,229
                                                                                                  -------------  ------------
    Total liabilities and stockholders' equity..................................................   $   950,114    $  967,755
                                                                                                  -------------  ------------
                                                                                                  -------------  ------------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED SEPTEMBER  NINE MONTHS ENDED SEPTEMBER
                                                                  30,                           30,
                                                      ----------------------------  ----------------------------
                                                          1998           1997           1998           1997
                                                      -------------  -------------  -------------  -------------
Net revenues........................................  $     138,946  $     113,940  $     417,627  $     321,868
Direct operating expenses...........................         53,387         39,368        165,204        114,725
Selling, general and administrative expenses........         38,421         33,575        120,604         98,604
Depreciation and amortization.......................         15,850         14,413         47,282         42,465
                                                      -------------  -------------  -------------  -------------
Operating income....................................         31,288         26,584         84,537         66,074
Interest expense....................................          9,038          9,966         27,803         30,401
Amortization of deferred financing costs............            419            419          1,258          1,211
Reversal of non-recurring expense of acquired
  station...........................................       --             --             --               (1,059)
Special bonus award.................................       --             --               42,608       --
Equity loss in unconsolidated affiliate.............            239       --                  582       --
                                                      -------------  -------------  -------------  -------------
Income before taxes.................................         21,592         16,199         12,286         35,521
Provision (benefit) for income taxes................         16,622         (8,928)         9,829        (14,850)
                                                      -------------  -------------  -------------  -------------
Net income..........................................          4,970         25,127          2,457         50,371
Preferred stock dividends...........................           (135)          (179)          (471)          (381)
                                                      -------------  -------------  -------------  -------------
Net income available to common stockholders.........  $       4,835  $      24,948  $       1,986  $      49,990
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
BASIC EARNINGS PER SHARE
Net income per share................................  $        0.06  $        0.29  $        0.03  $        0.59
Less preferred stock dividends per share............       --             --                (0.01)      --
                                                      -------------  -------------  -------------  -------------
Net income per share available to common
  stockholders......................................  $        0.06  $        0.29  $        0.02  $        0.59
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Weighted average common shares outstanding..........     85,919,807     85,226,968     85,820,306     85,225,240
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
DILUTED EARNINGS PER SHARE
Net income per share................................  $        0.04  $        0.21  $        0.02  $        0.43
Less preferred stock dividends per share............       --             --             --             --
                                                      -------------  -------------  -------------  -------------
Net income per share available to common
  stockholders......................................  $        0.04  $        0.21  $        0.02  $        0.43
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Weighted average common shares outstanding..........    115,985,643    116,876,373    116,256,420    116,335,081
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                1998       1997
                                                                                              ---------  ---------
Net income..................................................................................  $   2,457  $  50,371
Adjustments to reconcile net income to net cash from operating activities:
Depreciation................................................................................     14,713     11,770
(Gain) loss on sale of fixed assets.........................................................         78       (202)
Equity loss on unconsolidated affiliate.....................................................        582     --
Reversal of non-recurring expense of acquired station.......................................     --         (1,059)
Non-cash portion of special bonus award.....................................................     27,609     --
Amortization of intangible assets and deferred financing costs..............................     33,827     31,906
Changes in assets and liabilities:
  Accounts receivable.......................................................................     14,149     (2,967)
  Intangible assets.........................................................................       (399)     5,600
  Deferred taxes............................................................................      6,367    (21,692)
  License fees payable......................................................................     54,115     42,080
  Payment of license fees...................................................................    (52,101)   (41,411)
  Program rights............................................................................    (10,855)    (1,376)
  Prepaid expenses and other assets.........................................................     (4,109)     1,715
  Accounts payable and accrued liabilities..................................................     (1,804)    (2,920)
  Accrued interest..........................................................................      5,802      6,052
  Obligations for program rights............................................................       (130)    --
  Other, net................................................................................       (457)        49
                                                                                              ---------  ---------
Net cash provided by operating activities...................................................     89,844     77,916
                                                                                              ---------  ---------
Cash flow from investing activities:
  Capital expenditures......................................................................    (29,280)   (21,711)
  Investment in unconsolidated subsidiary...................................................       (831)    --
  Acquisition of Sacramento.................................................................     --        (28,936)
  Proceeds from sale of fixed assets........................................................         72        318
  Organization costs........................................................................     --           (244)
                                                                                              ---------  ---------
Net cash used in investing activities.......................................................    (30,039)   (50,573)
                                                                                              ---------  ---------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt..................................................     80,000     64,000
  Payments of long-term debt................................................................   (134,725)   (78,927)
  Exercise of options.......................................................................      2,912        230
  Exercise of warrants......................................................................         47     --
  Preferred stock dividends paid............................................................       (501)      (261)
  Tax payments to Partners..................................................................     --         (1,500)
  Deferred financing costs..................................................................     --         (1,192)
                                                                                              ---------  ---------
Net cash used in financing activities.......................................................    (52,267)   (17,650)
                                                                                              ---------  ---------
Net increase in cash........................................................................      7,538      9,693
Cash and cash equivalents, beginning of year................................................     10,660     11,588
                                                                                              ---------  ---------
Cash and cash equivalents, end of period....................................................  $  18,198  $  21,281
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Supplemental disclosure of cash flow information:
  Interest paid during the period...........................................................  $  21,944  $  24,557
                                                                                              ---------  ---------
                                                                                              ---------  ---------

           See notes to condendsed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

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

    PCI and its subsidiaries had no operations prior to the 1992 acquisition of the station group by the Principal Stockholders for approximately $489,000,000, including approximately $11,000,000 of acquisition costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at the fair values at the date of the acquisition. In addition to current assets and liabilities, the purchase price was allocated principally to property and equipment of approximately $22,000,000 and intangible assets of approximately $473,000,000. These intangible assets are comprised of approximately $270,000,000 attributable to affiliation agreements, approximately $156,500,000 attributable to FCC television broadcast licenses and approximately $46,500,000 attributable to all other intangible assets including goodwill. Two additional stations in Chicago and Houston, were acquired during 1994 for an aggregate purchase price of $67,000,000, resulting in additional intangible assets of approximately $64,000,000. A third station, located in Sacramento, California, was acquired in March 1997 for a purchase price of approximately $40,200,000, resulting in intangible assets of approximately $39,000,000. A fourth station, located in Bakersfield, California, which broadcasts in English, was acquired in October 1997 for a purchase price of approximately $14,000,000, principally all of which has been allocated to intangible assets pending the completion of an independent appraisal.

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

    Effective with the close of business on October 2, 1996, as part of the Offering and Reorganization, PTIH became a wholly owned subsidiary of the Company. PTI was merged with and into PTIH. The Company and one of the Company's subsidiaries acquired The Univision Network Holding Limited Partnership ("UNHP") and the Network, which had existing intangible assets of approximately

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

1. ORGANIZATION AND ACQUISITION (CONTINUED)
$23,000,000. In addition, Galavisin recorded $15,000,000 of intangible assets as a result of its acquisition by the Network on June 30, 1996.

    The acquisition of the minority interests of PTIH and the Network (which included the July 1, 1996, acquisition of Galavision) has been accounted for under the purchase method of accounting, and, accordingly, the Network's operating results have been included with the Company's since October 3, 1996. The total consideration paid in excess of the fair value of the net assets acquired related to the minority interests of PTIH and the Network was approximately $203,000,000. These intangible assets are comprised of approximately $115,000,000 attributable to affiliation agreements, approximately $79,000,000 attributable to the FCC television broadcast licenses and approximately $9,000,000 attributable to all other intangible assets.

    As of September 30, 1998, the Company owns and operates 12 Spanish-language full-power television stations serving New York, Los Angeles, Miami, San Antonio, San Francisco, Fresno, Dallas, Phoenix, Albuquerque, Sacramento, Houston and Chicago and one English-language full-power television station in Bakersfield. It also owns and operates eight Spanish-language low-power television stations serving Hartford, Fort Worth, Philadelphia, Tucson, Austin, Santa Rosa, Albuquerque and Bakersfield. The Company's Spanish-language television stations are affiliated with the Spanish-language television network owned and operated by the Network. The English-language station is affiliated with the United Paramount Network (UPN).

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

3. STATION DISPOSITION

    On October 30, 1998, the Company entered into an agreement with Entravision for the sale of the FCC broadcast license and all the assets of station KLUZ, Channel 41, Albuquerque, New Mexico. Under the terms of the agreement, the Company will receive as consideration $1,000,000 in cash and an option to acquire an additional 2% equity interest in Entravision. Upon completion of this transaction, the Company

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

3. STATION DISPOSITION (CONTINUED)
will have an option to acquire an approximate 27% equity interest in Entravision. The sale is subject to approval by the Federal Communications Commission ("FCC") and no assurance can be given that such approval will be obtained.

4. OPTIONS

    During the three months ended September 30, 1998, options were exercised for 111,666 shares of Class A Common Stock, resulting in an increase to Common Stock of $1,117 and to Paid-in-capital of $2,360,000, which included a tax benefit associated with the transactions of $995,300.

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

NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998") COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1997 ("1997")

    REVENUES. Net revenues increased to $417,627,000 in 1998 from $321,868,000 in 1997, an increase of $95,759,000 or 29.8%. The Network accounted for $47,804,000 or 49.9% of the increase, and the O&Os and Galavision accounted for $45,918,000 or 48.0% and $2,037,000 or 2.1%, respectively. The O&Os' increase, which was due to an increase of approximately 9% in the number of spots sold and a 11% increase in the price for advertising spots, was primarily derived from Los Angeles, New York, Miami and Houston, with additional increases at all other O&Os except for San Antonio. The Network's increase is due primarily to an increase of approximately 52% in the average price of advertising spots, offset in part by a decrease in volume of approximately 9%. The large price increase over last year was due in part to the rates for advertising spots in the 1998 World Cup Games. Excluding the World Cup, average prices at the Network increased by 34%.

    EXPENSES. Direct operating expenses, which include corporate charges of $225,000 and $192,000 in 1998 and 1997, respectively, increased to $165,204,000 in 1998 from $114,725,000 in 1997, an increase of $50,479,000 or 44.0%. The increase is due primarily to World Cup costs of $27,905,000 and higher license fees paid or payable to Televisa and Venevision of $12,128,000. As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.7% in 1998, exclusive of World Cup revenues which are not subject to the license fee. In 1998, the morning show, DESPIERTA AMERICA, which began airing mid-April 1997, accounted for approximately $1,157,000 of the total increase in programming costs over 1997. In addition, programming costs increased by approximately $1,800,000 due to the introduction of new children's programming, timing of special events programming, and the development of other entertainment programming. The remainder of the increase is primarily due to higher technical and news costs of $4,966,000, which includes $518,000 from the operation of the Sacramento station acquired in March 1997 and the Bakersfield station acquired in October 1997. As a percentage of net revenues, direct operating expenses increased from 35.6% in 1997 to 39.6% in 1998.

    Selling, general and administrative expenses, which include corporate charges of $8,780,000 and $7,973,000 in 1998 and 1997, respectively, increased to $120,604,000 in 1998 from $98,604,000 in 1997, an increase of $22,000,000 or
22.3%. The addition of the Sacramento and Bakersfield stations accounted for $2,150,000 of the increase. The remaining increases are due in large part to increased selling costs of $4,991,000, associated with increased sales, staff levels and compensation costs, and increased research costs of $2,968,000 primarily related to the renewal of the Nielsen contracts, all of which are consistent with the Company's strategy of investing in sales management and research. The Company also had increased costs of approximately $1,845,000 related to its retirement savings plan due to an increase in the Company's matching contribution, increased promotional costs of $1,645,000 primarily related to increased advertising and increased Year 2000 costs of $545,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 30.6% in 1997 to 28.9% in 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $47,282,000 in 1998 from $42,465,000 in 1997, an increase of $4,817,000 or
11.3%. The increase is due primarily to an increase in depreciation related to increased capital expenditures.

    OPERATING INCOME. As a result of the above factors, operating income increased to $84,537,000 in 1998 from $66,074,000 in 1997, an increase of $18,463,000 or 27.9%. As a percentage of net revenues, operating income decreased from 20.5% in 1997 to 20.2% in 1998.

    INTEREST EXPENSE. Interest expense decreased to $27,803,000 in 1998 from $30,401,000 in 1997, a decrease of $2,598,000 or 8.5%. The decrease is due primarily to lower bank borrowings during 1998 as compared to 1997.

    SPECIAL BONUS AWARD. On May 13, 1998 a major stockholder contributed 1,354,665 shares of Class P Common Stock to the Company, which were converted to Class A Common Shares and placed in the Company's treasury. On May 27, 1998, under the Univision Communications Inc. 1998 Stock Bonus Plan, the Company granted 890,614 shares of Class A Common Stock to selected employees. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings of $14,999,000, as well as an increase to paid-in-capital of $45,011,000. The Company has remitted the $14,999,000 of tax withholding and expects to receive a cash income tax benefit of approximately $14,000,000. The net income effect on the nine months ended September 30, 1998 was $20,599,000, net of both the $14,000,000 related tax benefit and an $8,010,000 reduction in the tax provision resulting from an increase in the annualized effective tax rate due to lower pre-tax income. The Company has retained the remaining 464,051 shares, with a book value of $17,402,000, in its treasury. Consistent with broadcast industry reporting, broadcast cash flow and EBITDA exclude the total amount of this special bonus award of $42,608,000.

    PROVISION (BENEFIT) FOR INCOME TAXES. In 1998, the Company reported an income tax provision of $9,829,000. Excluding the impact of the special bonus award, the Company would have reported an income tax provision of $31,838,000 in 1998. In 1997, the Company reported an income tax benefit of $14,850,000. Excluding a non-recurring tax benefit of $35,275,000, the Company would have reported an income tax provision of $20,425,000 in 1997.

    NET INCOME. As a result of the above factors, 1998 resulted in net income of $2,457,000 compared to net income of $50,371,000 in 1997, a decrease of $47,914,000. On a comparable basis, excluding the special bonus award from 1998 and adjusting 1997 for the impact of the non-recurring tax benefit, net income would have increased by 52.7% to $23,056,000 in 1998 from $15,096,000 in 1997.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $140,824,000 in 1998 from $116,704,000 in 1997, an increase of $24,120,000 or 20.7%. As a percentage of net revenues, broadcast cash flow decreased from 36.3% in 1997 to 33.7% in 1998.

    As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.7% in 1998, exclusive of World Cup revenues which are not subject to the license fee. Had the revised license fee been in effect in 1997, the license fee would have increased by $5,023,000 and broadcast cash flow would have been $111,681,000 in 1997. On a year-to-year basis, broadcast cash flow would have increased by

$29,143,000 or 26.1%, from $111,681,000 in 1997 to $140,824,000 in 1998. As a percentage of net revenues, broadcast cash flow would have decreased from 34.7% in 1997 to 33.7% in 1998.

    CORPORATE CHARGES. Corporate charges increased to $9,005,000 in 1998 from $8,165,000 in 1997, an increase of $840,000 or 10.3%. The increase is primarily due to costs associated with salary and benefits. As a percentage of net revenues, corporate charges decreased from 2.5% in 1997 to 2.2% in 1998.

    EBITDA.  EBITDA increased to $131,819,000 in 1998 from $108,539,000 in 1997, an increase of $23,280,000 or 21.4%. As a percentage of net revenues, EBITDA decreased from 33.7% in 1997 to 31.6% in 1998.

    As explained in BROADCAST CASH FLOW, had the revised license fee been in effect in 1997, the license fee would have increased by $5,023,000 and EBITDA would have been $103,516,000 in 1997. Thus, EBITDA would have increased by $28,303,000 or 27.3%, from $103,516,000 in 1997 to $131,819,000 in 1998. As a percentage of net revenues, EBITDA would have decreased from 32.2% in 1997 to 31.6% in 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1998") COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1997 ("1997")

    REVENUES. Net revenues increased to $138,946,000 in 1998 from $113,940,000 in 1997, an increase of $25,006,000 or 21.9%. The Network accounted for $12,775,000 or 51.1% of the increase, and the O&Os and Galavision accounted for $11,400,000 or 45.6% and $831,000 or 3.3%, respectively. The O&Os' increase, which was due to an increase of approximately 5% in the number of spots sold and a 13% increase in the price for advertising spots, was primarily derived from Los Angeles, New York, Houston and Miami, with additional increases at all other O&Os. The Network's increase is due primarily to an increase of approximately 44% in the average price of advertising spots, offset in part by a decrease in volume of approximately 14%. The large price increase over last year was due in part to the rates for advertising spots in the 1998 World Cup Games. Excluding the World Cup, average prices at the Network increased by 32%.

    EXPENSES. Direct operating expenses, which include corporate charges of $73,000 and $71,000 in 1998 and 1997, respectively, increased to $53,387,000 in
1998 from $39,368,000 in 1997, an increase of $14,019,000 or 35.6%. The increase is due primarily to World Cup costs of $6,421,000 and higher license fees paid or payable to Televisa and Venevision of $4,037,000. As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.8% in 1998, exclusive of World Cup revenues which are not subject to the license fee. In addition, programming costs increased by approximately $500,000 due to the introduction of new children's programming and the development of other entertainment programming. The remainder of the increase is primarily due to higher technical and news costs of $1,697,000, which includes $76,000 from the Bakersfield station acquired in October 1997. As a percentage of net revenues, direct operating expenses increased from 34.6% in 1997 to 38.4% in 1998.

    Selling, general and administrative expenses, which include corporate charges of $3,097,000 and $2,780,000 in 1998 and 1997, respectively, increased to $38,421,000 in 1998 from $33,575,000 in 1997, an increase of $4,846,000 or
14.4%. The addition of the Bakersfield station accounted for $319,000 of the increase. The remaining increases are due in large part to increased research costs of $877,000 primarily related to the renewal of the Nielsen contracts, $647,000 due to an increase in the Company's matching contribution on its retirement savings plan, increased promotional costs of $495,000 primarily related to increased advertising and increased Year 2000 costs of $441,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 29.5% in 1997 to 27.7% in 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $15,850,000 in 1998 from $14,413,000 in 1997, an increase of $1,437,000 or
10.0%. The increase is due primarily to an increase in depreciation related to increased capital expenditures.

    OPERATING INCOME. As a result of th e above factors, operating income increased to $31,288,000 in 1998 from $26,584,000 in 1997, an increase of $4,704,000 or 17.7%. As a percentage of net revenues, operating income decreased from 23.3% in 1997 to 22.5% in 1998.

    INTEREST EXPENSE. Interest expense decreased to $9,038,000 in 1998 from $9,966,000 in 1997, a decrease of $928,000 or 9.3%. The decrease is due primarily to lower bank borrowings during 1998 as compared to 1997.

    PROVISION (BENEFIT) FOR INCOME TAXES. In 1998, the Company reported an income tax provision of $16,622,000. Excluding the third quarter tax effect of $4,099,000, resulting from the impact of the special bonus award in the second quarter of 1998, the Company would have reported an income tax provision of $12,523,000 in 1998. In 1997, the Company reported an income tax benefit of $8,928,000. Excluding a non-recurring tax benefit of $18,243,000, the Company would have reported an income tax provision of $9,315,000 in 1997.

    NET INCOME. As a result of the above factors, 1998 resulted in net income of $4,970,000 compared to net income of $25,127,000 in 1997, a decrease of $20,157,000. On a comparable basis, excluding the special bonus award from 1998 and adjusting 1997 for the impact of the non-recurring tax benefit, net income would have increased by 31.7% to $9,069,000 in 1998 from $6,884,000 in 1997.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $50,308,000 in 1998 from $43,848,000 in 1997, an increase of $6,460,000 or 14.7%. As a percentage of net revenues, broadcast cash flow decreased from 38.5% in 1997 to 36.2% in 1998.

    As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.8% in 1998, exclusive of World Cup revenues which are not subject to the license fee. Had the revised license fee been in effect in 1997, the license fee would have increased by $1,805,000 and broadcast cash flow would have been $42,043,000 in 1997. On a year-to-year basis, broadcast cash flow would have increased by $8,265,000 or 19.7%, from $42,043,000 in 1997 to $50,308,000 in 1998. As a percentage of net revenues, broadcast cash flow would have decreased from 36.9% in 1997 to 36.2% in 1998.

    CORPORATE CHARGES. Corporate charges increased to $3,170,000 in 1998 from $2,851,000 in 1997, an increase of $319,000 or 11.2%. The increase is primarily due to costs associated with salary and benefits. As a percentage of net revenues, corporate charges decreased from 2.5% in 1997 to 2.3% in 1998.

    EBITDA.  EBITDA increased to $47,138,000 in 1998 from $40,997,000 in 1997, an increase of $6,141,000 or 15.0%. As a percentage of net revenues, EBITDA decreased from 36.0% in 1997 to 33.9% in 1998.

    As explained in BROADCAST CASH FLOW, had the revised license fee been in effect in 1997, the license fee would have increased by $1,805,000 and EBITDA would have been $39,192,000 in 1997. Thus, EBITDA would have increased by $7,946,000 or 20.3%, from $39,192,000 in 1997 to $47,138,000 in 1998. As a percentage of net revenues, EBITDA would have decreased from 34.4% in 1997 to 33.9% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include those of UTG, the Network and Galavision, totaled $29,280,000 through September 30, 1998 and $21,711,000 through September 30, 1997. These amounts exclude the capitalized transponder lease obligations of the Network. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of upgrading and relocating several of its television station facilities. In conjunction with the Company's non-NOVELA production agreement with Televisa (see below), the Network is expanding its production facilities. Furthermore, during the next few years, the Company also will make an investment in digital technology. The amount of this investment has not been quantified, as the Company is in the process of determining its available options. Capital spending in 1998, including a carryover from 1997 of approximately $9,000,000 due to timing of certain projects, will approximate $45,000,000. Capital spending in 1999, 2000 and 2001 is expected to approximate $25,000,000 per annum.

    At September 30, 1998, the Bank Facility consisted of a $313,250,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $200,000,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date. Furthermore, the Bank Facility permits the lenders thereunder to advance up to an additional $250,000,000 of term loans (the "Incremental Facility"), although the Company has not requested and there are no commitments at this time to lend any such additional amounts. At September 30, 1998, the Company had approximately $400,000,000 available to borrow through a combination of its Revolving Credit and Incremental Facilities.

    The Term Facility amortizes quarterly, with $49,000,000 required to be repaid during 1998. Through the nine months ended September 30, 1998, the Company has paid $36,750,000. In addition, in the first quarter of 1998, the Company made a $10,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1997 operating results. The payment was funded by an increase in the Revolving Credit Facility and subsequently repaid within the quarter with cash from operations. The Revolving Credit Facility has quarterly scheduled reductions in availability beginning in 1999. If any loans are made available under the Incremental Facility, such loans will be amortized beginning on March 31, 1999, and are required to be repaid in full on or before August 31, 2004.

    Loans made under the Bank Facility bear interest rates, which include interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. Furthermore, there are no interest rate margins applicable to prime rate loans. At September 30, 1998, the interest rate applicable to the Company's Eurodollar loans was approximately 6.00%, which includes an interest rate margin cost of 0.35%. The interest rate applicable to all prime rate loans was between 8.25% and 8.50%.

    In November 1996 the Company entered into interest rate cap agreements to reduce the impact of changes in interest rates on its Term Facility. The Company has two interest rate cap agreements with commercial banks that terminate in November 1998, covering a total notional principal amount of $220,000,000 of its Term Facility. The agreements effectively limit the Company's Eurodollar interest rate exposure to 7% on $220,000,000 of the Term Facility. The fee for the interest rate protection agreements of $462,000 was capitalized as a deferred financing cost and is being amortized over two years, the period of the instruments, on a straight-line basis. At the present time, the Company has no plans of entering into any new interest rate cap agreements.

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

    As a result of net operating loss carryforwards attributable to the Acquisition, net operating losses since the Acquisition, tax consequences of the Reorganization, other timing differences and subsequent book taxable income, the Company has available a deferred tax asset of approximately $46,700,000 to offset future taxes payable arising from operations. In addition, at September 30, 1998, the Company had approximately $481,900,000 of net remaining intangible assets that will be expensed over the next 20 years for financial reporting purposes and will not be deductible for tax purposes.

    The Company acquired the Spanish-language broadcast rights in the U.S. to all 64 of the 1998 World Cup Soccer Championship Games from a Televisa subsidiary for a fixed payment of $25,000,000 in total, paid in four equal installments in May, June, August and September 1998. In addition to these payments and consistent with past coverage of the World Cup Games, the Company was responsible for all costs associated with advertising, promotion and broadcast of the World Cup Games, as well as the production of certain television programming related to the games.

    The Company and Televisa have an agreement to each produce three thirteen-week new non-NOVELA programs. Both Univision and Televisa are required to use commercially reasonable efforts to complete the production of their respective three programs so that such programs are available to commence airing no later than October 31, 1998. The Company is currently broadcasting its three required programs. Televisa has produced two of its required programs and the third is scheduled for production in the first quarter of 1999. The Televisa programs are scheduled to air in the first half of 1999. No assurance can be given that the Univision and Televisa programs will be successful.

    A joint venture between the Home Shopping Network Capital LLC and the Company formed the Home Shopping Network En Espanol LLC. The joint venture has created a live Spanish-language television shopping service intended for distribution in the United States, Latin America, Portugal and Spain. On March 30, 1998, the Home Shopping Network En Espanol LLC began broadcasting three hours of programming, seven days a week on Galavision, the Company's Spanish-language cable network. Under the terms of the agreement, the Home Shopping Network Capital LLC and the Company have an approximate equal interest in the joint venture. The annual capital contributions estimated to be required to be made by each party under the agreement are $1,600,000 in 1998, $2,300,000 in 1999 and $1,900,000 in 2000, with a maximum capital contribution limit of $6,000,000 over a five-year period. The Company accounts for its investment in the Home Shopping Network En Espanol LLC under the equity method. No assurance can be given that the joint venture will be successful.

    In August 1998, the Company acquired a film library from the Million Dollar Video Corporation for approximately $11,500,000, including legal fees. The funds for the purchase were derived from the Company's income from operations and borrowings from its existing bank facilities. The acquisition was accounted for under the purchase method of accounting.

YEAR 2000 ISSUES

    Like most businesses today, the Company is reliant on computer systems and other electronic and mechanical technologies in carrying out its operations and management of its resources. Some of the Company's operations are either carried out through or supported by third parties, such as signal distribution and television audience ratings, while approximately 50% of the Company's programming is sourced from third parties. Approximately 80% of Univision's Network broadcast distribution (including commercial spots) is provided through its O&Os with the remainder provided via its broadcast affiliates. Additional distribution is provided through the Company's cable affiliates. Except for the Network and its Fresno, Miami, Phoenix, Sacramento/Modesto and San Antonio O&Os, which are located in Company owned properties, all other operations are situated in facilities leased from and maintained by third parties.

    The Company's business is primarily contracted through advertising agencies and to a lesser degree from direct local market advertisers (collectively, "Advertisers"). No single Advertiser represents more than 10 percent of the Company's advertising revenues.

    The sales order entry and Nielsen rating systems used by the Company are mainframe-based. These systems are owned and maintained by third-party vendors and located in such vendors' facilities. The remaining computer systems of the Company are not mainframe-based and use standard industry specific software applications. The Year 2000 issue results from computer software programs written to use two digits rather than four to define the applicable year. Certain of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 instead of the Year 2000. Computer programs used by the Company's Suppliers (as defined below) may experience the same date recognition issues. If this occurs, the potential exists for computer system failures or miscalculations by computer programs used by the Company and its Suppliers, which could cause disruption of the Company's operations.

    Through its Year 2000 Project Office ("Project Office"), the Company continues its effort to assess its Year 2000 readiness as well as that of its Advertisers, satellite service providers, programming suppliers, broadcast affiliates, Nielsen rating service, landlords, and vendors and other suppliers that may be critical to the Company's business (collectively, "Suppliers" unless the context indicates otherwise). The Project Office is staffed with the Company's two principal engineers, and representatives from management information systems, legal, risk management, finance, and operations. An independent consulting firm with broadcasting systems integration experience has been assisting the Company with the assessment phase of the Company's Year 2000 program. The Company expects that such firm may continue to assist the Company with the corrective and verification efforts.

    In addressing its Year 2000 readiness, the Company has been engaged in a five-prong program that consists of the following:

    - ASSESSMENT. This phase is three-fold. Part one is the location and identification of all computer systems, software products, building systems and equipment (with embedded systems) used within each operational unit of the Company (the "Systems Inventory"). Part two is the identification of mission critical Systems within each of the operational units. Part three is the evaluation (including communicating with manufacturers with respect to their equipment) of Systems to determine whether such Systems will be able to process data before, on and after January 1, 2000 ("compliant Systems"). Mission critical Systems have been or will be given priority in the evaluation process.

    - CORRECTIVE ACTION. Systems and equipment that are non-compliant are being or are to be retired, repaired or replaced. Mission critical items have been or will be given priority.

    - VERIFICATION. Corrective measures are to be verified by both current-date and future-date testing. Any necessary remedial action identified during this phase will be taken and verified. Mission critical items have been or will be given priority.

    - COMMUNICATIONS PROGRAM--AFFILIATES, SUPPLIERS, LANDLORDS AND
      ADVERTISERS. The Company implemented a communications program with its Suppliers (1) to understand their Year 2000 issues, (2) to determine how such issues could impact the Company's operations, and (3) to determine the Suppliers' Year 2000 mitigation plans to address or manage the issues that relate to the Company's business and, with respect to landlords, the leased facilities.

    - CONTINGENCY PLANS. Contingency plans are to be formulated to ensure, at a minimum, that our Network and O&O broadcasting operations continue without interruption prior to, during and after January 1, 2000.

    Although work on the different parts of the Year 2000 program has been taking place concurrently, the primary focus has been on the assessment phase, in particular, with respect to equipment (computer and other electronic and mechanical technology) that is critical to its broadcasting operations (signal, programming and commercial spot distribution on its Network and O&Os). The assessment of equipment critical to the Company's broadcasting operations is expected to be completed around December 31, 1998. The targeted date for the completion of all phases of the Year 2000 program is August 31, 1999, subject to

Suppliers' responsiveness to the Company's inquiries of their Year 2000 issues. Verification activities will begin in the first quarter of 1999 and continue throughout the year. The Company is also in the process of developing its contingency plans to ensure that its Network and O&Os operations continue without interruption, and expects to have such plans completed by the end of April 1999.

    Based on the Year 2000 program work completed to date:

    - Approximately 80% of the equipment critical to the distribution of our broadcast signal (without content) and for the insertion and delivery of content has been Year 2000 assessed, and corrective work identified has been taken or will be taken before December 31, 1998, subject to Suppliers' Year 2000 solutions and such solutions timely availability. The Company's major satellite provider informed the Company in August 1998 that the satellite carrying the Network feed has been tested and the Company is in the process of confirming that such satellite is Year 2000 ready. In addition, the satellite provider has notified the Company that it expects to complete the testing of the corresponding satellite ground equipment during the fourth quarter of 1998.

    - Approximately 80% of the Systems critical to our sales, marketing and research operations have been assessed, and corrective work has been initiated.

    - Approximately 90% of the Systems used in our administrative operations or by our outside service providers (finance, payroll, benefits administration) have been assessed, and corrective work has been initiated.

    - Approximately 30% of our facilities' infrastructures (owned and leased combined) as well as the Company's own network communications and desktop systems have been assessed, and corrective work has been initiated.

    Approximately 10% of the total corrective work identified for all phases of our program has been completed. Based on the work completed to date, capital as well as personnel and non-personnel costs related to the Year 2000 program have not been material. Although additional assessment activities remain to be completed, the Company does not expect that the future costs related to the Company's internal Year 2000 issues will have a material impact on the Company's operations, subject to completion of the assessment and contingency planning phases and the availability of solutions from Suppliers. The Company will fund the costs to resolve its Year 2000 issues primarily from its operating cash flow and, if necessary, proceeds available under its Bank Facility.

    The Company expects that its Systems will be fully operational and will not cause any material disruptions because of Year 2000 issues. Because of the uncertainties associated with assessing the preparedness of Suppliers and Advertisers, there is a risk of a material adverse effect on the Company's future results of operations if the Company's Suppliers and Advertisers are not capable of correcting their Year 2000 issues. The Company's major risk centers around its ability to transmit the Network and O&Os broadcast signals and satisfy the contractual commitments to air the commercial spots of its Advertisers.

STATEMENTS FOR FORWARD-LOOKING INFORMATION

    Information contained in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "will," "expects," or "plans," or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the caption "Risk Factors" in the Company's Prospectus filed with the Securities and Exchange Commission on October 13, 1998 constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

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

November 12, 1998

Los Angeles, California