Form 10-K
period 1998-12-31
UNIVISION COMMUNICATIONS INC
filed 1999-03-19
CIK 1017008

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                       COMMISSION FILE NUMBER: 001-12223

                         UNIVISION COMMUNICATIONS INC.

                            INCORPORATED IN DELAWARE
               I.R.S. EMPLOYER IDENTIFICATION NUMBER: 95-4398884
                      1999 AVENUE OF THE STARS, SUITE 3050
                         LOS ANGELES, CALIFORNIA 90067
                              TEL: (310) 556-7676
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                     TITLE OF CLASS                                         ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
          Class A Common Stock, Par Value $.01                            New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / / .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    There were 62,184,801 shares of Class A Common Stock, $.01 par value, outstanding as of January 29, 1999. The aggregate market value of the Class A Common Stock of the Company held by non-affiliates on January 29, 1999 was approximately $2,760,000,000. This calculation does not include the value of any of the outstanding shares of Class P, Class T or Class V Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 1999 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

GLOSSARY.....................................................................................................          2

PART I
Item 1.      Business........................................................................................          4
             The Hispanic Audience in the United States......................................................          5
             Hispanic Audience Research......................................................................          7
             Ratings.........................................................................................          7
             The Network.....................................................................................          9
             Galavision Network..............................................................................         12
             Programming.....................................................................................         12
             Program License Agreements......................................................................         13
             The O&Os........................................................................................         15
             Advertising.....................................................................................         18
             Marketing.......................................................................................         19
             Competition.....................................................................................         19
             Material Patents, Trademarks, Licenses, Franchises and Concessions..............................         20
             Employees.......................................................................................         20
             Federal Regulation and New Technologies.........................................................         21
Item 2.      Properties......................................................................................         29
Item 3.      Legal Proceedings...............................................................................         29
Item 4.      Submission of Matters to a Vote of Security Holders.............................................         29

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...........................         31
Item 6.      Selected Financial Data.........................................................................         32
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...........         33
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk......................................         43
Item 8.      Financial Statements and Supplementary Data.....................................................         43
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...........         43

PART III
Item 10.     Directors and Executive Officers of the Registrant..............................................         43
Item 11.     Executive Compensation..........................................................................         43
Item 12.     Security Ownership of Certain Beneficial Owners and Management..................................         44
Item 13.     Certain Relationships and Related Transactions..................................................         44

PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................         45

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

    "Broadcast Affiliates" means the O&Os and the Affiliated Stations.

    "Broadcast Cash Flow" means earnings before corporate charges, the special bonus award, depreciation and amortization.

    "Cable Affiliates" means the approximately 939 cable television systems with which Univision has Affiliation Agreements. These cable television systems retransmit the Network satellite signal and are not located in DMAs where the Company has full-power Broadcast Affiliates.

    "Combined Net Time Sales" means time sales of UTG, the Network and Galavision from broadcasting, including barter and trade and television subscription revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation and taxes other than withholding taxes.

    "Corporate Charges" means corporate costs that would be duplicated and therefore eliminated if the Company were acquired by another broadcasting company.

    "DMA" means a designated market area.

    "DRI Study" means the Company-commissioned study published by the econometric firm DRI/ McGraw Hill in 1995.

    "EBITDA" means earnings before interest, taxes, depreciation and amortization and non-recurring charges, such as the special bonus award.

    "Entravision" means Entravision Communications Company, LLC, which owns 14 of the Company's Affiliated Stations.

    "Galavision" means the Galavision Spanish-language general entertainment basic cable network, a wholly-owned subsidiary of the Company.

    "Hispanic" means all persons in the U.S. of Hispanic descent or origin.

    "Hispanic Households" means all U.S. households with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household.

    "Network" or "UNLP" means the Univision Spanish-language television network wholly-owned by the Company and one of the Company's subsidiaries; the Network is a partnership that prior to the Reorganization was controlled by the Principal Stockholders.

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

                                     PART I

ITEM 1. BUSINESS

    Univision is the leading Spanish-language television broadcaster in the U.S., reaching more than 92% of all Hispanic Households and having an approximate 85% share of the U.S. Spanish-language network television audience through December 1998. The Company's Network, which is the most watched television network (English- or Spanish-language) among Hispanic Households, provides the Univision Affiliates with 24 hours per day of Spanish-language programming with a prime time schedule of substantially all first run programming (i.e., no reruns) throughout the year. As a leading, vertically-integrated television broadcaster, Univision owned and operated 13 full-power (12 of which are affiliated with the Univision Network) and eight low-power UHF stations as of December 31, 1998 representing approximately 79% of its Network broadcast distribution. These full-power O&Os are located in 12 of the top 15 DMAs in terms of numbers of Hispanic Households--Los Angeles, New York, Miami, San Francisco, Chicago, San Antonio, Houston, Dallas, Phoenix, Albuquerque, Fresno and Sacramento. As of December 31, 1998, the Company had Affiliation Agreements with an additional 10 full-power and 18 low-power Affiliated Stations and approximately 939 Cable Affiliates. Each of the Company's full-power O&Os and Affiliated Stations ranks first in Spanish-language television viewership in its DMA. The Company also owns Galavision, a Spanish-language cable network that had approximately 2.7 million Hispanic subscribers, representing approximately 59% of all Hispanic Households that subscribed to cable television in 1998.

    The Company believes that the breadth and diversity of its programming provides it with a competitive advantage over both Spanish-language broadcasters and English-language broadcasters in appealing to Hispanic viewers. The Company's programming is similar to that of major English-language networks and includes NOVELAS (long-term mini-series), national and local newscasts, variety shows, children's programming, mini-series, musical specials, movies, sporting events and public affairs programs. The Televisa Program License Agreement provides the Company with long-term access to first-rate programming produced by Televisa. Televisa-produced NOVELAS are popular throughout the world and are among the Company's highest rated programs. Univision also produces a variety of programs specifically tailored to meet the tastes, preferences and information needs of the Hispanic audience, including national and local news and the highly successful programs SABADO GIGANTE, CRISTINA and PRIMER IMPACTO. The Company's morning show that began airing in April 1997, DESPIERTA AMERICA--"Wake Up America"--broadcasts news, talk and current events nationally, Monday through Friday from 7:00 a.m. to 10:00 a.m. The Company has also televised World Cup Soccer since 1978, including all 64 games of the widely watched 1998 World Cup. Since 1996, the Company has been televising the Sunday "Game of the Week" for Major League Soccer. On March 30, 1998, a joint venture between the Company and Home Shopping Network began broadcasting a Spanish-language television shopping program in the United States. The program is currently broadcast for three hours a day on Galavision from 11 a.m. to 2 p.m. The Company and Televisa have an agreement to each produce three thirteen-week new non-NOVELA programs. Both Univision and Televisa are required to use commercially reasonable efforts to complete the production of their respective three programs so that such programs were available to commence airing no later than October 31, 1998. The Company is currently broadcasting its three required programs and two of Televisa's required programs. Televisa's third required program is scheduled for production in the first quarter of 1999 and is scheduled to air in the first half of 1999.

    Since the Acquisition, the Company's operating performance has improved significantly with net revenues and EBITDA increasing to $577.1 million and $195.6 million, respectively, for the year ended December 31, 1998, representing compound annual growth rates of 19% and 28%, respectively, from the 1992 operating results of the Company and its predecessor. In addition, from November 1992 to November 1998 the Company increased its audience share of Spanish-language network television viewing from 57% to 86% and increased its share of the 20 most widely watched programs among Hispanic Households from 30% to 95%.

    Univision attributes its success to several factors, including emphasis on popular, high quality programming produced by Televisa and Univision, contracting with Nielsen to develop more accurate, credible rating systems to measure Hispanic audience viewership, increasing recognition by advertisers of the effectiveness of Spanish-language television, continued growth of the Hispanic audience and the strengthening of its management team with executives and sales managers with extensive English-language television and advertising experience.

    On October 30, 1998, the Company entered into an agreement with Entravision for the sale of the FCC broadcast license and all the assets of station KLUZ, Channel 41, Albuquerque, New Mexico. Under the terms of the agreement, the Company will receive as consideration $1,000,000 in cash and an option to acquire an additional 2% equity interest in Entravision. The Federal Communications Commission ("FCC") has approved the transaction and the Company expects to close on the sale of the station at the end of the first quarter of 1999. In August 1998, the Company acquired a film library from the Million Dollar Video Corporation for approximately $11,500,000, including legal fees. To complement and capitalize on the Company's existing business and management strengths, the Company expects to explore both Spanish-language television and other media acquisition opportunities.

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

    HISPANIC POPULATION GROWTH AND CONCENTRATION. The Company's audience consists almost exclusively of Hispanics, one of the most rapidly growing segments of the U.S. population. The 1999 Hispanic population is estimated to be
31.5 million (11.5% of the total U.S. population), an increase of 32.5% from
23.7 million (9.5% of the total U.S. population) in 1990. The overall Hispanic population is growing at approximately five times the rate of the non-Hispanic U.S. population and is expected to grow to 32.4 million and 42.4 million (11.8% and 14.2% of the total U.S. population) in 2000 and 2010, respectively. Approximately 50% of all Hispanics are located in the seven U.S. cities with the largest Hispanic populations, and Univision owns a station in each of these cities.

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

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

     SPANISH LANGUAGE USE
Hispanic Population in
Millions
                                 Population    Speak Spanish at Home
1980                                   15.6                     10.6
1985                                   19.3                     13.2
1990                                   23.7                     16.2
1995                                   27.4                     18.6
2000                                   32.4                     22.1
2005                                   37.2                     24.9
2010                                   42.4                     27.8
Source: Standard & Poor's DRI

    GREATER HISPANIC BUYING POWER. The Hispanic population represents estimated total consumer expenditures of $411 billion in 1999 (6.8% of the total U.S. consumer expenditures), an increase of 90.5% since 1990. Hispanics are expected to account for $443 billion (7.0% of the U.S. total consumer expenditures) by 2000, and $940 billion (9.0% of the U.S. total consumer expenditures) by 2010, far outpacing the expected growth in total U.S. consumer expenditures.

    In addition to the anticipated growth of the Hispanic population, the Hispanic audience has several other characteristics that the Company believes make it attractive to advertisers. The Company believes the larger size (averaging 3.5 persons per household compared to the general public's average of 2.5 persons per household) and younger age of Hispanic Households leads Hispanics to spend more per household on many categories of goods. The average Hispanic Household spends 28.0% more per year on food at home, 100% more on children's clothing, 35.0% more on footwear, 11.4% more on phone services, and 23.2% more on laundry and household cleaning products than the average non-Hispanic household. Hispanics are expected to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the Hispanic population and its disposable income continue to grow. These factors make Hispanics an attractive target audience for many major U.S. advertisers.

    INCREASED SPANISH-LANGUAGE ADVERTISING. According to published sources, $1.7 billion of total advertising expenditures were directed towards Spanish-language media in 1998, representing an annual compound growth rate of 19% since 1993. Of these amounts, approximately 58% of the $1.7 billion in advertising expenditures in 1998 targeting Hispanics were directed towards Spanish-language television advertising. The Company believes that major advertisers have found that Spanish-language television advertising is a more cost-effective means to target the growing Hispanic audience than English-language broadcast media. See "--Advertising."

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

    Nielsen ratings at both the Network and local DMA levels provide advertisers with an accurate and reliable measure of Hispanic audience television viewership and have been important in allowing the Company to demonstrate to advertisers its ability to reach the Hispanic audience. The Company believes that continued use of accurate, reliable ratings will allow it to further increase its advertising rates and narrow the gap which has historically existed between its audience share and its share of advertising revenues. In addition, the Company has made significant investments in experienced sales managers and account executives and has provided its sales professionals with state-of-the-art research tools to continue to attract major advertisers.

    The various rating services contracted from Nielsen are described below:

    NIELSEN HISPANIC TELEVISION INDEX (NHTI). The NHTI service measures national network viewing in Hispanic Households. NHTI is the Network's primary sales tool since it demonstrates Univision's significant success in attracting Hispanic viewership against both English- and Spanish-language competition. NHTI is stratified by language usage so that Spanish-dominant, bilingual, and English-dominant Hispanic Households are represented in the sample in the same proportion that exists among Hispanic Households generally.

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

RATINGS

    Since the beginning of the NHTI service in November 1992, Univision has consistently ranked first in prime time among all Hispanic adults. In addition, Univision has successfully increased its audience ratings compared to both the Spanish-language and the English-language broadcast networks. Spanish-language television prime time is from 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday through Saturday. English-language television prime time is from 8 p.m. to 11 p.m., Eastern and Pacific Standard Times, Monday through Saturday and 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday. The following table shows that Univision prime time audience ratings, Sunday through Saturday, among Hispanic adults aged 18 to 49, the age segment most targeted by advertisers, have increased compared to the other networks:

          NHTI PRIME TIME RATINGS AMONG HISPANIC ADULTS AGED 18 TO 49

NETWORK                                                          1993       1994       1995       1996       1997       1998
-------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Univision....................................................        6.6        8.6        9.6        9.0       10.1       10.2
ABC..........................................................        3.8        3.3        3.1        2.7        2.3        2.0
CBS..........................................................        2.9        2.2        1.8        1.7        1.5        1.3
FOX..........................................................        4.0        3.6        3.4        3.2        2.9        2.7
NBC..........................................................        3.3        2.7        2.9        3.2        2.5        2.3
Telemundo....................................................        4.1        3.1        2.6        2.1        1.6        1.5
Univision share..............................................       26.7%      36.6%      41.0%      41.1%      48.3%      51.0%

    A further indication of Univision's growing strength against its Spanish-language and English-language competitors is its improved performance among bilingual Hispanics. As the table below indicates, since 1993 the Network advanced from fifth place to first place in prime time audience ratings, Sunday through Saturday, among bilingual Hispanic adults aged 18 to 49:

     NHTI PRIME TIME RATINGS AMONG BILINGUAL HISPANIC ADULTS AGED 18 TO 49

NETWORK                                                          1993       1994       1995       1996       1997       1998
-------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Univision....................................................        3.7        6.4        7.5        6.7        6.7        7.9
ABC..........................................................        5.0        4.6        3.7        3.1        2.4        2.1
CBS..........................................................        4.0        2.9        2.1        1.9        1.6        1.5
FOX..........................................................        5.0        4.4        3.8        3.7        3.5        2.8
NBC..........................................................        4.9        3.6        3.2        4.0        2.7        2.4
Telemundo....................................................        2.6        1.9        1.3        1.1        1.0        1.0
Univision share..............................................       14.7%      26.9%      34.7%      32.7%      37.4%      44.6%

    In addition, as shown in the following table, the Company has increased its share of the 20 most widely watched programs among all Hispanic Households from 30% in November 1992 to 95% in November 1998:

                      THE 20 MOST WIDELY WATCHED PROGRAMS
                      AMONG HISPANIC HOUSEHOLDS BY NETWORK

    PROGRAM        NOVEMBER     NOVEMBER     NOVEMBER     NOVEMBER     NOVEMBER     NOVEMBER     NOVEMBER
      RANK           1992         1993         1994         1995         1996         1997         1998
----------------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
       1                 ABC          FOX          UVN(a)        UVN         UVN          UVN          UVN
       2                 UVN          UVN          UVN          UVN          UVN          UVN          UVN
       3                 FOX          FOX          UVN          UVN          UVN          UVN          UVN
       4                 UVN          UVN          UVN          UVN          UVN          UVN          UVN
       5                 FOX          FOX          UVN          UVN          UVN          UVN          UVN
       6                 FOX          UVN          UVN          UVN          UVN          UVN          UVN
       7                 FOX          UVN          UVN          UVN          UVN          UVN          UVN
       8                 ABC          FOX          UVN          UVN          UVN          UVN          UVN
       9                 FOX          FOX          UVN          UVN          UVN          UVN          UVN
       10                UVN          FOX          UVN          UVN          UVN          UVN          UVN
       11                ABC          FOX          FOX          UVN          UVN          UVN          UVN
       12                FOX          UVN          FOX          UVN          UVN          UVN          UVN
       13                UVN          NBC          UVN          UVN          UVN          UVN          UVN
       14                UVN          FOX          UVN          UVN          UVN          UVN          UVN
       15                UVN          NBC          UVN          NBC          UVN          UVN          UVN
       16                NBC          FOX          UVN          UVN          UVN          UVN          UVN
       17                FOX          FOX          UVN          UVN          UVN          UVN          UVN
       18                ABC          ABC          FOX          UVN          ABC          UVN          FOX
       19                TEL(b)        FOX         FOX          UVN          UVN          UVN          UVN
       20                FOX          FOX          FOX          FOX          FOX          UVN          UVN
                       -----        -----        -----        -----        -----        -----        -----
Univision share          30%          25%          75%          90%          90%         100%          95%

--------------------------

Source: NHTI

(a) Univision

(b) Telemundo

THE NETWORK

    The Network is the leading Spanish-language television network in the U.S. From its operations center in Miami, the Network provides the Univision Affiliates via satellite with 24 hours of Spanish-language programming per broadcast day with a prime time schedule of substantially all first-run programming (i.e., no re-runs) throughout the year. The operations center also provides production facilities for the Network's news and entertainment programming.

    The Network produces and acquires programs, makes those programs available to the Univision Affiliates and sells network advertising. The full-power O&Os and Broadcast Affiliates together reach approximately 6.0 million, or approximately 73%, of Hispanic Households. The low-power O&Os and Broadcast Affiliates (including translators) together reach approximately 655,000, or approximately 8%, of Hispanic Households. The Cable Affiliates reach approximately 846,000, or approximately 10%, of Hispanic Households.

    Through the Company's ownership of the O&Os, it controls approximately 79% of the Network's broadcast distribution.

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

       UNIVISION AFFILIATES' COVERAGE AND RANK AMONG HISPANIC HOUSEHOLDS

                                                                                                 UNIVISION AFFILIATES'
                                                                        NATIONWIDE                    RANK AMONG
                                                                    HISPANIC HOUSEHOLDS            SPANISH-LANGUAGE
DMA(A)                           STATION                                COVERED(B)             TELEVISION STATIONS(C)(D)
------------------------------  ---------   HISPANIC HOUSEHOLDS   -----------------------  ---------------------------------
                                                COVERED(B)
                                           ---------------------
                                              (IN THOUSANDS)
  Los Angeles(1)..............  KMEX                 1,444                    17.5%                          1(c)
  New York(2).................  WXTV                 1,004                    12.2                           1(c)
  Miami(3)....................  WLTV                   469                     5.7                           1(c)
  San Francisco(4)............  KDTV                   330                     4.0                           1(c)
  Chicago(5)..................  WGBO                   314                     3.8                           1(c)
  San Antonio(6)..............  KWEX                   305                     3.7                           1(c)
  Houston(7)..................  KXLN                   305                     3.7                           1(c)
  Dallas/Ft. Worth(8).........  KUVN                   210                     2.5                           1(c)
  Phoenix(10).................  KTVW                   186                     2.3                           1(c)
  Albuquerque(11)(f)..........  KLUZ                   185                     2.2                           1(c)
  Fresno(14)..................  KFTV                   169                     2.0                           1(c)
  Sacramento(15)..............  KUVS                   163                     2.0                           1(c)
                                                     -----                     ---
FULL-POWER O&OS
    Total full-power O&Os.....                       5,084                    61.6
FULL-POWER AFFILIATED STATIONS
  McAllen/Brownsville(9)(e)...  KNVO                   199                     2.4                           1(c)
  El Paso(13)(e)..............  KINT                   169                     2.0                           1(c)
  Denver(16)(e)...............  KCEC                   131                     1.6                           1(d)
  Corpus Christi(18)(e).......  KORO                    98                     1.2                           1(d)
  Boston(23)..................  WUNI                    87                     1.0                           1(d)
  Las Vegas(25)(e)............  KINC                    65                     0.8                           1(d)
  Salinas/Monterey(26)(e).....  KSMS                    57                     0.7                           1(d)
  Laredo(30)(e)...............  KLDO                    47                     0.6                           1(d)
  Yuma/El Centro(35)(e).......  KVYE                    41                     0.5                           1(d)
  Sta Barbara--Sta Maria-- San
    Luis Obispo(34)(g)........  KTAS                    40                     0.5                           1(d)
                                                     -----                     ---
    Total full-power
      Affiliated Stations.....                         934                    11.3
CABLE AFFILIATES(h)...........                         846                    10.2
DBS Systems(i)................                          98                     1.2
LOW-POWER BROADCAST
  AFFILIATES(j)...............                         654                     7.9
                                                     -----                     ---
TOTAL UNIVISION AFFILIATES....                       7,616                    92.2%
                                                     -----                     ---
                                                     -----                     ---

------------------------

(a) Numbers in parentheses represent Hispanic DMA rank by number of Hispanic Households.

(b) Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 1999.

(c) Rank among the Spanish television stations in the DMA. Source NHSI November 1998. Su-Sa/7a.m-1a.m.

(d) Rank among the Spanish television stations in the DMA. Source NSI November 1998. Su-Sa/7a.m-1a.m.

(e) Owned by Entravision.

(f) Entravision has entered into an agreement to acquire this station from the Company.

(g) Source: Company estimate of Hispanic Households covered by Univision Affiliate in Santa Barbara DMA based on Nielsen Cable On-Line Data Exchange estimates for network satellite direct coverage households in the market. This market has approximately 40,000 Hispanic Households, but the Univision signal does not reach all of them due to geographic barriers.

(h) Source: Company estimate derived from Nielsen Cable On-Line Data Exchange, January 1999.

(i) Source: Nielsen Media Research

(j) Source: Company estimate derived from Nielsen Media Research, Black and Hispanic DMA Market and Demographic Rank, January 1999.

GALAVISION NETWORK

    Galavision is the leading U.S. Spanish-language general entertainment basic cable television network, reaching approximately 10.0 million subscribers, of whom 2.7 million are Hispanic. According to Nielsen, Galavision reaches over 59% of all Hispanic Households that subscribe to cable. The Company programs Galavision so that Galavision and the Network generally do not run the same type of show simultaneously. For example, while the Network is running a NOVELA, Galavision may run sports or news. As a result of this counter-programming, many Spanish-language television viewers have a choice of two Univision networks at any one time. Additionally, Univision cross-promotes the Galavision service five times daily.

    Galavision is the only Spanish-language cable service subscribing to Nielsen. Nielsen uses a subset of the NHTI sample to produce the Nielsen Hispanic Home Video Index, which reports viewing of Galavision in Hispanic Households with cable. The Company believes that its use of Nielsen to measure Galavision's ratings assists the Company in obtaining advertisers for the cable network and in selecting programs that meet its audience's taste. Twenty-two of the top 25 Univision advertisers advertise on Galavision.

    On March 30, 1998, a joint venture between the Company and Home Shopping Network LLC began broadcasting a Spanish-language television shopping program in the United States on the Galavision network. The program is currently broadcast for three hours a day from 11 a.m. to 2 p.m.

PROGRAMMING

    The Company directs its programming primarily toward its young, family-oriented audience. It begins daily with DESPIERTA AMERICA and talk and information shows, Monday through Friday, followed by NOVELAS. In the late afternoon and early evening, the Network offers a talk show, a news-magazine and national news, in addition to local news provided by the O&Os. Weekend daytime programming begins with children's programming, followed by sports, variety, teen lifestyle shows and movies. During prime time, Univision airs NOVELAS, variety shows, a talk show, comedies, news magazines, lifestyle shows, as well as specials and movies. Prime time is followed by late news and a late night talk show. Overnight programming consists primarily of repeats of programming aired earlier in the day.

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

    The Hispanic population is primarily young and family-oriented. Univision's programming has changed dramatically over the past five years in order to attract and retain this audience. The Company's success in attracting a young audience is demonstrated by a 53% increase in NHTI audience among Hispanic adults aged 18 to 34, Sunday through Saturday 7 a.m. to 1 a.m., from December 1992 through December 1998.

    Since 1995, Univision has aired the Spanish-language version of Sesame Street, coproduced by Televisa in cooperation with Children's Television Workshop. PLAZA SESAMO now airs two hours per week. The Company's broadcasting of educational children's programming, including PLAZA SESAMO, meets the FCC requirement of airing three hours of weekly educational programming.

    In 1998, the Company derived approximately 35% and 7% of its gross advertising sales from programs produced by Televisa and Venevision, respectively, under the Program License Agreements. Programming supplied by Televisa and Venevision under the Program License Agreements and programs produced by the Company currently represent in the aggregate approximately 93% of the Network's non-repeat broadcast hours. The remainder primarily consists of movies owned by the Company or acquired from independent third-party suppliers. Three of the Company's own productions, SABADO GIGANTE, a variety show hosted by Mario Kreutzberger, PRIMER IMPACTO, a news magazine program, and CRISTINA, a talk show hosted by Cristina Saralegui, are among its most successful programs in terms of advertising revenues generated. All programs produced by the Network accounted for approximately 40.5% and 44%, respectively, of the Company's gross advertising sales in 1997 and 1998.

    Univision news programming is generally produced either at the Network facility in Miami or the local stations. The Network produces an early evening network newscast seven days per week and a late network newscast, Monday through Friday. All full-power O&Os produce local newscasts that reflect the communities they serve.

    The Company produces a Sunday afternoon sports anthology show and a Sunday night sports wrap-up show. Live sports programming primarily consists of boxing and soccer. The 1998 World Cup soccer coverage broadcast by Univision garnered one of the Company's highest sports ratings. Since 1996, the Company has been televising the Sunday "Game of the Week" for Major League Soccer.

    The Company and Televisa have an agreement to each produce three thirteen-week new non-NOVELA programs. Both Univision and Televisa are required to use commercially reasonable efforts to complete the production of their respective three programs so that such programs were available to commence airing no later than October 31, 1998. The Company is currently broadcasting its three required programs and two of Televisa's required programs. Televisa's third required program is scheduled for production in the first quarter of 1999 and is scheduled to air in the first half of 1999.

PROGRAM LICENSE AGREEMENTS

    Through the Program License Agreements, Univision has the first right until December 2017 to air in the U.S. all Spanish-language programming produced by or for Televisa and Venevision (with certain exceptions). Televisa, which is the world's largest producer of Spanish-language television programs, is the leading media and entertainment company in Mexico with an approximate 77% share of Mexico's viewing audience during 1998. Venevision is Venezuela's leading television network with an approximate 58% share of its viewing audience during 1998. The Program License Agreements provide the Network and Galavision with access to programming to fill up to 100% of their program schedules. Televisa and Venevision programming represented approximately 37% and 13%, respectively, of the Network's non-repeat broadcast hours in 1998.

    The Program License Agreements allow the Company long-term access to Televisa and Venevision programs and the ability to terminate unsuccessful programs and replace them with other Televisa and Venevision programs without paying for the episodes that are not broadcast. Accordingly, the Company has more programs available to it and greater programming flexibility than any of its competitors. This program availability and flexibility has permitted the Company to adjust programming to best meet the tastes of its viewers.

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

THE O&OS

    The Company owned and operated 13 full-power O&Os as of December 31, 1998, 12 of which broadcast Network programming, produce local news and other programming of local importance, cover special events and may acquire programs from other suppliers. UTG acts as the representative of the Univision Affiliates for national spot sales and receives a commission of 15% of net revenues after agency commission in return for such services from its Affiliated Stations. The Company's Bakersfield full-power station is a UPN affiliate. Each of the full-power Network-affiliated O&Os is the leading Spanish-language television station in its DMA.

    A full-power O&O's ability to compete in terms of NSI ratings with the English-language stations in a particular market is a function of the level of Spanish-language use in the DMA which is affected in part by Hispanic Household density. In DMAs where households that speak Spanish at least 50% of the time exceed 15% of all households in the DMA, the full-power O&Os, in general, have audience delivery comparable with the leading English-language network affiliated stations in that DMA. In a DMA where the households that speak Spanish at least 50% of the time is between 10% and 15% of all households in that DMA, the full-power O&Os, in general, have audience delivery comparable with the leading independent stations in the DMA. In a DMA where households that speak Spanish at least 50% of the time is between 5% and 10% of all households in that DMA, the full-power O&Os, in general, have audience delivery comparable with the lower rated independent stations in the DMA. As shown on the following table, two of the full-power O&Os owned by the Company as of November 25, 1998 rank as the top station in their respective DMAs.

    FULL-POWER O&OS' COVERAGE AND RANK AMONG HISPANICS

                                                                                                   UNIVISION
                                      1999 HISPANIC    1999 HISPANIC                                 SHARE
                     DMA RANK          HOUSEHOLDS       POPULATION      HISPANIC     SPANISH-     OF SPANISH-    ADULTS 18 TO 49
                   (BY HISPANIC            (IN              (IN         HOUSEHOLD    LANGUAGE      LANGUAGE      TOTAL AUDIENCE
DMA              HOUSEHOLDS)(A)(B)    THOUSANDS)(B)    THOUSANDS)(B)   DENSITY(C)     USE(D)      VIEWING(E)         RANK(F)
--------------  -------------------  ---------------  ---------------  -----------  -----------  -------------  -----------------
Los Angeles...               1              1,444            5,782           28.1%        20.5%           69%(g)             4
New York......               2              1,004            3,132           14.7         10.9            83                7
Miami.........               3                469            1,337           33.0         29.1            89(h)             1
San
  Francisco...               4                330            1,166           13.9          8.2            83                6
Chicago.......               5                314            1,137            9.9          7.7            86                7
San Antonio...               6                305              986           45.7         23.3            91                5
Houston.......               7                305            1,059           18.3         12.1            90                2
Dallas/Ft.
  Worth.......               8                210              740           10.7          7.0            90                7
Phoenix.......              10                186              639           13.8          8.3            96                7
Albuquerque...              11                185              545           32.6         16.0           100                5
Fresno........              14                169              637           33.7         22.9            93                1
Sacramento....              15                163              569           14.4          8.1           100                6

------------------------

(a) The other DMAs ranked among the top fifteen by number of Hispanic Households are McAllen/ Brownsville (9th), San Diego (12th) and El Paso (13th).

(b) Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 1999 estimates. In deriving its figures, Nielsen only counts persons present in Hispanic Households.

(c) Percentage of total households that are Hispanic Households. Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 1999.

(d) Represents where the Spanish language is spoken at least 50% of the time by adults (includes Spanish Dominant and Bilingual) as a percent of the total DMA Households. Source: Nielsen Enumeration Study 1999, which sets forth demographic attributes of Hispanic population.

(e) Source: NHSI, adults 18 to 49, November 1998, Sunday to Saturday, 7 a.m. to 1 a.m.

(f) Source: NSI, adults 18 to 49, November 1998, Sunday to Saturday, 7 a.m. to 1 a.m.

(g) The Los Angeles market has three full-power Spanish-language television stations.

(h) The Miami market has four Spanish-language television stations.

    Set forth below is information, including ratings and performance information based on most recently available data, for the Company's top six O&Os.

    LOS ANGELES. The Los Angeles DMA has the largest Hispanic population in the U.S., estimated by Nielsen to be 5.8 million people as of the beginning of 1999, and is the second largest U.S. television market overall. Between 1980 and 1990, the Hispanic population of Los Angeles grew approximately seven times faster than its non-Hispanic population. According to the U.S. Census Bureau, 78% of Hispanics in Los Angeles are of Mexican origin. The Hispanic population in Los Angeles represents 38% of that DMA's total population and 20% of the total U.S. Hispanic population.

    The Los Angeles DMA has three Spanish-language, full-power UHF television stations. In November 1998, the Company's Los Angeles O&O, Univision-KMEX, posted a 69% share of the viewers tuned to Spanish-language television from 7 a.m. to 1 a.m. Sunday through Saturday, while Telemundo-KVEA posted a 18% share and KWHY (which only broadcasts in Spanish from 3 p.m. to 11 p.m.) posted a 13% share. Compared to all general market television stations in the November 1998 NSI Report, KMEX was second in adults aged 18 to 34 ratings, as well as third in adults aged 18 to 49 ratings and was sixth in households in the Los Angeles DMA Sunday through Saturday 7 a.m. to 1 a.m. A total of 16 commercial television stations currently operate in the Los Angeles DMA. Some of these stations simulcast their news programs and certain entertainment programs in both English and Spanish. In addition, Nielsen estimates that cable penetration among Hispanic Households in the Los Angeles DMA is 49%.

    NEW YORK. The New York DMA has the second largest Hispanic population in the U.S., estimated by Nielsen to be 3.1 million people at the beginning of 1999, and is the largest U.S. television market overall. The New York Hispanic community tends to be more fragmented into groups from many different Latin American countries, including Puerto Rico, Cuba, the Dominican Republic and Mexico, who have settled in different neighborhoods in the DMA. This fragmentation distinguishes the New York market from Los Angeles and Miami where the Hispanic population is predominantly Mexican and Cuban, respectively. The Hispanic population in New York represents 17% of that DMA's total population and 11% of the total U.S Hispanic population.

    In November 1998, Univision-WXTV was the leading Spanish-language station with a 83% share of the audience watching Spanish-language television (7 a.m. to 1 a.m. Sunday through Saturday). While Univision-WXTV broadcasts full time in Spanish, Telemundo-WNJU broadcasts only 15 hours per day in Spanish Monday through Friday, and less on the weekend. The remainder of time on Telemundo-WNJU is used for paid programming and programs in a variety of other languages. Compared to all general market television stations in the November 1998 NSI Report, WXTV ranked fifth in adults aged 18 to 34 ratings and ranked fourth in adults aged 18 to 49, Sunday through Saturday, 7 a.m. to 1 a.m. A total of 14 commercial television stations service the New York DMA. According to Nielsen, cable penetration among Hispanic Households in the New York DMA is approximately 67%.

    MIAMI. The Miami DMA has the third largest Hispanic population in the U.S., estimated by Nielsen to be 1.3 million people as of the beginning of 1999, and is the sixteenth largest U.S. television market overall. According to the Census Bureau, 56% of Hispanics in Miami are of Cuban origin. The Hispanic population in Miami represents 37% of that DMA's total population and 5% of the total U.S. Hispanic population.

    In November 1998, the Company's Miami O&O, Univision--WLTV, had an 89% share of the audience watching Spanish-language television from 7 a.m. to 1 a.m., Sunday through Saturday. Compared to all general market television stations in the November 1998 NSI Report, WLTV was in first place in adults aged 18 to 49 and adults aged 18 to 34 ratings, and adults aged 25 to 54 ratings and placed first in households in the Miami market Sunday through Saturday, 7 a.m. to 1 a.m.. WLTV is fully competitive with all English-language stations in the Miami DMA in all major dayparts. A total of 14 commercial television stations service the Miami DMA. In addition to Univision--WLTV and Telemundo-WSCV, three other television stations show some Spanish-language programming. According to Nielsen, cable penetration among Hispanic Households in Miami is approximately 68%.

    SAN FRANCISCO. The San Francisco DMA has the fourth largest Hispanic population in the U.S. estimated by Nielsen to be 1.2 million people as of the beginning of 1999; and is the fifth largest television market overall. According to the U.S. Census Bureau, 68% of the Hispanics in San Francisco are of Mexican origin. The Hispanic population of San Francisco represents 19% of the DMA's total population and 4% of the total U.S. Hispanic population.

    In November 1998 the Company's San Francisco O&O, Univision-KDTV, had an 83% share of the audience watching Spanish-language television from 7 a.m. to 1 a.m. Sunday through Saturday. KDTV has one Spanish-language competitor, Telemundo-KSTS. Compared to all general market television stations in the San Francisco DMA in the November 1998 NSI report KDTV ranked sixth among adults aged 18-34 and sixth in adults aged 18-49. KDTV is fully competitive with certain English-language stations in delivering young adult demographics in the San Francisco DMA. A total of 16 commercial television stations service the San Francisco DMA. According to Nielsen the cable penetration among Hispanic Households in San Francisco is approximately 66%.

    CHICAGO. The Chicago DMA has the fifth largest Hispanic population in the U.S., estimated by Nielsen to be 1.1 million people at the beginning of 1999, and is the third largest U.S. television market overall. The Hispanic population in Chicago represents 13% of that DMA's population and 4% of the total U.S. Hispanic population.

    In 1994, the Company acquired an English-language independent television station, WGBO, which it converted to a Spanish-language format on January 1, 1995. In November 1998, Univision-WGBO posted an 86% share of the audience watching Spanish-language television 7 a.m. to 1 a.m., Sunday through Saturday. WGBO has one Spanish-language competitor, Telemundo-WSNS. Compared to all general market television stations in the Chicago DMA in the November 1998 NSI report, WGBO ranked sixth among adults 18-34 and seventh among adults 18-49. WGBO is fully competitive with certain English-language stations in the delivery of young demographics in the Chicago DMA, particularly adults aged 18 to 34. A total of 13 television stations service the Chicago DMA. According to Nielsen, cable penetration among Hispanic Households in Chicago is approximately 48%.

    HOUSTON. Houston has the sixth largest Hispanic population in the U.S., estimated by Nielsen to be 1.1 million people as of the beginning of 1999, and is the eleventh largest U.S. television market overall. The Hispanic population in Houston represents 24% of that DMA's total population and 4% of the total U.S. Hispanic population.

    In 1994, the Company acquired its Affiliated Station, KXLN, in Houston. In November 1998, Univision-KXLN posted a 90% share of the audience watching Spanish-language television 7 a.m. to 1 a.m., Sunday through Saturday. KXLN has one Spanish-language competitor, the Telemundo affiliate KTMD. Compared to all general market television stations in the Houston DMA in the November 1998 NSI Report, KXLN was ranked first in the delivery of adults aged 18 to 34 and second in adults aged 18 to 49, Sunday through Saturday, 7 a.m. to 1 a.m. A total of 14 commercial television stations service the Houston DMA. According to Nielsen, cable penetration among Hispanic Households in Houston is approximately 40%.

    The Company exercises its "must carry" rights in each DMA in which it operates a full-power O&O.

    Univision's eight low-power O&Os are located in Philadelphia, Hartford, Austin, Bakersfield, Tucson, Santa Rosa, Albuquerque and Fort Worth. A low-power station is a low-power broadcast facility that may originate programming and commercial matter but that often transmits programming received from elsewhere (including via satellite). The low-power O&Os, in the aggregate, accounted for approximately 1% of the Company's net revenues in 1998 and approximately 3.0% of the Network broadcast distribution.

ADVERTISING

    The Company's top 10 advertisers for 1998 were Procter & Gamble, AT&T, McDonald's, Sears, MCI Communications, Anheuser Busch, General Motors, Ford Division, Coca Cola and Johnson & Johnson, most of which have substantially increased advertising commitments to the Company since the Acquisition. Since 1994, no single advertiser has accounted for more than 10% of the Company's gross advertising revenues. Approximately 98.2% of Univision's gross revenues for 1998 and approximately 98.5% for 1997 consisted of Network, national spot, local and Galavision advertising revenues.

    None of the O&Os currently receives its proportionate share of advertising revenues commensurate with its audience share. The Company believes that the continued utilization of reliable rating services and the addition of salespeople with extensive general market television and advertising expertise will further enable the Company to demonstrate to advertisers its ability to reach the Hispanic audience, thereby allowing the Company to narrow the gap between its share of advertising revenues and its audience share.

    NETWORK ADVERTISING. Network advertising revenues represented 51.1% and 49.2% of the Company's gross revenues in 1998 and 1997, respectively. The Company attracts advertising expenditures from diverse industries, with advertising for food and beverages, personal care products, automobiles, other household goods and telephone services representing the majority of Network advertising.

    SPOT ADVERTISING. National spot advertising represents time sold to national and regional advertisers based outside a station's DMA. National spot advertising revenues represented 17.6% and 18.3% of the Company's gross revenues for 1998 and 1997, respectively. National spot advertising primarily comes from new advertisers wishing to test a market and advertisers who are regional retailers and manufacturers without national distribution. To a lesser degree, national spot advertising comes from advertisers who have the need to enhance network advertising in a given market. National spot advertising is the means by which most new national and regional advertisers begin marketing to Hispanics.

    LOCAL ADVERTISING. Local advertising revenues are generated by both local merchants and service providers and regional and national businesses and advertising agencies located in a particular DMA. Local advertising revenues represented 29.5% and 31.0% of the Company's gross revenues for 1998 and 1997, respectively.

MARKETING

    The Company increased by 90% the number of its marketing professionals from 146 at December 31, 1994 to 277 at December 31, 1998, including approximately 56 employees hired in connection with the acquisition of the Chicago, Sacramento, Houston, Bakersfield O&Os and Galavision. The Company's account executives are divided into three groups: Network sales; national spot sales; and local sales. The account executives responsible for Network sales target and negotiate with accounts that advertise nationally. The national spot sales force represents Broadcast Affiliates for all sales placed from outside their respective DMAs. The local sales force represents an O&O for all sales placed from within its DMA.

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

    Telemundo is the Company's largest competitor that broadcasts Spanish-language television programming. As of December 31, 1998, Telemundo served 64 markets in the United States as well as the Puerto Rican market, and reached approximately 85% of all Hispanic Households. In most of the Company's DMAs, the Univision Affiliate competes directly with a station owned by or affiliated with Telemundo. In August 1998, a venture formed by Apollo Investment Fund III L.P., Bastion Capital Fund L.P., the Sony Pictures Entertainment unit of Sony Corp. and Liberty Media Corporation acquired Telemundo. The Company cannot predict the effect of such acquisition on Telemundo's competitive position vis-a-vis the Company.

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

EMPLOYEES

    As of December 31, 1998, the Company employed approximately 1,700 full-time employees. At December 31, 1998, approximately 12% of the Company's employees, located in Chicago, Los Angeles, San Francisco and New York were represented by unions.

    The collective bargaining agreements covering the union employees expire at the Chicago O&O in 2000. The Los Angeles O&O has two collective bargaining agreements, one expired in January 1999 and is currently being negotiated and the other agreement expires March 31, 2000. The New York O&O has two collective bargaining agreements which expire May 31, and December 31, 1999 and is currently negotiating one new collective bargaining agreement. In May 1998, the San Francisco O&O completed negotiations on its collective bargaining agreement which expires in May 2002.

    Management believes that its relations with its non-union and union employees, as well as with the union representatives, are good.

FEDERAL REGULATION AND NEW TECHNOLOGIES

    The ownership, operation and sale of TV stations, including those licensed to subsidiaries of the Company, are subject to the jurisdiction of the FCC under authority granted it pursuant to the Communications Act of 1934, as amended (the "Communications Act"). Matters subject to FCC oversight include, but are not limited to, the assignment of frequency bands for broadcast television; the approval of a TV station's frequency, location and operating power; the issuance, renewal, revocation or modification of a TV station's FCC license; the approval of changes in the ownership or control of a TV station's licensee; the regulation of equipment used by TV stations; and the adoption and implementation of regulations and policies concerning the ownership, operation, and employment practices of TV stations. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a TV station for violations of the FCC's rules and regulations.

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

    LICENSE RENEWAL. Under new FCC rules adopted in January 1997 to implement the Telecom Act, television station licenses generally will be issued for an initial period of eight years, subject to renewal upon application therefor. The FCC will ordinarily renew broadcast licenses for the maximum eight-year term (subject to short-term renewals in certain circumstances, such as those involving serious violations of FCC rules by the licensee). These changes apply to all license renewals granted after the date the new rules were adopted (regardless of when the renewal application was filed), as well as retroactively to licenses for which the renewal application was filed on or after October 1, 1995 if the renewal was granted prior to the date the new rules were adopted.

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

    Set forth below are the license expiration dates of each O&O:

                          O&O LICENSE EXPIRATION DATES

DMA                                                                              STATION LICENSE   EXPIRATION DATE
-------------------------------------------------------------------------------  ----------------  ---------------
Albuquerque--Santa Fe..........................................................  KLUZ                   10/01/98(d)
Albuquerque--Santa Fe..........................................................  K48AM(a)               10/01/06
Austin.........................................................................  K30CE(a)                8/01/06(b)
Bakersfield....................................................................  KUVI                   12/01/06
Bakersfield....................................................................  KABE-LP(a)             12/01/06(b)
Chicago........................................................................  WGBO                   12/01/05
Dallas/Fort Worth..............................................................  KUVN                    8/01/06
Dallas/Fort Worth..............................................................  KUVN-LP(a)              8/01/06
Fresno--Visalia................................................................  KFTV                   12/01/06
Hartford & New Haven...........................................................  W47AD(a)                4/01/99(b)(d)
Houston........................................................................  KXLN                    8/01/06
Los Angeles....................................................................  KMEX                   12/01/06
Miami--Fort Lauderdale.........................................................  WLTV                    2/01/05
New York.......................................................................  WXTV                    6/01/99(d)
Philadelphia...................................................................  WXTV-LP(a)              8/01/99(c)
Phoenix........................................................................  KTVW                   10/01/06
Sacramento--Stockton--Modesto..................................................  KUVS                   12/01/06
San Antonio....................................................................  KWEX                    8/01/06
San Francisco--Oakland--San Jose...............................................  KDTV-LP(a)             12/01/06(b)
San Francisco--Oakland--San Jose...............................................  KDTV                   12/01/06
Tucson (Nogales)...............................................................  KUVE-LP(a)             10/18/98(b)

------------------------

(a) Low-power O&O.

(b) This station is subject to displacement from its channel upon the commencement of operations of a digital broadcast station. An application has been filed for permanent authority to operate on an alternate channel; however, one or more other parties have filed similar applications which conflict with the station's displacement application. This matter is pending.

(c) The Philadelphia station has been displaced from its channel by the commencement of operations of a digital broadcast station and is operating on Channel 28 pursuant to a special temporary authorization.

(d) Renewal applications are pending.

    In each case, renewal applications must be filed with the FCC at least four months before the expiration date of the license, and any petitions to deny must be filed at least one month prior to the expiration date. The FCC usually does not act on renewal applications until after the expiration date, and in the interim, the licenses remain in effect. The Company is not aware of any reason why any of its license renewal applications timely filed with the FCC would not be granted.

    OWNERSHIP RESTRICTIONS. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without prior FCC approval. The Communications Act also generally prohibits a licensee from having more than 20% of its capital stock owned or voted by foreign nationals (including entities organized under the laws of a foreign country), foreign governments, or the representatives of either (each a "Foreign Interest"). A licensee may not be organized under the laws of a foreign country. Any company that directly or indirectly controls a broadcast licensee may not have more than 25% of its capital stock owned or voted by Foreign Interests if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision to require an affirmative public interest finding before a broadcast license may be granted to or held by any such licensee that is controlled by a company whose foreign-held capital stock exceeds such 25% benchmark. The FCC has rarely made such an affirmative finding. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As presently organized, the Company complies with the FCC's foreign ownership restrictions. In particular, the Company's Restated Certificate of Incorporation contains provisions that permit the Company to redeem any shares of capital stock, other than Class T and Class V Common Stock, owned by Foreign Interests and to take other actions necessary to ensure its compliance with the foreign ownership restrictions of the Communications Act and related FCC rules.

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

    The FCC has conformed its national television station multiple ownership rules with the Telecom Act. Specifically, a single entity may hold "attributable interests" in an unlimited number of U.S. television stations provided that those stations operate in markets containing cumulatively no more than 35% of the television homes in the U.S. For this purpose, only 50% of the television households in a market are counted towards the 35% national restriction if the owned station is a UHF station (as are the O&Os). An FCC rulemaking is under way to address how to measure audience reach, including whether to alter the "UHF discount," as part of the FCC's biennial review of the broadcast rules mandated by the Telecom Act. None of the Principal Stockholders presently holds attributable interests in any other U.S. television stations.

    The FCC's rules provide that, with certain exceptions, the power to vote or control the vote of 5% or more of the outstanding voting power of a licensee is the test for determining whether an entity has an "attributable interest" in a licensee's stations for purposes of the multiple ownership rules. However, the FCC's rules permit certain passive institutional investors (i.e., qualifying investment companies, insurance companies or bank trust departments) to vote or control the vote of up to 10% of the outstanding voting power of a broadcast company before they will be deemed to have an "attributable interest." In March 1992, the FCC initiated a proceeding to consider, inter alia, proposals (i) to increase the general "attributable interest" threshold to 10% of the outstanding voting power of a broadcast licensee and (ii) to increase the threshold for certain passive institutional investors to 20%. The FCC has taken no final action in that proceeding.

    The FCC has conformed its "dual network rule" with the Telecom Act. Under this new rule, a broadcast licensee may affiliate with an entity that maintains two or more networks of television broadcast stations unless such multiple networks are composed of (i) two or more network entities meeting a specific definition of a network as of February 8, 1996, or (ii) a network meeting such definition and certain other English-language program distribution services. The Network does not fall into either category.

    The Telecom Act also modified the general prohibitions on network-cable cross-ownership so as to permit television networks to own cable systems.

    The statutory prohibition against television station/cable system cross-ownership is repealed in the Telecom Act, but the FCC's parallel cross-ownership rule remains in place. The television station/daily newspaper cross-ownership prohibition in the FCC rules was not repealed by the Telecom Act. The FCC, however, is conducting a proceeding regarding waivers of that restriction.

    FCC rules also preclude the grant of applications for station acquisitions that would result in the creation of new radio-television combinations in the same market under common ownership, or the sale of such a combination to a single party, subject to the availability of a waiver. Under FCC policy, waiver applications that involve radio-television station combinations in the top 50 TV markets where there would be at least 30 separately owned, operated and controlled broadcast licensees after the proposed combination will generally be favorably received. At present, the FCC imposes no limits on the number of radio stations that may be directly or indirectly owned nationally by a single entity.

    In addition, under its "cross-interest" policy, the FCC considers certain "meaningful" relationships among competing media outlets in the same market, even if the ownership rules do not specifically prohibit the relationship. Under this policy, the FCC may consider significant nonattributable equity or debt interests in a media outlet combined with an attributable interest in another media outlet in the same market, joint ventures, and common key employees among competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the "meaningful" relationships between competitors could have a significant adverse effect upon economic competition and program diversity.

    A number of television stations have entered into local marketing agreements ("LMAs"). While these agreements may take varying forms, pursuant to a typical LMA, separately owned and licensed television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately owned stations agree to function cooperatively in terms of programming, advertising sales, etc., subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of LMA is a programming agreement between two separately owned television stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. At present, FCC rules permit television station LMAs, and the licensee of a television station brokering time on another television station is not considered to have an attributable interest in the brokered station. However, in connection with its ongoing rulemaking proceeding regarding the television duopoly rule, the FCC has proposed to adopt rules providing that the licensee of a television station which brokers more than 15% of the time on another television station serving the same market would be deemed to have an attributable interest in the brokered station for purposes of the national and local multiple ownership rules.

    Some television stations have entered into cooperative arrangements commonly known as joint sales agreements ("JSAs"). While these agreements may take varying forms, under the typical JSA, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. The typical JSA also customarily involves the provision by the selling licensee of certain sales, accounting, and "back office" services to the station whose advertising is being sold. The typical JSA is distinct from an LMA in that a JSA (unlike an LMA) normally does not involve programming. The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore does not generally regulate joint sales practices between stations. Currently, stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee. However, in connection with its ongoing rulemaking proceeding concerning the attribution rules, the FCC is considering whether JSAs should be considered attributable interests or within the scope of the FCC's cross-interest policy, particularly when JSAs contain provisions for the supply of programming services and/or other elements typically associated with LMAs.

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

    The FCC's so-called "spot sale rule" prohibits a network from representing its affiliates in the sale of non-network advertising time unless such affiliates are owned by or under common control with the network. In late 1990, the FCC granted a permanent waiver to the Company's predecessor permitting non-owned and operated affiliates of the Network to be represented by the Network in the spot sales market. In 1992, as part of its approval of the Acquisition, the FCC granted the Company's request to extend the permanent waiver of the spot sale rule so as to permit the Network to continue to act as a national sales representative for each Univision Affiliate. Beginning in 1998, the national spot sales team was transferred to Univision Television Group, Inc.

    OTHER MATTERS. Effective January 1, 1990, the FCC reimposed syndicated exclusivity rules and expanded the existing network non-duplication rules. The syndicated exclusivity rules allow local broadcast stations to require that cable television operators black out certain syndicated, non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called superstations, that serve areas substantially removed from the local community). Under certain circumstances, the network non-duplication rule allows local broadcast network affiliates to require that cable television operators black out duplicative network broadcast programming carried on more distant signals.

    The FCC has adopted regulations effectively requiring television stations to broadcast a minimum of three hours per week of programming designed to meet specifically identifiable educational and informational needs, and interests, of children. The FCC has also placed limits upon the amount of commercialization during, and adjacent to, television programming intended for an audience of children ages 12 and under. Present FCC regulations require that each television station licensee appoint a liaison responsible for children's programming. Information regarding children's programming and commercialization during such programming is required to be compiled quarterly and made available to the public. This programming information is also required to be filed with the FCC annually.

    The 1992 Cable Act requires television broadcasters to make an election to exercise either "must-carry" or "retransmission consent" rights in connection with the carriage of television stations by cable television systems in the station's local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on certain channels on cable systems within its market, which, in some circumstances, may be denied. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on and the location and size of the cable system and the amount of duplicative programming on a broadcast station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement.

    ADVANCED TELEVISION TECHNOLOGY. At present, U.S. television stations broadcast signals using the "NTSC" system, named for the National Television Systems Committee, an industry group established in 1940 to develop the first U.S. television technical broadcast standards. The FCC in late 1996 approved a digital television ("DTV") technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This digital television standard will allow the simultaneous transmission of multiple streams of digital data on the bandwidth presently used by a normal analog channel. It will be possible to broadcast one "high definition" channel ("HDTV") with visual and sound quality superior to present-day television or several "standard definition" channels ("SDTV") with digital sound and pictures of a quality slightly better than present television; to provide interactive data services, including visual or audio transmission, or multiple channels simultaneously; or to provide some combination of these possibilities on the multiple channels allowed by DTV. The FCC has already allocated to most existing television broadcasters one additional channel to be used for DTV during the transition between present-day analog television and DTV. Broadcasters will not be required to pay for this new DTV channel, but will be required to relinquish one of their channels when the transition to DTV is complete.

    The FCC presently plans for the DTV transition period to end by 2006; at that time, broadcasters will be required to return their present channels to the FCC. The FCC has already begun issuing construction permits to build DTV stations. The FCC has recently issued regulations with respect to DTV allocations and interference criteria. Other aspects of the DTV regulatory framework have not yet been established. The FCC is expected to apply to DTV the rules applicable to analogous services in other contexts, including those rules that require broadcasters to serve the public interest and may seek to impose additional programming or other requirements on DTV service. While broadcasters will not have to pay for the additional DTV channel itself, the FCC has voted to impose fees upon broadcasters if they choose to use the DTV channel to provide paid subscription services to the public. Neither the Telecom Act nor the Supreme Court decision upholding the "must carry" statute resolves the applicability of the "must carry" rules to DTV; the FCC recently began a proceeding on this issue.

    Under certain circumstances, conversion to DTV operations may reduce a station's geographical coverage area. In addition, the FCC's current implementation plan would maintain the secondary status of low-power stations in connection with its allotment of DTV channels. The FCC has acknowledged that DTV channel allotment may involve displacement of existing low-power stations, particularly in major television markets. Accordingly, the Company's low-power Broadcast Affiliates may be materially adversely affected. The Company has already filed displacement applications seeking new channel allotments for seven of its low-power stations, which will be at least partially displaced by DTV channels. Some of these applications face mutually exclusive applications from other applicants, and there is no assurance that any of these applications will be granted by the FCC.

    In addition, it is not yet clear when and to what extent DTV or other digital technology will become available through the various media; whether and how television broadcast stations will be able to avail themselves of or profit by the transition to DTV; the extent of any potential interference with analog channels; whether viewing audiences will make choices among services upon the basis of such differences; whether and how quickly the viewing public will embrace the cost of the new digital television sets and monitors; or to what extent the DTV standard will be compatible with the digital standards adopted by cable and other multi-channel video programming services. Pursuant to the Telecom Act, the FCC must conduct a ten-year evaluation regarding public interest in advanced television, alternative uses for the spectrum, and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. There can be no assurances as to the answers to these questions or the nature of future FCC regulation.

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

    RECENT DEVELOPMENTS, PROPOSED LEGISLATION AND REGULATION. In November 1998, the FCC released the text of a NOTICE OF PROPOSED RULEMAKING which seeks to fashion a new equal employment opportunities ("EEO") rule. The FCC's former EEO rule as it relates to affirmative action was ruled unconstitutional in 1998 by the U.S. Court of Appeals for the District of Columbia Circuit in LUTHERAN CHURCH--MISSOURI SYNOD v. FCC. Essentially, the FCC's NOTICE seeks to create an "outreach efforts" rule. The NOTICE, among other things, seeks comment on whether broadcasters and cable television system operators should be required to use a minimum number of recruiting sources on both a nationwide and local level when filling job vacancies, and, if so, what that minimum number should be. The proposed EEO rule specifically states that broadcasters are not required to consider race or gender in making hiring decisions. In addition, under the proposed rule, the FCC will no longer compare a broadcast station's workforce to the labor force in its community, nor will it require licensees to engage in such comparisons. This EEO proceeding is currently pending before the FCC.

    The FCC has promulgated a number of regulations prohibiting, with certain exceptions, advertising relating to lotteries and casinos. The U.S. Court of Appeals for the Ninth Circuit recently ruled that the limits on casino advertising are unconstitutional and therefore invalid. The U.S. Supreme Court has declined to review that decision. As a result, the FCC has suspended enforcement of the casino advertising rule in the Ninth Circuit, which includes Washington, Oregon and Montana.

    The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress.

    In late 1998, on reconsideration of its decision earlier that year regarding requirements for closed captioning of video programming, the FCC adopted rules requiring that 100% of all new English-language video programming be closed captioned by January 2006, and all new Spanish-language programming be closed captioned by January 2010. The FCC was required to develop closed captioning rules by the Telecom Act. English and Spanish language programming first exhibited prior to January 1, 1998, is subject to different compliance schedules. In all cases, the FCC's new rules require programming distributors to continue to provide captioning at substantially the same level as the average level of captioning that they provided during the first six months of 1997, even if that amount exceeds the benchmarks applicable under the new rules. Certain station and programming categories are exempt from the closed captioning rules, including stations or programming for which the captioning requirement has been waived by the FCC after a showing of undue burden has been made.

    The Telecom Act requires that any newly manufactured television set with a picture screen of 13 inches or greater be equipped with a feature designed to enable viewers to block all programs with a certain violence rating (the "v-chip"). In an Order adopted March 12, 1998, the FCC required that at least one-half of all television receiver models with screen sizes 13 inches or greater produced after July 1, 1999 have the v-chip technology installed, and that all such television receivers have v-chips by January 1, 2000. The television industry has adopted, effective January 1, 1997, and subsequently revised, August 1, 1997, a voluntarily rating scheme regarding violence and sexual content contained in television programs. The March 12, 1998 order found that the industry scheme meets the standards of the Telecom Act. The Company cannot predict whether the v-chip and a ratings system will have any significant effect on the operations of its business.

    The Satellite Home Viewer Act ("SHVA") permits satellite carriers and direct broadcast satellite carriers to provide to certain satellite dish subscribers a package of network affiliated stations as part of their service offering. This service is not intended to be offered to subscribers who are capable of receiving their local affiliates off the air through the use of conventional rooftop antennas or who have received network affiliated stations by cable within the past 90 days. Furthermore, the package of affiliate stations is intended to be offered only for private home viewing, and not to commercial establishments. The purpose of the SHVA is to facilitate the ability of viewers in so-called "white areas" to receive broadcast network programming when they are unable to receive such programming from a local affiliate, while protecting local affiliates from having the programming of their network imported into their market by satellite carriers. Satellite carriers, however, reportedly have been offering program packages that include the package of network affiliates to large numbers of subscribers residing in the markets of local affiliates. The Courts, the Congress and the FCC have been asked to review the SHVA and the practices of satellite carriers thereunder. The Company cannot predict what changes, if any, to the SHVA or the practices of satellite carriers thereunder may occur as a result. Nor can the Company predict whether the SHVA will be reauthorized upon its expiration.

    Under certain circumstances, broadcast stations currently are required to provide political candidates with discounted air time in the form of lowest unit rates. A number of changes have been proposed before Congress to mandate public service obligations on broadcast stations such as the provision of free or discounted air time for political candidates. The Company is unable to predict the outcome of this debate regarding political advertising and campaign finance reform.

    Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, spectrum use fees, political advertising rates and potential restrictions on the advertising of certain products (for example, hard liquor, beer and wine). Other matters that could affect the Company's broadcast properties include assignment by the FCC of channels for additional broadcast stations or wireless cable systems, as well as technological innovations and developments generally affecting competition in the mass communications industry.

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

ITEM 2. PROPERTIES

    The principal buildings owned or leased by the Company are described below:

                       PRINCIPAL UNIVISION PROPERTIES (1)

                                               AGGREGATE
                                                SIZE OF
                                               PROPERTY             OWNED            LEASE
                                            IN SQUARE FEET           OR            EXPIRATION
LOCATION                                     (APPROXIMATE)         LEASED             DATE
------------------------------------------  ---------------  -------------------  ------------
Miami, FL.................................       174,037       Owned/Leased(2   )   12/31/00(3)
Los Angeles, CA...........................        59,036           Leased            9/30/02(3)
Teaneck, NJ...............................        47,617           Leased            7/31/12(3)
New York, NY..............................        44,805           Leased            6/30/10(3)
Chicago, IL...............................        24,575           Leased            1/31/09(3)

------------------------

(1) For additional information see Note 6 to consolidated financial statements.

(2) Represents two separate properties, of which 131,689 square feet are owned.

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

    The Company believes that its principal properties, whether owned or leased, are suitable and adequate for the purposes for which they are used and are suitably maintained for such purposes. Except for the inability to renew any leases of property on which antenna towers stand or under which the Company leases transponders (neither of which are known risks), the inability to renew any lease would not have a material adverse effect on the Company's financial condition or results of operations since the Company believes alternative space on reasonable terms is available in each city.

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

    The executive officers of the Company as of December 31, 1998 are as follows:

NAME                                  AGE                                POSITION
---------------------------------     ---     --------------------------------------------------------------
A. Jerrold Perenchio.............         68  Chairman of the Board and Chief Executive Officer
Henry Cisneros...................         51  President and Chief Operating Officer
George W. Blank..................         47  Executive Vice President and Chief Financial Officer
Robert V. Cahill.................         67  Vice President and Secretary
Ray Rodriguez....................         47  President and Chief Operating Officer of the Network

------------------------

    Mr. A. Jerrold Perenchio has been the Chairman of the Board and Chief Executive Officer of the Company since the Acquisition in 1992. From December 1992 through January 1997 he was also the Company's President. Mr. Perenchio has owned and been active in Chartwell Partners LLC since it was formed in 1983. Chartwell Partners LLC is an investment firm that is active in the media and communications industry. Mr. Perenchio has over 25 years of experience in the U.S. media and communications industry. During his career, Mr. Perenchio has been the chief executive officer of a number of successful entities involved in the production and syndication of television programming, and from 1975 to 1986 owned and operated Spanish-language television stations in Los Angeles and New York. A. Jerrold Perenchio is John G. Perenchio's father.

    Mr. Henry Cisneros has been Univision's President and Chief Operating Officer since January 1997. From January 1993 through January 1997, Mr. Cisneros was the Secretary of the U.S. Department of Housing and Urban Development. As a member of the President's Cabinet, Secretary Cisneros was assigned America's housing and community development portfolio. Before joining the cabinet, he was Chairman of Cisneros Asset Management Company, a fixed income money management firm operating nationally. In 1981, Mr. Cisneros became the first Hispanic mayor of a major U.S. city when he was elected Mayor of San Antonio, the nation's 10th largest city, where he served four terms until 1989. Mr. Cisneros has served as President of the National League of Cities, Chairman of the National Civic League, Deputy Chair of the Federal Reserve Bank of Dallas, and as a board member of the Rockefeller Foundation. After an investigation by an Independent Counsel, Mr. Cisneros was accused in a federal indictment in December 1997 of violating certain federal statutes. Mr. Cisneros is accused of making false statements, obstructing justice, and conspiring to mislead in connection with his appointment as Secretary of the U.S. Department of Housing and Urban Development. Mr. Cisneros was arraigned on January 8, 1998 and pled not guilty. Mr. Cisneros has informed the Company that he will defend himself vigorously. Henry Cisneros is not related to Gustavo Cisneros.

    Since the Acquisition in 1992, Mr. Blank has been Executive Vice President and Chief Financial Officer of UTG and, since 1995, Chief Financial Officer of the Network. Mr. Blank joined Hallmark Cards Incorporated in March 1987 as a consultant. In September 1987, he became Vice President, Finance and Chief Financial Officer of Univision Holdings, Inc., the Company's predecessor ("UHI").

    Mr. Cahill has been the Secretary and a Vice President of the Company since the Acquisition in 1992. Mr. Cahill has been Executive Vice President and General Counsel of Chartwell Partners, an affiliate of Perenchio, since 1985. While at Chartwell Partners, he has also been the Vice President of various other corporations and partnerships affiliated with Perenchio that, among other things, engage in businesses in the media and communications industry. Mr. Cahill has been an associate of Mr. Perenchio for over 25 years.

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

                                                                                                   PRICE RANGE
                                                                                               --------------------
                                                                                                 HIGH        LOW
                                                                                               ---------  ---------
1997
                                                                                               $18
  First Quarter..............................................................................  11/16      $15 7/8
                                                                                               $19
  Second Quarter.............................................................................  13/16      $16 1/4
  Third Quarter..............................................................................  $29 1/2    $19 3/8
                                                                                               $35
  Fourth Quarter.............................................................................  11/16      $25 3/4

1998
  First Quarter..............................................................................  $42        $34
                                                                                               $39
  Second Quarter.............................................................................  13/16      $30 3/8
  Third Quarter..............................................................................  $39 3/4    $26
  Fourth Quarter.............................................................................  $36 3/8    $21 1/16

    (B) HOLDERS

    At January 29, 1999, the approximate number of stockholders of record of the Company's Class A Common Stock was 119.

    (C) CASH DIVIDENDS

    No cash Common Stock dividends were distributed during 1998 by the Company. The Company has never declared or paid dividends on its Common Stock. The New Bank Facility restricts the payment of cash dividends on the Common Stock. In addition to any other approval required by law, the approval of a majority of the Class T Directors and a majority of the Class V Directors elected by Televisa and Venevision, the holders of Class T and Class V Common Stock, respectively, is required for the Company to pay any dividends on the Common Stock. Since dividends are not payable on the warrants held by each of Televisa and Venevision, such approval is unlikely so long as such warrants are held by Televisa and Venevision. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

    Presented below is the selected historical financial data of Univision Communications Inc.:

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER-SHARE DATA)

                                                     1998         1997         1996        1995       1994
                                                  -----------  -----------  -----------  ---------  ---------
INCOME STATEMENT DATA (FOR THE YEARS ENDED
  DECEMBER 31):
Net revenues....................................  $   577,053  $   459,741  $   244,858  $ 173,108  $ 139,007
Direct operating expenses.......................      220,918      159,619       58,443     30,774     24,201
Selling, general and administrative expenses....      160,543      137,070       79,818     64,973     49,223
Depreciation and amortization...................       64,438       58,640       39,516     33,506     31,719
                                                  -----------  -----------  -----------  ---------  ---------
Operating income................................      131,154      104,412       67,081     43,855     33,864
Interest expense................................       35,830       40,147       41,691     40,222     37,246
Amortization of deferred financing costs........        1,677        1,630        2,934      3,925      5,419
Special bonus award.............................       42,608           --           --         --         --
Equity loss in unconsolidated affiliate.........          764           --           --         --         --
Non-recurring expense (reversal) of acquired
  station.......................................           --       (1,059)          --      1,750         --
Minority interest in net (income) loss of
  consolidated subsidiary.......................           --           --       (1,851)     7,346     (1,202)
                                                  -----------  -----------  -----------  ---------  ---------
Income (loss) before taxes and extraordinary
  loss on extinguishment of debt................       50,275       63,694       24,307     (9,388)    (7,599)
Provision (benefit) for income taxes............       40,348      (19,465)       5,714         --        140
                                                  -----------  -----------  -----------  ---------  ---------
Income (loss) before extraordinary loss on
  extinguishment of debt........................        9,927       83,159       18,593     (9,388)    (7,739)
Extraordinary loss on extinguishment of debt
  (net of tax benefit of $5,485 in 1996)........           --           --       (8,228)      (801)    (4,321)
                                                  -----------  -----------  -----------  ---------  ---------
Net income (loss)...............................        9,927       83,159       10,365    (10,189)   (12,060)
Preferred stock dividends.......................         (606)        (561)          --         --         --
                                                  -----------  -----------  -----------  ---------  ---------
Net income (loss) applicable to common
  stockholders..................................  $     9,321  $    82,598  $    10,365  $ (10,189) $ (12,060)
                                                  -----------  -----------  -----------  ---------  ---------
                                                  -----------  -----------  -----------  ---------  ---------

EARNINGS PER SHARE AVAILABLE TO COMMON
  STOCKHOLDERS (A)
  Basic Earnings Per Share
    Income (loss) before extraordinary loss.....  $      0.11  $      0.97  $      0.22  $   (2.06) $   (1.70)
    Net income (loss)...........................  $      0.11  $      0.97  $      0.12  $   (2.24) $   (2.65)
    Weighted average common shares
      outstanding...............................   86,640,888   85,238,518   85,224,360  4,560,210  4,560,210
  Diluted Earnings Per Share
    Income (loss) before extraordinary loss.....  $      0.09  $      0.71  $      0.16  $   (2.06) $   (1.70)
    Net income (loss)...........................  $      0.09  $      0.71  $      0.09  $   (2.24) $   (2.65)
    Weighted average common shares
      outstanding...............................  116,209,052  116,345,337  115,589,660  4,560,210  4,560,210

OTHER DATA
Broadcast cash flow.............................  $   208,377  $   174,278  $   114,495  $  83,413  $  69,274
EBITDA..........................................      195,592      163,052      106,597     77,361     65,583

BALANCE SHEET DATA (AT END OF YEAR)
Current assets..................................  $   153,991  $   138,754  $   111,790  $  55,023  $  42,629
Total assets....................................      938,329      967,755      884,367    545,902    565,856
Current liabilities.............................      152,891      144,029      120,350    131,264    127,550
Long-term debt..................................      377,435      460,830      498,137    249,840    316,661
Related party debt..............................           --           --           --    112,381     70,722
Sponsor Loans...................................           --           --           --    108,361     60,482
Minority interest...............................           --           --           --     19,059     11,713
Stockholders' equity (deficit)..................      394,648      346,229      262,207    (77,057)   (29,171)

------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-K
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. In particular, Note 1 (ORGANIZATION AND ACQUISITION) to the Consolidated Financial Statements explains the acquisition of the Network on October 2, 1996, and presents the 1996 results of operations of the Company (Univision Communications Inc. and its subsidiaries) on a pro forma basis, as if the 1996 acquisition of the Network and related Reorganization had occurred as of January 1, 1996.

RESULTS OF OPERATIONS

    For the twelve months ended December 31, 1998 and 1997, and from October 3, 1996, to December 31, 1996, the Company's results include the operations of the Network, and as a result, revenues, expenses and other items include the Network for these periods. Consequently, significant variances exist when the results for 1997 are compared to 1996. Accordingly, management's discussion and analysis of results of operations for this period has been presented on a historical basis and, in addition, on a pro forma basis as described above. Furthermore, results of operations for 1996 include the pro forma impact of adjustments for interest expense, amortization of Network goodwill and acquisition-related financing costs, and related income tax benefits. The pro forma 1996 results of operations are not necessarily indicative of what would have occurred if the Network acquisition had taken place on January 1, 1996.

    As a result of the Reorganization, the Company's major assets are its investments in the Univision Television Group ("UTG") and the Network, from which substantially all of its revenues are derived. UTG's net revenues are derived from the owned-and-operated stations (the "O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. The Network's net revenues include gross advertising revenues generated from the sale of Network advertising, net of agency commissions and station compensation to the Affiliated Stations as well as subscriber fees. Also included in net revenues are Galavision's gross advertising revenues, net of agency commissions, its subscriber fee revenues and miscellaneous revenues.

    Direct operating expenses consist of programming, news and general operating costs.

YEAR ENDED DECEMBER 31, 1998 ("1998"), COMPARED TO YEAR ENDED DECEMBER 31, 1997
  ("1997")

    REVENUES. Net revenues increased to $577,053,000 in 1998 from $459,741,000 in 1997, an increase of $117,312,000 or 25.5%. The Network accounted for $57,547,000 or 49.1% of the increase, and the O&Os and Galavision accounted for $56,538,000 or 48.2% and $3,227,000 or 2.7%, respectively. The O&Os' increase, which was due to an increase of approximately 9% in the number of spots sold and an 11% increase in the price for advertising spots, was primarily derived from Los Angeles, New York, Miami and Houston, with additional increases at all other O&Os except for San Antonio. The Network's increase is due primarily to an increase of approximately 45% in the average price of advertising spots, offset in part by a decrease in volume of approximately 11%. The large price increase over last year was due in part to the rates for advertising spots in the 1998 World Cup games. Excluding the World Cup, average prices at the Network increased by 33%.

    EXPENSES. Direct operating expenses, which include corporate charges of $306,000 and $232,000 in 1998 and 1997, respectively, increased to $220,918,000 in 1998 from $159,619,000 in 1997, an increase of

$61,229,000 or 38.4%. The increase is due primarily to World Cup costs of $27,443,000 and higher license fees paid or payable to Televisa and Venevision of $17,759,000. As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.7% in 1998, exclusive of World Cup revenues, which are not subject to the license fee. In 1998, the morning show, DESPIERTA AMERICA, which began airing mid-April 1997, accounted for approximately $1,457,000 of the increase in programming costs over 1997. The new programs associated with the Company's non-NOVELA production agreement with Televisa accounted for approximately $2,712,000 of the increase in programming costs over 1997. In addition, programming costs increased by approximately $2,300,000 due to the introduction of new children's programming, timing of special events programming, and the development of other entertainment programming. The remainder of the increase is primarily due to higher technical and news costs of $6,610,000, which includes $634,000 from the operation of the Sacramento station acquired in March 1997 and the Bakersfield station acquired in October 1997. As a percentage of net revenues, direct operating expenses increased from 34.7% in 1997 to 38.3% in 1998.

    Selling, general and administrative expenses, which include corporate charges of $12,479,000 and $10,994,000 in 1998 and 1997, respectively, increased to $160,543,000 in 1998 from $137,070,000 in 1997, an increase of $23,473,000 or
17.1%. The addition of the Sacramento and Bakersfield stations accounted for $2,422,000 of the increase. The remaining increases are due in large part to increased selling costs of $6,517,000, associated with increased sales, staff levels and compensation costs and increased research costs of $3,443,000 primarily related to the renewal of the Nielsen contracts, all of which are consistent with the Company's strategy of investing in sales management and research. The Company also had increased costs of approximately $2,350,000 related to its retirement savings plan due to an increase in the Company's matching contribution, increased promotional costs of $1,986,000 primarily related to increased advertising and increased Year 2000 costs of approximately $900,000. In addition, a decrease in costs resulted from a 1997 one-time charge of $2,977,000 associated with management changes. As a percentage of net revenues, selling, general and administrative expenses decreased from 29.8% in 1997 to 27.8% in 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $64,438,000 in 1998 from $58,640,000 in 1997, an increase of $5,798,000 or 9.9%.
The increase is due primarily to an increase in depreciation related to increased capital expenditures.

    OPERATING INCOME. As a result of the above factors, operating income increased to $131,154,000 in 1998 from $104,412,000 in 1997, an increase of
$26,742,000 or 25.6%. As a percentage of net revenues, operating income was 22.7% in both 1997 and 1998.

    INTEREST EXPENSE. Interest expense decreased to $35,830,000 in 1998 from $40,147,000 in 1997, a decrease of $4,317,000 or 10.8%. The decrease is due primarily to lower bank borrowings during 1998 as compared to 1997.

    SPECIAL BONUS AWARD. On May 13, 1998, a major stockholder contributed 1,354,665 shares of Class P Common Stock to the Company, which were converted to Class A Common shares and placed in the Company's treasury. On May 27, 1998, under the Univision Communications Inc. 1998 Stock Bonus Plan, the Company granted 890,614 shares of Class A Common Stock to selected employees. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings remitted by the Company of $14,999,000, as well as an increase to paid-in-capital of $45,011,000. The net income effect on the twelve months ended December 31, 1998, was a reduction of $29,084,000, net of the $13,524,000 related tax benefit. The tax benefit was reduced by $3,493,000 due to the effect of non-deductible excess compensation of $8,541,000. The Company has retained the remaining 464,051 shares, with a value of $17,402,000, in its treasury. Consistent with broadcast industry reporting, broadcast cash flow and EBITDA exclude the total amount of this special bonus award of $42,608,000.

    PROVISION (BENEFIT) FOR INCOME TAXES. In 1998, the Company reported an income tax provision of $40,348,000, representing $9,937,000 of current tax expense and $30,411,000 of deferred tax expense. The Company's total effective tax rate of 80.3% is higher than the federal statutory rate of 35.0% due to state and local income taxes and the effect of permanent non-deductible expenses such as goodwill amortization and compensation. Excluding the impact of the special bonus award, the Company would have reported an income tax provision of $53,872,000 in 1998. The difference of $13,524,000 is the current tax benefit of the special bonus award. Due to the fixed nature of the permanent differences, had the special bonus award not occurred, pre-tax income would have increased and the effective tax rate for the year would have been approximately 58.0%. In 1997, the Company reported an income tax benefit of $19,465,000. Excluding a non-recurring tax benefit of $56,120,000 and the tax benefit of $1,681,000 related to the one-time charge of $2,977,000, the Company would have reported an income tax provision of $38,336,000 in 1997 and an effective tax rate of 57.5%.

    NET INCOME. As a result of the above factors, 1998 resulted in net income of $9,927,000 compared to net income of $83,159,000 in 1997, a decrease of $73,232,000. On a comparable basis, excluding the special bonus award from 1998 and adjusting 1997 for the impact of the non-recurring tax benefit and the one-time charge, net income would have increased by 37.7% to $39,011,000 in 1998 from $28,335,000 in 1997.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $208,377,000 in 1998 from $174,278,000 in 1997, an increase of $34,099,000 or 19.6%. As a percentage of net revenues, broadcast cash flow decreased from 37.9% in 1997 to 36.1% in 1998.

    As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.7% in 1998, exclusive of World Cup revenues, which are not subject to the license fee. Had the revised license fee been in effect in 1997, the license fee would have increased by $7,072,000 and broadcast cash flow would have been $167,206,000 in 1997. On a year-to-year basis, broadcast cash flow would have increased by $41,171,000 or 24.6%, from $167,206,000 in 1997 to $208,377,000 in 1998. As a percentage of net revenues, broadcast cash flow would have decreased from 36.4% in 1997 to 36.1% in 1998.

    CORPORATE CHARGES. Corporate charges increased to $12,785,000 in 1998 from $11,226,000 in 1997, an increase of $1,559,000 or 13.9%. The increase is primarily due to costs associated with salary and benefits. As a percentage of net revenues, corporate charges decreased from 2.4% in 1997 to 2.2% in 1998.

    EBITDA.  EBITDA increased to $195,592,000 in 1998 from $163,052,000 in 1997, an increase of $32,540,000 or 20%. As a percentage of net revenues, EBITDA decreased from 35.5% in 1997 to 33.9% in 1998.

    As explained in BROADCAST CASH FLOW, had the revised license fee been in effect in 1997, the license fee would have increased by $7,072,000 and EBITDA would have been $155,980,000 in 1997. Thus EBITDA would have increased by $39,612,000 or 25.4% from $155,980,000 in 1997 to $195,592,000 in 1998. As a percentage of net revenues, EBITDA would have been 33.9% in both 1997 and 1998.

YEAR ENDED DECEMBER 31, 1997 ("1997") COMPARED TO YEAR ENDED DECEMBER 31, 1996
  ("1996")

    The following table sets forth selected data from the operating results of the Company for the twelve months ended December 31, 1997 and 1996 on a historical basis and a pro forma basis (unaudited) (in thousands):

                                           HISTORICAL
                                      --------------------       %       HISTORICAL  PRO FORMA        %
                                        1997       1996      INCREASE      1997        1996       INCREASE
                                      ---------  ---------  -----------  ---------  -----------  -----------
Net revenues........................  $ 459,741  $ 244,858        87.8%  $ 459,741   $ 370,289         24.2%
Direct operating expenses...........    159,619     58,443       173.1%    159,619     122,510         30.3%
Selling, general and administrative
  expenses..........................    137,070     79,818        71.7%    137,070     107,664         27.3%
Depreciation and amortization.......     58,640     39,516        48.4%     58,640      55,049          6.5%
                                      ---------  ---------       -----   ---------  -----------         ---
Operating income....................  $ 104,412  $  67,081        55.7%  $ 104,412   $  85,066         22.7%
                                      ---------  ---------       -----   ---------  -----------         ---
                                      ---------  ---------       -----   ---------  -----------         ---

Other Data:
  Broadcast cash flow...............  $ 174,278  $ 114,495        52.2%  $ 174,278   $ 149,711         16.4%
  Corporate charges.................     11,226      7,898        42.1%     11,226       9,596         17.0%
                                      ---------  ---------       -----   ---------  -----------         ---
  EBITDA............................  $ 163,052  $ 106,597        53.0%  $ 163,052   $ 140,115         16.4%
                                      ---------  ---------       -----   ---------  -----------         ---
                                      ---------  ---------       -----   ---------  -----------         ---

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

    PROVISION (BENEFIT) FOR INCOME TAXES. In 1997, the Company reported an income tax benefit of $19,465,000 compared to an income tax provision of $5,714,000 in 1996. On a pro forma basis, the Company reported an income tax provision of $7,728,000 in 1996. The 1997 tax benefit results from the recognition of deferred tax assets that management believes, more likely than not, will be realized due to the Company's generating income in its current and future periods. The provision for income taxes included in the 1996 pro forma income statement is based on an effective tax rate of 40%. This tax provision, presented on a pro forma basis, is offset by an income tax benefit arising from the January 1, 1996, loss on extinguishment of debt (see Extraordinary Loss).

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

    As a result of the Initial Offering in September 1996 and the Company's subsequent corporate Reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 9.8% of net revenues in 1996 to 13.0% in 1997. Had the revised license fee been in effect in 1996, the license fee would have increased by $12,976,000 and broadcast cash flow would have been $136,735,000 in 1996. On a year-to-year basis, broadcast cash flow would have increased by $37,543,000 or 27.5% from $136,735,000 in 1996 to $174,278,000 in 1997. As a percentage of net revenues, broadcast cash flow would have increased from 36.9% in 1996 to 37.9% in 1997.

    CORPORATE CHARGES. Corporate charges increased to $11,226,000 in 1997 from $7,898,000 in 1996, an increase of $3,328,000 or 42.1%. The acquisition of the Network accounted for $2,144,000 or 64.4% of the increase, and the O&Os accounted for $1,184,000 or 35.6%. Had the Network been owned since January 1, 1996, corporate charges would have been $9,596,000 in 1996 compared to $11,226,000 in 1997, an increase of $1,630,000 or 17.0%. The increase is primarily due to costs associated with being a public company and increased staffing costs. As a percentage of net revenues, corporate charges would have decreased from 2.6% in 1996 to 2.4% in 1997.

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

    As explained in BROADCAST CASH FLOW, had the revised license fee been in effect in 1996, the license fee would have increased by $12,976,000 and pro forma EBITDA would have been $127,139,000 in 1996. Thus EBITDA would have increased by $35,913,000 or 28.2%, from $127,139,000 in 1996 to $163,052,000 in
1997. As a percentage of net revenues, pro forma EBITDA would have increased from 34.3% in 1996 to 35.5% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include those of UTG, the Network and Galavision, totaled $40,984,000 in 1998 and $35,199,000 in 1997. These amounts exclude the capitalized transponder lease obligations of the Network. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of upgrading its management information systems infrastructure and is expected to upgrade two of its television station facilities during 1999. In conjunction with the Company's non-NOVELA production agreement with Televisa, the Network is expanding its production facilities. Furthermore, during the next few years, the Company also will make an investment in digital technology. The amount of this investment has not been quantified, as the Company is in the process of determining its available options. Capital spending in 1999, including a carryover from 1998 of approximately $13,500,000 due to timing of certain projects, will approximate $45,000,000. In 2000, the Company will begin preparation for the relocation and build-out of its flagship station in Los Angeles. The estimated costs and the form of this transaction will be determined during 1999. Capital spending in 2000 will be approximately $30,000,000, exclusive of the relocation and build-out of the Los Angeles station. Capital spending in 2001 and 2002 is expected to approximate $25,000,000 per year.

    At December 31, 1998, the Bank Facility consisted of a $301,000,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $200,000,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date. Furthermore, the Bank Facility permits the lenders thereunder to advance up to an additional $250,000,000 of term loans (the "Incremental Facility"), although the Company has not requested and there are no commitments at this time to lend any such additional amounts. At December 31, 1998, the Company had approximately $418,000,000 available to borrow through a combination of its Revolving Credit Facility and Incremental Facility.

    The Term Facility amortizes quarterly, with $46,000,000 required to be repaid during 1999. During 1998, the Company repaid $49,000,000. In addition, in the first quarter of 1998, the Company made a $10,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1997 operating results. The payment was funded by an increase in the Revolving Credit Facility and subsequently repaid within the quarter with cash from operations. In the first quarter of 1999, the Company will make a $20,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1998 operating results. The payment is expected to be funded by an increase in the Revolving Credit Facility and repaid during 1999 with cash from operations. The Revolving Credit Facility has scheduled reductions in availability of $2,500,000 per quarter during 1999. If any loans are made available under the Incremental Facility, such loans will be amortized beginning on March 31, 1999, and are required to be repaid in full on or before August 31, 2004.

    Loans made under the Bank Facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. Furthermore, there are no interest rate margins applicable to prime rate loans. At December 31, 1998, the interest rate applicable to the Company's Eurodollar loans was approximately 6.00%, which includes an interest rate margin cost of 0.35%, and the interest rate applicable to all prime rate loans was 7.75%.

    The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's Eurodollar loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a mimimun. Based on the Company's overall interest rate exposure on its Eurodollar loans at December 31, 1998, a change of 10% in interest rates would have an approximately $2,000,000 impact on pre-tax earnings and pre-tax cash flows over a one-year period.

    The Company expects to explore acquisition opportunities in both Spanish-language television and other media to complement and capitalize on the Company's existing business and management. The purchase price for such acquisitions may be paid (i) with cash derived from operating cash flow, proceeds available under the Bank Facility or proceeds from future debt or equity offerings, (ii) with equity or debt securities of the Company or (iii) with any combination thereof.

    As a result of net operating loss carryforwards attributable to the Acquisition, net operating losses since the Acquisition, tax consequences of the Reorganization, other timing differences and subsequent book taxable income, the Company has available a deferred tax asset of approximately $22,635,000 to offset future taxes payable arising from operations. In addition, at December 31, 1998, the Company had approximately $479,419,000 of net remaining intangible assets that will be expensed over the next 20 years for financial reporting purposes and will not be deductible for tax purposes.

    In 1998, a joint venture between the Company and Home Shopping Network Capital LLC formed Home Shopping Network En Espanol LLC. The joint venture has created a live, Spanish-language television shopping service intended for distribution in the United States, Latin America, Portugal and Spain. On March 30, 1998, Home Shopping Network En Espanol LLC began broadcasting three hours of programming seven days a week on Galavision, the Company's Spanish-language cable network. Under the terms of the agreement, the Company and Home Shopping Network Capital LLC have approximately equal interest in the joint venture. The Company's annual contribution to the joint venture during 1998 was $831,000. The annual capital contributions estimated to be required to be made by each party under the agreement are $3,500,000 in 1999 and $1,669,000 in 2000, with a maximum capital contribution limit of $6,000,000 over a five-year period. The Company accounts for its investment in Home Shopping Network En Espanol LLC under the equity method. No assurance can be given that the joint venture will be successful.

    YEAR 2000 ISSUES

    Like most businesses today, the Company is reliant on computer systems and other electronic and mechanical technologies in carrying out its operations and managing its resources. Some of the Company's operations, such as signal distribution and television audience ratings, are either carried out through or supported by third parties, while approximately 50% of the Company's programming is sourced from third parties. Approximately 79% of Univision's programming distribution (including commercial spots) is provided through its O&Os with the remainder provided via its broadcast and cable affiliates. Except for the Network and its Fresno, Miami, Phoenix, Sacramento and San Antonio O&Os, which are located in Company-owned properties, all other operations are situated in facilities leased from and maintained by third parties.

    The Company's business is primarily contracted through advertising agencies and to a lesser degree from direct local market advertisers (collectively, "Advertisers"). No single Advertiser represents more than 10% of the Company's advertising revenues.

    The sales order entry and Nielsen rating systems used by the Company are mainframe-based. These systems are owned and maintained by third-party vendors and located in such vendors' facilities. The remaining computer systems of the Company are not mainframe-based and use standard industry-specific software applications. The Year 2000 issue results from computer software programs written to use two digits rather than four to define the applicable year. Certain of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. Computer programs used by the Company's Suppliers (as defined below) may experience the same date-recognition issues. If this occurs, the potential exists for computer system failures or miscalculations by computer programs used by the Company and its Suppliers, which could cause disruption of the Company's operations.

    Through its Year 2000 Project Office ("Project Office"), the Company continues its effort to assess its Year 2000 readiness as well as that of its Advertisers, satellite service providers, programming suppliers, broadcast affiliates, Nielsen rating service, landlords, and vendors and other suppliers that may be critical to the Company's business (collectively, "Suppliers" unless the context indicates otherwise). The Project Office is staffed with the Company's two principal engineers and representatives from management information systems and from the legal, risk management, finance, and operations departments. An independent consulting firm with broadcasting systems integration experience assisted with the assessment phase of the Company's Year 2000 program. Such firm is assisting the Company with the verification efforts of its broadcasting systems and equipment.

    In addressing its Year 2000 readiness, the Company has been engaged in a five-part program that consists of the following:

    - Assessment. This phase is three-fold. Part one is the location and identification of all computer systems, software products, building systems and equipment (with embedded systems) used within each operational unit of the Company (the "Systems Inventory"). Part two is the identification of mission-critical systems within each of the operational units. Part three is the evaluation (including communicating with manufacturers with respect to their equipment) of systems to determine whether such systems will be able to process data before, on and after January 1, 2000. Mission-critical systems have been given priority in the evaluation process.

    - Corrective Action. Systems and equipment that are non-compliant are being retired, repaired or replaced. Mission-critical items are being given priority.

    - Verification. Corrective measures are to be verified by both current-date and future-date testing. Any necessary remedial action identified during this phase will be taken and verified. Mission-critical items are being given priority.

    - Communications. The Company implemented a communication program with its Suppliers (1) to understand their Year 2000 issues, (2) to determine how such issues could impact the Company's operations and (3) to determine the Suppliers' Year 2000 mitigation plans to address or manage the issues that relate to the Company's business and, with respect to landlords, the leased facilities.

    - Contingency Plans. Contingency plans are being formulated to continue Network and O&O broadcasting operations without interruption prior to, during and after January 1, 2000.

    Although work on the different parts of the Year 2000 program has been taking place concurrently, the primary focus is on corrective action and verification activities, particularly with respect to equipment (computer and mechanical technology) that is critical to the Company's broadcasting operations (signal, programming and commercial spot distribution on its Network and O&Os). The assessment of equipment critical to the Company's broadcasting operations was completed in December 1998. The targeted date for the completion of all phases of the Year 2000 program is September 30, 1999, subject to Suppliers' responsiveness to the Company's inquiries of their Year 2000 issues and timely delivery of certain Year 2000 compliant software. Verification activities began in 1998 and will continue through 1999. The Company's contingency plans are expected to be completed by the end of April 1999.

    Based on the work completed through March 9, 1999, on the Year 2000 program:

    - All of the equipment critical to the distribution of our broadcast signal (without content) and for the insertion and delivery of content has been Year 2000 assessed. Approximately 80% of the corrective work identified in the assessment phase has been completed with remainder scheduled for completion by May 31, 1999, subject to the timely availability of Year 2000 software solutions from broadcast equipment vendors. The Company's major satellite provider informed the Company in August 1998 that the satellite carrying the Network feed has been tested and is Year 2000 ready. The satellite provider notified the Company in February 1999 that it expects to complete corrective work and testing on the corresponding satellite ground system by June 1, 1999.

    - The systems critical to our sales, marketing and research operations have been assessed. Corrective work identified in the assessment phase continues with expected completion by September 30, 1999.

    - The systems used in our administrative operations or by our outside service providers (finance, payroll, benefits administration) have been assessed. Corrective work identified in the assessment phase continues with expected completion by April 30, 1999.

    - The assessment efforts of our facilities' infrastructures (owned and leased combined) is expected to continue through September 30, 1999. Corrective work identified on Company-owned communications, LAN and desktop systems is being undertaken concurrently with the assessment activities and is 70% complete. The assessment of HVAC, elevators, security and other building systems in Company-owned facilities is more than 80% complete, with corrective work in progress. Management companies of leased facilities have not been as responsive as other Suppliers to the Company's Year 2000 readiness requests, and efforts to obtain such information are continuing.

    - Of the total corrective work identified for all phases of our program, approximately 30% has been completed. Capital as well as personnel and non-personnel costs related to the Year 2000 program have not been material. Although additional remedial and verification activities remain to be completed, the Company does not expect that the future costs related to the Company's internal Year 2000 issues will have a material impact on the Company's operations, subject to completion of the corrective work and contingency planning phases and the availability of solutions from Suppliers. The Company will fund the costs to resolve its Year 2000 issues primarily from its operating cash flow and, if necessary, proceeds available under its Bank Facility.

    The Company expects that its Systems will be fully operational and will not cause any material disruptions because of Year 2000 issues. Because of the uncertainties associated with assessing the preparedness of Suppliers, there is a risk of a material adverse effect on the Company's future results of operations if the Company's Suppliers are not capable of correcting their Year 2000 issues. The Company's major risk centers around its ability to transmit the Network and O&Os' broadcast signals and satisfy the contractual commitments to air the commercial spots of its Advertisers. The Company's contingency planning process is addressing these risks.

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

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements (as defined under federal securities laws) made by or on behalf of the Company. The Company and its representatives from time to time may make certain verbal or written forward-looking statements regarding the Company's performance, or events or developments the Company expects to occur or anticipates occurring in the future. Information contained in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "will," "expects," "believes," "anticipates," "estimates," or "plans," or the negative thereof or other variations thereon or comparable terminology. All such statements are based upon current expectations of the Company and involve a number of business risks and uncertainties. Actual results could vary materially from anticipated results described in any forward-looking statement. Factors that could cause actual results to vary materially include, but are not limited to, a lack of increase in advertisers' spending on Univision, a decrease in the supply or quality of programming, an increase in the cost of programming, a decrease in Univision's ratings or audience share, an increase in preference among Hispanics for English-language television, competitive pressures from other television broadcasters and other entertainment and news media (some of whom use Televisa programming), the potential impact of new technologies, changes in regional or national economic conditions, Year 2000 issues and regulatory and other obstacles to making acquisitions. Results actually achieved thus may differ materially from expected results in these statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is included in the "Liquidity and Capital Resources" section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-1 through F-29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information relating to directors required by this item will be contained under the captions "Board Of Directors" and "Election Of Directors" in a definitive Proxy Statement which the registrant will file with the Securities and Exchange commission not later than 120 days after December 31, 1998 (the "Proxy Statement"), and such information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management " in the Company's Proxy Statement, and such information is incorporated herein by reference.

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

(A) EXHIBITS

  EXHIBIT
  NUMBER                DESCRIPTION
-----------             ---------------------------------------------------------------------------------------------------
       2.1          (8) Agreement and Plan of Reorganization dated as of September 25, 1996

       3.1          (7) Amended and Restated Certificate of Incorporation of the Company

       3.2          (7) Amended and Restated Bylaws of the Company

       3.3         (11) Certificate of Amendment of Restated Certificate of Incorporation of the Company

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

      10.2          (8) Registration Rights Agreement dated as of October 2, 1996

      10.3          (7) 1996 Performance Award Plan

      10.4          (6) Employment Agreement dated as of January 1, 1995, between Univision Television Group, Inc. and
                        George W. Blank

      10.5          (6) Amended Employment Agreement dated as of January 1, 1996, between Univision Television Group, Inc.
                        and George W. Blank

      10.6          (8) Amended and Restated Program License Agreement dated as of October 1, 199 and between Dennevar B.V.
                        and the Company

      10.7          (8) Amended and Restated Program License Agreement dated as of October 1, 1996 by and between Univisa,
                        Inc. and the Company

      10.8          (8) Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa,
                        Venevision and certain of their affiliates

      10.9          (8) International Program Rights Agreement by and among the Company, Venevision and Televisa

  EXHIBIT
  NUMBER                DESCRIPTION
-----------             ---------------------------------------------------------------------------------------------------
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

     10.12.1        (9) First Amendment to Credit Agreement dated as of April 10, 1997 (this "Amendment") to the Credit
                        Agreement dated as of September 26, 1996 (the "Credit Agreement") among Univision Communications,
                        Inc. (the "Borrower"), certain Lenders party thereto (collectively, the "Lenders"), Banque Paribas and The Chase Manhattan Bank (collectively, the "Managing Agents") and The Chase Manhattan Bank, as
                        Administrative Agent (in such capacity, the 'Administrative Agent").

     10.12 .2           Second Amendment to Credit Agreement dated as of November 6, 1998 (this "Amendment") to the Credit
                        Agreement dated as of September 26, 1996 (as amended, the "Credit Agreement") among Univision
                        Communications Inc. (the "Borrower"), certain Lenders party thereto (collectively, the "Lenders"),
                        Paribas (as successor-in-interest to Banque Paribas) and The Chase Manhattan Bank, as Managing
                        Agents (collectively, the "Managing Agents") and The Chase Manhattan Bank, as Administrative Agent
                        (in such capacity, the "Administrative Agent").

     10.13          (8) Security Agreements dated as of September 26, 1996 between Univision Communications Inc. and each of the Guarantors (as defined therein) in favor of the Administrative Agent, for the benefit of the
                        Lenders

     10.14 .1        (8) Guarantee dated as of September 26, 1996 executed by the Guarantors other than Univision Network
                        Limited Partnership in favor of the Administrative Agent for the benefit of the Lenders

     10.14 .2        (8) Guarantee dated as of September 26, 1996 executed by Univision Network Limited Partnership in favor of the Administrative Agent for the benefit of the Lenders

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

     10.19          (6) Transponder Service Agreement between Univision, Inc. dated as of January 17, 1990 and assumed by the Network

     10.20          (8) Amendment to Employment Agreement dated as of January 1, 1997 between Univision Television Group,
                        Inc. and George W. Blank

     10.21          (8) Amendment to Employment Agreement dated as of January 1, 1997, between the Network and Ray
                        Rodriguez

     10.22          (8) Employment Agreement dated as of February 10, 1997, by and between the Company and Henry Cisneros

  EXHIBIT
  NUMBER                DESCRIPTION
-----------             ---------------------------------------------------------------------------------------------------
     10.23          (8) Amendment to Employment Agreement dated as of February 10, 1997 by and between the Company and
                        Henry Cisneros

     10.24         (10) Amendment to Employment Agreement dated as of December 22, 1997 between Univision Television Group,
                        Inc. and George W. Blank

     10.25         (10) Amendment to Employment Agreement dated as of December 22, 1997, between the Network and Ray
                        Rodriguez

     10.26         (10) Amendment to Employment Agreement dated as of December 22, 1997 by and between the Company and
                        Henry Cisneros

     10.27              Amendment to Employment Agreement dated as of January 1, 1999 between Univision Television Group,
                        Inc. and George W. Blank

     10.28              Amendment to Employment Agreement dated as of January 1, 1999, between the Network and Ray
                        Rodriguez

     10.29              Amendment to Employment Agreement dated as of January 1, 1999 by and between the Company and Henry
                        Cisneros

     10.30         (11) Co-Production Agreement between the Company and Televisa

      21.1         (10) Subsidiaries of the Company

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

 (2) Previously filed as an exhibit to the Registration Statement on Form S-1 of PTI Holdings, Inc. (File No. 33-66432)

 (3) Previously filed as an exhibit to the Registration Statement on From S-1 of The Univision Network Holding Limited Partnership (File No. 33-66434)

 (4) Previously filed as an exhibit to PTI Holdings, Inc.'s Annual Report on Form 10K for the year ended December 31, 1993

 (5) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1994

 (6) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1995.

 (7) Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-1 (File No. 333-6309).

 (8) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1996.

 (9) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1997.

(10) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1997.

(11) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1998.

(B) FINANCIAL STATEMENT SCHEDULES

    Schedule II--Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(C) REPORTS ON FORM 8-K

    During the three month period ended December 31, 1998, the registrant filed no reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 1999.

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

   /s/ A. JERROLD PERENCHIO
------------------------------  Chairman of the Board and     March 15, 1999
     A. Jerrold Perenchio         Chief Executive Officer

                                Executive Vice President
                                  and Chief Financial
     /s/ GEORGE W. BLANK          Officer, in his
------------------------------    capacities, as Chief        March 15, 1999
       George W. Blank            Financial Officer and
                                  Principal Accounting
                                  Officer

      /s/ HENRY CISNEROS
------------------------------  President and Chief           March 15, 1999
        Henry Cisneros            Operating Officer

     /s/ GUSTAVO CISNEROS
------------------------------  Director                      March 15, 1999
       Gustavo Cisneros

       /s/ JOSE BASTON
------------------------------  Director                      March 15, 1999
         Jose Baston

       /s/ HAROLD GABA
------------------------------  Director                      March 15, 1999
         Harold Gaba

        /s/ ALAN HORN
------------------------------  Director                      March 15, 1999
          Alan Horn

    /s/ JOHN G. PERENCHIO
------------------------------  Director                      March 15, 1999
      John G. Perenchio

      /s/ RAY RODRIGUEZ
------------------------------  Director                      March 15, 1999
        Ray Rodriguez

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  -----------------------------------------------------------------------------------------------------
   2.1   (8) Agreement and Plan of Reorganization dated as of September 25, 1996
   3.1   (7) Amended and Restated Certificate of Incorporation of the Company
   3.2   (7) Amended and Restated Bylaws of the Company
   3.3    11) Certificate of Amendment of Restated Certificate of Incorporation of the Company
   4.1   (8) Form of specimen stock certificate
   4.2   (1) Indenture dated as of December 15, 1992 relating to Univision Television Group Inc.'s 11 3/4% Senior
             Subordinated Notes due 2001 (including the form of notes)
   4.3   (1) First Supplemental Indenture dated as of December 17, 1992 relating to Univision Television Group,
             Inc.'s 11 3/4% Senior Subordinated Notes due 2001
   4.4   (2) Indenture dated as of December 17, 1992 relating to PTI Holdings, Inc.'s Subordinated Ten Year Notes due 2002 (including the form of notes)
   4.5   (3) Indenture dated as of December 17, 1992 relating to The Univision Network Holding Limited
             Partnership's Subordinated Ten Year Notes due 2002 (including form of notes)
   4.6   (4) First Supplemental Indenture dated as of October 1, 1993 relating to PTI Holdings, Inc.'s
             Subordinated Ten Year Notes due 2002
   4.7   (4) First Supplemental Indenture dated as of October 1, 1993 relating to The Univision Network Holding
             Limited Partnership's Subordinated Ten Year Notes due 2002
   4.8   (5) Second Supplemental Indenture dated as of July 8, 1994 relating to Univision Television Group, Inc.'s
             11 3/4% Senior Subordinated Notes due 2001
   4.9   (5) Third Supplemental Indenture dated as of August 8, 1994 relating to Univision Television Group,
             Inc.'s 11 3/4% Senior Subordinated Notes due 2001
  10.1   (8) Indemnification Agreement dated as of September 26, 1996 between the Company and each of its executive officers and directors
  10.2   (8) Registration Rights Agreement dated as of October 2, 1996
  10.3   (7) 1996 Performance Award Plan
  10.4   (6) Employment Agreement dated as of January 1, 1995, between Univision Television Group, Inc. and George
             W. Blank
  10.5   (6) Amended Employment Agreement dated as of January 1, 1996, between Univision Television Group, Inc.
             and George W. Blank
  10.6   (8) Amended and Restated Program License Agreement dated as of October 1, 1996 by and between Dennevar
             B.V. and the Company
  10.7   (8) Amended and Restated Program License Agreement dated as of October 1, 1996 by and between Univisa,
             Inc. and the Company
  10.8   (8) Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa,
             Venevision and certain of their affiliates
  10.9   (8) International Program Rights Agreement by and among the Company, Venevision and Televisa
  10.10  (8) Amended and Restated Warrants issued to Televisa dated as of October 2, 1996
  10.11  (8) Amended and Restated Warrants issued to Venevision dated as of October 2, 1996
  10.12  (8) Credit Agreement dated as of September 26, 1996 among Univision Communications Inc., the banks and other financial institutions parties thereto (the "Lenders"), The Chase Manhattan Bank, N.A., a national banking association ("Chase"), as a managing agent and Banque Paribas, a French banking corporation ("Paribas"), as a managing agent, and Chase as administrative agent.

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  -----------------------------------------------------------------------------------------------------
  10.12.1(9) First Amendment to Credit Agreement dated as of April 10, 1997 (this "Amendment") to the Credit
             Agreement dated as of September 26, 1996 (the "Credit Agreement") among Univision Communications,
             Inc. (the "Borrower"), certain Lenders party thereto (collectively, the "Lenders"), Banque Paribas and The Chase Manhattan Bank (collectively, the "Managing Agents") and The Chase Manhattan Bank, as
             Administrative Agent (in such capacity, the Administrative Agent").
  10.12.2  Second Amendment to Credit Agreement dated as of November 6, 1998 (this "Amendment") to the Credit
             Agreement dated as of September 26, 1996 (as amended, the "Credit Agreement") among Univision
             Communications Inc. (the "Borrower"), certain Lenders party thereto (collectively, the "Lenders"),
             Paribas (as successor-in-interest to Banque Paribas) and The Chase Manhattan Bank, as Managing
             Agents (collectively, the "Managing Agents") and The Chase Manhattan Bank, as Administrative Agent
             (in such capacity, the "Administrative Agent").
  10.13  (8) Security Agreements dated as of September 26, 1996 between Univision Communications Inc. and each of the Guarantors (as defined therein) in favor of the Administrative Agent, for the benefit of the
             Lenders
  10.14.1(8) Guarantee dated as of September 26, 1996 executed by the Guarantors other than Univision Network
             Limited Partnership in favor of the Administrative Agent for the benefit of the Lenders
  10.14.2(8) Guarantee dated as of September 26, 1996 executed by Univision Network Limited Partnership in favor of the Administrative Agent for the benefit of the Lenders
  10.15  (7) Employment Agreement dated as of January 1, 1995 between the Network and Ray Rodriguez
  10.16  (7) Amendment to Employment Agreement dated as of January 1, 1996 between the Network and Ray Rodriguez
  10.17  (7) Warrants dated as of October 21, 1996 issued to The Davila Family, LLC
  10.18  (6) Transponder Purchase Agreement between Univision, Inc. and Hughes Communications Satellite Services,
             Inc. dated as of January 17, 1990 and assumed by the Network
  10.19  (6) Transponder Service Agreement between Univision, Inc. dated as of January 17, 1990 and assumed by the
             Network
  10.20  (8) Amendment to Employment Agreement dated as of January 1, 1997 between Univision Television Group,
             Inc. and George W. Blank
  10.21  (8) Amendment to Employment Agreement dated as of January 1, 1997, between the Network and Ray Rodriguez
  10.22  (8) Employment Agreement dated as of February 10, 1997, by and between the Company and Henry Cisneros
  10.23  (8) Amendment to Employment Agreement dated as of February 10, 1997 by and between the Company and Henry
             Cisneros
  10.24   10) Amendment to Employment Agreement dated as of December 22, 1997 between Univision Television Group,
             Inc. and George W. Blank
  10.25   10) Amendment to Employment Agreement dated as of December 22, 1997, between the Network and Ray
             Rodriguez
  10.26   10) Amendment to Employment Agreement dated as of December 22, 1997 by and between the Company and Henry
             Cisneros
  10.27    Amendment to Employment Agreement dated as of January 1, 1999 between Univision Television Group,
             Inc. and George W. Blank
  10.28    Amendment to Employment Agreement dated as of January 1, 1999, between the Network and Ray Rodriguez

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  -----------------------------------------------------------------------------------------------------
  10.29    Amendment to Employment Agreement dated as of January 1, 1999 by and between the Company and Henry
             Cisneros
  10.30   11) Co-Production Agreement between the Company and Televisa
  21.1    10) Subsidiaries of the Company
  23.1     Consents of experts and Counsel
  24.1     Power of Attorney (contained on "Signatures" page)
  27.1     Financial Data Schedule

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

(2) Previously filed as an exhibit to the Registration Statement on Form S-1 of PTI Holdings, Inc. (File No. 33-66432)

(3) Previously filed as an exhibit to the Registration Statement on From S-1 of The Univision Network Holding Limited Partnership (File No. 33-66434)

(4) Previously filed as an exhibit to PTI Holdings, Inc.'s Annual Report on Form 10K for the year ended December 31, 1993

(5) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1994

(6) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1995.

(7) Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-1 (File No. 333-6309).

(8) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1996.

(9) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1997.

(10) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1997.

(11) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1998.

(B) FINANCIAL STATEMENT SCHEDULES

    Schedule II--Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(C) REPORTS ON FORM 8-K

    During the three month period ended December 31, 1998, the registrant filed no reports on Form 8-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Univision Communications Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Univision Communications Inc. (a Delaware Corporation) and subsidiaries for the years ended December 31, 1998, 1997 and 1996 included in Item 8 of this Form 10-K and have issued our report thereon dated January 25, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(b) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule for the years ended December 31, 1996, 1997 and 1998 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Roseland, New Jersey
January 25, 1999

                                                                     SCHEDULE II
                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                             (DOLLARS IN THOUSANDS)

DESCRIPTION
-------------------------------------   BALANCE AT             ADDITIONS             DEDUCTIONS     BALANCE END
                                       BEGINNING OF   ----------------------------  -------------    OF PERIOD
                                          PERIOD       CHARGED TO     CHARGED TO                   -------------
                                       -------------    COSTS AND        OTHER          DEBIT
                                                        EXPENSES       ACCOUNTS       (CREDIT)         DEBIT
                                           DEBIT      -------------  -------------                   (CREDIT)
                                         (CREDIT)         DEBIT          DEBIT
                                                        (CREDIT)       (CREDIT)
FOR THE YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful accounts......   $    (3,853)   $    (2,267)   $    (4,013)(4) $      1,395 (1) $     (8,738 )
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------
Accumulated amortization of
  intangible assets..................  $    (86,498 ) $    (31,112 ) $    (16,378  (4) $         -- $   (133,988 )
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------
Accumulated amortization of deferred
  financing costs....................  $    (13,597 ) $     (2,934 ) $     15,658 (5) $        530 (2) $       (343 )
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------
Allowance for deferred tax asset.....  $    (47,500 ) $         --   $      5,000 (3) $    (37,000  (6) $    (79,500 )
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------
FOR THE YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts......  $     (8,738 ) $     (1,312 ) $         --   $      1,466 (1) $     (8,584 )
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------
Accumulated amortization of
  intangible assets..................  $   (133,988 ) $    (42,286 ) $         --   $         --   $   (176,274 )
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------
Accumulated amortization of deferred
  financing costs....................  $       (343 ) $     (1,630 ) $         --   $         --   $     (1,973 )
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------
Allowance for deferred tax asset.....  $    (79,500 ) $     56,120   $     23,380 (3) $         -- $         --
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------
FOR THE YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts......  $     (8,584 ) $       (648 ) $         --   $      1,153 (1) $     (8,079 )
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------
Accumulated amortization of
  intangible assets..................  $   (176,274 ) $    (43,585 ) $         --   $         --   $   (219,859 )
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------
Accumulated amortization of deferred
  financing costs....................  $     (1,973 ) $     (1,677 ) $         --   $         --   $     (3,650 )
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
UNIVISION COMMUNICATIONS INC.

  Report of Independent Public Accountants.................................................................     F-2

  Consolidated Balance Sheets at December 31, 1998 and 1997................................................     F-3

  Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996...............     F-4

  Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31,
    1996, 1997 and 1998....................................................................................     F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996...............     F-6

  Notes to Consolidated Financial Statements...............................................................     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Univision Communications Inc.:

    We have audited the accompanying consolidated balance sheets of Univision Communications Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Univision Communications Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 25, 1999

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $  12,966  $  10,660
  Short-term investment.....................................................................         --         94
  Accounts receivable, less allowance for doubtful accounts of $8,079 in 1998 and $8,584 in
    1997....................................................................................    118,408    116,849
  Program rights............................................................................      5,081      5,650
  Prepaid expenses and other................................................................     17,536      5,501
                                                                                              ---------  ---------
    Total current assets....................................................................    153,991    138,754

Property and equipment, less accumulated depreciation of $56,988 in 1998 and $37,518 in
  1997......................................................................................    144,496    123,853
Intangible assets, less accumulated amortization of $219,859 in 1998 and $176,274 in 1997...    592,224    630,828
Deferred financing costs, less accumulated amortization of $3,650 in 1998 and $1,973 in
  1997......................................................................................      6,843      8,520
Deferred income taxes.......................................................................     22,635     53,046
Program rights, less current portion........................................................      5,398         --
Note receivable-Entravision.................................................................     10,000     10,000
Investment in unconsolidated affiliate......................................................         67         --
Other assets................................................................................      2,675      2,754
                                                                                              ---------  ---------
    Total assets............................................................................  $ 938,329  $ 967,755
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................................................  $  75,129  $  74,632
  Accrued interest..........................................................................        641      1,164
  Accrued license fee.......................................................................      7,572      5,374
  Obligations for program rights............................................................        438        894
  Current portion of long-term debt.........................................................     69,111     61,965
                                                                                              ---------  ---------
    Total current liabilities...............................................................    152,891    144,029

Long-term debt including accrued interest, less current portion.............................    343,401    423,923
Capital lease obligations, less current portion.............................................     34,034     36,907
Other long-term liabilities.................................................................      4,265      4,547
                                                                                              ---------  ---------
    Total liabilities.......................................................................    534,591    609,406
                                                                                              ---------  ---------

Redeemable convertible 6% preferred stock, $.01 par value, with a conversion price of
  $16.34375 to Class A Common Stock (9,000 and 12,000 shares issued and outstanding at
  December 31, 1998 and 1997, respectively).................................................      9,090     12,120
                                                                                              ---------  ---------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares authorized)............................         --         --
  Common stock, $.01 par value (492,000,000 shares authorized; 90,916,170 and 85,299,360 shares issued including shares in treasury, at December 31, 1998 and 1997,
    respectively)...........................................................................        909        853
  Paid-in-capital...........................................................................    388,772    332,328
  Retained earnings.........................................................................     22,369     13,048
                                                                                              ---------  ---------
                                                                                                412,050    346,229

  Less common stock held in treasury (464,051 shares at cost at December 31, 1998 and zero
    at December 31, 1997)...................................................................    (17,402)        --
                                                                                              ---------  ---------
    Total stockholders' equity..............................................................    394,648    346,229
                                                                                              ---------  ---------
    Total liabilities and stockholders' equity..............................................  $ 938,329  $ 967,755
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                       1998            1997            1996
                                                                  --------------  --------------  --------------
Net revenues....................................................  $      577,053  $      459,741  $      244,858
                                                                  --------------  --------------  --------------
Direct operating expenses.......................................         220,918         159,619          58,443
Selling, general and administrative expenses....................         160,543         137,070          79,818
Depreciation and amortization...................................          64,438          58,640          39,516
                                                                  --------------  --------------  --------------
Operating income................................................         131,154         104,412          67,081
Interest expense................................................          35,830          40,147          36,207
Interest expense on related party debt..........................              --              --           5,484
Amortization of deferred financing costs........................           1,677           1,630           2,934
Special bonus award.............................................          42,608              --              --
Equity loss in unconsolidated affiliate.........................             764              --              --
Reversal of non-recurring expense of acquired station...........              --          (1,059)             --
Minority interest in net income of consolidated subsidiary......              --              --          (1,851)
                                                                  --------------  --------------  --------------
Income before taxes and extraordinary loss on extinguishment of
  debt..........................................................          50,275          63,694          24,307
Provision (benefit) for income taxes............................          40,348         (19,465)          5,714
                                                                  --------------  --------------  --------------
Income before extraordinary loss on extinguishment of debt......           9,927          83,159          18,593
Extraordinary loss on extinguishment of debt (net of tax benefit
  of $5,485 in 1996)............................................              --              --          (8,228)
                                                                  --------------  --------------  --------------
Net income......................................................           9,927          83,159          10,365
Preferred stock dividends.......................................            (606)           (561)             --
                                                                  --------------  --------------  --------------
Net income applicable to common stockholders....................  $        9,321  $       82,598  $       10,365
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
BASIC EARNINGS PER SHARE
Income per share available to common stockholders before
  extraordinary loss............................................  $         0.11  $         0.97  $         0.22
Extraordinary loss per share....................................              --              --           (0.10)
                                                                  --------------  --------------  --------------
Net income per share available to common stockholders...........  $         0.11  $         0.97  $         0.12
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average common shares outstanding......................      86,640,888      85,238,518      85,224,360
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
DILUTED EARNINGS PER SHARE
Income per share available to common stockholders before
  extraordinary loss............................................  $         0.09  $         0.71  $         0.16
Extraordinary loss per share....................................              --              --           (0.07)
                                                                  --------------  --------------  --------------
Net income per share available to common stockholders...........  $         0.09  $         0.71  $         0.09
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average common shares outstanding......................     116,209,052     116,345,337     115,589,660
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 (IN THOUSANDS)

                                                                                   RETAINED
                                                                                  EARNINGS /     COMMON
                                             COMMON      PREFERRED    PAID-IN-   ACCUMULATED    STOCK IN
                                              STOCK        STOCK      CAPITAL     (DEFICIT)     TREASURY     TOTAL
                                           -----------  -----------  ----------  ------------  ----------  ----------
Balance, January 1, 1996.................   $      --    $       1   $       --   $  (77,058)  $       --  $  (77,057)
Net income for the year..................          --           --           --       10,365           --      10,365
Initial Public Offering of stock.........         188           --      215,908           --           --     216,096
Initial Public Offering and
  Reorganization costs...................          --           --      (16,541)          --           --     (16,541)
Stock split..............................         662           --         (662)          --           --          --
Partnership distribution in connection
  with Reorganization....................          --           --      (40,000)          --           --     (40,000)
UNHP equity acquired at October 2,
  1996...................................          --           --      (37,911)          --           --     (37,911)
Acquisition of minority interest
  liability at historical cost...........          --           --        6,957           --           --       6,957
Step up acquired minority interest and
  Network................................          --           --      203,044           --           --     203,044
Preferred stock conversion upon
  Reorganization.........................           2           (1)          (1)          --           --          --
Dividends declared on preferred stock
  prior to Reorganization................          --           --           --       (2,834)          --      (2,834)
Other....................................          --           --          111          (23)          --          88
                                                -----          ---   ----------  ------------  ----------  ----------
Balance, December 31, 1996...............         852           --      330,905      (69,550)          --     262,207

Net income for the year..................          --           --           --       83,159           --      83,159
Preferred stock dividends declared.......          --           --           --         (561)          --        (561)
Exercise of stock options, including
  related tax benefits...................           1           --        1,423           --           --       1,424
                                                -----          ---   ----------  ------------  ----------  ----------
Balance, December 31, 1997...............         853           --      332,328       13,048           --     346,229

Net income for the year..................          --           --           --        9,927           --       9,927
Preferred stock dividends declared.......          --           --           --         (606)          --        (606)
Contribution of Treasury shares..........          --           --       45,011           --      (17,402)     27,609
Exercise of warrants.....................          50           --          274           --           --         324
Conversion of redeemable convertible 6%
  preferred stock........................           2           --        2,998           --           --       3,000
Exercise of stock options, including
  related tax benefit....................           4           --        8,161           --           --       8,165
                                                -----          ---   ----------  ------------  ----------  ----------
Balance, December 31, 1998...............   $     909    $      --   $  388,772   $   22,369   $  (17,402) $  394,648
                                                -----          ---   ----------  ------------  ----------  ----------
                                                -----          ---   ----------  ------------  ----------  ----------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,

                                 (IN THOUSANDS)

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Net income.................................................................  $     9,927  $    83,159  $    10,365
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation.............................................................       20,853       16,354        8,405
  Loss (gain) on sale of fixed assets......................................           80         (206)          --
  Equity loss in unconsolidated affiliate..................................          764           --           --
  Non-cash portion of special bonus award..................................       27,609           --           --
  Amortization of intangible assets and deferred financing costs...........       45,262       43,916       34,045
  Accretion of interest on Sponsor Loans...................................           --           --        7,304
  Reversal of non-recurring expense of acquired station....................           --       (1,059)          --
  Minority interest........................................................           --           --       (1,851)
  Extraordinary loss on extinguishment of debt.............................           --           --       13,713
Changes in assets and liabilities:
  Accounts receivable......................................................       (1,559)     (28,145)        (939)
  Due to the Network.......................................................           --           --      (18,374)
  Intangible assets........................................................       (6,436)      21,789        5,000
  Deferred income taxes....................................................       30,411      (45,484)      (5,000)
  Management and license fees payable......................................       77,808       59,979       11,849
  Payment of license fees..................................................      (75,610)     (58,927)      (7,886)
  Program rights...........................................................       (4,829)        (626)        (148)
  Prepaid expenses and other assets........................................       (8,751)       2,590       (2,815)
  Accounts payable and accrued liabilities.................................        1,240        4,553       (9,363)
  Accrued interest.........................................................        7,943        6,322        3,969
  Obligations for program rights...........................................         (456)          81       (2,003)
  Other, net...............................................................         (161)       1,223          306
                                                                             -----------  -----------  -----------
Net cash provided by operating activities..................................      124,095      105,519       46,577
                                                                             -----------  -----------  -----------

Cash flow from investing activities:
  Acquisition of minority interest of PTIH and the Network, including
    acquisition costs, net of cash acquired................................           --           --      (39,984)
  Acquisition of Galavision................................................           --           --      (15,000)
  Acquisition of Sacramento station........................................           --      (28,941)          --
  Acquisition of Bakersfield station.......................................           --      (14,286)          --
  Proceeds from sale of fixed assets.......................................           93          404           --
  Increased investment in Entravision......................................           --           --       (7,000)
  Purchase of Fort Worth tower.............................................           --           --         (455)
  Purchase of Santa Rosa--LPTV.............................................           --         (313)          --
  Investment in unconsolidated affiliate...................................         (831)          --           --
  Capital expenditures.....................................................      (40,984)     (35,199)     (12,637)
  Organization costs.......................................................           --         (244)      (1,677)
                                                                             -----------  -----------  -----------
Net cash used in investing activities......................................      (41,722)     (78,579)     (76,753)
                                                                             -----------  -----------  -----------
                                                   (Continued)

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                        FOR THE YEARS ENDED DECEMBER 31,

                                 (IN THOUSANDS)

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt.................................       90,000       80,000      496,000
  Proceeds from the Offering...............................................           --           --      216,096
  Repayment of long-term debt..............................................     (174,715)    (105,597)    (224,889)
  Repayments of Sponsor Loans..............................................           --           --     (148,971)
  Repayments of related party debt.........................................           --           --     (130,952)
  Payment of Offering costs................................................           --           --      (17,189)
  Proceeds from Sponsor Loans..............................................           --           --       38,381
  Reduction of Sponsor Loans--Program Cost Sharing Agreement...............           --           --       (5,074)
  Defeasance of Senior Subordinated Notes..................................           --           --      (70,276)
  Repurchase of Senior Subordinated Notes..................................           --           --      (25,881)
  Advances to the Network for distribution to the Partners prior to
    Reorganization.........................................................           --           --      (60,000)
  Advances (from) to the Network...........................................           --           --      (30,209)
  Exercise of options......................................................        4,959          862           --
  Exercise of warrants.....................................................          325           --           --
  Preferred stock dividends paid...........................................         (636)        (441)          --
  Tax payments to Partners.................................................           --       (1,500)          --
  Deferred financing costs.................................................           --       (1,192)      (9,301)
                                                                             -----------  -----------  -----------
Net cash provided by (used in) financing activities........................      (80,067)     (27,868)      27,735
                                                                             -----------  -----------  -----------

Net (decrease) increase in cash............................................        2,306         (928)      (2,441)
Cash and cash equivalents, beginning of year...............................       10,660       11,588       14,029
                                                                             -----------  -----------  -----------

Cash and cash equivalents, end of year.....................................  $    12,966  $    10,660  $    11,588
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

Supplemental disclosure of cash flow information:
  Interest paid during the year............................................  $    27,589  $    34,070  $    31,612
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

Supplemental disclosure of non-cash transactions:
  Related party notes issued in payment of preferred stock dividends.......  $        --  $        --  $     2,834
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

Supplemental disclosure of non-cash activity regarding acquisitions:
  Total assets acquired, net of cash.......................................  $        --  $    55,544  $   394,475
  Liabilities assumed......................................................           --         (317)    (147,829)
                                                                             -----------  -----------  -----------
  Net assets acquired......................................................           --       55,227      246,646
  Non-cash consideration...................................................           --      (12,000)    (191,662)
                                                                             -----------  -----------  -----------
    Total cash consideration...............................................  $        --  $    43,227  $    54,984
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                See notes to consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. ORGANIZATION AND ACQUISITION

    Through October 2, 1996, Univision Communications Inc. ("UCI" or the "Company"), formerly Perenchio Communications, Inc. ("PCI"), and its 80% owned subsidiary, PTI Holdings, Inc. ("PTIH"), were beneficially owned by affiliates of A. Jerrold Perenchio (together with his affiliates, "Perenchio"), affiliates of Grupo Televisa, S.A. (together with its affiliates, "Televisa") and Dennevar, B.V., an affiliate of Venevision International Limited (together with its affiliates, "Venevision") (collectively, the "Principal Stockholders"). Perenchio Television, Inc. ("PTI") was a wholly owned subsidiary of PTIH, and Univision Television Group, Inc. ("UTG") was a wholly owned subsidiary of PTI.

    On December 17, 1992 (effective close of business December 16, 1992), Univision Station Group, Inc. ("USG") and KTVW, Inc. ("KTVW") were acquired (the "Acquisition") by Perenchio, Televisa and Venevision, with USG as the surviving corporation changing its name to UTG.

    PCI and its subsidiaries had no operations prior to the 1992 acquisition of the station group by the Principal Stockholders for approximately $489,000,000, including approximately $11,000,000 of acquisition costs. The Acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at the fair values at the date of the Acquisition. In addition to current assets and liabilities, the purchase price was allocated principally to property and equipment of approximately $22,000,000 and intangible assets of approximately $473,000,000. These intangible assets comprise approximately $270,000,000 attributable to affiliation agreements, approximately $156,500,000 attributable to FCC television broadcast licenses and approximately $46,500,000 attributable to all other intangible assets including goodwill. Two additional stations, in Chicago and Houston, were acquired during 1994 for an aggregate purchase price of $67,000,000, resulting in additional intangible assets of approximately $64,000,000. A third station, located in Sacramento, was acquired in March 1997 for a purchase price of approximately $40,200,000, resulting in intangible assets of approximately $39,000,000. A fourth station, located in Bakersfield, which broadcasts in English, was acquired in October 1997 for a purchase price of approximately $14,000,000, resulting in intangible assets of approximately $13,800,000. In August 1998, the Company acquired a film library from the Million Dollar Video Corporation for approximately $11,500,000, including legal fees, resulting in intangible assets of approximately $6,400,000.

    The Company recognized deferred taxes related to pre-Acquisition net operating loss carryforwards of approximately $29,000,000. These deferred taxes were recorded and the Acquisition goodwill was reduced by a corresponding amount.

    Through October 2, 1996, the businesses of the Company and The Univision Network Limited Partnership (the "Network") were under separate management and ownership structures. Notwithstanding this separation, the business operations of the Company and the Network remained substantially dependent upon one another. The Company is dependent upon the Network for programming and advertising sales support, while the Company represents approximately 79% of the Network's total broadcast distribution.

    Effective with the close of business on October 2, 1996, as part of the Offering and Reorganization, PTIH became a wholly owned subsidiary of the Company. PTI was merged with and into PTIH. The Company and one of the Company's subsidiaries acquired The Univision Network Holding Limited Partnership ("UNHP") and the Network, which had existing intangible assets of approximately

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

1. ORGANIZATION AND ACQUISITION (CONTINUED)
$23,000,000. In addition, Galavision recorded $15,000,000 of intangible assets as a result of its acquisition by the Network on June 30, 1996.

    The acquisition of the minority interests of PTIH and the Network (which included the July 1, 1996, acquisition of Galavision) has been accounted for under the purchase method of accounting; accordingly, the Network's operating results have been included with the Company's since October 3, 1996. The total consideration paid in excess of the fair value of the net assets acquired related to the minority interests of PTIH and the Network was approximately $203,000,000. These intangible assets comprise approximately $115,000,000 attributable to affiliation agreements, approximately $79,000,000 attributable to the FCC television broadcast licenses and approximately $9,000,000 attributable to all other intangible assets.

    Televisa and Venevision also own warrants to acquire from UCI additional common shares of UCI. These warrants cannot be exercised by either Televisa or Venevision (or by any other non-U.S. citizen) if such exercise would result in a violation of the foreign ownership restrictions of the Communications Act of 1934. Subject to certain restrictions, Televisa and Venevision may transfer such warrants. If Televisa and Venevision were to exercise these warrants, their ultimate ownership of UCI would be approximately 8% for Televisa and 20% for Venevision.

    The Company has purchased a $10,000,000 convertible promissory note from Entravision that is convertible into an approximately 25% equity interest in Entravision. Entravision owns 14 of the Affiliated Stations, which represent approximately 17% of the Network's broadcast distribution. On October 30, 1998, the Company entered into an agreement with Entravision for the sale of the FCC broadcast license and all the assets of station KLUZ, Channel 41, Albuquerque, New Mexico. Under the terms of the agreement, the Company will receive as consideration $1,000,000 in cash and an option to acquire an additional 2% equity interest in Entravision. The Federal Communications Commission ("FCC") has approved the transaction and the Company expects to close on the sale of the station at the end of the first quarter of 1999.

    As of December 31, 1998, the Company owns and operates 12 Spanish-language, full-power television stations serving New York, Los Angeles, Miami, San Antonio, San Francisco, Fresno, Dallas, Phoenix, Albuquerque, Sacramento, Houston and Chicago and 1 English-language, full-power television station in Bakersfield. It also owns and operates 8 Spanish-language, low-power television stations serving Hartford, Fort Worth, Philadelphia, Tucson, Austin, Santa Rosa, Albuquerque and Bakersfield. The Company's Spanish-language television stations are affiliated with the Spanish-language television network owned and operated by the Network. The English-language station is affiliated with United Paramount Network (UPN).

    The following 1996 pro forma statement gives effect to the Reorganization (including the consolidation of PCI and UNHP) as if such transactions had occurred as of January 1, 1996, and does not purport to represent what the Company's consolidated financial position or results of operations would actually have been if the transactions described above, had in fact occurred on the dates assumed or to project consolidated financial position or result of operations for any future date or period.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

1. ORGANIZATION AND ACQUISITION (CONTINUED)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                         TWELVE MONTHS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                            HISTORICAL
                                                                  ------------------------------
                                                                       1998            1997
                                                                  --------------  --------------    PRO FORMA
                                                                                                       1996
                                                                                                  --------------
                                                                                                   (UNAUDITED)
Net revenues....................................................  $      577,053  $      459,741  $      370,289
                                                                  --------------  --------------  --------------
Direct operating expenses.......................................         220,613         159,387         122,313
Selling, general and administrative expenses....................         148,063         126,076          98,265
Corporate charges...............................................          12,785          11,226           9,596
Depreciation and amortization...................................          64,438          58,640          55,049
                                                                  --------------  --------------  --------------
Operating income................................................         131,154         104,412          85,066
Interest expense................................................          35,830          40,147          39,548
Amortization of deferred financing costs........................           1,677           1,630           1,459
Special bonus award.............................................          42,608              --              --
Equity loss in unconsolidated affiliate.........................             764              --              --
Reversal of non-recurring expense of acquired station...........              --          (1,059)             --
                                                                  --------------  --------------  --------------
Income before taxes and extraordinary loss on extinguishment of
  debt..........................................................          50,275          63,694          44,059
Provision (benefit) for income taxes............................          40,348         (19,465)          7,728
                                                                  --------------  --------------  --------------
Income before extraordinary loss on extinguishment of debt......           9,927          83,159          36,331
Extraordinary loss on extinguishment of debt (net of tax benefit
  of $7,455 in 1996)............................................              --              --         (11,186)
                                                                  --------------  --------------  --------------
Net income......................................................           9,927          83,159          25,145
Preferred stock dividends.......................................            (606)           (561)             --
                                                                  --------------  --------------  --------------
Net income applicable to common stockholders....................  $        9,321  $       82,598  $       25,145
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

BASIC EARNINGS PER SHARE
Income per share available to common stockholders before
  extraordinary loss............................................  $         0.11  $         0.97  $         0.43
Extraordinary loss per share....................................              --              --           (0.13)
                                                                  --------------  --------------  --------------
Net income per share available to common stockholders...........  $         0.11  $         0.97  $         0.30
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

Weighted average common shares outstanding......................      86,640,888      85,238,518      85,224,360
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

DILUTED EARNINGS PER SHARE
Income per share available to common stockholders before
  extraordinary loss............................................  $         0.09  $         0.71  $         0.31
Extraordinary loss per share....................................              --              --           (0.09)
                                                                  --------------  --------------  --------------
Net income per share available to common stockholders...........  $         0.09  $         0.71  $         0.22
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

Weighted average common shares outstanding......................     116,209,052     116,345,337     115,589,660
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

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

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    The Company's operations and its ability to grow may be affected by numerous factors, including changes in audience tastes, priorities of advertisers, new laws and governmental regulations and policies, changes in broadcast technical requirements, technological advances, entry of new competitors and changes in the willingness of financial institutions and other lenders to finance television-station acquisitions and operations. The Company cannot predict which, if any, of these or other factors might have a significant impact on the television industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company's operations.

    PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION

    Property and equipment is carried on the basis of cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 5 to 20 years, broadcast and other equipment over 3 to 7 years. Leasehold improvements are amortized over the remaining life of the lease. Depreciation and amortization include depreciation on property and equipment of $20,853,000 in 1998, $16,354,000 in 1997 and $8,405,000 in 1996, of which $17,966,000, $14,428,000 and $7,346,000, respectively, relate to direct operating expense and $2,887,000, $1,926,000 and $1,059,000, respectively, relate to selling, general and administrative expenses.

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

                               DECEMBER 31, 1998

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the life of the related debt or, in the case of interest rate protection instruments, over the period of the instrument.

    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    As of December 31, 1998 and 1997, accounts payable and accrued liabilities comprise the following (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Trade accounts payable and accruals.....................................  $  42,467  $  38,720
Severance and litigation costs..........................................      6,700     10,151
Acquired stations integration costs.....................................      2,334      3,405
Facility consolidation costs............................................        860      1,469
Research costs..........................................................        774        873
Accrued compensation....................................................     13,391     10,685
Other...................................................................      8,603      9,329
                                                                          ---------  ---------
                                                                          $  75,129  $  74,632
                                                                          ---------  ---------
                                                                          ---------  ---------

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

    PROGRAM RIGHTS FOR TELEVISION BROADCAST

    Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. Program costs are charged to expense as the programs are broadcast.

    NET REVENUES

    Net revenues comprise gross revenues, including subscriber fees, a Network service fee payable to the Network by the affiliated stations, less agency commissions and an allocation of Network revenues to the affiliates. Gross revenues and the related agency commissions and allocation to the affiliates are recognized when advertising spots are broadcast. No one advertiser represented more than 10% of gross advertising revenues of the Company in 1998, 1997 or 1996.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

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

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments imbedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws (see Note 9).

3. RELATED PARTY TRANSACTIONS

    In the normal course of business, the Company engaged in significant transactions with the Network during the period January 1, 1996, through October 2, 1996, and through various other agreements with the Principal Stockholders, as described below.

    (a) The Company

    NETWORK AFFILIATION AGREEMENTS

    During the period January 1, 1996, through October 2, 1996, pursuant to Network Affiliation Agreements, the Network acted as the Company's exclusive sales representative for the sale of all national spot and Network advertising. The Network allocated a portion of Network advertising revenues to the Company's stations based on a formula. Proceeds of Network sales were remitted to the Company by the Network, net of an agency commission and a Network service fee, as described below. National spot sales represent time sold on behalf of the Company's stations by the national spot sales force. Through December 31, 1997, the national spot sales force was employed by the Network. Effective January 1, 1998, the national spot sales force was transferred to UTG.

    The Network was obligated to offer programming to the Company and its Affiliated Stations for a minimum of 84 hours per week. For this service, during the period January 1, 1996, through October 2, 1996, the Company incurred a Network service fee due the Network of 38% of its net local, national and Network sales revenues, subject to certain adjustments. The Network received two minutes of air time for its own use each hour, for which no compensation was received by the Company. Under UCI, the arrangements described above continued through December 31, 1998. Net revenues for the period January 1, 1996, through October 2, 1996, include $114,117,000 in gross revenues, representing the Company's allocation of Network sales, partially offset by a Network service fee of $86,320,000 for the period January 1, 1996, through October 2, 1996.

    (b) Principal Stockholders

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

3. RELATED PARTY TRANSACTIONS (CONTINUED)

    The Sponsor Loans were guaranteed by the Network and PTIH. Such guarantees were subordinated to the Network guarantee of third-party acquisition financing. Upon the Return of Initial Financing, the holders of the Sponsor Loans could convert them to conversion notes, which would have been similar to the Sponsor Loans with respect to subordination and interest but would have been payable in seven annual installments, subject to certain restrictions. The Sponsor Loans were made quarterly in arrears approximately 15 days after quarter end. During 1996, Sponsor Loans were made totaling $38,381,000. As of October 2, 1996, accrued interest on these loans totaled $18,356,000. On October 2, 1996, in connection with the Reorganization, the Company paid the principal and interest on all outstanding Sponsor Loans.

    In March 1996, Televisa and Venevision assigned to the Network $5,074,000 of Sponsor Loans owed to them by the Company. The assignment was in lieu of payment for program production costs, under the Program Cost-Sharing Agreements, to be incurred by the Network in the first and second quarters of 1996. This assignment was shown as a reduction to the Company's Sponsor Loans amount and an increase in the Due to the Network liability. The payment for production costs for the third-quarter of 1996 of $4,500,000 was offset against the third-quarter license fee payment due under the Program License Agreement.

    PROGRAM LICENSE AGREEMENTS

    In connection with the Reorganization, the Program License Agreements were amended, the Program Cost-Sharing Agreement (which required Televisa and Venevision to reimburse the Company for one-half of the cost of certain productions produced or acquired by the Company) was terminated and the management fee to the principal Stockholders of 3% of Combined Net Time Sales (as defined in the Program License Agreement) was eliminated. Under the amended Program License Agreements, the royalty rate was 11% of Combined Net Time Sales from the date of Reorganization through December 31, 1996, and 13.5% for 1997, and it is 15% for all years thereafter until the termination of the agreements on December 17, 2017.

    Additionally, pursuant to the Program License Agreements, Televisa and Venevision have the right to use, without charge, advertising time that we do not sell to advertisers or that we do not use. There are limitations on the ability of Televisa and Venevision to use such time for telemarketing products and such time may be preempted to the extent sold to a paying advertiser. Televisa and Venevision may each also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period. During 1998, Televisa purchased non-preemptable time from the Company, which resulted in advertising revenues of approximately $2,700,000.

    SPECIAL BONUS AWARD

    On May 13, 1998, the Board of Directors of Univision Communications Inc. adopted the Univision Communications Inc. 1998 Stock Bonus Plan and vested the Compensation Committee of the Company with the authority to select employees to receive awards and to determine the value of the awards granted to the selected employees. On May 13, 1998, a major stockholder contributed 1,354,665 shares of Class P Common Stock to the Company, which were converted to Class A Common Shares and placed in the Company's treasury. On May 27, 1998, under the Univision Communications Inc. 1998 Stock Bonus Plan, the Company granted 890,614 shares of Class A Common Stock to selected employees. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings remitted by the Company of $14,999,000, as well as an increase

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

3. RELATED PARTY TRANSACTIONS (CONTINUED) to paid-in-capital of $45,011,000. The net income effect on the 12 months ended December 31, 1998, was a reduction of $29,084,000, net of the $13,524,000 related tax benefit. The tax benefit was reduced by $3,493,000 due to the effect of non-deductible excess compensation of $8,541,000. The Company has retained the remaining 464,051 shares, with a book value of $17,402,000, in its treasury.

PROPERTY AND EQUIPMENT

    Property and equipment, and accumulated depreciation and amortization, consist of the following as of December 31, 1998 and 1997 (in thousands):

                                                                           1998        1997
                                                                        ----------  ----------
Land and improvements.................................................  $    7,396  $    6,981
Building and improvements.............................................      36,443      23,576
Broadcast equipment...................................................      86,016      63,572
Leased transponder equipment..........................................      41,577      41,577
Other equipment.......................................................      17,800      12,177
Construction in progress..............................................      12,252      13,488
                                                                        ----------  ----------
                                                                           201,484     161,371
Accumulated depreciation and amortization.............................     (56,988)    (37,518)
                                                                        ----------  ----------
                                                                        $  144,496  $  123,853
                                                                        ----------  ----------
                                                                        ----------  ----------

5. DEBT

    Long-term debt (excluding capital leases--see Note 6) consists of the following as of December 31, 1998 and 1997 (in thousands):

                                                                           1998        1997
                                                                        ----------  ----------
Bank Term Facility....................................................  $  301,000  $  360,000
Revolving Credit Facility.............................................      32,250      55,000
Junior Subordinated Notes payable including accrued interest..........      76,151      67,685
Other.................................................................         238         651
                                                                        ----------  ----------
                                                                           409,639     483,336
Less current portion..................................................     (66,238)    (59,413)
                                                                        ----------  ----------
Long-term debt........................................................  $  343,401  $  423,923
                                                                        ----------  ----------
                                                                        ----------  ----------

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

5. DEBT (CONTINUED)
    The New Bank Facility also permits the lenders thereunder to advance up to an additional $250,000,000 of term loans (the "Incremental Facility"), although there are no commitments at this time to lend any such additional amounts.

    The Term Facility amortizes quarterly, with $46,000,000 required to be repaid during 1999. During 1998, the Company paid $49,000,000. In addition, in the first quarter of 1998, the Company made a $10,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1997 operating results. The payment was funded by an increase in the Revolving Credit Facility and subsequently repaid within the quarter with cash from operations. In the first quarter of 1999, the Company will make a $20,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1998 operating results. The payment is expected to be funded by an increase in the Revolving Credit Facility. The Revolving Credit Facility has quarterly scheduled reductions in availability of $2,500,000 per quarter during 1999. If any loans are made available under the Incremental Facility, such loans will be amortized beginning on September 30, 1999, and are required to be repaid in full on or before August 31, 2004.

    At December 31, 1998, the Company had approximately $418,000,000 available to borrow through a combination of its Revolving Credit and Incremental Facilities.

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

    Loans made under the New Bank Facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. Furthermore, there are no interest rate margins applicable to prime rate loans. At December 31, 1998, the interest rate applicable to the Company's Eurodollar loans was approximately 6.00%, which includes an interest rate margin cost of 0.35%, and the interest rate applicable to all prime rate loans was 7.75%.

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

5. DEBT (CONTINUED)
    In addition to customary events of default, it will be an event of default if a change of control occurs (defined as a person or persons other than A. Jerrold Perenchio or his permitted transferees gaining voting control of the Company).

    The Junior Subordinated Notes, which have a face value of $10,306,000 and $61,094,000 and bear simple interest at 7%, were originally payable by PTIH and UNHP, respectively, to Hallmark Cards, Inc. ("Hallmark") in connection with the Acquisition from Hallmark (the "Junior Subordinated Notes"). Hallmark has since sold the Junior Subordinated Notes to a third party, which resold them to the public as a series of notes. The Junior Subordinated Notes are unsecured; all interest and principal is due on December 17, 2002. As part of the acquisition of the Network, the Company acquired the obligation under the Junior Subordinated Notes with the face value of $61,094,000 during 1996. The Junior Subordinated Notes were discounted at an effective rate of approximately 12.5% in accordance with the purchase method of accounting. The discounts on the Junior Subordinated Notes with a face value of $71,400,000 are $25,429,000 and $28,896,000 at December 31, 1998 and 1997, respectively. The discounts, which are shown as a reduction of the related debt, are being amortized under the interest method over the term of the Junior Subordinated Notes.

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

    The accrued interest payable on the Related Party Senior Subordinated Notes and the Related Party Subordinated Debt was $12,120,000 at December 31, 1995. Interest expense was $5,484,000 in 1996.

    As part of the Reorganization, the Company paid the balance of the Senior Subordinated Debt-Principal Stockholders (at the PTIH level). The Senior Subordinated Debt-Principal Stockholders was scheduled to mature on December 16, 2003, and was subordinate to all Senior Indebtedness of the Company, including amounts outstanding under the Old Bank Facility. The Senior Subordinated Debt-Principal Stockholders accrued interest at a rate of 6.6% and was payable on December 16, 2003. The debt

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

5. DEBT (CONTINUED)
arose from the preferred stock dividends, which were declared by PTIH to the minority stockholders, effective December 31, 1995. These dividends were reflected as minority interest in the Company's 1995 financial statements.

    Long-term debt (excluding capital leases--see Note 6) matures as follows (in thousands):

                                                                                      AMOUNT
                                                                                    ----------
Year ending December 31:
1999..............................................................................  $   66,238*
2000..............................................................................      54,000
2001..............................................................................      63,500
2002..............................................................................     149,151
2003..............................................................................      76,750
Thereafter........................................................................          --
                                                                                    ----------
Total                                                                               $  409,639
                                                                                    ----------
                                                                                    ----------

------------------------

* excludes $2,873 of capital leases

    The Company estimates that the fair value of the bank debt and the Junior Subordinated Notes at December 31, 1998, approximates book value.

    Interest expense, net, reflected in the accompanying consolidated statements of operations is comprised of the following for the years ended December 31, (in thousands):

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Bank Facility................................................  $  23,959  $  29,270  $  17,249
Senior Subordinated Notes....................................         --         --     11,048
Junior Subordinated Notes....................................      8,465      7,525        964
Sponsor Loans................................................         --         --      7,304
Related party................................................         --         --      5,484
Capital leases (see Note 6)..................................      3,544      3,775        913
Other--net...................................................       (138)      (423)    (1,271)
                                                               ---------  ---------  ---------
                                                               $  35,830  $  40,147  $  41,691
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

6. COMMITMENTS

    The Company is obligated under long-term operating leases expiring at various dates through 2017 for office, studio, automobile, tower and transponder rentals. The Company is also obligated under long-term

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

6. COMMITMENTS (CONTINUED)
capital lease obligations through 2011. The following is a schedule by year of future annual rentals under operating and capital leases as of December 31, 1998 (in thousands):

                                                                           OPERATING    CAPITAL
                                                                            LEASES      LEASES
                                                                          -----------  ---------
Year ending December 31:
1999....................................................................   $   8,561   $   6,336
2000....................................................................       7,828       6,336
2001....................................................................       7,385       6,336
2002....................................................................       5,995       6,336
2003....................................................................       5,531       6,336
Thereafter..............................................................      39,883      25,406
                                                                          -----------  ---------
Total minimum lease payments............................................   $  75,183      57,086
                                                                          -----------
                                                                          -----------
Less interest and executory costs.......................................                 (20,179)
                                                                                       ---------
Total present value of minimum lease payments...........................                  36,907
Current portion.........................................................                  (2,873)
                                                                                       ---------
Capital lease obligation, less current portion..........................               $  34,034
                                                                                       ---------
                                                                                       ---------

    Rent expense totaled $10,315,000 in 1998, $8,320,000 in 1997 and $4,900,000
in 1996.

    In June 1998, the Company entered a new five-year contract with Nielsen Media Research ("Nielsen"), expiring in the year 2002, to provide television audience measurement services. The aggregate payment under the contract is approximately $24,000,000, payable over five years in increasing installments, with an aggregate payment remaining under the contract of approximately $19,000,000 at December 31, 1998. The O&Os have various Nielsen contracts extending from November 1992 to December 2003 with aggregate payments of approximately $29,000,000. At December 31, 1998, the aggregate payments remaining under these contracts is approximately $9,400,000, with most of the O&Os' contracts expiring in October 1999.

    As of December 31, 1998, the Company is committed to pay minimum annual base compensation approximating $7,000,000, pursuant to major talent contracts through December 31, 1999. These payments do not include amounts payable upon the attainment of certain annual revenue levels or upon the performance of other contractual provisions.

    In 1998, a joint venture between the Company and Home Shopping Network Capital LLC formed Home Shopping Network En Espanol LLC. The joint venture has created a live, Spanish-language television shopping service intended for distribution in the United States, Latin America, Portugal and Spain. On March 30, 1998, Home Shopping Network En Espanol LLC began broadcasting three hours of programming seven days a week on Galavision, the Company's Spanish-language cable network. Under the terms of the agreement, the Company and Home Shopping Network Capital LLC have approximately equal interest in the joint venture. The Company's annual contribution to the joint venture during 1998 was $831,000. The annual capital contributions estimated to be required to be made by each party under the agreement are $3,500,000 in 1999 and $1,669,000 in 2000, with a maximum capital contribution limit of $6,000,000 over a five-year period. The Company accounts for its investment in Home Shopping Network

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

6. COMMITMENTS (CONTINUED)
En Espanol LLC under the equity method. No assurance can be given that the joint venture will be successful.

7. EMPLOYEE BENEFITS

    The Company has a 401(k) retirement savings plan (the "Plan") covering all eligible employees who have completed one year of service. The Plan allows the employees to defer a portion of their annual compensation, and the Company may match a portion of the employees' contributions. For the years ended December 31, 1998, 1997 and 1996, the Company made matching contributions to the Plan totaling $3,694,000, $1,430,000 and $817,000, respectively. Effective January 1, 1998, the Company began matching 100% of the first 6% of eligible compensation that employees contribute to the plan. This represents an increase over the 1997 and 1996 matching, during which time the Company matched 75% of the first 4% of employees' contributions.

8. CONTINGENCIES

    There are various legal actions and other claims pending against the Company incidental to its business and operations. In the opinion of management, the resolution of these matters will not have a material effect on the consolidated financial position or results of operations.

    The Network, primarily located in Miami and acquired October 2, 1996, accounted for 51% of the Company's gross advertising revenues in 1998, 49% in 1997 and 22% in 1996. The Network accounted for 48% of trade accounts receivable as of December 31, 1998, and 52% in 1997. The Company's station serving Los Angeles accounted for 17%, 18% and 29% of the Company's gross advertising revenues in 1998, 1997 and 1996, respectively, and 17% and 16% of trade accounts receivable as of December 31, 1998 and 1997, respectively. The Company's station serving Miami accounted for 9%, 10% and 15% of the Company's gross advertising revenues in 1998, 1997 and 1996, respectively, and 9% of trade accounts receivable as of December 31, 1998 and 1997.

    The Company maintains insurance coverage for various risks, where deemed appropriate by management, at rates and on terms which management considers reasonable. The Company self-insures certain portions of its employee health benefits as well as the deductible portion of certain insurance coverage for various risks, including those associated with windstorm and earthquake damage. The Company has recorded estimated liabilities for these uninsured portions of risks. In management's opinion, the potential exposure in future periods, if uninsured losses in excess of amounts provided were to be incurred, would not be material to the consolidated financial position or results of operations.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

9. INCOME TAXES

    The Company files a consolidated federal income tax return. The income tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996 comprised the following charges (benefits)(in thousands):

                                                                1998        1997       1996
                                                              ---------  ----------  ---------
Provision relating to debt extinguishment...................  $      --  $       --  $   5,485
Current:
  Federal...................................................      5,832          --         --
  State.....................................................      4,105       2,300        229
Deferred:
  Federal...................................................     28,273     (19,044)        --
  State.....................................................      2,138      (2,721)        --
                                                              ---------  ----------  ---------
Total.......................................................  $  40,348  $  (19,465) $   5,714
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------

    In 1996, the provision relating to debt extinguishment was based on an effective rate of 40%. This tax provision was offset by an income tax benefit arising from the extraordinary loss on the extinguishment of debt. The deferred income tax benefit in 1997 comprises a federal and state provision of $34,355,000, offset by a benefit of $56,120,000 resulting from the decrease in the deferred tax asset valuation allowance.

    The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                         1998       1997
                                                                       ---------  ---------
Deferred tax assets:
Property and equipment net value.....................................  $   3,700  $  13,400
Intangible assets net value..........................................        400      1,200
Accrued insurance and litigation.....................................      1,700      2,300
Accrued vacation.....................................................      1,000        800
Deferred compensation................................................      2,200      2,400
Purchase accounting accruals.........................................      1,900      2,900
Allowance for doubtful accounts......................................      1,100        700
Charitable contributions carryforwards...............................      1,400      1,400
Alternative minimum tax credit.......................................         --      1,800
Other differences....................................................        (65)     5,946
Net operating loss carryforwards.....................................      9,300     20,200
                                                                       ---------  ---------
Total deferred tax assets............................................  $  22,635  $  53,046
                                                                       ---------  ---------
                                                                       ---------  ---------

    At December 31, 1998, the Company had net operating loss carryforwards of $20,400,000 that expire in years 2004 and 2005, resulting from the 1992 acquisitions. The tax benefit relating to the recognition of these items was applied to reduce goodwill related to the acquisitions. At December 31, 1997, based on

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

9. INCOME TAXES (CONTINUED)
three consecutive quarters of consistent profits and an evaluation of continuing profitability into the future, the Company eliminated the deferred tax asset valuation allowance, resulting in a book deferred tax benefit of $56,120,000 and a reduction of intangible assets of $23,380,000.

    Concurrent with the Offering and Reorganization, the Company recorded goodwill of $203,000,000, representing the consideration given in excess of the net assets related to the acquisition of the minority interests in PTIH and the Network. The amortization of this goodwill is not deductible for tax purposes, and, in accordance with SFAS No. 109, no deferred tax liability was accrued. Consequently, in future periods, the Company's effective tax rate provided will be greater than the statutory rate. Therefore, for financial reporting purposes, including the above non-deductible goodwill, at December 31, 1998, the Company has remaining intangible assets of $592,224,000 that are being amortized over the next 20 years. For tax purposes, as of December 31, 1998, the Company has remaining intangible assets of $112,805,000, of which $9,938,000 is expected to be deductible in 1999 and the balance is expected to be deductible over 15 years. The non-deductible intangible amortization permanent difference was $34,897,000 and $18,492,000 for the years ended December 31, 1998 and 1997, respectively.

    For the years ended December 31, 1998 and 1997, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                               1998        1997
                                                                             ---------  -----------
Federal statutory tax rate.................................................       35.0%      35.0%
State and local income taxes, net of federal tax benefit...................        5.9        5.4
Junior Subordinated Notes..................................................        1.8        1.2
Goodwill amortization......................................................       29.0       13.5
Non-deductible portion of total compensation...............................        7.1         --
Other......................................................................        1.5        2.4
                                                                                   ---      -----
                                                                             80.3.....       57.5
Decrease in deferred tax asset valuation allowance.........................         --      (88.1)
                                                                                   ---      -----
Total effective tax rate...................................................       80.3%     (30.6)%
                                                                                   ---      -----
                                                                                   ---      -----

10. EARNINGS PER SHARE

    The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations for "Income (loss) before extraordinary loss on extinguishment of debt" required by SFAS No. 128 (Earnings Per Share):

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

10. EARNINGS PER SHARE (CONTINUED)
    (Dollars in thousands, except for share and per-share data):

                                               FOR THE YEAR ENDED 1998                    FOR THE YEAR ENDED 1997
                                      -----------------------------------------  -----------------------------------------
                                         INCOME         SHARES       PER-SHARE      INCOME         SHARES       PER-SHARE
                                       (NUMERATOR)   (DENOMINATOR)    AMOUNT      (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                      -------------  -------------  -----------  -------------  -------------  -----------
Income before extraordinary items...    $   9,927                                $      83,159
Less preferred stock dividends......         (606)                                        (561)
                                           ------                                -------------
Basic Earnings Per Share
  Income before extraordinary items
    per share available to common
    stockholders....................        9,321      86,640,888    $    0.11          82,598    85,238,518    $    0.97
                                                                         -----                                      -----
Effect of Dilutive Securities
  Warrants..........................           --      27,393,259                           --    28,795,768
  Options...........................           --       1,557,672(a)                        --     1,576,826(b)
  Convertible Preferred Stock(c)....          606         617,233                          561       734,225
                                           ------    -------------               -------------  -------------
Diluted Earnings Per Share
  Income before extraordinary items
    per share available to common
    stockholders....................    $   9,927     116,209,052    $    0.09   $      83,159   116,345,337    $    0.71
                                           ------    -------------       -----   -------------  -------------       -----
                                           ------    -------------       -----   -------------  -------------       -----

                                                                                   FOR THE YEAR ENDED 1996
                                                                           ----------------------------------------
                                                                              INCOME        SHARES       PER-SHARE
                                                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                           ------------  -------------  -----------
Income before extraordinary loss.........................................   $   18,593
Less preferred stock dividends...........................................           --
                                                                           ------------
Basic Earnings Per Share
  Income before extraordinary items per share available to common
    stockholders.........................................................       18,593     85,224,360    $    0.22
                                                                                                             -----
                                                                                                             -----
Effect of Dilutive Securities
  Warrants...............................................................           --     28,779,416
  Options................................................................           --      1,423,262
Convertible Preferred Stock(c)...........................................           --        162,622
                                                                           ------------  -------------
Diluted Earnings Per Share
  Income before extraordinary items per share available to common
    stockholders.........................................................   $   18,593    115,589,660    $    0.16
                                                                           ------------  -------------       -----
                                                                           ------------  -------------       -----

------------------------

(a) Options of 2,103,000 shares granted on December 4, 1998, were excluded as common stock equivalents, since the average market price of the Class A Common Stock during the 1998 fourth quarter

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

10. EARNINGS PER SHARE (CONTINUED)
    was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

(b) Options of 2,320,000 shares granted on December 12, 1997, were excluded as common stock equivalents, since the average market price of the Class A common stock during the 1997 fourth quarter was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive. No options were granted by the Company prior to September 26, 1996.

(c) The redeemable convertible 6% preferred stock was issued on March 20, 1997, as part of the acquisition of the Sacramento full-power Affiliated Station. The 12,000 shares issued and outstanding at December 31, 1997, have a liquidation preference of $1,000 per share (plus accrued and unpaid dividends). The preferred stock is convertible into Class A Common Stock at the option of the holder until the fourth anniversary of the closing of the acquisition at a conversion price of $16.34375. At December 31, 1998, there were 9,000 shares outstanding.

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

12. PREFERRED STOCK

    The Company had 10,000,000 shares of preferred stock, $.01 par value, authorized at December 31, 1998 and 1997. The Company had 12,000 shares of redeemable convertible 6% preferred stock, $.01 par value, issued and outstanding at December 31, 1997, in connection with the acquisition of the Sacramento station. At December 31, 1997, the Company had accrued preferred stock dividends of $120,000. During the six months ended June 30, 1998, 3,000 redeemable convertible 6% preferred stock shares were redeemed and converted to 183,556 shares of Class A Common Stock, resulting in an increase to Common Stock of $1,836 and to paid-in-capital of $2,998,164. The reduction to the redeemable convertible 6% preferred stock balance was $3,000,000, resulting in a remaining outstanding balance at December 31, 1998, of $9,090,000, including accrued dividends of $90,000.

    The remaining 9,000 shares of redeemable convertible 6% preferred stock have one vote per share, a liquidation preference of $1,000 per share (plus accrued and unpaid dividends) and a cumulative annual dividend preference of 6% per share per annum ($15.00 per share per quarter), increasing to 9% per share per annum if accrued and unpaid dividends per share equal or exceed $30.00. The preferred stock is convertible into Class A Common Stock at the option of the holder until the fourth anniversary of the closing of the acquisition at a conversion price of $16.34375. The preferred stock is redeemable at the

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

12. PREFERRED STOCK (CONTINUED)
option of the holder at any time and by the Company after the fourth anniversary of the issuance of the preferred stock, in each case, for an amount equal to the liquidation preference. Consequently, holders of the redeemable convertible 6% preferred stock have greater rights than holders of the Class A Common Stock.

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

(d) On October 1, 1996, the Program License Agreements were amended, the Program Cost-Sharing Agreement (which required Televisa and Venevision to reimburse the Company for one half of the cost of certain productions produced or acquired by the Company) was terminated, and the management fee to the Principal Stockholders of 3% of Combined Net Time Sales was eliminated. Under the amended Program License Agreements, the royalty rate was 11% from October 1, 1996, through December 31, 1996, 13.5% for 1997 and 15% for all years thereafter;

(e) On October 2, 1996, the Company acquired the Network from its partners in exchange for 19,014.5 shares of Common Stock and $40,000,000 in cash, and UTG became a wholly owned subsidiary of the Company. The Company effected a dividend of 227 shares on each share of Class P Common Stock, Class T Common Stock and Class V Common Stock, and the warrants were adjusted to reflect the new capital structure of the Company;

(f) On October 2, 1996, the Company paid $88,000,000 to the Principal Stockholders and their affiliates, representing payment of outstanding principal of, and accrued interest on, certain debentures and accrued dividends on certain preferred stock issued by the Company and its subsidiaries in connection with the Acquisition, and approximately $43,000,000 to the Principal Stockholders and their affiliates, representing full payment of outstanding principal of, and interest on, certain notes issued in payment of certain accrued dividends as of December 31, 1995;

(g) On October 2, 1996, the Company paid $149,000,000 to Televisa and Venevision, representing full payment of outstanding principal of, and accrued interest on, all amounts owed to them by UTG with

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

13. THE OFFERING AND REORGANIZATION (CONTINUED) respect to Sponsor Loans made subsequent to the Acquisition, and the obligations to make the Sponsor Loans terminated;

(h) On October 2, 1996, the Company paid $15,300,000 to Televisa, representing full payment of outstanding principal of, and accrued interest on, the note issued by the Company as of July 1, 1996, to Televisa as payment for the acquisition of Galavision. This acquisition was accounted for under the purchase method of accounting; accordingly, Galavision's operating results have been included with the Company's since October 3, 1996.

14. 1996 PERFORMANCE AWARD PLAN

    In 1996, the Company adopted a 1996 Performance Award Plan that reserves shares of Class A Common Stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors or Plan Committee (as appointed by the Board). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

                                                             BASIC EPS                       DILUTED EPS
                                                  -------------------------------  -------------------------------
                                                    1998       1997       1996       1998       1997       1996
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                              (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Net income available to common stock--as
  reported......................................  $   9,321  $  82,598  $  10,365  $   9,927  $  83,159  $  10,365
Net income (loss) available to common stock--pro
  forma.........................................     (1,764)    76,545      8,892     (1,158)    77,106      8,892
EPS available to common stock--as reported......       0.11       0.97       0.12       0.09       0.71       0.09
EPS available to common stock--pro forma........      (0.02)      0.90       0.10      (0.01)      0.66       0.08

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0%, expected volatility of 38.137%, 29.736% and 31.865%, risk-free interest rate of 4.43%, 5.86% and 6.02% and expected life of five, five and three years.

    Under the Plan approved by the Board of Directors, the maximum number of shares of Class A Common Stock that may be granted is 11,000,000. The maximum number of shares that may be granted to any individual during any calendar year is 1,000,000. For 1996, the maximum number of shares that could be granted was 4,000,000. Thereafter, the maximum number is 2,750,000 shares per year, excluding any awards, if any, granted to an eligible employee who is hired in that year to become the chief executive officer of the Company. The Plan provides that shares granted come from the Company's authorized but unissued Class A Common Stock and any shares of its Class A Common Stock held as treasury shares. Grants may be in the form of either nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance share awards, stock bonuses or cash bonus awards.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

14. 1996 PERFORMANCE AWARD PLAN (CONTINUED)

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

    Information regarding the Performance Award Plan for 1998, 1997 and 1996 is as follows:

                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Number of shares under stock options:
  Outstanding at beginning of year..................     6,294,000     3,868,000            --
  Granted...........................................     2,219,000     2,525,000     3,868,000
  Exercised.........................................      (390,666)      (75,000)           --
  Canceled..........................................       (46,500)      (24,000)           --
                                                      ------------  ------------  ------------
  Outstanding at end of year........................     8,075,834     6,294,000     3,868,000
  Available for grant at end of year................     2,458,500     4,631,000     7,132,000
  Exercisable at end of year........................     4,029,250     2,104,000            --

Weighted average exercise price:
  Granted...........................................  $      31.50  $      32.85  $      11.50
  Exercised.........................................  $      12.70  $      11.50            --
  Canceled..........................................  $      34.13  $      11.50            --
  Outstanding at end of year........................  $      23.48  $      20.07  $      11.50
  Exercisable at end of year........................  $      14.78  $      11.50            --
  Weighted average fair value of options
    granted during the period.......................  $      12.77  $      12.24  $       3.39

                                                        OPTIONS OUTSTANDING
                                    -----------------------------------------------------------
                                                            WEIGHTED AVERAGE
                                    NUMBER OUTSTANDING AT      REMAINING      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES              DECEMBER 31, 1998     CONTRACTUAL LIFE   EXERCISE PRICE
----------------------------------  ----------------------  ----------------  -----------------
$11.50 - $25.50...................          3,583,334            7.8 Years        $   11.77
$25.51 - $39.88...................          4,492,500            9.4 Years        $   32.83

                                                                 OPTIONS OUTSTANDING
                                                      -----------------------------------------
                                                      NUMBER OUTSTANDING AT   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                                DECEMBER 31, 1998      EXERCISE PRICE
----------------------------------------------------  ----------------------  -----------------
$11.50 - $25.50.....................................          3,446,250           $   11.50
$25.51 - $39.88.....................................            583,000           $   34.13

    During the year ended December 31, 1998, 390,666 options were exercised for 390,666 shares of Class A Common Stock, resulting in a change to Common Stock of $3,907 and to Paid-in-capital of $8,161,000, which included a tax benefit associated with the transactions of $3,205,000.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                          1ST         2ND         3RD         4TH        TOTAL
                                                        QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                                       ----------  ----------  ----------  ----------  ----------
                                                            (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)
1998
Net revenues.........................................  $  105,145  $  173,536  $  138,946  $  159,426  $  577,053
Net income (loss)....................................         490      (3,003)      4,970       7,470       9,927
Net income (loss) applicable to common
  stockholders.......................................         310      (3,159)      4,835       7,335       9,321

EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:
Basic Earnings Per Share
  Net income (loss)..................................  $     0.00  $    (0.04) $     0.06  $     0.08  $     0.11
Diluted Earnings Per Share
  Net income (loss)..................................  $     0.00  $    (0.04) $     0.04  $     0.06  $     0.09

1997
Net revenues.........................................  $   85,601  $  122,327  $  113,940  $  137,873  $  459,741
Net income (loss)....................................      (2,270)     27,514      25,127      32,788      83,159
Net income (loss) applicable to common
  stockholders.......................................      (2,292)     27,334      24,948      32,608      82,598

EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:
Basic Earnings Per Share
  Net income (loss)..................................  $    (0.03) $     0.32  $     0.29  $     0.38  $     0.97
Diluted Earnings Per Share
  Net income (loss)..................................  $    (0.03) $     0.24  $     0.21  $     0.28  $     0.71