Form 10-Q
period 1999-03-31
UNIVISION COMMUNICATIONS INC
filed 1999-04-29
CIK 1017008

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

FOR THE QUARTER ENDED MARCH 31, 1999           COMMISSION FILE NUMBER: 001-12223

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    There were 63,133,751 shares of Class A Common Stock, 19,981,045 shares of Class P Common Stock, 5,742 shares of Class T Common Stock and 8,918,582 of Class V Common Stock outstanding as of April 12, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION:

- Financial Introduction...................................................................................           2

  -  Item 1. Consolidated Financial Statements

   Condensed Consolidated Balance Sheets at March 31, 1999 and December 31, 1998...........................           3

   Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998......           4

   Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998......           5

   Notes to the Condensed Consolidated Financial Statements................................................           6

  -  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................................................           8

  -  Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................          14

PART II--OTHER INFORMATION:

Item 6. Exhibits and Reports on form 8-K...................................................................          14

PART I

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                             FINANCIAL INTRODUCTION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for December 31, 1998.

PART I, ITEM 1

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                                     DECEMBER 31,
                                                                                                         1998
                                                                                         MARCH 31,   ------------
                                                                                           1999
                                                                                        -----------
                                                                                        (UNAUDITED)
                                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $  17,643    $   12,966
  Accounts receivable, net............................................................      97,080       118,408
  Program rights......................................................................       5,042         5,081
  Prepaid expenses and other..........................................................      14,926        17,536
                                                                                        -----------  ------------
    Total current assets..............................................................     134,691       153,991
Property and equipment, net...........................................................     142,694       144,496
Intangible assets, net................................................................     580,175       592,224
Deferred financing costs, net.........................................................       6,483         6,843
Deferred income taxes.................................................................      21,879        22,635
Program rights, less current portion..................................................       5,521         5,398
Note receivable-Entravision...........................................................      10,000        10,000
Investment in unconsolidated affiliate................................................         929            67
Other assets..........................................................................       4,861         2,675
                                                                                        -----------  ------------
    Total assets......................................................................   $ 907,233    $  938,329
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities............................................   $  59,476    $   75,129
  Accrued interest....................................................................         497           641
  Accrued license fee.................................................................       7,654         7,572
  Obligations for program rights......................................................         442           438
  Current portion of long-term debt...................................................      71,101        69,111
                                                                                        -----------  ------------
    Total current liabilities.........................................................     139,170       152,891
Long-term debt including accrued interest, less current portion.......................     311,038       343,401
Capital lease obligations, less current portion.......................................      33,271        34,034
Other long-term liabilities...........................................................       4,602         4,265
                                                                                        -----------  ------------
    Total liabilities.................................................................     488,081       534,591
                                                                                        -----------  ------------
Redeemable convertible 6% preferred stock, $.01 par value, with a conversion price of
  $16.34375 to Class A Common Stock (9,000 shares issued and outstanding at March 31,
  1999 and December 31 1998, respectively)............................................       9,090         9,090
                                                                                        -----------  ------------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares authorized)......................          --            --
  Common stock, $.01 par value (492,000,000 shares authorized; 91,279,670 and
    90,916,170 shares issued including shares in treasury at March 31, 1999 and
    December 31, 1998, respectively)..................................................         913           909
  Paid-in-capital.....................................................................     397,695       388,772
  Retained earnings...................................................................      28,856        22,369
                                                                                        -----------  ------------
                                                                                           427,464       412,050
Less common stock held in treasury (464,051 shares at cost at March 31, 1999 and
  December 31, 1998)..................................................................     (17,402)      (17,402)
                                                                                        -----------  ------------
  Total stockholders' equity..........................................................     410,062       394,648
                                                                                        -----------  ------------
  Total liabilities and stockholders' equity..........................................   $ 907,233    $  938,329
                                                                                        -----------  ------------
                                                                                        -----------  ------------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                        1999            1998
                                                                                   --------------  --------------
Net revenues.....................................................................  $      138,039  $      105,145
Direct operating expenses........................................................          52,789          42,341
Selling, general and administrative expenses.....................................          42,488          36,151
Depreciation and amortization....................................................          15,241          15,560
                                                                                   --------------  --------------
Operating income.................................................................          27,521          11,093
Interest expense.................................................................           7,707           9,505
Equity loss in unconsolidated affiliate..........................................             138              --
Amortization of deferred financing costs.........................................             360             420
                                                                                   --------------  --------------
Income before taxes and extraordinary loss on extinguishment of debt.............          19,316           1,168
Provision for income taxes.......................................................          10,083             678
                                                                                   --------------  --------------
Income before extraordinary loss on extinguishment of debt.......................           9,233             490
Extraordinary loss on extinguishment of debt (including a tax provision of
  $246)..........................................................................           2,611              --
                                                                                   --------------  --------------
Net income.......................................................................           6,622             490
Preferred stock dividends........................................................            (135)           (180)
                                                                                   --------------  --------------
Net income available to common stockholders......................................  $        6,487  $          310
                                                                                   --------------  --------------
                                                                                   --------------  --------------
BASIC EARNINGS PER SHARE
Income per share available to common stockholders before extraordinary loss......  $         0.10  $         0.00
Extraordinary loss per share.....................................................           (0.03)             --
                                                                                   --------------  --------------
Net income per share available to common stockholders............................  $         0.07  $         0.00
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Weighted average common shares outstanding.......................................      90,648,528      85,709,750
                                                                                   --------------  --------------
                                                                                   --------------  --------------
DILUTED EARNINGS PER SHARE
Income per share available to common stockholders before extraordinary loss......  $         0.08  $         0.00
Extraordinary loss per share.....................................................           (0.02)             --
                                                                                   --------------  --------------
Net income per share available to common stockholders............................  $         0.06  $         0.00
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Weighted average common shares outstanding.......................................     117,043,503     116,636,051
                                                                                   --------------  --------------
                                                                                   --------------  --------------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                1999       1998
                                                                                              ---------  ---------
Net income..................................................................................  $   6,622  $     490
Adjustments to reconcile net income to net cash from operating activities:
Depreciation................................................................................      5,427      4,697
Loss on sale of fixed assets................................................................        197         --
Equity loss in unconsolidated subsidiary....................................................        138         --
Amortization of intangible assets and deferred financing costs..............................     10,174     11,283
Extraordinary loss on extinguishment of debt................................................      2,611         --
Changes in assets and liabilities:
  Accounts receivable.......................................................................     21,328     29,980
  License fees payable......................................................................     20,430     15,133
  Payment of license fees...................................................................    (20,348)   (13,666)
  Program rights............................................................................        (84)        56
  Intangible assets.........................................................................         (5)        --
  Deferred taxes............................................................................        756        269
  Prepaid expenses and other assets.........................................................      6,936       (500)
  Accounts payable and accrued liabilities..................................................    (15,627)   (12,150)
  Accrued interest..........................................................................      2,130      1,989
  Obligations for program rights............................................................          4       (456)
  Other, net................................................................................        426       (496)
                                                                                              ---------  ---------
Net cash provided by operating activities...................................................     41,115     36,629
                                                                                              ---------  ---------
Cash flow from investing activities:
  Capital expenditures......................................................................     (4,944)    (9,165)
  Investment in unconsolidated subsidiary...................................................     (1,000)       (15)
  Proceeds from sale of Albuquerque station.................................................      1,000         --
  Other.....................................................................................          6         --
                                                                                              ---------  ---------
Net cash used in investing activities.......................................................     (4,938)    (9,180)
                                                                                              ---------  ---------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt..................................................     24,000     15,000
  Payments of long-term debt................................................................    (42,022)   (35,791)
  Exercise of options.......................................................................      4,655      1,340
  Exercise of warrants......................................................................         --         47
  Preferred stock dividends paid............................................................       (135)      (180)
  Repurchase of Junior Subordinated Notes...................................................    (17,998)        --
                                                                                              ---------  ---------
Net cash used in financing activities.......................................................    (31,500)   (19,584)
                                                                                              ---------  ---------
Net increase in cash........................................................................      4,677      7,865
Cash and cash equivalents, beginning of year................................................     12,966     10,660
                                                                                              ---------  ---------
Cash and cash equivalents, end of period....................................................  $  17,643  $  18,525
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Supplemental disclosure of cash flow information:
  Interest paid during the period...........................................................  $   5,585  $   7,576
                                                                                              ---------  ---------
                                                                                              ---------  ---------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                  (UNAUDITED)

1. ORGANIZATION OF THE COMPANY

    Univision Communications Inc. ("Univision" or "the Company") is the leading Spanish-language television broadcast company in the United States. The Company and its subsidiaries include the Univision Network (the "Network"), the most-watched Spanish-language television network in the United States; Univision Television Group ("UTG"), which owns and operates 12 full-power and seven low-power television stations (the "O&Os"), including full-power stations in 11 of the top 15 U.S. Hispanic markets; and Galavision, the country's leading Spanish-language cable network. Univision's signal reaches 92 percent of all U.S. Hispanic households through its owned-and-operated stations, broadcast affiliates and cable affiliates.

    The Company's 11 full-power Spanish-language television stations are located in New York, Los Angeles, Miami, San Antonio, San Francisco, Fresno, Dallas, Phoenix, Sacramento, Houston and Chicago and one English-language, full-power television station is located in Bakersfield. The Company also owns and operates seven Spanish-language, low-power television stations serving Hartford, Fort Worth, Philadelphia, Tucson, Austin, Santa Rosa and Bakersfield. The Company's Spanish-language television stations are affiliated with the Network and the English-language station is affiliated with United Paramount Network (UPN).

2. STATION DISPOSITION

    On March 31, 1999, the Company sold the FCC broadcast license and the fixed assets of station KLUZ, Channel 41, Albuquerque, New Mexico to Entravision Communications Company LLC ("Entravision"), which owns 13 other stations that have affiliation agreements with the Company. Under the terms of the agreement, the Company received as consideration $1,000,000 in cash and an option to acquire an additional 2% equity interest in Entravision. The Company now has an option to acquire an approximate 27% equity interest in Entravision.

3. EARLY EXTINGUISHMENT OF DEBT

    During the three months ended March 31, 1999, the Company purchased at a premium $14,074,000 face amount of its Junior Subordinated Notes, resulting in an extraordinary loss of $2,610,719, including a related income tax provision of $245,739. The tax provision was due to a tax extraordinary gain resulting from a higher permanent discounted note basis for tax versus book purposes.

4. OPTIONS

    During the three months ended March 31, 1999, options were exercised for 362,500 shares of Class A Common Stock, resulting in an increase to Common Stock of $3,625 and an increase to Paid-in-capital of $8,923,462, which included a tax benefit associated with the transactions of $4,271,900.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

5. EARNINGS PER SHARE

    The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations for "Income before extraordinary loss on extinguishment of debt" required by SFAS No. 128 (Earnings Per Share):

(Dollars in thousands, except for share and per-share data):

                                              THREE MONTHS ENDED MARCH 31, 1999           THREE MONTHS ENDED MARCH 31, 1998
                                          -----------------------------------------  -------------------------------------------
                                             INCOME         SHARES       PER-SHARE       INCOME          SHARES       PER-SHARE
                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT       (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                          -------------  -------------  -----------  ---------------  -------------  -----------
Income before extraordinary items.......    $   9,233                                   $     490
Less preferred stock dividends..........         (135)                                       (180)
                                               ------                                       -----
Basic Earnings Per Share
  Income before extraordinary items per
  share available to common
  stockholders..........................        9,098      90,648,528    $    0.10            310       85,709,750    $    0.00
                                                                             -----                                        -----
                                                                             -----                                        -----
Effect of Dilutive Securities
Warrants................................           --      23,801,396                          --       28,403,808
Options.................................           --       2,042,910                          --        1,788,268
Convertible Preferred Stock.............          135         550,669                         180          734,225
                                               ------    -------------                      -----     -------------
Diluted Earnings Per Share
  Income before extraordinary items per
  share available to common
  stockholders..........................    $   9,233     117,043,503    $    0.08      $     490      116,636,051    $    0.00
                                               ------    -------------       -----          -----     -------------       -----
                                               ------    -------------       -----          -----     -------------       -----

PART I, ITEM 2

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The Company's major assets are its investments in UTG and the Network, from which substantially all of its revenues are derived. UTG's net revenues are derived from the O&Os and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. The Network's net revenues include gross advertising revenues generated from the sale of Network advertising, net of agency commissions and station compensation to the its broadcast affiliates. Also included in net revenues are Galavision's gross advertising revenues, net of agency commissions, its subscriber fee revenues and miscellaneous revenues.

    Direct operating expenses consist of programming, news and general operating costs.

    "Broadcast cash flow" means operating income plus depreciation and amortization and corporate charges, which are corporate costs that would be duplicated and therefore eliminated if the Company were acquired by another broadcasting company. "EBITDA" means earnings before interest, taxes, depreciation and amortization and non-recurring charges and is the sum of operating income plus depreciation and amortization. The Company has included broadcast cash flow and EBITDA data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow and EBITDA are not, and should not be used as, indicators or alternatives to operating income, net income or cash flow as reflected in the consolidated financial statements, are not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

    THREE MONTHS ENDED MARCH 31, 1999 ("1999"), COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 ("1998")

    REVENUES. Net revenues increased to $138,039,000 in 1999 from $105,145,000 in 1998, an increase of $32,894,000 or 31.3%. The Network accounted for $16,349,000 or 49.7% of the increase, and the O&Os and Galavision accounted for $15,559,000 or 47.3% and $986,000 or 3%, respectively. The Network's increase is due primarily to an increase of approximately 34% in the average price of advertising spots and an increase in volume of approximately 6%. The O&Os' increase was due to an increase of approximately 8% in the number of spots sold and an 11% increase in the price for advertising spots. While there were increases at all the O&Os, the primary increases were derived from Los Angeles, Miami, New York, San Antonio and Houston.

    EXPENSES. Direct operating expenses, which include corporate charges of $81,000 and $83,000 in 1999 and 1998, respectively, increased to $52,789,000 in
1999 from $42,341,000 in 1998, an increase of $10,448,000 or 24.7%. The increase is due primarily to higher license fees paid or payable, under the program license agreements, to Televisa and Venevision of $5,297,000 resulting from higher sales. The new programs associated with the Company's non-NOVELA production participation agreement with Televisa accounted for approximately $2,240,000 of the increase in programming costs over 1998. The remainder of the increase is primarily due to higher technical and news costs of $1,857,000, which includes approximately $200,000 of net cost increases due to the addition of early morning news at the Los Angeles station. As a percentage of net revenues, direct operating expenses decreased from 40.3% in 1998 to 38.2% in 1999.

    Selling, general and administrative expenses, which include corporate charges of $3,100,000 and $2,559,000 in 1999 and 1998, respectively, increased to $42,488,000 in 1999 from $36,151,000 in 1998, an increase of $6,337,000 or
17.5%. The increase is due in part to increased selling costs of $1,914,000, resulting from higher sales, increased severance and other compensation costs of $1,100,000, increased promotional costs of $764,000 primarily related to increased advertising and $300,000 due to increased

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

employee benefits. As a percentage of net revenues, selling, general and administrative expenses decreased from 34.4% in 1998 to 30.8% in 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $15,241,000 in 1999 from $15,560,000 in 1998, a decrease of $319,000 or 2.1%.
The decrease is due to lower goodwill amortization offset in part by an increase in depreciation related to increased capital expenditures.

    OPERATING INCOME. As a result of the above factors, operating income increased to $27,521,000 in 1999 from $11,093,000 in 1998, an increase of $16,428,000 or 148.1%. As a percentage of net revenues, operating income increased from 10.6% in 1998 to 19.9% in 1999.

    INTEREST EXPENSE. Interest expense decreased to $7,707,000 in 1999 from $9,505,000 in 1998, a decrease of $1,798,000 or 18.9%. The decrease is due primarily to lower bank borrowings and lower interest rates during 1999 as compared to 1998.

    PROVISION FOR INCOME TAXES. In 1999, the Company reported an income tax provision of $10,083,000, representing $9,327,000 of current tax expense and $756,000 of deferred tax expense. In 1998, the Company reported an income tax provision of $678,000, representing $409,000 of current tax expense and $269,000 of deferred tax expense. The Company's effective tax rate of 52.2% for 1999 is lower than the 58.0% for 1998 since the Company's relatively fixed permanent non-deductible tax differences have a smaller effect as book pre-tax income increases.

    NET INCOME. As a result of the above factors, net income in 1999 was $6,622,000 compared to net income of $490,000 in 1998, an increase of $6,132,000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $45,943,000 in 1999 from $29,295,000 in 1998, an increase of $16,648,000 or 56.8%. As a percentage of net revenues, broadcast cash flow increased from 27.9% in 1998 to 33.3% in 1999.

    CORPORATE CHARGES. Corporate charges increased to $3,181,000 in 1999 from $2,642,000 in 1998, an increase of $539,000 or 20.4%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 2.5% in 1998 to 2.3% in 1999.

    EBITDA.  EBITDA increased to $42,762,000 in 1999 from $26,653,000 in 1998, an increase of $16,109,000 or 60.4%. As a percentage of net revenues, EBITDA increased from 25.3% in 1998 to 31% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include those of UTG, the Network and Galavision, totaled $4,944,000 in the first quarter of 1999. This amount excludes the capitalized transponder lease obligations of the Network. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of upgrading its management information systems infrastructure and is expected to upgrade two of its television station facilities during 1999. Furthermore, during the next few years, the Company expects to make an investment in digital technology. The amount of this investment has not been quantified, as the Company is in the process of determining its available options. Capital spending in 1999, including a carryover from 1998 of approximately $13,500,000 due to timing of certain projects, will approximate $45,000,000. In 2000, the Company will begin preparation for the relocation and build-out of its flagship station in Los Angeles. The estimated costs and the form of this

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

transaction will be determined during 1999. Capital spending in 2000 will be approximately $30,000,000, exclusive of the relocation and build-out of the Los Angeles station. Capital spending in 2001 and 2002 is expected to approximate $25,000,000 per year.

    The Company's bank facility at March 31, 1999, consisted of a $269,500,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $197,500,000 reducing revolving credit facility (the "Revolving Credit Facility") also maturing on the same date. Furthermore, the bank facility permits the lenders thereunder to advance up to an additional $250,000,000 of term loans (the "Incremental Facility"), although the Company has not requested and there are no commitments at this time to lend any such additional amounts. At March 31, 1999, the Company had approximately $400,000,000 available to borrow through a combination of its Revolving Credit and Incremental Facilities.

    The Term Facility amortizes quarterly, with $46,000,000 required to be repaid during 1999. In the first quarter of 1999, the Company paid $11,500,000 of the required payment and made a $20,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1998 operating results. These payments were funded by an increase in the Revolving Credit Facility and subsequently repaid with cash from operations. The Revolving Credit Facility has quarterly scheduled reductions in availability of $2,500,000 per quarter during 1999. The Incremental Facility has quarterly scheduled reductions in availability of $5,000,000 on September 30, and December 31, 1999 and is required to be repaid in full on or before August 31, 2004.

    Loans made under the Bank Facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. Furthermore, there are no interest rate margins applicable to prime rate loans. At March 31, 1999, the interest rate applicable to the Company's Eurodollar loans was approximately 5.35%, which includes an interest rate margin cost of 0.35%, and the interest rate applicable to all prime rate loans was 7.75%.

    The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's Eurodollar loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a mimimun. Based on the Company's overall interest rate exposure on its Eurodollar loans at March 31, 1999, a change of 10% in interest rates would have an approximate $1,700,000 impact on pre-tax earnings and pre-tax cash flows over a one-year period.

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

    As a result of net operating loss carryforwards, certain net operating losses, tax consequences of the reorganization of the Company in 1996, other timing differences and subsequent book taxable income, the Company has available a deferred tax asset of $21,879,000 to offset future taxes payable arising from operations. In addition, at March 31, 1999, the Company had $469,855,000 of net remaining intangible assets that will be expensed over the next 20 years for financial reporting purposes and will not be deductible for tax purposes.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    In 1998, a joint venture between the Company and Home Shopping Network Capital LLC formed the Home Shopping Network En Espanol LLC. The joint venture has created a live, Spanish-language television shopping service intended for distribution in the United States, Latin America, Portugal and Spain. On March 30, 1998, the Home Shopping Network En Espanol LLC began broadcasting three hours of programming seven days a week on Galavision, the Company's Spanish-language cable network. Under the terms of the agreement the Home Shopping Network Capital LLC and the Company have approximately equal interest in the joint venture. The Company's contribution to the joint venture during 1998 was $831,000. The capital contributions estimated to be required to be made by each party under the agreement are $3,500,000 in 1999 and $1,669,000 in 2000, with a maximum capital contribution limit of $6,000,000 over a five-year period. The Company accounts for its investment in Home Shopping Network En Espanol LLC under the equity method. No assurance can be given that the joint venture will be successful.

YEAR 2000 ISSUES

    Like most businesses today, the Company is reliant on computer systems and other electronic and mechanical technologies in carrying out the operations of the Network, O&Os and Galavision and managing its other resources. Some of the Company's operations, such as signal distribution and television audience ratings, are either carried out through or supported by third parties, while approximately 50% of the Company's programming is sourced from third parties. Approximately 76% of Univision's programming distribution (including commercial spots) is provided through its O&Os with the remainder provided via its broadcast and cable affiliates. Except for the Network and its Fresno, Miami, Phoenix, Sacramento and San Antonio O&Os, which are located in Company-owned properties, all other operations are situated in facilities leased from and maintained by third parties.

    The Company's business is primarily contracted through advertising agencies, acting on behalf of advertisers, and to a lesser degree from direct local market advertisers. No single advertiser represents more than 10% of the Company's advertising revenues.

    The sales order entry and Nielsen Media Research rating systems used by the Company are mainframe-based. These systems are owned and maintained by third-party vendors and located in such vendors' facilities. The remaining computer systems of the Company are not mainframe-based and use standard industry-specific software applications. The Year 2000 issue results from computer software programs written to use two digits rather than four to define the applicable year. Certain of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. Computer programs used by the Company's Suppliers (as defined below) may experience the same date-recognition issues. If this occurs, the potential exists for computer system failures or miscalculations by computer programs used by the Company and its Suppliers, which could cause disruption of the Company's operations.

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

    - Contingency Plans. Contingency plans are being formulated to continue Network, O&O and Galavision broadcasting operations without significant interruption prior to, during and after January 1, 2000.

    Although work on the different parts of the Year 2000 program has been taking place concurrently, the primary focus is on corrective action and verification activities, particularly with respect to equipment (computer and mechanical technology) that is critical to the Company's broadcasting operations (signal, programming and commercial spot distribution on its Network, O&Os and Galavision). The assessment of equipment critical to the Company's broadcasting operations was completed in December 1998. The targeted date for the completion of all phases of the Year 2000 program is September 30, 1999, subject to Suppliers' responsiveness to the Company's inquiries of their Year 2000 issues and timely delivery of certain Year 2000 compliant software. Verification activities began in 1998 and will continue through 1999. The Company's contingency planning efforts will continue into third quarter pending the release of further Year 2000 readiness updates anticipated from several Suppliers (including utility companies, municipalities, communications and transportation companies) towards the second half of 1999.

STATUS OF YEAR 2000 ACTIVITIES

    Based on the work completed through April 20, 1999 on the Year 2000 program:

    - Equipment critical to the distribution of our broadcast signals (without content) and for the insertion and delivery of content has been Year 2000 assessed. Approximately 85% of the corrective work identified in the assessment phase has been completed. The remainder of the corrective work identified for the mission critical equipment is scheduled for completion by May 31, 1999, subject to the timely availability of Year 2000 software solutions from broadcast equipment vendors. The Company's major satellite providers have informed the Company that the satellites carrying the Network and Galavision feeds have been tested and are Year 2000 ready. Corrective and testing work on the corresponding satellites' ground systems is expected to be completed by mid June 1999 for the satellite carrying the Network feed and in the fourth quarter of 1999 for the satellite carrying the Galavision feed.

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

    - The systems used in our administrative operations or by our outside service providers (finance, payroll, benefits administration) have been assessed. Corrective work identified in the assessment phase continues with expected completion by May 31, 1999.

    - The assessment efforts of our facilities' infrastructures (owned and leased combined) is expected to continue through September 30, 1999. Corrective work identified on Company-owned communications, LAN and desktop systems is being undertaken concurrently with the assessment activities and is 70% complete. The assessment of HVAC, elevators, security and other building systems in Company-owned facilities is more than 80% complete, with corrective work in progress. We continue to work with management companies of leased facilities to ascertain their Year 2000 readiness. Management companies have indicated that certain of their vendors have not been responsive to their requests, and their efforts to obtain such information continue.

    - Of the total corrective work identified for all phases of our program, approximately 50% has been completed. Capital as well as personnel and non-personnel costs related to the Year 2000 program have not been material. Although additional remedial and verification activities remain to be completed, the Company does not expect that the future costs related to the Company's internal Year 2000 issues will have a material impact on the Company's operations, subject to completion of the corrective work and contingency planning phases and the availability of solutions from Suppliers. The Company will fund the costs to resolve its Year 2000 issues primarily from its operating cash flow and, if necessary, proceeds available under its Bank Facility.

    The Company expects that its Systems will be operational and should not experience significant disruptions due to Year 2000 issues. Because of the uncertainties associated with assessing the preparedness of Suppliers, there is a risk of a material adverse effect on the Company's future results of operations if the Company's Suppliers are not capable of correcting their Year 2000 issues. The Company's major risk centers around its ability to transmit the Network, O&Os and Galavision broadcast signals and satisfy the contractual commitments to air the commercial spots of its advertisers. The Company's contingency planning process is addressing these risks.

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

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements (as defined under federal securities laws) made by or on behalf of the Company. The Company and its representatives from time to time may make certain verbal or written forward-looking statements regarding the Company's performance, or events or developments the Company expects to occur or anticipates occurring in the future. Information in this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "will," "expects," "believes," "anticipates," "estimates," or "plans," or the negative thereof or other variations thereon or comparable terminology. All such statements are based upon current expectations of the Company and involve a number of business risks and uncertainties. Actual results could vary materially from anticipated results described in any forward-looking statement. Factors that could cause actual results to vary materially include, but are not limited to, a lack of increase in advertisers' spending on Univision, a decrease in the supply or quality of programming, an increase in the cost of programming, a decrease in Univision's ratings or audience share, an increase in preference among Hispanics for English-language television, competitive pressures from other television broadcasters and other entertainment and news media (some of whom use Televisa programming), the potential impact of new technologies, changes in regional or national economic conditions, Year 2000 issues and regulatory and other obstacles to making acquisitions. Results actually achieved thus may differ materially from expected results in these statements.

PART I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is included in the "Liquidity and Capital Resources" section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this document.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       10.31 Reimbursement Agreement between the Company and Chartwell Services Inc.

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

                                              UNIVISION COMMUNICATIONS INC.
                                                       (Registrant)

                                          By        /s/ GEORGE W. BLANK

                                          --------------------------------------

                                                     George W. Blank
                                               EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

April 28, 1999
Los Angeles, California