Form 10-Q
period 1999-06-30
UNIVISION COMMUNICATIONS INC
filed 1999-08-04
CIK 1017008

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

FOR THE QUARTER ENDED JUNE 30, 1999            COMMISSION FILE NUMBER: 001-12223

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

    There were 63,184,851 shares of Class A Common Stock, 19,981,045 shares of Class P Common Stock, 9,400,992 shares of Class T Common Stock and 8,918,582 of Class V Common Stock outstanding as of July 14, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                     INDEX

                                                                             PAGE
                                                                             -----
PART I--FINANCIAL INFORMATION:

     Financial Introduction................................................
                                                                                2

     Item 1.   Consolidated Financial Statements

               Condensed Consolidated Balance Sheets
                 at June 30, 1999 and December 31, 1998....................     3

               Condensed Consolidated Statements of Operations
                 for the three and six months ended June 30, 1999 and
                 1998......................................................     4

               Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 1999 and 1998...........     5

               Notes to the Condensed Consolidated Financial Statements....     6

     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................     8

     Item 3.   Quantitative and Qualitative Disclosures About Market
                 Risk......................................................    16

PART II--OTHER INFORMATION:

     Item 4.   Submission of Matters to a Vote of Security Holders.........    17

     Item 6.   Exhibits and Reports on form 8-K............................    17

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

PART I, ITEM 1

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                     JUNE 30,     DECEMBER 31,
                                                       1999           1998
                                                    -----------   ------------
                                                    (UNAUDITED)
                                    ASSETS
Current assets:...................................
  Cash and cash equivalents.......................   $ 14,398       $ 12,966
  Accounts receivable, net........................    124,163        118,408
  Program rights..................................      7,155          5,081
  Prepaid expenses and other......................     14,991         17,536
                                                    -----------   ------------
    Total current assets..........................    160,707        153,991

Property and equipment, net.......................    144,352        144,496
Intangible assets, net............................    570,420        592,224
Deferred financing costs, net.....................      6,123          6,843
Deferred income taxes.............................     19,337         22,635
Program rights, less current portion..............      5,363          5,398
Note receivable-Entravision.......................     10,000         10,000
Investment in unconsolidated affiliate............        800             67
Other assets......................................      4,765          2,675
                                                    -----------   ------------
    Total assets..................................   $921,867       $938,329
                                                    -----------   ------------
                                                    -----------   ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities........   $ 70,834       $ 75,129
  Accrued interest................................        512            641
  Accrued license fee.............................      8,121          7,572
  Obligations for program rights..................        487            438
  Current portion of long-term debt...............     73,094         69,111
                                                    -----------   ------------
    Total current liabilities.....................    153,048        152,891

Long-term debt including accrued interest, less
  current portion.................................    289,440        343,401
Capital lease obligations, less current portion...     32,490         34,034
Other long-term liabilities.......................      4,813          4,265
                                                    -----------   ------------
    Total liabilities.............................    479,791        534,591
                                                    -----------   ------------
Redeemable convertible 6% preferred stock, $.01
  par value, with a conversion price of $16.34375
  to Class A Common Stock (9,000 shares issued and
  outstanding at June 30, 1999 and December 31,
  1998)...........................................      9,090          9,090
                                                    -----------   ------------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000
    shares authorized)............................         --             --
  Common stock, $.01 par value (492,000,000 shares
    authorized; 101,459,470 and 90,916,170 shares
    issued including shares in treasury at June
    30, 1999 and December 31, 1998,
    respectively).................................      1,015            909
  Paid-in-capital.................................    400,042        388,772
  Retained earnings...............................     49,331         22,369
                                                    -----------   ------------
                                                      450,388        412,050
  Less common stock held in treasury (464,051
    shares at cost at June 30, 1999 and December
    31, 1998).....................................    (17,402)       (17,402)
                                                    -----------   ------------
  Total stockholders' equity......................    432,986        394,648
                                                    -----------   ------------
  Total liabilities and stockholders' equity......   $921,867       $938,329
                                                    -----------   ------------
                                                    -----------   ------------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                       ----------------------------  ----------------------------
                                                            1999           1998           1999           1998
                                                       --------------  ------------  --------------  ------------
Net revenues.........................................  $      172,432  $    173,536  $      310,471  $    278,681
Direct operating expenses............................          59,048        69,476         111,837       111,817
Selling, general and administrative expenses.........          47,063        46,032          89,551        82,183
Depreciation and amortization........................          15,377        15,872          30,618        31,432
                                                       --------------  ------------  --------------  ------------
Operating income.....................................          50,944        42,156          78,465        53,249
Interest expense.....................................           6,940         9,260          14,647        18,765
Special bonus award..................................              --        42,608              --        42,608
Equity loss in unconsolidated affiliate..............             134           343             272           343
Amortization of deferred financing costs.............             360           419             720           839
                                                       --------------  ------------  --------------  ------------
Income (loss) before taxes and extraordinary loss on
  extinguishment of debt.............................          43,510       (10,474)         62,826        (9,306)
Provision (benefit) for income taxes.................          22,900        (7,471)         32,983        (6,793)
                                                       --------------  ------------  --------------  ------------
Income (loss) before extraordinary loss on
  extinguishment of debt.............................          20,610        (3,003)         29,843        (2,513)
Extraordinary loss on extinguishment of debt
  (including a tax provision of $246)................              --            --          (2,611)           --
                                                       --------------  ------------  --------------  ------------
Net income (loss)....................................          20,610        (3,003)         27,232        (2,513)
Preferred stock dividends............................            (135)         (156)           (270)         (336)
                                                       --------------  ------------  --------------  ------------
Net income (loss) available to common stockholders...  $       20,475  $     (3,159) $       26,962  $     (2,849)
                                                       --------------  ------------  --------------  ------------
                                                       --------------  ------------  --------------  ------------
BASIC EARNINGS PER SHARE
Income (loss) per share available to common
  stockholders before extraordinary loss.............  $         0.22  $      (0.04) $         0.32  $      (0.03)
Extraordinary loss per share.........................              --            --           (0.03)           --
                                                       --------------  ------------  --------------  ------------
Net income (loss) per share available to common
  stockholders.......................................  $         0.22  $      (0.04) $         0.29  $      (0.03)
                                                       --------------  ------------  --------------  ------------
                                                       --------------  ------------  --------------  ------------
Weighted average common shares outstanding...........      92,310,092    85,828,141      91,483,902    85,769,731
                                                       --------------  ------------  --------------  ------------
                                                       --------------  ------------  --------------  ------------
DILUTED EARNINGS PER SHARE
Income (loss) per share available to common
  stockholders before extraordinary loss.............  $         0.17  $      (0.04) $         0.25  $      (0.03)
Extraordinary loss per share.........................              --            --           (0.02)           --
                                                       --------------  ------------  --------------  ------------
Net income (loss) per share available to common
  stockholders.......................................  $         0.17  $      (0.04) $         0.23  $      (0.03)
                                                       --------------  ------------  --------------  ------------
                                                       --------------  ------------  --------------  ------------
Weighted average common shares outstanding...........     117,928,845    85,828,141     117,490,766    85,769,731
                                                       --------------  ------------  --------------  ------------
                                                       --------------  ------------  --------------  ------------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                1999       1998
                                                                                              ---------  ---------
Net income (loss)...........................................................................  $  27,232  $  (2,513)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation................................................................................     11,029      9,718
Loss on sale of fixed assets................................................................        197          3
Equity loss in unconsolidated subsidiary....................................................        272        343
Amortization of intangible assets and deferred financing costs..............................     20,309     22,553
Non-cash portion of special bonus award.....................................................         --     27,609
Extraordinary loss on extinguishment of debt................................................      2,611         --
Changes in assets and liabilities:
  Accounts receivable.......................................................................     (5,755)   (23,111)
  License fees payable......................................................................     46,224     35,200
  Payment of license fees...................................................................    (45,675)   (34,647)
  Program rights............................................................................     (2,039)      (579)
  Intangible assets.........................................................................        (25)        --
  Deferred taxes............................................................................      3,298     (7,393)
  Prepaid expenses and other assets.........................................................      2,695     (2,506)
  Accounts payable and accrued liabilities..................................................      1,193       (880)
  Accrued interest..........................................................................      4,047      3,960
  Obligations for program rights............................................................         49      5,915
  Other, net................................................................................        721       (478)
                                                                                              ---------  ---------
Net cash provided by operating activities...................................................     66,383     33,194
                                                                                              ---------  ---------
Cash flow from investing activities:
  Capital expenditures......................................................................    (12,370)   (18,432)
  Investment in unconsolidated affiliate....................................................     (1,000)      (827)
  Proceeds from sale of Albuquerque station.................................................      1,000         --
  Other.....................................................................................          1         12
                                                                                              ---------  ---------
Net cash used in investing activities.......................................................    (12,369)   (19,247)
                                                                                              ---------  ---------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt..................................................     59,000     63,000
  Payments of long-term debt................................................................    (99,310)   (66,750)
  Exercise of options.......................................................................      5,996      1,547
  Exercise of warrants......................................................................         --         47
  Preferred stock dividends paid............................................................       (270)      (366)
  Repurchase of Junior Subordinated Notes...................................................    (17,998)        --
                                                                                              ---------  ---------
Net cash used in financing activities.......................................................    (52,582)    (2,522)
                                                                                              ---------  ---------
Net increase in cash........................................................................      1,432     11,425
Cash and cash equivalents, beginning of year................................................     12,966     10,660
                                                                                              ---------  ---------
Cash and cash equivalents, end of period....................................................  $  14,398  $  22,085
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Supplemental disclosure of cash flow information:
  Interest paid during the period...........................................................  $  10,560  $  14,865
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Non-cash exercise of warrants (see note 2)................................................  $      --  $      --
                                                                                              ---------  ---------
                                                                                              ---------  ---------

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999
                                  (UNAUDITED)

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

2. OPTIONS & WARRANTS

    During the three months ended June 30, 1999, options were exercised for 73,100 shares of Class A Common Stock, resulting in an increase to Common Stock of $731 and an increase to Paid-in-capital of $2,448,157, which included a tax benefit associated with the transactions of $1,107,700. For the six months ended June 30, 1999, options were exercised for 435,600 shares of Class A Common Stock, resulting in an increase to Common Stock of $4,356 and an increase to Paid-in-capital of $11,371,619, which included a tax benefit associated with the transactions of $5,379,600. During the three months ended June 30, 1999, warrants were exercised for 711,450 shares of Class A Common Stock and 9,395,250 shares of Class T Common Stock, resulting in an increase to Common Stock of $101,067 and a decrease to Paid-in-capital for the same amount. Instead of cash, the Company received 11,502 warrants as consideration for the exercise; the warrants were retired by the Company.

3. CABLE NETWORK ACQUISITION

    On June 24, 1999, the Company signed a letter of intent with Cox Communications NCC, Inc. and Empresas 1BC to acquire all of the outstanding partnership interests of GEMS International Television, a general partnership. The non-binding purchase price is $39,000,000 and is subject to regulatory approvals and the successful completion of a definitive purchase agreement.

4. EARLY EXTINGUISHMENT OF DEBT

    During the six months ended June 30, 1999, the Company purchased at a premium $14,074,000 face amount of its Junior Subordinated Notes, resulting in an extraordinary loss of $2,610,719, including a related income tax provision of $245,739. The tax provision was due to an extraordinary tax gain resulting from a higher permanent discounted note basis for tax versus book purposes.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 JUNE 30, 1999
                                  (UNAUDITED)

5. EARNINGS PER SHARE

    The following is the reconciliation of the numerators and the denominators of the basic and diluted earnings-per-share computations for "Income (loss) before extraordinary items" required by SFAS No. 128 (Earnings Per Share):

                                         THREE MONTHS ENDED JUNE 30, 1999        THREE MONTHS ENDED JUNE 30, 1998
                                      --------------------------------------  --------------------------------------
                                        INCOME        SHARES      PER-SHARE     INCOME        SHARES      PER-SHARE
                                      (NUMERATOR)  (DENOMINATOR)   AMOUNT     (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                      -----------  ------------  -----------  -----------  ------------  -----------
                                               (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER-SHARE DATA):
Income (loss) before extraordinary
  items.............................   $  20,610                               $  (3,003)
Less preferred stock dividends......        (135)                                   (156)
                                      -----------                             -----------
Basic Earnings Per Share:
  Income (loss) before extraordinary
  items per share available to
  common stockholders...............      20,475    92,310,092    $    0.22       (3,159)   85,828,141    $   (0.04)
                                                                      -----                              -----------
                                                                      -----                              -----------
Effect of Dilutive Securities
Warrants............................          --    22,386,788                        --            --(a)
Options.............................          --     2,681,296                        --            --(a)
Convertible Preferred Stock.........         135       550,669                       156            --(a)
                                      -----------  ------------               -----------  ------------
Diluted Earnings Per Share:
Income (loss) before extraordinary
  items per share available to
  common stockholders...............   $  20,610   117,928,845    $    0.17    $  (3,003)   85,828,141    $   (0.04)
                                      -----------  ------------       -----   -----------  ------------  -----------
                                      -----------  ------------       -----   -----------  ------------  -----------

                                          SIX MONTHS ENDED JUNE 30, 1999          SIX MONTHS ENDED JUNE 30, 1998
                                      --------------------------------------  --------------------------------------
                                        INCOME        SHARES      PER-SHARE     INCOME        SHARES      PER-SHARE
                                      (NUMERATOR)  (DENOMINATOR)   AMOUNT     (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                      -----------  ------------  -----------  -----------  ------------  -----------
                                               (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER-SHARE DATA):
Income (loss) before extraordinary
  items.............................   $  29,843                               $  (2,513)
Less preferred stock dividends......        (270)                                   (336)
                                      -----------                             -----------
Basic Earnings Per Share:
Income (loss) before extraordinary
  items per share available to
  common stockholders...............      29,573    91,483,902    $    0.32       (2,849)   85,769,731    $   (0.03)
                                                                      -----                              -----------
                                                                      -----                              -----------
Effect of Dilutive Securities
Warrants............................          --    23,094,092                        --            --(a)
Options.............................          --     2,362,103                        --            --(a)
Convertible Preferred Stock.........         270       550,669                       336            --(a)
                                      -----------  ------------               -----------  ------------
Diluted Earnings Per Share:
Income (loss) before extraordinary
  items per share available to
  common stockholders...............   $  29,843   117,490,766    $    0.25    $  (2,513)   85,769,731    $   (0.03)
                                      -----------  ------------       -----   -----------  ------------  -----------
                                      -----------  ------------       -----   -----------  ------------  -----------

------------------------

(a) The Company reported a loss before extraordinary loss on extinguishment of debt. Therefore, the options, warrants and convertible preferred stock were excluded from the calculation of diluted EPS since the inclusion of the potential shares would be antidilutive.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

PART I, ITEM 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    The Company's major assets are its investments in UTG and the Network, from which substantially all of its revenues are derived. UTG's net revenues are derived from the O&Os and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. The Network's net revenues include gross advertising revenues generated from the sale of Network advertising, net of agency commissions and station compensation to its broadcast affiliates. Also included in net revenues are Galavision's gross advertising revenues, net of agency commissions, its subscriber fee revenues and miscellaneous revenues.

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

SIX MONTHS ENDED JUNE 30, 1999 ("1999"), COMPARED TO SIX MONTHS ENDED JUNE 30,
  1998 ("1998")

    REVENUES. Net revenues were $310,471,000 in 1999 compared to $278,681,000 in 1998, an increase of $31,790,000 or 11.4%. The Network accounted for $14,200,000 or 44.7% of the increase, and the O&Os and Galavision accounted for $15,295,000 or 48.1% and $2,295,000 or 7.2%, respectively. The Network's increase is due primarily to an increase of approximately 11% in the average price of advertising spots and a decrease in volume of approximately 2%. Excluding the effect of the 1998 Men's World Cup Soccer Championship Games, the Network's average prices would have increased by 29%. The O&Os' increase of $15,295,000, on a same station basis, after adjusting for the March 31, 1999 sale of the Albuquerque station, was $15,915,000. This increase at the O&Os is due primarily to an increase of approximately 6% in the number of spots sold and a 6% increase in the price for advertising spots. Exclusive of the World Cup Games, prices would have increased by 11%. While there were increases at all the O&Os, except at the Fresno station, the primary increases were derived from New York, Miami, Houston, Los Angeles, and San Antonio.

    EXPENSES. Direct operating expenses, which include corporate charges of $168,000 and $152,000 in 1999 and 1998, respectively, increased to $111,837,000 in 1999 from $111,817,000 in 1998, an increase of $20,000. The increase is a result of higher license fees paid or payable, under the program license agreements, to Televisa and Venevision of $11,024,000 resulting from higher sales. The new programs associated with the Company's non-NOVELA production participation agreement with Televisa accounted for approximately $4,361,000 of the increase in programming costs over 1998. The remainder of the increase is primarily due to higher technical and news costs of $3,216,000, which includes approximately $526,000 of net cost increases due to the addition of early morning news at the Los Angeles station. These increases were substantially offset by the elimination of costs related to the1998 World Cup games of $21,484,000. As a percentage of net revenues, direct operating expenses decreased from 40.1% in 1998 to 36.0% in 1999.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

    Selling, general and administrative expenses, which include corporate charges of $6,306,000 and $5,683,000 in 1999 and 1998, respectively, increased to $89,551,000 in 1999 from $82,183,000 in 1998, an increase of $7,368,000 or
9%. The increase is due in part to increased selling costs of $2,507,000, resulting from higher sales, increased severance and other compensation costs of $1,214,000, increased promotional costs of $531,000 primarily related to increased advertising and $590,000 due to increased employee benefits. As a percentage of net revenues, selling, general and administrative expenses decreased from 29.5% in 1998 to 28.8% in 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $30,618,000 in 1999 from $31,432,000 in 1998, a decrease of $814,000 or 2.6%.
The decrease is due to lower goodwill amortization offset in part by an increase in depreciation related to increased capital expenditures.

    OPERATING INCOME. As a result of the above factors, operating income increased to $78,465,000 in 1999 from $53,249,000 in 1998, an increase of $25,216,000 or 47.4%. As a percentage of net revenues, operating income increased from 19.1% in 1998 to 25.3% in 1999.

    INTEREST EXPENSE. Interest expense decreased to $14,647,000 in 1999 from $18,765,000 in 1998, a decrease of $4,118,000 or 21.9%. The decrease is due primarily to lower bank borrowings and lower interest rates during 1999 as compared to 1998.

    SPECIAL BONUS AWARD. On May 13, 1998 a major stockholder contributed 1,354,665 shares of Class P Common Stock to the Company, which were converted to Class A Common Shares and placed in the Company's treasury. On May 27, 1998, under the Univision Communications Inc. 1998 Stock Bonus Plan, the Company granted 890,614 shares of Class A Common Stock to selected employees. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings of $14,999,000, as well as an increase to paid-in-capital of $45,011,000. The Company remitted the $14,999,000 of tax withholding and expected to receive a cash income tax benefit of approximately $14,000,000. The net income effect on the three and six months ended June 30, 1998 was $16,500,000, net of $26,108,000 of both the current and deferred tax benefits resulting from the special bonus award. The Company has retained the remaining 464,051 shares, with a book value of $17,402,000, in its treasury. Consistent with broadcast industry reporting, broadcast cash flow and EBITDA exclude the total amount of this special bonus award of $42,608,000.

    PROVISION (BENEFIT) FOR INCOME TAXES. In 1999, the Company reported an income tax provision of $32,983,000, representing $29,685,000 of current tax expense and $3,298,000 of deferred tax expense. In 1998, the Company reported an income tax benefit of $6,793,000, representing $600,000 of current tax expense and $7,393,000 of a deferred tax benefit. The effective tax rate was 52.5% in 1999 and 73% in 1998. Excluding the effect of the special bonus award, the 1998 effective tax rate would have been 58%. The Company's effective tax rate of 52.5% for 1999 is lower than the 58% for 1998 since the Company's relatively fixed permanent non-deductible tax differences have a smaller effect as book pre-tax income increases.

    NET INCOME (LOSS). As a result of the above factors, net income in 1999 was $27,232,000 compared to a net loss of $2,513,000 in 1998, an increase of $29,745,000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $115,557,000 in 1999 from $90,516,000 in 1998, an increase of $25,041,000 or 27.7%. As a percentage of net revenues, broadcast cash flow increased from 32.5% in 1998 to 37.2% in 1999.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

    CORPORATE CHARGES. Corporate charges increased to $6,474,000 in 1999 from $5,835,000 in 1998, an increase of $639,000 or 11%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges were 2.1% in 1998 and in 1999.

    EBITDA.  EBITDA increased to $109,083,000 in 1999 from $84,681,000 in 1998, an increase of $24,402,000 or 28.8%. As a percentage of net revenues, EBITDA increased from 30.4% in 1998 to 35.1% in 1999.

THREE MONTHS ENDED JUNE 30, 1999 ("1999"), COMPARED TO THREE MONTHS ENDED JUNE
  30, 1998 ("1998")

    REVENUES. Net revenues were $172,432,000 in 1999 compared to $173,536,000 in 1998, a decrease of $1,104,000 or .6%. The Network and the O&Os accounted for $2,149,000 or 194.7% and $264,000 or 23.9% of the decrease, respectively. These decreases were offset by increased revenues at Galavision of $1,309,000 or 118.6%. The Network's decrease is due primarily to an approximate 8% decline in volume, while the average price of advertising spots remained essentially flat. Excluding the effect of the 1998 Men's World Cup Soccer Championship Games, the Network's average prices would have increased by 20%. The O&Os' decrease of $264,000 includes a decrease of $730,000 due to the disposition of the Albuquerque station on March 31, 1999. On a comparable basis net revenues for the O&Os would have increased by $466,000. This increase at the O&Os is due primarily to an increase of approximately 4% in the number of spots sold and a 3% increase in the price for advertising spots. Exclusive of the World Cup Games, prices would have increased by 12%. The increases at the O&Os were primarily derived from the stations in New York, Houston, Dallas, Miami, and San Antonio, offset in part by declines in Los Angeles, San Francisco and Fresno.

    EXPENSES. Direct operating expenses, which include corporate charges of $87,000 and $69,000 in 1999 and 1998, respectively, decreased to $59,048,000 in
1999 from $69,476,000 in 1998, a decrease of $10,428,000 or 15%. The decrease is due primarily to the elimination of costs related to the 1998 World Cup games of $21,484,000. Higher sales resulted in increased license fees paid or payable, under the program license agreements, to Televisa and Venevision of $5,727,000. The new programs associated with the Company's non-NOVELA production participation agreement with Televisa accounted for approximately $2,122,000 of the increase in programming costs over 1998. The remainder of the increase is primarily due to higher technical and news costs of $1,359,000, which includes approximately $326,000 of net cost increases due to the addition of early morning news at the Los Angeles station. As a percentage of net revenues, direct operating expenses decreased from 40.0% in 1998 to 34.2% in 1999.

    Selling, general and administrative expenses, which include corporate charges of $3,206,000 and $3,124,000 in 1999 and 1998, respectively, increased to $47,063,000 in 1999 from $46,032,000 in 1998, an increase of $1,031,000 or
2.2%. The increase is due in part to increased selling costs of $593,000, resulting from higher sales, and $292,000 due to increased employee benefits. As a percentage of net revenues, selling, general and administrative expenses increased from 26.5% in 1998 to 27.3% in 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $15,377,000 in 1999 from $15,872,000 in 1998, a decrease of $495,000 or 3.1%.
The decrease is due to lower goodwill amortization offset in part by an increase in depreciation related to increased capital expenditures.

    OPERATING INCOME. As a result of the above factors, operating income increased to $50,944,000 in 1999 from $42,156,000 in 1998, an increase of $8,788,000 or 20.8%. As a percentage of net revenues, operating income increased from 24.3% in 1998 to 29.5% in 1999.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

    INTEREST EXPENSE. Interest expense decreased to $6,940,000 in 1999 from $9,260,000 in 1998, a decrease of $2,320,000 or 25.1%. The decrease is due primarily to lower bank borrowings and lower interest rates during 1999 as compared to 1998.

    SPECIAL BONUS AWARD. On May 13, 1998 a major stockholder contributed 1,354,665 shares of Class P Common Stock to the Company, which were converted to Class A Common Shares and placed in the Company's treasury. On May 27, 1998, under the Univision Communications Inc. 1998 Stock Bonus Plan, the Company granted 890,614 shares of Class A Common Stock to selected employees. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings of $14,999,000, as well as an increase to paid-in-capital of $45,011,000. The Company remitted the $14,999,000 of tax withholding and expected to receive a cash income tax benefit of approximately $14,000,000. The net income effect on the three and six months ended June 30, 1998 was $16,500,000, net of $26,108,000 of both the current and deferred tax benefits resulting from the special bonus award. The Company has retained the remaining 464,051 shares, with a book value of $17,402,000, in its treasury. Consistent with broadcast industry reporting, broadcast cash flow and EBITDA exclude the total amount of this special bonus award of $42,608,000.

    PROVISION (BENEFIT) FOR INCOME TAXES. In 1999, the Company reported an income tax provision of $22,900,000, representing $20,358,000 of current tax expense and $2,542,000 of deferred tax expense. In 1998, the Company reported an income tax benefit of $7,471,000, representing $191,000 of current tax expense and $7,662,000 of a deferred tax benefit. The effective tax rate was 52.6% in 1999 and 71.3% in 1998. Excluding the effect of the special bonus award, the 1998 effective tax rate would have been 58%. The Company's effective tax rate of 52.6% for 1999 is lower than the 58% for 1998 since the Company's relatively fixed permanent non-deductible tax differences have a smaller effect as book pre-tax income increases.

    NET INCOME (LOSS). As a result of the above factors, net income in 1999 was $20,610,000 compared to a net loss of $3,003,000 in 1998, an increase of $23,613,000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $69,614,000 in 1999 from $61,221,000 in 1998, an increase of $8,393,000 or 13.7%. As a percentage of net revenues, broadcast cash flow increased from 35.3% in 1998 to 40.4% in 1999.

    CORPORATE CHARGES. Corporate charges increased to $3,293,000 in 1999 from $3,193,000 in 1998, an increase of $100,000 or 3.1%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges increased from 1.8% in 1998 to 1.9% in 1999.

    EBITDA.  EBITDA increased to $66,321,000 in 1999 from $58,028,000 in 1998, an increase of $8,293,000 or 14.3%. As a percentage of net revenues, EBITDA increased from 33.4% in 1998 to 38.5% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include those of UTG, the Network and Galavision, totaled $12,370,000 for the six months ended June 30, 1999. This amount excludes the capitalized transponder lease obligations of the Network. In addition to performing normal capital maintenance and replacing several towers and

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

antennas, the Company is also in the process of upgrading its management information systems infrastructure and is expected to upgrade two of its television station facilities during 1999. Furthermore, the Company expects to make an investment in digital technology of approximately $25,000,000 over the next three years. The Company also expects to spend approximately $6,000,000 in capital over the next 6 to 12 months for the launch of its internet on-line business in the early part of the year 2000. The timing of certain projects and the internet launch will result in capital spending in 1999 of approximately $50,000,000. In 2000, the Company will begin preparation for the relocation and build-out of its flagship station in Los Angeles. The estimated costs and the form of this transaction will be determined during 1999. Capital spending in 2000 will be approximately $40,000,000, exclusive of the relocation and build-out of the Los Angeles station. Capital spending in 2001 and 2002 is expected to approximate $35,000,000 per year.

    The Company's bank facility at June 30, 1999, consisted of a $258,000,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $195,000,000 reducing revolving credit facility (the "Revolving Credit Facility") also maturing on the same date. At June 30, 1999, the Company had approximately $158,000,000 available to borrow through its Revolving Credit Facility.

    The Term Facility amortizes quarterly, with $46,000,000 required to be repaid during 1999. For the six months ended June 30, 1999, the Company paid $23,000,000 of the required payment and made a $20,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1998 operating results. These payments were funded by an increase in the Revolving Credit Facility and subsequently repaid with cash from operations. The Revolving Credit Facility has quarterly scheduled reductions in availability of $2,500,000 per quarter during 1999.

    Loans made under the Bank Facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. There are no interest rate margins applicable to prime rate loans. At June 30, 1999, the interest rate applicable to the Company's Eurodollar loans was approximately 5.67%, which includes an interest rate margin cost of 0.35%, and the interest rate applicable to all prime rate loans was 8%.

    The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's Eurodollar loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its Eurodollar loans at June 30, 1999, a change of 10% in interest rates would have an approximate $1,700,000 impact on pre-tax earnings and pre-tax cash flows over a one-year period.

    The Company's Univision Online division is evaluating business opportunities presented by the internet, with a targeted goal of launching Online operations (which include an e-commerce business component) in the early part of the year 2000. The Company anticipates EBITDA losses in the development stage of its online operations. These losses are not expected to have a material impact on the financial results of the Company.

    On June 24, 1999, the Company signed a letter of intent with Cox Communications NCC, Inc. and Empresas 1BC to acquire all of the outstanding partnership interests of GEMS International Television, a general partnership. The non-binding purchase price is $39,000,000 and is subject to regulatory approvals and the successful completion of a definitive purchase agreement. The purchase price and any acquisition costs are expected to be funded with cash flow from operations and the Company's existing bank facility.

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

    As a result of net operating loss carryforwards, certain net operating losses, tax consequences of a reorganization of the Company in 1996, other timing differences and subsequent book taxable income, the Company has available a deferred tax asset of $19,337,000 to offset future taxes payable arising from operations. In addition, at June 30, 1999, the Company had $462,564,000 of net remaining intangible assets that will be expensed over the next 20 years for financial reporting purposes and will not be deductible for tax purposes.

    In 1998, a joint venture between the Company and Home Shopping Network Capital LLC formed the Home Shopping Network En Espanol LLC. The joint venture has created a live, Spanish-language television shopping service intended for distribution in the United States, Latin America, Portugal and Spain. On March 30, 1998, the Home Shopping Network En Espanol LLC began broadcasting three hours of programming seven days a week on Galavision, the Company's Spanish-language cable network. Under the terms of the agreement the Home Shopping Network Capital LLC and the Company have approximately equal interests in the joint venture. The Company's contribution to the joint venture during 1998 was $831,000 and during the first six months of 1999 was $1,000,000. The capital contributions estimated to be required to be made by each party under the agreement are $3,500,000 in 1999 and $1,669,000 in 2000, with a maximum capital contribution limit of $6,000,000 over a five-year period. The Company accounts for its investment in Home Shopping Network En Espanol LLC under the equity method. No assurance can be given that the joint venture will be successful.

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

STATUS OF YEAR 2000 ACTIVITIES

    Based on the work completed through July 23, 1999 on the Year 2000 program:

    - Equipment critical to the distribution of our broadcast signals (without content) and for the insertion and delivery of content has been Year 2000 assessed. Approximately 95% of the corrective work identified in the assessment phase has been completed. The remainder of the corrective work identified for the mission critical equipment is scheduled for completion by August 31, 1999, subject to the timely availability of Year 2000 software solutions from broadcast equipment vendors. The Company's major satellite providers have informed the Company that the satellites carrying the Network and Galavision feeds have been tested and are Year 2000 ready. Corrective and testing work on the corresponding satellites' ground systems is expected to be completed in the third quarter of 1999 for the satellite carrying the Network feed and in the fourth quarter of 1999 for the satellite carrying the Galavision feed.

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

    - The assessment efforts of our facilities' infrastructures (owned and leased combined) is expected to continue through September 30, 1999. Corrective work identified on Company-owned communications systems is complete. Corrective work identified on Company-owned LAN and desktop systems is being undertaken concurrently with the assessment activities and is 85% complete. The assessment of HVAC, elevators, security and other building systems in Company-owned facilities is complete. We continue to work with management companies of leased facilities to ascertain their Year 2000 readiness. Management companies have indicated that certain of their vendors have not been responsive to their requests, and their efforts to obtain such information continue.

    - Of the total corrective work identified for all phases of our program, approximately 75% has been completed. Capital expenditures as well as personnel and non-personnel costs related to the Year 2000 program have not been material. Although additional remedial and verification activities remain to be completed, the Company does not expect that the future costs related to the Company's internal Year 2000 issues will have a material impact on the Company's operations, subject to completion of the corrective work and contingency planning phases and the availability of solutions from Suppliers. The Company will fund the costs to resolve its Year 2000 issues primarily from its operating cash flow and, if necessary, proceeds available under its Bank Facility.

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders was held on May 25, 1999 at which stockholders reelected Directors, an Alternate Director and also ratified the appointment of Arthur Andersen LLP as the Company's independent public accountant for the fiscal year 1999. The number of shares of the Company's Class A, Class P, Class V and Series A Cumulative Convertible Preferred Stock ("Series A") present at the meeting, by proxy or in person, collectively represented 96.9% of the voting interest of all shares of the aforementioned classes of stock outstanding and eligible to vote at the Annual Meeting.

    The holders of the Class A, Class P and Series A stock reelected all six Class A/P Directors as follows:

                                                                                 VOTES
NOMINEES                                                          VOTES FOR     WITHHELD
--------------------------------------------------------------  -------------  ----------
A. Jerrold Perenchio..........................................    252,891,595   1,086,043
Henry Cisneros................................................    247,501,708   6,475,930
Harold Gaba...................................................    252,917,429   1,060,209
Alan F. Horn..................................................    252,917,629   1,060,009
John G. Perenchio.............................................    252,891,729   1,085,909
Ray Rodriguez.................................................    252,889,649   1,087,989

    The holders of the Class V Common Stock reelected Gustavo Cisneros as the Class V Director and Alejandro Rivera as the Class V Alternate Director. All 8,918,582 shares of Class V Common Stock present at the meeting were voted in favor of their reelection. Gustavo Cisneros and Henry Cisneros are not related.

    Jose A. Baston Patino and Alfonso de Angoitia were elected as the Class T Director and the Class T Alternate Director, respectively, effective as of November 18, 1998 to fill the vacancies that resulted from Larry Dam's resignation as the Class T Director and Emilio Romano's resignation as the Alternate Class T Director. Messrs. Baston and de Angoitia will serve as Class T Director and Class T Alternate until the earlier of their reelection (or their successor's election) at the Company's next annual meeting, or their death or resignation.

    The votes cast by the holders of Class A, Class P, Class V and Series A for the ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountant were as follows: 262,883,384 for and 7,323 withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

                                UNIVISION COMMUNICATIONS INC.
                                (Registrant)

                                By   /s/ GEORGE W. BLANK
                                     -----------------------------------
                                     George W. Blank
                                     EXECUTIVE VICE PRESIDENT AND
                                     CHIEF FINANCIAL OFFICER

August 3, 1999
Los Angeles, California