Form 10-Q
period 1999-09-30
UNIVISION COMMUNICATIONS INC
filed 1999-11-02
CIK 1017008

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

   FOR THE QUARTER ENDED SEPTEMBER 30, 1999  COMMISSION FILE NUMBER: 001-12223

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

    There were 64,838,742 shares of Class A Common Stock, 19,981,045 shares of Class P Common Stock, 8,196,517 shares of Class T Common Stock and 8,918,582 of Class V Common Stock outstanding as of October 15, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Financial Introduction......................................       2

Item 1.  Condensed Consolidated Balance Sheets at
         September 30, 1999 and December 31, 1998...........       3

        Condensed Consolidated Statements of Operations for
        the three and nine months ended September 30, 1999
        and 1998............................................       4

        Condensed Consolidated Statements of Cash Flows for
        the nine months ended September 30, 1999 and 1998...       5

        Notes to the Condensed Consolidated Financial
        Statements..........................................       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................       8

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................      16

PART II--OTHER INFORMATION:

Item 6.  Exhibits and Reports on form 8-K...................      17

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

PART I, ITEM 1

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................    $ 15,895        $ 12,966
  Accounts receivable, net..................................     129,477         118,408
  Program rights............................................       8,243           5,081
  Prepaid expenses and other................................      15,667          17,536
                                                                --------        --------
    Total current assets....................................     169,282         153,991

Property and equipment, net.................................     146,890         144,496
Intangible assets, net......................................     560,629         592,224
Deferred financing costs, net...............................       5,762           6,843
Deferred income taxes.......................................      18,051          22,635
Program rights, less current portion........................       4,865           5,398
Note receivable--Entravision................................      10,000          10,000
Investment in unconsolidated affiliate......................         662              67
Other assets................................................       4,626           2,675
                                                                --------        --------
    Total assets............................................    $920,767        $938,329
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................    $ 72,111        $ 75,129
  Accrued interest..........................................         343             641
  Accrued license fee.......................................       8,598           7,572
  Obligations for program rights............................         437             438
  Current portion of long-term debt.........................      75,088          69,111
                                                                --------        --------
    Total current liabilities...............................     156,577         152,891

Long-term debt including accrued interest, less current
  portion...................................................     244,842         343,401
Capital lease obligations, less current portion.............      31,690          34,034
Other long-term liabilities.................................       4,851           4,265
                                                                --------        --------
    Total liabilities.......................................     437,960         534,591
                                                                --------        --------
Redeemable convertible 6% preferred stock, $.01 par value,
  with a conversion price of $16.34375 to Class A Common
  Stock (9,000 shares issued and outstanding at
  September 30, 1999 and December 31, 1998).................       9,090           9,090
                                                                --------        --------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares
    authorized).............................................      --              --
  Common stock, $.01 par value (492,000,000 shares
    authorized; 101,934,886 and 90,916,170 shares issued
    including shares in treasury at September 30, 1999 and
    December 31, 1998, respectively)........................       1,019             909
  Paid-in-capital...........................................     418,474         388,772
  Retained earnings.........................................      71,626          22,369
                                                                --------        --------
                                                                 491,119         412,050
  Less common stock held in treasury (464,051 shares at cost
    at September 30, 1999 and December 31, 1998)............     (17,402)        (17,402)
                                                                --------        --------
    Total stockholders' equity..............................     473,717         394,648
                                                                --------        --------
    Total liabilities and stockholders' equity..............    $920,767        $938,329
                                                                ========        ========

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                     -------------------------   -------------------------
                                                        1999          1998          1999          1998
                                                     -----------   -----------   -----------   -----------
Net revenues.......................................  $   177,301   $   138,946   $   487,772   $   417,627
Direct operating expenses..........................       61,606        53,387       173,443       165,204
Selling, general and administrative expenses.......       46,002        38,421       135,553       120,604
Depreciation and amortization......................       15,572        15,850        46,190        47,282
                                                     -----------   -----------   -----------   -----------
Operating income...................................       54,121        31,288       132,586        84,537
Interest expense...................................        6,630         9,038        21,277        27,803
Special bonus award................................      --            --            --             42,608
Equity loss in unconsolidated affiliate............          133           239           405           582
Amortization of deferred financing costs...........          361           419         1,081         1,258
                                                     -----------   -----------   -----------   -----------
Income before taxes and extraordinary loss on
  extinguishment of debt...........................       46,997        21,592       109,823        12,286
Provision for income taxes.........................       24,567        16,622        57,550         9,829
                                                     -----------   -----------   -----------   -----------
Income before extraordinary loss on extinguishment
  of debt..........................................       22,430         4,970        52,273         2,457
Extraordinary loss on extinguishment of debt
  (including a tax provision of $246)..............      --            --             (2,611)      --
                                                     -----------   -----------   -----------   -----------
Net income.........................................       22,430         4,970        49,662         2,457
Preferred stock dividends..........................         (135)         (135)         (405)         (471)
                                                     -----------   -----------   -----------   -----------
Net income available to common stockholders........  $    22,295   $     4,835   $    49,257   $     1,986
                                                     ===========   ===========   ===========   ===========
BASIC EARNINGS PER SHARE
Income per share available to common stockholders
  before extraordinary loss........................  $      0.22   $      0.06   $      0.55   $      0.02
Extraordinary loss per share.......................      --            --              (0.03)      --
                                                     -----------   -----------   -----------   -----------
Net income per share available to common
  stockholders.....................................  $      0.22   $      0.06   $      0.52   $      0.02
                                                     ===========   ===========   ===========   ===========
Weighted average common shares outstanding.........  101,209,075    85,919,807    94,761,248    85,820,306
                                                     ===========   ===========   ===========   ===========
DILUTED EARNINGS PER SHARE
Income per share available to common stockholders
  before extraordinary loss........................  $      0.19   $      0.04   $      0.44   $      0.02
Extraordinary loss per share.......................      --            --              (0.02)      --
                                                     -----------   -----------   -----------   -----------
Net income per share available to common
  stockholders.....................................  $      0.19   $      0.04   $      0.42   $      0.02
                                                     ===========   ===========   ===========   ===========
Weighted average common shares outstanding.........  118,440,904   115,985,643   117,843,101   116,256,420
                                                     ===========   ===========   ===========   ===========

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                1999        1998
                                                              ---------   ---------
Net income..................................................  $  49,662   $   2,457
Adjustments to reconcile net income to net cash from
  operating activities:
Depreciation................................................     16,823      14,713
Loss on sale of fixed assets................................        193          78
Equity loss in unconsolidated subsidiary....................        405         582
Amortization of intangible assets and deferred financing
  costs.....................................................     30,448      33,827
Non-cash portion of special bonus award.....................     --          27,609
Extraordinary loss on extinguishment of debt................      2,611      --
Changes in assets and liabilities:
  Accounts receivable.......................................    (11,069)     14,149
  License fees payable......................................     71,405      54,115
  Payment of license fees...................................    (70,379)    (52,101)
  Program rights............................................     (2,629)    (10,855)
  Intangible assets.........................................        (12)       (399)
  Deferred taxes............................................      4,584       6,367
  Prepaid expenses and other assets.........................     18,635      (4,109)
  Accounts payable and accrued liabilities..................     (2,912)     (1,804)
  Accrued interest..........................................      5,780       5,802
  Obligations for program rights............................         (1)       (130)
  Other, net................................................        745        (457)
                                                              ---------   ---------
Net cash provided by operating activities...................    114,289      89,844
                                                              ---------   ---------
Cash flow from investing activities:
  Capital expenditures......................................    (20,691)    (29,280)
  Investment in unconsolidated affiliate....................     (1,000)       (831)
  Proceeds from sale of fixed assets........................         16          72
  Proceeds from sale of Albuquerque station.................      1,000      --
                                                              ---------   ---------
Net cash used in investing activities.......................    (20,675)    (30,039)
                                                              ---------   ---------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt..................     62,000      80,000
  Payments of long-term debt................................   (147,617)   (134,725)
  Exercise of options.......................................     13,335       2,912
  Exercise of warrants (see note 2).........................     --              47
  Preferred stock dividends paid............................       (405)       (501)
  Repurchase of Junior Subordinated Notes...................    (17,998)     --
                                                              ---------   ---------
Net cash used in financing activities.......................    (90,685)    (52,267)
                                                              ---------   ---------
Net increase in cash........................................      2,929       7,538
Cash and cash equivalents, beginning of year................     12,966      10,660
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  15,895   $  18,198
                                                              =========   =========
Supplemental disclosure of cash flow information:
  Interest paid during the period...........................  $  16,114   $  21,944
                                                              =========   =========

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

2. OPTIONS & WARRANTS

    During the three months ended September 30, 1999, options were exercised for 475,416 shares of Class A Common Stock, resulting in an increase to Common Stock of $4,754 and an increase to Paid-in-capital of $18,430,721, which included a tax benefit associated with the transactions of $11,097,000. For the nine months ended September 30, 1999, options were exercised for 911,016 shares of Class A Common Stock, resulting in an increase to Common Stock of $9,110 and an increase to Paid-in-capital of $29,802,340, which included a tax benefit associated with the transactions of $16,476,600. During the nine months ended September 30, 1999, warrants were exercised for 711,450 shares of Class A Common Stock and 9,395,250 shares of Class T Common Stock, resulting in an increase to Common Stock of $101,067 and a decrease to Paid-in-capital for the same amount. Instead of cash, the Company received 11,502 warrants as consideration for the exercise; the warrants were retired by the Company.

3. EARLY EXTINGUISHMENT OF DEBT

    During the nine months ended September 30, 1999, the Company purchased at a premium $14,074,000 face amount of its Junior Subordinated Notes, resulting in an extraordinary loss of $2,610,719, including a related income tax provision of $245,739. The tax provision was due to an extraordinary tax gain resulting from a higher permanent discounted note basis for tax versus book purposes.

4. CABLE NETWORK ACQUISITION

    The Company disclosed in its Form 10-Q for June 30, 1999, that on June 24, 1999, it signed a non-binding letter of intent with Cox Communications
NCC, Inc. and Empresas 1BC to acquire all of the outstanding partnership interests of GEMS International Television, a general partnership. The Company terminated such letter of intent.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

5. EARNINGS PER SHARE

    The following is the reconciliation of the numerators and the denominators of the basic and diluted earnings-per-share computations for "Income before extraordinary items" required by SFAS No. 128 (Earnings Per Share):

    (Dollars in thousands, except for share and per-share data):

                               THREE MONTHS ENDED SEPTEMBER 30, 1999     THREE MONTHS ENDED SEPTEMBER 30, 1998
                              ---------------------------------------   ---------------------------------------
                                INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                              (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                              -----------   -------------   ---------   -----------   -------------   ---------
Income before extraordinary
  items.....................    $22,430                                   $ 4,970
Less preferred stock
  dividends.................       (135)                                     (135)
                                -------                                   -------
Basic Earnings Per Share:
  Income before
    extraordinary items per
    share available to
    common stockholders.....     22,295      101,209,075      $0.22         4,835       85,919,807      $0.06
                                                              =====                                     =====
Effect of Dilutive
  Securities
  Warrants..................         --       13,707,807                       --       28,040,904
  Options...................         --        2,973,353                       --        1,474,263
  Convertible Preferred
    Stock...................        135          550,669                      135          550,669
                                -------      -----------                  -------      -----------
Diluted Earnings Per Share:
  Income before
    extraordinary items per
    share available to
    common stockholders.....    $22,430      118,440,904      $0.19       $ 4,970      115,985,643      $0.04
                                =======      ===========      =====       =======      ===========      =====

                               NINE MONTHS ENDED SEPTEMBER 30, 1999      NINE MONTHS ENDED SEPTEMBER 30, 1998
                              ---------------------------------------   ---------------------------------------
                                INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                              (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                              -----------   -------------   ---------   -----------   -------------   ---------
Income before extraordinary
  items.....................    $52,273                                   $ 2,457
Less preferred stock
  dividends.................       (405)                                     (471)
                                -------                                   -------
Basic Earnings Per Share:
  Income before
    extraordinary items per
    share available to
    common stockholders.....     51,868       94,761,248      $0.55         1,986       85,820,306      $0.02
                                                              =====                                     =====
Effect of Dilutive
  Securities
  Warrants..................         --       19,965,330                       --       28,164,633
  Options...................         --        2,565,854                       --        1,632,060
  Convertible Preferred
    Stock...................        405          550,669                      471          639,421
                                -------      -----------                  -------      -----------
Diluted Earnings Per Share:
  Income before
    extraordinary items per
    share available to
    common stockholders.....    $52,273      117,843,101      $0.44       $ 2,457      116,256,420      $0.02
                                =======      ===========      =====       =======      ===========      =====

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

    "Broadcast cash flow" is defined as operating income plus depreciation and amortization and corporate charges, which are corporate costs that would be duplicated and therefore eliminated if the Company were acquired by another broadcasting company. "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and non-recurring charges and is the sum of operating income plus depreciation and amortization. The Company has included broadcast cash flow and EBITDA data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow and EBITDA are not, and should not be used as, indicators or alternatives to operating income, net income or cash flow as reflected in the consolidated financial statements, are not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

    NINE MONTHS ENDED SEPTEMBER 30, 1999 ("1999"), COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998")

    REVENUES. Net revenues were $487,772,000 in 1999 compared to $417,627,000 in 1998, an increase of $70,145,000 or 16.8%. The Network accounted for $32,104,000 or 45.8% of the increase, and the O&Os and Galavision accounted for $34,691,000 or 49.5% and $3,350,000 or 4.7%, respectively. The Network's increase is due primarily to an increase of approximately 13% in the average price of advertising spots and an increase in volume of approximately 3%. Excluding the effect of the 1998 Men's World Cup Soccer Championship Games, the Network's average prices would have increased by 28%. The O&Os' increase, on a same station basis, after adjusting for the March 31, 1999 sale of the Albuquerque station, would have been $35,980,000. This increase at the O&Os is due primarily to an increase of approximately 10% in the number of spots sold and a 5% increase in the price for advertising spots. Exclusive of the World Cup Games, prices would have increased by 10%. While there were increases at all the O&Os, the primary increases were derived from New York, Los Angeles, Miami, Houston, and Dallas.

    EXPENSES. Direct operating expenses, which include corporate charges of $235,000 and $225,000 in 1999 and 1998, respectively, increased to $173,443,000 in 1999 from $165,204,000 in 1998, an increase of $8,239,000 or 5%. License fees paid or payable, under the program license agreements, to Televisa and Venevision increased to $17,270,000 as a result of higher sales. The new programs associated with the Company's non-NOVELA production participation agreement with Televisa increased by approximately $6,281,000 over the programming costs in 1998. The increase in all other programming costs associated with entertainment programs, novelas and movies was $5,738,000. Sports related programming costs increased by $2,256,000, which includes approximately $1,677,000 related to the 1999 Pan American Games. Technical and news costs increased by $4,599,000, which includes approximately $789,000 of net cost increases due to the addition of early morning news at the Los Angeles station. These increases were

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

substantially offset by the elimination of costs related to the 1998 World Cup games of $27,905,000. As a percentage of net revenues, direct operating expenses decreased from 39.6% in 1998 to 35.6% in 1999.

    Selling, general and administrative expenses, which include corporate charges of $9,501,000 and $8,780,000 in 1999 and 1998, respectively, increased to $135,553,000 in 1999 from $120,604,000 in 1998, an increase of $14,949,000 or
12.4%. The increase is due in part to selling costs of $3,613,000, resulting from higher sales, severance and other compensation costs of $2,151,000, employee benefit costs of $2,044,000, costs associated with community affairs of $2,000,000, acquisition related costs of $849,000 and promotional costs of $480,000, primarily related to increased advertising. As a percentage of net revenues, selling, general and administrative expenses decreased from 28.9% in 1998 to 27.8% in 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $46,190,000 in 1999 from $47,282,000 in 1998, a decrease of $1,092,000 or 2.3%.
The decrease is due to lower goodwill amortization offset in part by an increase in depreciation related to increased capital expenditures.

    OPERATING INCOME. As a result of the above factors, operating income increased to $132,586,000 in 1999 from $84,537,000 in 1998, an increase of
$48,049,000 or 56.8%. As a percentage of net revenues, operating income increased from 20.2% in 1998 to 27.2% in 1999.

    INTEREST EXPENSE. Interest expense decreased to $21,277,000 in 1999 from $27,803,000 in 1998, a decrease of $6,526,000 or 23.5%. The decrease is due primarily to lower bank borrowings and lower interest rates during 1999 as compared to 1998.

    SPECIAL BONUS AWARD. On May 13, 1998 a major stockholder contributed 1,354,665 shares of Class P Common Stock to the Company, which were converted to Class A Common Shares and placed in the Company's treasury. On May 27, 1998, under the Univision Communications Inc. 1998 Stock Bonus Plan, the Company granted 890,614 shares of Class A Common Stock to selected employees. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings of $14,999,000, as well as an increase to paid-in-capital of $45,011,000. The Company remitted the $14,999,000 of tax withholding and expected to receive a cash income tax benefit of approximately $14,000,000. Subsequently, the actual tax benefit received by the Company was $13,524,000. The net income effect on the three and nine months ended September 30, 1998 was $20,599,000, net of $22,010,000 of both the current and deferred tax benefits resulting from the special bonus award. The Company has retained the remaining 464,051 shares, with a book value of $17,402,000, in its treasury. Consistent with broadcast industry reporting, broadcast cash flow and EBITDA exclude the total amount of this special bonus award of $42,608,000.

    PROVISION FOR INCOME TAXES. In 1999, the Company reported an income tax provision of $57,550,000, representing $52,966,000 of current tax expense and $4,584,000 of deferred tax expense. In 1998, the Company reported an income tax provision of $9,829,000, representing $3,293,000 of current tax expense and $6,536,000 of a deferred tax expense. The effective tax rate was 52.4% in 1999 and 80% in 1998. Excluding the effect of the special bonus award, the 1998 effective tax rate would have been 58%. The Company's effective tax rate of 52.4% for 1999 is lower than the 58% for 1998 since the Company's relatively fixed permanent non-deductible tax differences have a smaller effect as book pre-tax income increases.

    NET INCOME. As a result of the above factors, net income in 1999 was $49,662,000 compared $2,457,000 in 1998, an increase of $47,205,000.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    BROADCAST CASH FLOW. Broadcast cash flow increased to $188,512,000 in 1999 from $140,824,000 in 1998, an increase of $47,688,000 or 33.9%. As a percentage of net revenues, broadcast cash flow increased from 33.7% in 1998 to 38.6% in 1999.

    CORPORATE CHARGES. Corporate charges increased to $9,736,000 in 1999 from $9,005,000 in 1998, an increase of $731,000 or 8.1%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 2.2% in 1998 to 2.0% in 1999.

    EBITDA.  EBITDA increased to $178,776,000 in 1999 from $131,819,000 in 1998, an increase of $46,957,000 or 35.6%. As a percentage of net revenues, EBITDA increased from 31.6% in 1998 to 36.7% in 1999.

    THREE MONTHS ENDED SEPTEMBER 30, 1999 ("1999"), COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1998")

    REVENUES. Net revenues were $177,301,000 in 1999 compared to $138,946,000 in 1998, an increase of $38,355,000 or 27.6%. The Network accounted for $17,904,000 or 46.7% of the increase, and the O&Os and Galavision accounted for $19,396,000 or 50.6% and $1,055,000 or 2.7%, respectively. The Network's increase is due primarily to an increase of approximately 16% in the average price of advertising spots and an increase in volume of approximately 11%. Excluding the effect of the 1998 Men's World Cup Soccer Championship Games, the Network's average prices would have increased by 26%. The O&Os' increase, on a same station basis, after adjusting for the March 31, 1999 sale of the Albuquerque station, would have been $20,065,000. This increase at the O&Os is due primarily to an increase of approximately 20% in the number of spots sold and a 4% increase in the price for advertising spots. Exclusive of the World Cup Games, prices would have increased by 8%. While there were increases at all the O&Os, the primary increases were derived from Los Angeles, New York, Miami, Houston, and Dallas.

    EXPENSES. Direct operating expenses, which include corporate charges of $67,000 and $73,000 in 1999 and 1998, respectively, increased to $61,606,000 in
1999 from $53,387,000 in 1998, an increase of $8,219,000 or 15.4%. License fees paid or payable, under the program license agreements, to Televisa and Venevision increased to $6,240,000 as a result of higher sales. The new programs associated with the Company's non-NOVELA production participation agreement with Televisa increased by approximately $1,920,000 over the programming costs in 1998. The increase in all other programming costs associated with entertainment programs, novelas and movies was $2,542,000. Sports related programming costs increased by $2,555,000, which includes approximately $1,677,000 related to the 1999 Pan American Games. Technical and news costs increased by $1,383,000, which includes approximately $263,000 of net cost increases due to the addition of early morning news at the Los Angeles station. These increases were substantially offset by the elimination of costs related to the 1998 World Cup games of $6,421,000. As a percentage of net revenues, direct operating expenses decreased from 38.4% in 1998 to 34.7% in 1999.

    Selling, general and administrative expenses, which include corporate charges of $3,195,000 and $3,097,000 in 1999 and 1998, respectively, increased to $46,002,000 in 1999 from $38,421,000 in 1998, an increase of $7,581,000 or
19.7%. The increase is due in part to selling costs of $1,106,000, resulting from higher sales, costs associated with community affairs of $2,000,000, severance and other compensation costs of $910,000, acquisition related costs of $849,000 and $697,000 due to employee benefits. As a percentage of net revenues, selling, general and administrative expenses decreased from 27.7% in 1998 to 25.9% in 1999.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $15,572,000 in 1999 from $15,850,000 in 1998, a decrease of $278,000 or 1.8%.
The decrease is due to lower goodwill amortization offset in part by an increase in depreciation related to increased capital expenditures.

    OPERATING INCOME. As a result of the above factors, operating income increased to $54,121,000 in 1999 from $31,288,000 in 1998, an increase of $22,833,000 or 73%. As a percentage of net revenues, operating income increased from 22.5% in 1998 to 30.5% in 1999.

    INTEREST EXPENSE. Interest expense decreased to $6,630,000 in 1999 from $9,038,000 in 1998, a decrease of $2,408,000 or 26.6%. The decrease is due primarily to lower bank borrowings and lower interest rates during 1999 as compared to 1998.

    PROVISION FOR INCOME TAXES. In 1999, the Company reported an income tax provision of $24,567,000, representing $23,281,000 of current tax expense and $1,286,000 of deferred tax expense. In 1998, the Company reported an income tax provision of $16,622,000, representing $2,693,000 of current tax expense and $13,929,000 of a deferred tax expense. The effective tax rate was 52.3% in 1999 and 77% in 1998. Excluding the effect of the special bonus award, the 1998 effective tax rate would have been 58%. The Company's effective tax rate of 52.3% for 1999 is lower than the 58% for 1998 since the Company's relatively fixed permanent non-deductible tax differences have a smaller effect as book pre-tax income increases.

    NET INCOME. As a result of the above factors, net income in 1999 was $22,430,000 compared $4,970,000 in 1998, an increase of $17,460,000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $72,955,000 in 1999 from $50,308,000 in 1998, an increase of $22,647,000 or 45%. As a percentage of net revenues, broadcast cash flow increased from 36.2% in 1998 to 41.1% in 1999.

    CORPORATE CHARGES. Corporate charges increased to $3,262,000 in 1999 from $3,170,000 in 1998, an increase of $92,000 or 2.9%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 2.3% in 1998 to 1.8% in 1999.

    EBITDA.  EBITDA increased to $69,693,000 in 1999 from $47,138,000 in 1998, an increase of $22,555,000 or 47.8%. As a percentage of net revenues, EBITDA increased from 33.9% in 1998 to 39.3% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include those of UTG, the Network and Galavision, totaled $20,691,000 for the nine months ended September 30, 1999. This amount excludes the capitalized transponder lease obligations of the Network. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of completing upgrades to its management information systems infrastructure and the build-out of its television station facilities in Bakersfield. The Company plans to purchase additional land in Phoenix and San Antonio for future construction and relocation and is currently negotiating a lease for the relocation of its flagship station in Los Angeles. The

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Company expects to spend approximately $9,000,000 in capital over the next 3 to 9 months for the launch of its internet on-line business in the early part of the year 2000. Furthermore, the Company expects to make an investment in digital technology of approximately $25,000,000 over the next three years. The normal maintenance capital spending, the cost of certain projects and the internet launch will result in capital spending in 1999 of approximately $45,000,000. The Company expects to fund its capital expenditure requirements primarily from its operating cash flow and, if necessary, from proceeds available under its Revolving Credit Facility.

    The Company's bank facility at September 30, 1999, consisted of a $250,000,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $195,000,000 reducing revolving credit facility (the "Revolving Credit Facility") also maturing on the same date. At September 30, 1999, the Company had approximately $191,500,000 available to borrow through its Revolving Credit Facility.

    The Term Facility amortizes quarterly, with $46,000,000 required to be repaid during 1999. For the nine months ended September 30, 1999, the Company paid $34,500,000 of the required payment and made a $20,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1998 operating results. These payments were funded by an increase in the Revolving Credit Facility, which was subsequently repaid with cash from operations. The Revolving Credit Facility has quarterly scheduled reductions in availability of $2,500,000 per quarter during 1999.

    Loans made under the Bank Facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. There are no interest rate margins applicable to prime rate loans. At September 30, 1999, the interest rate applicable to the Company's Eurodollar loans was approximately 5.85%, which includes an interest rate margin cost of 0.35%, and the interest rate applicable to all prime rate loans was 8.25%.

    The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's Eurodollar loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its Eurodollar loans at September 30, 1999, a change of 10% in interest rates would have an approximate $1,500,000 impact on pre-tax earnings and pre-tax cash flows over a one-year period.

    Univision Online continues to evaluate business opportunities presented by the Internet, with a targeted goal of launching these operations (including an e-commerce component) in the early part of the year 2000. Online operating losses from pre-launch activities are not expected to have a material impact on the Company's fourth quarter 1999 EBITDA or its 1999 fiscal results. Due to the uncertainties accompanying the launch of this new business, management is unable to predict whether or when Univision's Online services will become successful, and as a result, no assurances can be given that our Online operations will achieve profitability in 2000 or thereafter.

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

    As a result of net operating loss carryforwards, certain net operating losses, tax consequences of a reorganization of the Company in 1996, other timing differences and subsequent book taxable income, the

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Company has available a deferred tax asset of $18,051,000 to offset future taxes payable arising from operations. In addition, at September 30, 1999, the Company had $455,272,000 of net remaining intangible assets that will be expensed over the next 19 years for financial reporting purposes and will not be deductible for tax purposes.

    In 1998, a joint venture between the Company and Home Shopping Network Capital LLC formed the Home Shopping Network En Espanol LLC. The joint venture has created a live, Spanish-language television shopping service intended for distribution in the United States, Latin America, Portugal and Spain. On
March 30, 1998, the Home Shopping Network En Espanol LLC began broadcasting three hours of programming seven days a week on Galavision, the Company's Spanish-language cable network. Under the terms of the agreement the Home Shopping Network Capital LLC and the Company have approximately equal interests in the joint venture. The Company's contribution to the joint venture during 1998 was $831,000 and during the first nine months of 1999 was $1,000,000. The maximum capital contributions required to be made by each party under the agreement are capped at $6,000,000 over the five-year period. The Company accounts for its investment in Home Shopping Network En Espanol LLC under the equity method. No assurance can be given that the joint venture will be successful.

YEAR 2000 ISSUES

    Like most businesses today, the Company uses computer systems and other electronic and mechanical technologies in carrying out the operations of the Network, O&Os and Galavision and managing its other resources. Some of the Company's operations, such as signal distribution and television audience ratings, are either carried out through or supported by third parties, while approximately 50% of the Company's programming is sourced from third parties. Approximately 76% of Univision's programming distribution (including commercial spots) is provided through its O&Os with the remainder provided via its broadcast and cable affiliates. Except for the Network and its Fresno, Miami, Phoenix, Sacramento and San Antonio O&Os, which are located in Company-owned properties, all other operations are situated in facilities leased from and maintained by third parties.

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

    The Year 2000 issue results from computer software programs written to use two digits rather than four to define the applicable year. Certain of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. Computer programs used by the Company's Suppliers (as defined below) may experience the same date-recognition issues. If this occurs, the potential exists for computer system failures or miscalculations by computer programs used by the Company or its Suppliers, which could cause disruption of the Company's operations. For purposes of the information provided in this portion of our 10-Q report, "Suppliers" means our advertisers, satellite service providers, programming suppliers, broadcast affiliates, Nielsen rating service, landlords, and vendors and other suppliers that may be critical to the Company's business unless the context indicates otherwise.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    In addressing our Year 2000 readiness, the Company adopted a five-part program, managed by our Year 2000 Project Office ("Project Office"), to
(1) determine which of our computer systems, building systems, equipment with embedded systems and software products (the "Systems") are Year 2000 compliant ("Assessment Phase"), (2) correct non-compliant Systems through replacement or repair ("Corrective Phase"), (3) confirm that replacements or repairs are Year 2000 complaint ("Verification Phase"), (4) obtain information from critical Suppliers on their Year 2000 readiness, and (5) develop contingency plans to continue our Network, O&Os and Galavision's broadcasting operations without significant interruption during and after January 1, 2000. The Project Office is staffed with the Company's two principal engineers and representatives from management information systems and from the legal, risk management, finance, and operations departments. An independent consulting firm with broadcasting systems integration experience assisted us with the Assessment and Verification Phases of our mission critical broadcasting systems and equipment. Our Year 2000 program's focus has been on Corrective and Verification Phase activities, particularly with respect to equipment (computer and mechanical technology) critical to our broadcasting operations (signal, programming and commercial spot distribution on our Network, O&Os and Galavision).

STATUS OF YEAR 2000 ACTIVITIES

    Based on the work completed through October 20, 1999 on the Year 2000 program:

    - Equipment critical to the distribution of our broadcast signals (without content) and for the insertion and delivery of content has been Year 2000 assessed, and 99% of the corrective work identified in the Assessment and Verification Phases has been completed. The remaining corrective work, which is not significant, is to be completed before year end. Our major satellite providers have informed us that both of the satellites carrying the Network and Galavision feeds, and their related ground control systems, are Year 2000 ready.

    - The systems critical to our sales, marketing and research operations have been assessed, and substantially all of the corrective work identified in the Assessment Phase has been completed and where feasible Verification testing has been completed. The remaining corrective work is not significant and is to be completed before year end.

    - The systems used in our administrative operations or by our outside service providers (finance, payroll, benefits administration) have been assessed, and all corrective work identified in the Assessment and Verification Phases has been completed.

    - Company-owned communications systems have been assessed and necessary corrective work identified in the Assessment and Verification Phases has been completed. The assessment of HVAC, elevators, security and other building systems in Company-owned facilities has been completed, and 95% of the corrective work identified in the Assessment and Verification Phases is complete. The remaining corrective work is not significant and is to be completed before year end. The landlords of our leased premises have informed us that such facilities are Year 2000 ready.

    - The Assessment Phase on desktop systems and the Company-owned LAN has been completed. Corrective work identified in the Assessment Phase is in process and such corrective work, as well as Verification Phase activities, is to be completed before year end.

    - The formulation of the Company's contingency plans is nearing completion, with a target date of December 10, 1999.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    Capital expenditures as well as personnel and non-personnel costs related to the Year 2000 program have not been material. Although additional Corrective and Verification Phase activities remain to be completed, the Company does not expect that the future costs related to the Company's internal Year 2000 issues will have a material impact on the Company's operations. The Company will fund the remaining costs to resolve its Year 2000 issues primarily from its operating cash flow.

    The Company expects that its Systems will be operational and should not experience significant disruptions due to Year 2000 issues. Because of the uncertainties associated with assessing the preparedness of Suppliers, there is a risk of a material adverse effect on the Company's future results of operations if the Company's Suppliers are not capable of correcting their Year 2000 issues. The Company's major risk centers around its ability to transmit the Network, O&Os and Galavision program signals and satisfy the contractual commitments to air the commercial spots of its advertisers. The Company's contingency planning process is addressing these risks.

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

PART I

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

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

                                               UNIVISION COMMUNICATIONS INC.
                                               (REGISTRANT)

                                               By /s/ GEORGE W. BLANK
                                               --------------------------------------------
                                                  George W. Blank
                                                  EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

November 1, 1999
Los Angeles, California