Form 10-K405
period 1999-12-31
UNIVISION COMMUNICATIONS INC
filed 2000-03-16
CIK 1017008

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                       COMMISSION FILE NUMBER: 001-12223

                            ------------------------

                         UNIVISION COMMUNICATIONS INC.

                            INCORPORATED IN DELAWARE

               I.R.S. EMPLOYER IDENTIFICATION NUMBER: 95-4398884

                      1999 AVENUE OF THE STARS, SUITE 3050
                         LOS ANGELES, CALIFORNIA 90067
                              TEL: (310) 556-7676

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    There were 66,576,460 shares of Class A Common Stock, $.01 par value, outstanding as of February 1, 2000. The aggregate market value of the Class A Common Stock of the Company held by non-affiliates on February 1, 2000 was approximately $7,200,000,000. This calculation does not include the value of any of the outstanding shares of Class P, Class T or Class V Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2000 are incorporated by reference into
    Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                     PART I

ITEM 1.   Business....................................................      2
          The Hispanic Audience in the United States..................      3
          Ratings.....................................................      4
          The Network.................................................      6
          Galavision Network..........................................      8
          Programming.................................................      8
          Program License Agreements..................................      9
          The O&Os....................................................     10
          Advertising.................................................     13
          Marketing...................................................     14
          Competition.................................................     14
          Material Patents, Trademarks, Licenses, Franchises and
            Concessions...............................................     15
          Employees...................................................     15
          Federal Regulation and New Technologies.....................     15
ITEM 2.   Properties..................................................     24
ITEM 3.   Legal Proceedings...........................................     24
ITEM 4.   Submission of Matters to a Vote of Security Holders.........     25

                                    PART II
ITEM 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     26
ITEM 6.   Selected Financial Data.....................................     27
ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     28
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     34
ITEM 8.   Financial Statements and Supplementary Data.................     34
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures.................................     35

                                    PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........     35
ITEM 11.  Executive Compensation......................................     35
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     35
ITEM 13.  Certain Relationships and Related Transactions..............     35

                                    PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     36

                                     PART I

ITEM 1. BUSINESS

    Univision Communications Inc. and its wholly owned subsidiaries ("Univision" or the "Company") is the leading Spanish-language television broadcaster in the U.S., reaching more than 92% of all Hispanic Households and having an 85% average share of the U.S. Spanish-language network television audience in 1999. Univision's Network, which is the most watched television network (English- or Spanish-language) among Hispanic Households, provides the Company's broadcast and cable affiliates with 24 hours per day of Spanish-language programming with a prime time schedule of substantially all first run programming (I.E., no reruns) throughout the year. As a leading, vertically-integrated television broadcaster, Univision owned and operated 12 full-power (11 of which are affiliated with the Univision Network) and seven low-power UHF stations (the "O&Os") as of December 31, 1999, representing approximately 77% of its Network broadcast distribution. These full-power O&Os are located in 11 of the top 15 designated market areas ("DMAs") in terms of numbers of Hispanic Households--Los Angeles, New York, Miami, San Francisco, Chicago, Houston, San Antonio, Dallas, Phoenix, Fresno and Sacramento. As of December 31, 1999, the Company had affiliation agreements with an additional 12 full-power and 20 low-power television stations ("Affiliated Stations") and approximately 1,029 cable affiliates. Each of the Company's full-power O&Os and full-power Affiliated Stations ranks first in Spanish-language television viewership in its DMA. The Company also owns Galavision, a Spanish-language cable network that had approximately 2.7 million Hispanic subscribers, representing approximately 54% of all Hispanic Households that subscribed to cable television in 1999. For purposes of this annual report, Hispanic Household means all U.S. households with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household. The Network means Univision's wholly-owned Spanish-language television network.

    The Company believes that the breadth and diversity of its programming provides it with a competitive advantage over both Spanish-language broadcasters and English-language broadcasters in appealing to Hispanic viewers. The Company's programming is similar to that of major English-language networks and includes NOVELAS (long-term mini-series), national and local newscasts, variety shows, children's programming, mini-series, musical specials, movies, sporting events and public affairs programs. The Televisa Program License Agreement provides the Company with long-term access to first-rate programming produced by Grupo Televisa, S.A. de C.V. and its affiliates ("Televisa"). Televisa-produced NOVELAS are popular throughout the world and are among the Company's highest rated programs. Univision also produces a variety of programs specifically tailored to meet the tastes, preferences and information needs of the Hispanic audience, including national and local news and the highly successful programs SABADO GIGANTE, CRISTINA and PRIMER IMPACTO. The Company's morning show that began airing in April 1997, DESPIERTA AMERICA--"Wake Up America"--broadcasts news, talk and current events nationally, Monday through Friday from 7:00 a.m. to 10:00 a.m. During April 1999, the Company's sports division launched the very successful sports magazine show REPUBLICA DEPORTIVA, a weekly roundup of scores, highlights and commentary presented in a unique and conversational style. The Company has also televised World Cup Soccer since 1978, including all 64 games of the widely watched 1998 World Cup.

    Net revenues and EBITDA were $693.1 million and $267.1 million, respectively, for the year ended December 31, 1999, representing compound annual growth rates of 19% and 29%, respectively, since 1992. In addition, in November 1999 the Company's audience share of Spanish-language network television viewing was 82% and its share of the 20 most widely watched programs among Hispanic Households was 100%.

    As of January 1, 1999, the Company had a $10,000,000 convertible promissory note from Entravision Communications Company LLC ("Entravision"), that was convertible into an approximately 26% equity interest in Entravision. On
March 31, 1999, the Company sold the FCC broadcast license and the fixed assets of station KLUZ, Channel 41, Albuquerque, New Mexico to Entravision, which owns 19 other stations that have affiliation agreements with the Company. Under the terms of the agreement, the

Company received as consideration $1,000,000 in cash and an option to acquire an additional 2% equity interest in Entravision. As of December 31, 1999, the Company had an option to acquire an approximate 28% equity interest in Entravision. On March 2, 2000, the Company lent $110,000,000 to Entravision to increase the Company's convertible promissory note from $10,000,000 to $120,000,000. The Company now has an option to acquire, in total, a 40% equity interest in Entravision (See Notes 13 and 16 of the consolidated financial statements).

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

                              SPANISH LANGUAGE USE

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

HISPANIC POPULATION IN MILLIONS
                                 1980  1985  1990  1995  2000  2005  2010
Population                       15.6  19.3  23.7  27.4  32.4  37.2  42.4
Speak Spanish at Home            10.6  13.2  16.2  18.6  22.1  24.9  27.8

                         Source: Standard & Poor's DRI

    GREATER HISPANIC BUYING POWER. The Hispanic population represents estimated total consumer expenditures of $443 billion in 2000 (7.0% of the total U.S. consumer expenditures), an increase of 105% since 1990. Hispanics are expected to account for $940 billion (9.0% of the U.S. total consumer expenditures) by 2010, far outpacing the expected growth in total U.S. consumer expenditures.

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

    INCREASED SPANISH-LANGUAGE ADVERTISING. According to published sources, $1.9 billion of total advertising expenditures were directed towards Spanish-language media in 1999, representing an annual compound growth rate of 17.4% since 1993. Of these amounts, approximately 58% of the $1.9 billion in advertising expenditures in 1999 targeting Hispanics were directed towards Spanish-language television advertising. The Company believes that major advertisers have found that Spanish-language television advertising is a more cost-effective means to target the growing Hispanic audience than English-language broadcast media. See "--Advertising."

RATINGS

    During the last five years, Univision has consistently ranked first in prime time among all Hispanic adults. In addition, Univision has successfully increased its audience ratings compared to both the Spanish-language and the English-language broadcast networks. Spanish-language television prime time is from 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday through Saturday. English-language television prime time is from 8 p.m. to 11 p.m., Eastern and Pacific Standard Times, Monday through Saturday and 7 p.m. to
11 p.m., Eastern and Pacific Standard Times, Sunday. The following table shows that Univision prime time audience ratings, Sunday through Saturday during the last five years, among Hispanic adults aged 18 to 49, the age segment most targeted by advertisers, have increased compared to the other networks:

             PRIME TIME RATINGS AMONG HISPANIC ADULTS AGED 18 TO 49

NETWORK                                                   1995       1996       1997       1998       1999
-------                                                 --------   --------   --------   --------   --------
Univision.............................................     9.6        9.0       10.1       10.2       11.0
ABC...................................................     3.1        2.7        2.3        2.0        2.1
CBS...................................................     1.8        1.7        1.5        1.3        1.3
FOX...................................................     3.4        3.2        2.9        2.7        2.5
NBC...................................................     2.9        3.2        2.5        2.3        2.2
Telemundo.............................................     2.6        2.1        1.6        1.5        1.4
Univision share.......................................    41.0%      41.1%      48.3%      51.0%      53.7%

------------------------

Source: Nielsen Hispanic Television Index ("NHTI")

    A further indication of Univision's growing strength against its Spanish-language and English-language competitors is its improved performance among bilingual Hispanics. As the table below indicates, the Network has been in first place in prime time audience ratings, Sunday through Saturday, among bilingual Hispanic adults ages 18 to 49 during the last five years and has over the last four years consistently improved its percentage of audience share:

        PRIME TIME RATINGS AMONG BILINGUAL HISPANIC ADULTS AGED 18 TO 49

NETWORK                                                   1995       1996       1997       1998       1999
-------                                                 --------   --------   --------   --------   --------
Univision.............................................     7.5        6.7        6.7        7.9        8.8
ABC...................................................     3.7        3.1        2.4        2.1        2.4
CBS...................................................     2.1        1.9        1.6        1.5        1.6
FOX...................................................     3.8        3.7        3.5        2.8        3.2
NBC...................................................     3.2        4.0        2.7        2.4        2.4
Telemundo.............................................     1.3        1.1        1.0        1.0        1.0
Univision share.......................................    34.7%      32.7%      37.4%      44.6%      45.4%

------------------------

Source: NHTI

    In addition, as shown in the following table, the Company has consistently had between 90% and 100% of the 20 most widely watched programs among all Hispanic Households during the past five years:

                      THE 20 MOST WIDELY WATCHED PROGRAMS
               AMONG HISPANIC HOUSEHOLDS BY NETWORK FOR NOVEMBER

             PROGRAM
              RANK                   1995       1996       1997       1998       1999
---------------------------------  --------   --------   --------   --------   --------
1................................     UVN        UVN        UVN        UVN        UVN
2................................     UVN        UVN        UVN        UVN        UVN
3................................     UVN        UVN        UVN        UVN        UVN
4................................     UVN        UVN        UVN        UVN        UVN
5................................     UVN        UVN        UVN        UVN        UVN
6................................     UVN        UVN        UVN        UVN        UVN
7................................     UVN        UVN        UVN        UVN        UVN
8................................     UVN        UVN        UVN        UVN        UVN
9................................     UVN        UVN        UVN        UVN        UVN
10...............................     UVN        UVN        UVN        UVN        UVN
11...............................     UVN        UVN        UVN        UVN        UVN
12...............................     UVN        UVN        UVN        UVN        UVN
13...............................     UVN        UVN        UVN        UVN        UVN
14...............................     UVN        UVN        UVN        UVN        UVN
15...............................     NBC        UVN        UVN        UVN        UVN
16...............................     UVN        UVN        UVN        UVN        UVN
17...............................     UVN        UVN        UVN        UVN        UVN
18...............................     UVN        ABC        UVN        FOX        UVN
19...............................     UVN        UVN        UVN        UVN        UVN
20...............................     FOX        FOX        UVN        UVN        UVN
                                     ----       ----      -----       ----      -----
Univision share..................     90%        90%       100%        95%       100%

------------------------

Source: NHTI

THE NETWORK

    The Network is the leading Spanish-language television network in the U.S. From its operations center in Miami, the Network provides the Company's affiliates via satellite with 24 hours of Spanish-language programming per broadcast day with a prime time schedule of substantially all first-run programming (I.E., no re-runs) throughout the year. The operations center also provides production facilities for the Network's news and entertainment programming.

    The Network produces and acquires programs, makes those programs available to the Company's affiliates and sells network advertising. The full-power O&Os and full-power Affiliated Stations together reach approximately 6.3 million, or approximately 73%, of Hispanic Households. The low-power O&Os and low-power Affiliated Stations (including translators) together reach approximately 546,000, or approximately 6%, of Hispanic Households. The cable affiliates reach approximately 1,061,000, or approximately 12%, of Hispanic Households.

    Through the Company's ownership of the O&Os, it controls approximately 77% of the Network's broadcast distribution.

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

    CABLE AFFILIATES. The Network has historically used cable affiliates to reach communities that could not support a Broadcast Affiliate because of the relatively small number of Hispanic Households. Cable affiliation agreements may cover an individual system operator or a multiple system operator. Cable affiliation agreements are for the most part non-exclusive, thereby giving the Network the right to license all forms of distribution in cable markets. Cable affiliates generally receive the Network's programming for a fee based on the number of subscribers. The Network retains 100% of the allocation of Network advertising revenues attributable to cable affiliates and provides certain cable affiliates with two minutes of local advertising time per hour. Cable affiliates retain 100% of local and national advertising revenues. However, the Company represents certain cable affiliates in national spot sales for varying fees. See "--Federal Regulation and New Technologies."

    UNIVISION AFFILIATE COVERAGE AND RANK. The table below sets forth certain information with respect to the Company's affiliates' coverage and rank.

       UNIVISION AFFILIATES' COVERAGE AND RANK AMONG HISPANIC HOUSEHOLDS

                                                                                        UNIVISION AFFILIATE'S
                                                                                             RANK AMONG
                                            HISPANIC HOUSEHOLDS       NATIONWIDE          SPANISH-LANGUAGE
                                                COVERED(B)        HISPANIC HOUSEHOLDS        TELEVISION
DMA(A)                           STATION      (IN THOUSANDS)          COVERED(B)           STATIONS(C)(D)
------                           --------   -------------------   -------------------   ---------------------
  Los Angeles(1)...............   KMEX             1,503                  17.3%                  1(c)
  New York(2)..................   WXTV             1,031                  11.9                   1(c)
  Miami(3).....................   WLTV               487                   5.6                   1(c)
  San Francisco(4).............   KDTV               348                   4.0                   1(c)
  Chicago(5)...................   WGBO               331                   3.8                   1(c)
  Houston(6)...................   KXLN               326                   3.8                   1(c)
  San Antonio(7)...............   KWEX               318                   3.7                   1(c)
  Dallas/Ft. Worth(8)..........   KUVN               225                   2.6                   1(c)
  Phoenix(10)..................   KTVW               201                   2.3                   1(c)
  Fresno(14)...................   KFTV               176                   2.0                   1(c)
  Sacramento(15)...............   KUVS               173                   2.0                   1(c)
                                                   -----                  ----
FULL-POWER O&OS
  Total full-power O&Os........                    5,119                  59.0
FULL-POWER AFFILIATED STATIONS
  McAllen/Brownsville(9)(e)....   KNVO               208                   2.4                   1(c)
  Albuquerque(12)(e)...........   KLUZ               189                   2.2                   1(c)
  El Paso(13)(e)...............   KINT               178                   2.1                   1(c)
  Denver(16)(e)................   KCEC               138                   1.6                   1(d)
  Corpus Christi(19)(e)........   KORO                99                   1.1                   1(c)
  Boston(23)...................   WUNI                90                   1.0                   1(d)
  Las Vegas(25)(e).............   KINC                72                   0.8                   1(d)
  Salinas/Monterey(26)(e)......   KSMS                61                   0.7                   1(d)
  Laredo(31)(e)................   KLDO                50                   0.6                   1(d)
  Yuma/El Centro(36)(e)........   KVYE                43                   0.5                   1(d)
  Sta Barbara-Sta Maria-San
    Luis Obispo(34)(f).........   KTAS                42                   0.5                   1(d)
                                                   -----                  ----
    Total full-power Affiliated
      Stations.................                    1,170                  13.5
CABLE AFFILIATES(g)............                    1,061                  12.3
DBS Systems(h).................                       78                   0.9
LOW-POWER BROADCAST
  AFFILIATES(h)................                      546                   6.3
                                                   -----                  ----
TOTAL UNIVISION AFFILIATES.....                    7,974                  92.0%
                                                   =====                  ====

------------------------

(a) Numbers in parenthesis represent Hispanic DMA rank by number of Hispanic Households.

(b) Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 2000.

(c) Rank among the Spanish television stations in the DMA. Source NHSI November 1999. Su-Sa/7a.m-1a.m.

(d) Rank among the Spanish television stations in the DMA. Source Nielsen Station Index ("NSI") November 1999. Su-Sa/7a.m-1a.m.

(e) Owned by Entravision.

(f) Source: Company estimate of Hispanic Households covered by Univision affiliate in Santa Barbara DMA based on Nielsen Cable On-Line Data Exchange estimates for network satellite direct coverage households in the market. This market has approximately 45,000 Hispanic Households, but the Univision signal does not reach all of them due to geographic barriers.

(g) Source: Company estimate derived from Nielsen Cable On-Line Data Exchange, January 2000.

(h) Source:  Nielsen Media Research.

GALAVISION NETWORK

    Galavision is the leading U.S. Spanish-language general entertainment basic cable television network, reaching approximately 10.0 million subscribers, of whom 2.7 million are Hispanic. According to Nielsen Media Research ("Nielsen"), Galavision reaches over 54% of all Hispanic Households that subscribe to cable. In addition, Galavision reaches 6.6 million subscribers through direct broadcast systems, of whom .1 million are Hispanic. The Company programs Galavision so that Galavision and the Network generally do not run the same type of show simultaneously.

    On March 30, 1998, a joint venture between the Company and Home Shopping Network Capital LLC began broadcasting a Spanish-language television shopping program in the United States on the Galavision network. As of December 31, 1999, the Company sold its 50% interest in Home Shopping Network En Espanol LLC to Home Shopping Network Capital LLC. The home shopping program will continue to air on Galavision throughout 2000.

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

    Approximately eight to ten hours of programming per weekday, including a substantial portion of weekday prime time, are currently programmed with NOVELAS supplied primarily by Televisa and Corporacion Venezolana de Television, C.A and its affiliates ("Venevision"). Although NOVELAS have been compared to daytime soap operas on ABC, NBC or CBS, the differences are significant. NOVELAS, originally developed as serialized books, have a beginning, middle and end, generally run five days per week, and conclude four to eight months after they begin. NOVELAS also have a much broader audience appeal than soap operas, delivering audiences that contain large numbers of men, children and teens in addition to women.

    The Hispanic population is primarily young and family-oriented. Univision's programming has been particularly successful with this young audience. Univision's strongest demographic is among adults aged 18-34. In November 1999, Sunday through Saturday 7 a.m. to 1 a.m., according to NHTI, Univision had a 30% share of all Hispanic adults in this age category, which exceeded all other broadcasters.

    In 1999, the Company derived approximately 36% and 9% of its gross advertising sales from programs produced by Televisa and Venevision, respectively, under the amended and restated program license agreements between the Company and Televisa and the Company and Venevision (the "Program License

Agreements"). Programming supplied by Televisa and Venevision under the Program License Agreements and programs produced by the Company currently represent in the aggregate approximately 93% of the Network's non-repeat broadcast hours. The remainder primarily consists of other programs acquired from independent third-party suppliers. All programs produced by the Network accounted for approximately 40% of the Company's gross advertising sales in 1999.

    Univision news programming is generally produced either at the Network facility in Miami or the local stations. The Network produces an early evening network newscast seven days per week and a late network newscast, Monday through Friday. All full-power O&Os produce local newscasts that reflect the communities they serve.

PROGRAM LICENSE AGREEMENTS

    Through the Program License Agreements, Univision has the first right until December 2017 to air in the U.S. all Spanish-language programming produced by or for Televisa and Venevision (with certain exceptions). Televisa, which is the world's largest producer of Spanish-language television programs, is the leading media and entertainment company in Mexico with an approximate 78% share of Mexico's viewing audience during 1999. Venevision is Venezuela's leading television network with an approximate 57% share of its viewing audience during 1999. The Program License Agreements provide the Network and Galavision with access to programming to fill up to 100% of their program schedules. Televisa and Venevision programming represented approximately 36% and 15%, respectively, of the Network's non-repeat broadcast hours in 1999.

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

    In consideration of access to the programming of Televisa and Venevision, the Company pays Televisa and Venevision aggregate royalties based upon time sales of Univision Television Group, Inc. ("UTG"), the Network and Galavision from broadcasting, including barter, trade, and television subscription revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation and taxes other than withholding taxes ("Combined Net Time Sales"). Aggregate royalties to Televisa and Venevision are 15% of Combined Net Time Sales. The program royalty percentage based on net revenues and Combined Net Time Sales differ because net revenue includes certain revenues that are not subject to the Program License Agreements. The Network is obligated to pay such aggregate royalties to Televisa and Venevision each year throughout the term regardless of the amount of Televisa and Venevision programming used by the Company.

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

    In addition, Televisa, with several partners, each of whom has substantial assets, operates a direct broadcast satellite ("DBS") venture, which has a variety of program services. Televisa is required to offer the Company the opportunity to acquire a 50% economic interest in Televisa's interest in the joint venture to the extent it relates to United States Spanish-language broadcasting. While the Company believes that it will be offered such an interest, the Company has not received any indication as to what the business terms relating to such interest would be. Accordingly, the Company is not in a position to state whether it would accept such an offer. If the venture secures a significant viewership among Hispanic Households, it could have a material adverse effect on Univision's financial condition and results of operations, even if Univision decides to acquire this 50% economic interest.

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

THE O&OS

    The Company owned and operated 12 full-power O&Os as of December 31, 1999, 11 of which broadcast Network programming, produce local news and other programming of local importance, cover special events and may acquire programs from other suppliers. UTG acts as the representative of the Company's affiliates for national spot sales and receives a commission of 15% of net revenues after agency commission in return for such services from its Affiliated Stations. The Company's Bakersfield full-power station is a UPN affiliate. Each of the full-power Network-affiliated O&Os is the leading Spanish-language television station in its DMA.

    As shown on the following table, two of the full-power O&Os owned by the Company rank as the top station in their respective DMAs in the November 1999 NSI survey.

FULL-POWER O&OS' COVERAGE AND RANK AMONG HISPANICS

                                                                                                      UNIVISION    ADULTS 18 TO
                                                                                                        SHARE           49
                           DMA RANK        2000 HISPANIC    2000 HISPANIC     HISPANIC    SPANISH-   OF SPANISH-      TOTAL
                         (BY HISPANIC        HOUSEHOLDS       POPULATION     HOUSEHOLD    LANGUAGE    LANGUAGE       AUDIENCE
DMA                    HOUSEHOLDS)(A)(B)   (IN THOUSANDS)   (IN THOUSANDS)   DENSITY(C)    USE(D)    VIEWING(E)      RANK(F)
---                    -----------------   --------------   --------------   ----------   --------   -----------   ------------
Los Angeles..........           1              1,503            5,997           28.7%       20.2%         63%(g)        3
New York.............           2              1,031            3,225           15.0        10.7          85            7
Miami................           3                487            1,388           33.8        28.7          91 (h)        1
San Francisco........           4                348            1,233           14.4         8.5          84            6
Chicago..............           5                331            1,198           10.3         7.7          78            7
Houston..............           6                326            1,127           19.1        12.5          87            6
San Antonio..........           7                318            1,021           46.5        23.1          85            5
Dallas/Ft. Worth.....           8                225              791           11.2         7.2          83            7
Phoenix..............          10                201              688           14.5         8.5          95            7
Fresno...............          14                175              662           34.3        23.0          90            1
Sacramento...........          15                173              599           14.9         8.3         100            7

------------------------

(a) The other DMAs ranked among the top fifteen by number of Hispanic Households are McAllen/ Brownsville (9th), San Diego (11th), Albuquerque (12th) and El Paso (13th).

(b) Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 2000 estimates. In deriving its figures, Nielsen only counts persons present in Hispanic Households.

(c) Percentage of total households that are Hispanic Households. Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 2000.

(d) Represents where the Spanish language is spoken at least 50% of the time by adults (includes Spanish dominant and bilingual) as a percent of the total DMA Households. Source: Nielsen Enumeration Study 2000, which sets forth demographic attributes of Hispanic population.

(e) Source: NHSI, adults 18 to 49, November 1999, Sunday to Saturday, 7 a.m. to 1 a.m.

(f) Source: NSI, adults 18 to 49, November 1999, Sunday to Saturday, 7 a.m. to 1 a.m.

(g) The Los Angeles market has four full-power Spanish-language television stations, KRCA only broadcasts part-time in Spanish.

(h) The Miami market has four Spanish-language television stations.

    Set forth below is information, including ratings and performance information based on most recently available data, for the Company's top six O&Os.

    LOS ANGELES. The Los Angeles DMA has the largest Hispanic population in the U.S., estimated by Nielsen to be 6.0 million people as of the beginning of 2000, and is the second largest U.S. television market overall. The Hispanic population in Los Angeles represents 39% of that DMA's total population and 20% of the total U.S. Hispanic population.

    In November 1999, the Company's Los Angeles O&O, Univision-KMEX, posted a 63% share of the viewers tuned to Spanish-language television from 7 a.m. to 1 a.m. Sunday through Saturday, while Telemundo-KVEA posted a 19% share and KWHY posted a 18% share. One other full-power station in the Los Angeles DMA broadcasts part-time in Spanish. Compared to all general market television stations in the November 1999 NSI Report, KMEX was first in adults aged 18 to 34 ratings, as well as fourth in adults aged 18 to 49 ratings and was sixth in households in the Los Angeles DMA Sunday through Saturday
7 a.m. to 1 a.m. A total of 16 commercial television stations currently operate in the Los Angeles DMA. Some of these stations simulcast their news programs and certain entertainment programs in both English and Spanish. In addition, Nielsen estimates that cable penetration among Hispanic Households in the Los Angeles DMA is 48%.

    NEW YORK. The New York DMA has the second largest Hispanic population in the U.S., estimated by Nielsen to be 3.2 million people at the beginning of 2000, and is the largest U.S. television market overall. The Hispanic population in New York represents 18% of that DMA's total population and 11% of the total U.S Hispanic population.

    In November 1999, Univision-WXTV was the leading Spanish-language station with an 85% share of the audience watching Spanish-language television (7 a.m. to 1 a.m. Sunday through Saturday). While Univision-WXTV broadcasts full time in Spanish, Telemundo-WNJU airs some paid programming and programs in other languages. Compared to all general market television stations in the November 1999 NSI Report, WXTV ranked sixth in adults aged 18 to 34 ratings and ranked seventh in adults aged 18 to 49, Sunday through Saturday, 7 a.m. to 1 a.m. A total of 14 commercial television stations service the New York DMA. According to Nielsen, cable penetration among Hispanic Households in the New York DMA is approximately 68%.

    MIAMI. The Miami DMA has the third largest Hispanic population in the U.S., estimated by Nielsen to be 1.4 million people as of the beginning of 2000, and is the sixteenth largest U.S. television market overall. The Hispanic population in Miami represents 38% of that DMA's total population and 5% of the total U.S. Hispanic population.

    In November 1999, the Company's Miami O&O, Univision-WLTV, had an 91% share of the audience watching Spanish-language television from 7 a.m. to 1 a.m., Sunday through Saturday. Compared to all general market television stations in the November 1999 NSI Report, WLTV was in first place in adults aged 18 to 34, adults aged 18 to 49 and adults aged 25 to 54 ratings and placed first in households in the Miami market Sunday through Saturday, 7 a.m. to 1 a.m.. WLTV is fully competitive with all English-language stations in the Miami DMA in all major dayparts. A total of 14 commercial television stations service the Miami DMA. In addition to Univision-WLTV and Telemundo-WSCV, two other television stations show some Spanish-language programming. According to Nielsen, cable penetration among Hispanic Households in Miami is approximately 70%.

    SAN FRANCISCO. The San Francisco DMA has the fourth largest Hispanic population in the U.S. estimated by Nielsen to be 1.2 million people as of the beginning of 2000; and is the fifth largest television market overall. The Hispanic population of San Francisco represents 19% of the DMA's total population and 4% of the total U.S. Hispanic population.

    In November 1999 the Company's San Francisco O&O, Univision-KDTV, had an 84% share of the audience watching Spanish-language television from 7 a.m. to 1 a.m. Sunday through Saturday. KDTV has one Spanish-language competitor, Telemundo-KSTS. Compared to all general market television stations in the San Francisco DMA in the November 1999 NSI report KDTV ranked sixth among adults aged 18-34 and sixth in adults aged 18-49. KDTV is fully competitive with certain English-language stations in delivering young adult demographics in the San Francisco DMA. A total of 16 commercial television stations service the San Francisco DMA. According to Nielsen the cable penetration among Hispanic Households in San Francisco is approximately 68%.

    CHICAGO. The Chicago DMA has the fifth largest Hispanic population in the U.S., estimated by Nielsen to be 1.2 million people at the beginning of 2000, and is the third largest U.S. television market overall. The Hispanic population in Chicago represents 14% of that DMA's population and 4% of the total U.S. Hispanic population.

    In November 1999, Univision-WGBO posted a 78% share of the audience watching Spanish-language television 7 a.m. to 1 a.m., Sunday through Saturday. WGBO has one Spanish-language competitor, Telemundo-WSNS. Compared to all general market television stations in the Chicago DMA in the November 1999 NSI report, WGBO ranked sixth among adults 18-34 and seventh among adults 18-49. WGBO is fully competitive with certain English-language stations in the delivery of young demographics in the Chicago DMA, particularly adults aged 18 to 34. A total of 13 television stations service the Chicago DMA. According to Nielsen, cable penetration among Hispanic Households in Chicago is approximately 52%.

    HOUSTON. Houston has the sixth largest Hispanic population in the U.S., estimated by Nielsen to be 1.1 million people as of the beginning of 2000, and is the eleventh largest U.S. television market overall. The Hispanic population in Houston represents 25% of that DMA's total population and 4% of the total U.S. Hispanic population.

    In November 1999, Univision-KXLN posted an 87% share of the audience watching Spanish-language television 7 a.m. to 1 a.m., Sunday through Saturday. KXLN has one Spanish-language competitor, the Telemundo affiliate KTMD. Compared to all general market television stations in the Houston DMA in the November 1999 NSI Report, KXLN was ranked first in the delivery of adults aged 18 to 34 and sixth in adults aged 18 to 49, Sunday through Saturday, 7 a.m. to 1 a.m. A total of 14 commercial television stations service the Houston DMA. According to Nielsen, cable penetration among Hispanic Households in Houston is approximately 44%.

    The Company exercises its "must carry" rights in each DMA in which it operates a full-power O&O.

    Univision's seven low-power O&Os are located in Austin, Bakersfield, Fort Worth, Hartford, Philadelphia, Santa Rosa and Tucson. The low-power O&Os, in the aggregate, accounted for approximately 1% of the Company's net revenues in 1999 and approximately 2% of the Network broadcast distribution.

ADVERTISING

    The Company's top 10 advertisers for 1999 were General Motors, Procter & Gamble, MCI Communications, AT&T, Americatel, Sears, McDonald's, Ford Division, Toyota and Anheuser Busch, most of which have substantially increased advertising commitments to the Company during the last five years. During the last five years, no single advertiser has accounted for more than 10% of the Company's gross advertising revenues. Approximately 98% of Univision's gross revenues for 1999 and 1998 consisted of Network, national spot, local and Galavision advertising revenues.

    None of the O&Os currently receives its proportionate share of advertising revenues commensurate with its audience share. The Company focuses much of its sales efforts on demonstrating to advertisers its ability to reach the Hispanic audience in order to narrow the gap between its share of advertising revenues and its audience share.

    NETWORK ADVERTISING. Network advertising revenues represented 52.7% and 51.1% of the Company's gross revenues in 1999 and 1998, respectively. The Company attracts advertising expenditures from diverse industries, with advertising for food and beverages, personal care products, automobiles, other household goods and telephone services representing the majority of Network advertising.

    SPOT ADVERTISING. National spot advertising represents time sold to national and regional advertisers based outside a station's DMA. National spot advertising revenues represented 17.2% and 17.6% of the Company's gross revenues for 1999 and 1998, respectively. National spot advertising primarily comes from new advertisers wishing to test a market and advertisers who are regional retailers and manufacturers without national distribution. To a lesser degree, national spot advertising comes from advertisers who have the need to enhance network advertising in a given market. National spot advertising is the means by which most new national and regional advertisers begin marketing to Hispanics.

    LOCAL ADVERTISING. Local advertising revenues are generated by both local merchants and service providers and regional and national businesses and advertising agencies located in a particular DMA. Local advertising revenues represented 28.2% and 29.5% of the Company's gross revenues for 1999 and 1998, respectively.

MARKETING

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

    Univision Online, Inc., a newly formed subsidiary, expects to launch an internet portal directed at Hispanics in the United States, Mexico and Latin America by the middle of 2000. Univision Online will also be an internet service provider.

COMPETITION

    The broadcasting and cable business is highly competitive. Competition for advertising revenues is based on the size of the market that the particular medium can reach, the cost of such advertising and the effectiveness of such medium. The Company believes that it is competitive in the size of market it reaches and the cost and effectiveness of advertising time it sells.

    The Company competes for viewers and revenues with other Spanish-language and English-language television stations and networks, including the four principal English-language television networks, ABC, CBS, NBC and Fox, and in certain cities, UPN and WB. Certain of these English-language networks and others have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable broadcasters have recently commenced or announced their intention to commence, Spanish-language services as well. The Company also competes for viewers and revenues with independent television stations, other video media, suppliers of cable television programs, direct broadcast systems, newspapers, magazines, radio and other forms of entertainment and advertising. The Company's affiliates located near the Mexican border also compete for viewers with television stations operated in Mexico, many of which are affiliated with a Televisa network and owned by Televisa.

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

    Telemundo is the Company's largest competitor that broadcasts Spanish-language television programming. As of December 31, 1999, Telemundo served 64 markets in the United States as well as the Puerto Rican market, and reached approximately 85% of all Hispanic Households. In most of the Company's DMAs, the Univision affiliate competes directly with a station owned by or affiliated with Telemundo. In August 1998, a venture formed by Apollo Investment Fund III L.P., Bastion Capital Fund L.P., the Sony Pictures Entertainment unit of Sony Corp. and Liberty Media Corporation acquired Telemundo.

    The rules and policies of the Federal Communications Commission ("FCC") also encourage increased competition among different electronic communications media. As a result of rapidly developing technology, the Company may experience increased competition from other free or pay systems by which information and entertainment are delivered to consumers, such as direct broadcast satellite and video dial tone services.

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

EMPLOYEES

    As of December 31, 1999, the Company employed approximately 1,850 full-time employees. At December 31, 1999, approximately 13% of the Company's employees, located in Chicago, Fresno, Los Angeles, San Francisco and New York were represented by unions.

    The collective bargaining agreement covering the union employees expire at the Chicago O&O in February 2000 and is currently being negotiated. The Los Angeles O&O has two collective bargaining agreements, one expired in January 1999 and the other expires March 31, 2000; both are currently being negotiated. The New York O&O is currently negotiating three collective bargaining agreements, two of which expired in May and December 1999. The collective bargaining agreement covering the union employees expires at the San Francisco O&O in May 2002. The Fresno O&O is currently negotiating a collective bargaining agreement.

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

    PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, broadcast station licensees continue to be required to present programming that is responsive to local community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates license renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, programming directed to children, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation.

    LICENSE RENEWAL. Under FCC rules adopted in January 1997 to implement the Telecommunications Act of 1996 (the "Telecom Act"), television station licenses generally will be issued for an initial period of eight years, subject to renewal upon application therefor. The FCC will ordinarily renew broadcast licenses for the maximum eight-year term (subject to short-term renewals in certain circumstances, such as those involving serious violations of FCC rules by the licensee). These changes apply to all license renewals granted after the date the new rules were adopted (regardless of when the renewal application was filed), as well as retroactively to licenses for which the renewal application was filed on or after October 1, 1995 if the renewal was granted prior to the date the new rules were adopted.

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

    Set forth below are the license expiration dates of each O&O station:

                      O&O STATION LICENSE EXPIRATION DATES

DMA                                            STATION LICENSE   EXPIRATION DATE
---                                            ---------------   ---------------
Austin.......................................  K30CE-LP(a)           8/01/06(b)
Bakersfield..................................  KUVI                 12/01/06
Bakersfield..................................  KABE-LP(a)           12/01/06(c)
Chicago......................................  WGBO                 12/01/05
Dallas/Fort Worth............................  KUVN                  8/01/06
Dallas/Fort Worth............................  KUVN-LP(a)            8/01/06(d)
Fresno--Visalia..............................  KFTV                 12/01/06
Hartford & New Haven.........................  W47AD-LP(a)           4/01/07(c)
Houston......................................  KXLN                  8/01/06
Los Angeles..................................  KMEX                 12/01/06
Miami--Fort Lauderdale.......................  WLTV                  2/01/05
New York.....................................  WXTV                  6/01/07
Philadelphia.................................  WXTV-LP(a)            8/01/07(e)
Phoenix......................................  KTVW                 10/01/06
Sacramento--Stockton--Modesto................  KUVS                 12/01/06
San Antonio..................................  KWEX                  8/01/06
San Francisco--Oakland--San Jose.............  KDTV-LP(a)           12/01/06(c)
San Francisco--Oakland--San Jose.............  KDTV                 12/01/06
Tucson (Nogales).............................  KUVE-LP(a)           10/01/06(c)

------------------------

(a) Low-power O&O station.

(b) This station is subject to displacement from its channel upon the commencement of operations of a digital broadcast station. An application has been filed by the Company with the FCC for permanent authority to operate on an alternate channel. This application remains pending.

(c) This station is subject to displacement from its channel upon the commencement of operations of a digital broadcast station. An application has been filed by the Company with the FCC for permanent authority to operate on an alternate channel. However, one or more other parties have filed similar applications that conflict with the station's displacement application. This matter is pending.

(d) This station is subject to displacement from its channel upon the commencement of operations of a digital broadcast station. An application has been filed by the Company with the FCC for permanent authority to operate on an alternate channel. However, that application is in conflict with the application of a digital broadcast station. If the Company is unable to resolve the conflict, the Company's displacement application will be dismissed.

(e) The Philadelphia station has been displaced from its channel by the commencement of operations of a digital broadcast station and is operating on Channel 28 pursuant to a special temporary authorization. An application for permanent authority to operate on Channel 28 has been filed by the Company with the FCC. A Petition to Deny has been filed against the application. This matter remains pending.

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

    Until recently, the FCC's "multiple ownership" rules generally provided that a license for a television station would not be granted if the applicant (or a party with an "attributable interest" in the applicant) owned, or had an "attributable interest" in, another station of the same type which covered a similar service area. As directed by the Telecom Act, the FCC conducted various rulemaking proceedings to determine whether to change its attribution rules and whether to retain, modify, or eliminate its limitations on the number of television stations that a person or entity may own, operate, or control, or have an "attributable interest" in, within the same television market. Under its previous duopoly regulations, the FCC prohibited ownership interests in television stations with overlapping signals of specified strengths. In
August 1999, the FCC released an order to relax this prohibition, permitting, under certain conditions, common ownership of television stations within a common geographic area. Specifically, the FCC modified its rules to allow common ownership of two television stations, regardless of signal contour overlap, as long as the stations are in two different DMAs. The FCC will continue its practice of allowing common television ownership in the same DMA if there is no Grade B contour overlap. The FCC will also allow common ownership of two television stations in the same DMA as long as eight separately-owned full-power commercial and non-commercial television stations will remain after the transaction to place the two stations under common ownership is completed, provided that at least one of the stations in the transaction is not among the top-four rated stations in the market. In addition, the FCC will consider granting duopoly rule waivers to permit common ownership of two television stations in the same market in cases in which a same-market licensee is the only reasonably available buyer and the station being acquired is either "failed," "failing," or "unbuilt."

    The FCC has conformed its national television station multiple ownership rules with the Telecom Act. Specifically, a single entity may hold "attributable interests" in an unlimited number of U.S. television stations provided that those stations operate in markets containing cumulatively no more than 35% of the television homes in the United States. For this purpose, only 50% of the television households in a market are counted towards the 35% national restriction if the owned station is a UHF station (as are the O&O stations). An FCC rulemaking is under way to address how to measure audience reach, including whether to alter the "UHF discount," as part of the FCC's biennial review of the broadcast rules mandated by the Telecom Act. None of the principal stockholders presently holds attributable interests in any other U.S. television stations.

    The FCC's rules provide that, with certain exceptions, the power to vote or control the vote of 5% or more of the outstanding voting power of a licensee is the test for determining whether an entity has an "attributable interest" in a licensee's stations for purposes of the multiple ownership rules. However, the

FCC's rules permit certain passive institutional investors (I.E., qualifying investment companies, insurance companies or bank trust departments) to vote or control the vote of up to 20% of the outstanding voting power of a broadcast company before they will be deemed to have an "attributable interest." In August 1999, the FCC adopted a new "equity/debt plus" attribution rule, which will make attributable the interests of any party that holds a financial interest, whether equity or debt or some combination thereof, in excess of 33% of a licensee's total capital if such holder is either a significant program supplier to the licensee or if such holder has another media interest in the same market.

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

    The FCC will allow a party to own a television station (and a second television station, if otherwise permitted under the new television duopoly rule) along with any of the following radio station combinations in the same market: (i) up to six radio stations (any combination of AM and FM stations that complies with the local radio ownership rule) if at least 20 independent media voices would exist in the market after the transaction creating the television-radio combination; (ii) up to four radio stations (in compliance with local radio ownership rules) if at least 10 independent media voices would exist in the market after the transaction; or (iii) one radio station regardless of the number of independent media voices remaining in the market after the transaction. In those markets where a party owns only one television station and there would be at least 20 independent media voices in the market after the transaction, the FCC will allow common ownership of the television station and seven radio stations (again, in compliance with local radio ownership rules). The FCC will also allow waivers of the radio/TV cross-ownership rule in certain cases in which one of the stations in the proposed transaction is a failed station. At present, the FCC imposes no limits on the number of radio stations that may be directly or indirectly owned nationally by a single entity.

    A number of television stations have entered into local marketing agreements ("LMAs"). While these agreements may take varying forms, pursuant to a typical LMA, separately owned and licensed television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately owned stations agree to function cooperatively in terms of programming, advertising sales, etc., subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of LMA is a programming agreement between two separately owned television stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. At present, FCC rules permit television station LMAs, but the licensee of a television station brokering more than 15% of the time on another television station in its market is generally considered to have an attributable interest in the brokered station.

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

    The FCC's so-called "spot sale rule" prohibits a network from representing its affiliates in the sale of non-network advertising time unless such affiliates are owned by or under common control with the network. In late 1990, the FCC granted a permanent waiver to the Company's predecessor permitting non-owned and operated affiliates of the Network to be represented by the Network in the spot sales market. In 1992, as part of its approval of the acquisition of the Network and UTG, excluding the Chicago, Houston, Sacramento and Bakersfield O&Os, the FCC granted the Company's request to extend the permanent waiver of the spot sale rule so as to permit the Network to continue to act as a national sales representative for each Univision affiliate. Beginning in 1998, the Company's national spot sales team was transferred to UTG.

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

    The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") requires television broadcasters to make an election to exercise either "must-carry" or "retransmission consent" rights in connection with the carriage of television stations by cable television systems in the station's local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on certain channels on cable systems within its market, which, in some circumstances, may be denied. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on and the location and size of the cable system and the amount of duplicative programming on a broadcast station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement.

    ADVANCED TELEVISION TECHNOLOGY. At present, U.S. television stations broadcast signals using the "NTSC" system, named for the National Television Systems Committee, an industry group established in 1940 to develop the first U.S. television technical broadcast standards. The FCC in late 1996 approved a digital television ("DTV") technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This digital television standard will allow the simultaneous transmission of multiple streams of digital data on the bandwidth presently used by a normal analog channel. It will be possible to broadcast one "high definition" channel ("HDTV") with visual and sound quality superior to present-day television or several "standard definition" channels ("SDTV") with digital sound and pictures of a quality slightly better than present television; to provide interactive data services, including visual or audio transmission, or multiple channels simultaneously; or to provide some combination of these possibilities on the multiple channels allowed by DTV. The FCC has already allocated to most existing full-power television stations one additional channel to be used for DTV during the transition between present-day analog television and DTV. Broadcasters will not be required to pay for this new DTV channel, but will be required to relinquish one of their channels when the transition to DTV is complete. The Company's full-power stations have filed applications for construction permits to build out their DTV facilities. In November 1999, the Company petitioned the FCC to amend its rules to give television stations the option of transmitting their DTV signals using Coded Orthogonal Frequency Division Multiplexing digital modulation technology. The Company cannot predict what action the FCC will take with respect to this petition or what impact such action would have on the implementation of DTV.

    The FCC presently plans for the DTV transition period to end by 2006; at that time, television stations would be required to return one of their two channels to the FCC. Congress, however, has required the FCC to grant to a television station an extension of that date under a number of specific circumstances. The FCC has already begun issuing construction permits to build DTV stations. The FCC has recently issued regulations with respect to DTV allocations and interference criteria. Other aspects of the DTV regulatory framework have not yet been established. The FCC is expected to apply to DTV the rules applicable to analogous services in other contexts. The FCC has issued a Notice of Inquiry seeking comments on whether the public interest standard to which television stations are held accountable should be revised as stations proceed in their transition to DTV, and the FCC may seek to impose additional programming or other requirements on DTV service. While broadcasters will not have to pay for the additional DTV channel itself, the FCC has voted to impose fees upon broadcasters if they choose to use the DTV channel to provide paid subscription services to the public. Neither the Telecom Act nor the Supreme Court decision upholding the "must carry" statute resolves the applicability of the "must carry" rules to DTV; the FCC recently began a proceeding on this issue.

    Under certain circumstances, conversion to DTV operations may reduce or increase a station's geographical coverage area. In addition, the FCC's current implementation plan would maintain the secondary status of low-power stations in connection with its allotment of DTV channels. The FCC has acknowledged that DTV channel allotment may involve displacement of existing low-power stations, particularly in major television markets. Accordingly, the Company's low-power broadcast affiliates may be materially adversely affected. The Company has already filed displacement applications seeking new channel allotments for seven of its low-power stations, which will be at least partially displaced by DTV channels. Some of these applications face mutually exclusive applications from other applicants, and there is no assurance that any of these applications will be granted by the FCC. The impact of the DTV transition upon the Company's low-power stations may be reduced if the FCC certifies those stations as Class A stations, a new regulatory classification recently mandated by Congress that has greater protections against displacement than low-power television stations. The Company has prepared documentation to request such a certification for each of its low-power stations and has filed this documentation with the FCC prior to the deadline established by the FCC for doing so.

    In addition, it is not yet clear when and to what extent DTV or other digital technology will become available through the various media; whether and how television broadcast stations will be able to avail themselves of or profit by the transition to DTV; the extent of any potential interference with analog channels; whether viewing audiences will make choices among services upon the basis of such differences; whether and how quickly the viewing public will embrace the cost of the new digital television sets and monitors; or to what extent the DTV standard will be compatible with the digital standards adopted by cable and other multi-channel video programming services. Pursuant to the Telecom Act, the FCC must conduct a ten-year evaluation regarding public interest in advanced television, alternative uses for the spectrum, and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. There can be no assurance as to the answers to these questions or the nature of future FCC regulation.

    DIRECT BROADCAST SATELLITE SYSTEMS. There are currently in operation several DBS systems that serve the United States, and it is anticipated that additional systems will become operational over the next several years. Furthermore, several Spanish-language DBS systems are underway to serve various parts of Latin America and some of such systems are expected to have signals which will spill over into the southern U.S. or in certain cases, cover most or all of the continental United States. DBS systems provide programming on a subscription basis to those that have purchased and installed a satellite signal receiving dish and associated decoder equipment. DBS systems claim to provide visual picture quality comparable to that found in movie theaters and aural quality comparable to digital audio compact discs. As a result of recent changes in the law, DBS systems are beginning to provide the signals of certain traditional over-the-air broadcast stations in their local markets, in addition to providing the programming of premium services such as HBO and other traditionally cable-oriented satellite programming services. In the future, competition from DBS systems could have a material adverse effect on the financial condition and results of operations of the Company.

    RECENT DEVELOPMENTS, PROPOSED LEGISLATION AND REGULATION.  In
November 1998, the FCC released the text of a NOTICE OF PROPOSED RULEMAKING that seeks to fashion a new equal employment opportunities ("EEO") rule. The FCC's former EEO rule, as it relates to affirmative action, was ruled unconstitutional in 1998 by the U.S. Court of Appeals for the District of Columbia Circuit in LUTHERAN CHURCH--MISSOURI SYNOD V. FCC. Essentially, the FCC's NOTICE seeks to create an "outreach efforts" rule. The NOTICE, among other things, seeks comment on whether broadcasters and cable television system operators should be required to use a minimum number of recruiting sources on both a nationwide and local level when filling job vacancies, and, if so, what that minimum number should be. The proposed EEO rule specifically states that broadcasters are not required to consider race or gender in making hiring decisions. In addition, under the proposed rule, the FCC will no longer compare a broadcast station's workforce to the labor force in its community, nor will it require licensees to engage in such comparisons. This EEO proceeding is currently pending before the FCC.

    The FCC has promulgated a number of regulations prohibiting, with certain exceptions, advertising relating to lotteries and casinos. In June 1999, the U.S. Supreme Court held that current federal law cannot be applied under the First Amendment to prohibit advertisements of lawful private casino gambling on broadcast stations located in Louisiana. The Supreme Court's holding, however, did not specifically address any similar state law prohibitions. In
September 1999, the FCC released a Public Notice indicating that, in the U.S. Government's brief in a case before the U.S. Court of Appeals for the Third Circuit, the Government, in light of the Supreme Court's reasoning, has concluded that 18 U.S.C. Section 1304 (broadcasting lottery information), as currently written, may not constitutionally be applied to truthful advertisements for lawful casino gambling, regardless of whether the broadcaster who transmits the advertisement is located in a state that permits casino gambling or a state that prohibits it. The FCC indicated that it would re-evaluate this matter following the Third Circuit's disposition of this case.

    The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress.

    In late 1998, the FCC adopted rules requiring that 100% of all new English-language video programming be closed captioned by January 2006, and all new Spanish-language programming be closed captioned by January 2010. The FCC was required to develop closed captioning rules by the Telecom Act. English and Spanish language programming first exhibited prior to January 1, 1998 is subject to different compliance schedules. Certain station and programming categories are exempt from the closed captioning rules, including stations or programming for which the captioning requirement has been waived by the FCC after a showing of undue burden has been made.

    The Telecom Act requires that any newly manufactured television set with a picture screen of 13 inches or greater be equipped with a feature designed to enable viewers to block all programs with a certain violence rating (the "v-chip"). In an Order adopted March 12, 1998, the FCC required that at least one-half of all television receiver models with screen sizes 13 inches or greater produced after July 1, 1999 have the v-chip technology installed, and that all such television receivers have v-chips by January 1, 2000. The television industry has adopted, effective January 1, 1997, and subsequently revised, effective August 1, 1997, a voluntarily rating scheme regarding violence and sexual content contained in television programs. The March 12, 1998 order found that the industry scheme meets the standards of the Telecom Act. The Company cannot predict whether the v-chip and a ratings system will have any significant effect on the operations of its business.

    The Satellite Home Viewer Act ("SHVA") permits satellite carriers and direct broadcast satellite carriers to provide to certain satellite dish subscribers a package of network Affiliated Stations as part of their service offering. This service is not intended to be offered to subscribers who are capable of receiving their local affiliates off the air through the use of conventional rooftop antennas. Furthermore, the package of affiliate stations is intended to be offered only for private home viewing, and not to commercial establishments. The purpose of the SHVA is to facilitate the ability of viewers in so-called "white areas" to receive broadcast network programming when they are unable to receive such programming from a local affiliate, while protecting local affiliates from having the programming of their network imported into their market by satellite carriers. Satellite carriers, however, reportedly have been offering program packages that include the package of network affiliates to large numbers of subscribers residing in the markets of local affiliates. Congress recently amended the SHVA to permit the carriage by satellite of local broadcast stations in their local market and to direct the FCC to review the SHVA and issue rules regulating the practices of satellite carriers and broadcasters thereunder. The Company cannot predict the impact of the changes to the SHVA or of any modification of the FCC's regulations as a result of those changes.

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

    The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, or the Telecom Act, or of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Management is unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on the Company's broadcast operations.

ITEM 2. PROPERTIES

    The principal buildings owned or leased by the Company are described below:

                       PRINCIPAL UNIVISION PROPERTIES(1)

                                                        AGGREGATE
                                                     SIZE OF PROPERTY       OWNED             LEASE
                                                      IN SQUARE FEET         OR             EXPIRATION
LOCATION                                              (APPROXIMATE)        LEASED              DATE
--------                                             ----------------   -------------       ----------
Miami, FL..........................................       211,387       Owned/Leased(2)      12/31/01(3)
Los Angeles, CA....................................        73,585             Leased          9/30/02(3)
Teaneck, NJ........................................        47,617             Leased          7/31/12(3)
New York, NY.......................................        44,805             Leased          6/30/10(3)
Chicago, IL........................................        24,575             Leased          1/31/09(3)

------------------------

(1) For additional information see Note 6 to consolidated financial statements.

(2) Represents two separate properties, of which 169,039 square feet are owned.

(3) Option to renew available.

    The Company owns or leases remote antenna space and microwave transmitter space near each of the O&Os. Additionally, the Company leases space in public warehouses and storage facilities, as needed, near some of the O&Os.

    The Miami facility houses Network administration, operations (including the Network's uplink facility), sales, production, news, Galavision operations and WLTV, the Miami station. The Company broadcasts its programs to the Company's affiliates on three separate satellites from four transponders, one of which is owned and three of which are leased pursuant to two lease agreements that expire in 2011.

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

    The executive officers of the Company as of December 31, 1999 are as follows:

NAME                            AGE                              POSITION
----------------------------  --------   --------------------------------------------------------
  A. Jerrold Perenchio           69      Chairman of the Board and Chief Executive Officer
  Henry Cisneros                 52      President and Chief Operating Officer
  George W. Blank                48      Executive Vice President and Chief Financial Officer
  Robert V. Cahill               68      Vice President and Secretary
  Ray Rodriguez                  48      President and Chief Operating Officer of the Network

------------------------

    Mr. A. Jerrold Perenchio has been Chairman of the Board and Chief Executive Officer of Univision since December 1992. From December 1992 through
January 1997 he was also Univision's President. Mr. Perenchio has owned and been active in Chartwell Partners LLC since it was formed in 1983. Chartwell Partners LLC is an investment firm that is active in the media and communications industry. A. Jerrold Perenchio is John G. Perenchio's father.

    Mr. Henry Cisneros has been Univision's President and Chief Operating Officer since January 1997. From January 1993 through January 1997,
Mr. Cisneros was the Secretary of the U.S. Department of Housing and Urban Development. As a member of the President's Cabinet, Secretary Cisneros was assigned America's housing and community development portfolio. After an investigation by an Independent Counsel, Mr. Cisneros was accused in a federal indictment in December 1997 of violating certain federal statutes in connection with his appointment as Secretary of the U.S. Department of Housing and Urban Development. Mr. Cisneros pled guilty to a misdemeanor and paid a $10,000 fine. Henry Cisneros is not related to Carlos Cisneros.

    Mr. Blank has been Executive Vice President and Chief Financial Officer of UTG since December 1992 and Chief Financial Officer of the Network since 1995. Mr. Blank joined Hallmark Cards Incorporated in March 1987 as a consultant. In September 1987, he became Vice President, Finance and Chief Financial Officer of Univision Holdings, Inc., the Company's predecessor.

    Mr. Cahill has been the Secretary and a Vice President of the Company since December 1992. Mr. Cahill has been Executive Vice President and General Counsel of Chartwell Partners, an affiliate of Mr. Perenchio, since 1985. While at Chartwell Partners, he has also been the Vice President of various other corporations and partnerships affiliated with Perenchio that, among other things, engage in businesses in the media and communications industry.
Mr. Cahill has been an associate of Mr. Perenchio for over 25 years.

    Mr. Rodriguez has been President and Chief Operating Officer of the Network since December 1992. In August 1990, Mr. Rodriguez joined the Network's predecessor as Vice President and Director of Talent Relations. In
September 1991, he became Senior Vice President and Operating Manager of the Network's predecessor. In May 1992, Mr. Rodriguez became President and Chief Executive Officer of Univision's predecessor.

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

                                                                     PRICE RANGE
                                                              -------------------------
                                                                HIGH             LOW
                                                              --------         --------
1998

  First Quarter.............................................    $ 42             $34

  Second Quarter............................................    $ 39 13/16       $30 3/8

  Third Quarter.............................................    $ 39 3/4         $26

  Fourth Quarter............................................    $ 36 3/8         $21 1/16

1999

  First Quarter.............................................    $ 50 3/4         $34 1/8

  Second Quarter............................................    $ 66 1/8         $49 5/8

  Third Quarter.............................................    $ 86 3/4         $65 1/4

  Fourth Quarter............................................    $103 3/16        $78 7/8

(b) HOLDERS

At February 1, 2000, the approximate number of stockholders of record of the Company's Class A Common Stock was 132.

(c) CASH DIVIDENDS

No cash Common Stock dividends were distributed during 1999 by the Company. The Company has never declared or paid dividends on its Common Stock. The bank facility restricts the payment of cash dividends on the common stock. In addition to any other approval required by law, the approval of a majority of the Class T Directors and a majority of the Class V Directors elected by Televisa and Venevision, the holders of Class T and Class V Common Stock, respectively, is required for the Company to pay any dividends on the common stock. Since dividends are not payable on the warrants held by each of Televisa and Venevision, such approval is unlikely so long as such warrants are held by Televisa and Venevision. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

Presented below is the selected historical financial data of Univision Communications Inc.

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                    1999           1998           1997           1996          1995
                                                ------------   ------------   ------------   ------------   ----------
INCOME STATEMENT DATA (FOR THE YEARS ENDED
  DECEMBER 31)
Net revenues..................................  $    693,090   $    577,053   $    459,741   $    244,858   $  173,108
Direct operating expenses.....................       241,870        220,918        159,619         58,443       30,774
Selling, general and administrative
  expenses....................................       184,159        160,543        137,070         79,818       64,973
Depreciation and amortization.................        62,583         64,438         58,640         39,516       33,506
                                                ------------   ------------   ------------   ------------   ----------
Operating income..............................       204,478        131,154        104,412         67,081       43,855

Interest expense..............................        27,459         35,830         40,147         41,691       40,222
Amortization of deferred financing costs......         1,441          1,677          1,630          2,934        3,925
Special bonus award...........................            --         42,608             --             --           --
Equity loss in unconsolidated affiliate.......           498            764             --             --           --
Non-recurring expense (reversal) of acquired
  station.....................................            --             --         (1,059)            --        1,750
Minority interest in net (income) loss of
  consolidated subsidiary.....................            --             --             --         (1,851)       7,346
                                                ------------   ------------   ------------   ------------   ----------
Income (loss) before taxes and extraordinary
  loss on extinguishment of debt..............       175,080         50,275         63,694         24,307       (9,388)
Provision (benefit) for income taxes..........        91,536         40,348        (19,465)         5,714           --
                                                ------------   ------------   ------------   ------------   ----------
Income (loss) before extraordinary loss on
  extinguishment of debt......................        83,544          9,927         83,159         18,593       (9,388)
Extraordinary loss on extinguishment of debt
  (net of tax)................................        (2,611)            --             --         (8,228)        (801)
                                                ------------   ------------   ------------   ------------   ----------
Net income (loss).............................        80,933          9,927         83,159         10,365      (10,189)
Preferred stock dividends.....................          (540)          (606)          (561)            --           --
                                                ------------   ------------   ------------   ------------   ----------
Net income (loss) available to common
  stockholders................................  $     80,393   $      9,321   $     82,598   $     10,365   $  (10,189)
                                                ============   ============   ============   ============   ==========
EARNINGS PER SHARE AVAILABLE TO COMMON
  STOCKHOLDERS(A)
  Basic Earnings Per Share
    Income (loss) before extraordinary loss...  $       0.86   $       0.11   $       0.97   $       0.22   $    (2.06)
    Net income (loss).........................  $       0.83   $       0.11   $       0.97   $       0.12   $    (2.24)

    Weighted average common shares
      outstanding.............................    96,485,709     86,640,888     85,238,518     85,224,360    4,560,210

  Diluted Earnings Per Share
    Income (loss) before extraordinary loss...  $       0.71   $       0.09   $       0.71   $       0.16   $    (2.06)
    Net income (loss).........................  $       0.69   $       0.09   $       0.71   $       0.09   $    (2.24)

    Weighted average common shares
      outstanding.............................   118,118,313    116,209,052    116,345,337    115,589,660    4,560,210

OTHER DATA
Broadcast cash flow...........................  $    281,085   $    208,377   $    174,278   $    114,495   $   83,413
EBITDA........................................       267,061        195,592        163,052        106,597       77,361

BALANCE SHEET DATA (AT END OF YEAR)
Current assets................................  $    177,910   $    153,991   $    138,754   $    111,790   $   55,023
Total assets..................................       974,457        938,329        967,755        884,367      545,902
Current liabilities...........................       141,901        152,891        144,029        120,350      131,264
Long-term debt................................       303,138        377,435        460,830        498,137      249,840
Related party debt............................            --             --             --             --      112,381
Sponsor loans.................................            --             --             --             --      108,361
Minority interest.............................            --             --             --             --       19,059
Stockholders' equity (deficit)................       513,778        394,648        346,229        262,207      (77,057)

------------------------------

(a) All common-share and per-common-share amounts have been adjusted retroactively for a two-for-one common-stock split effective January 12, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-K
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    The major assets of the Company are its investments in UTG and the Network, from which substantially all of its revenues are derived. UTG's net revenues are derived from the O&Os and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. The Network's net revenues include gross advertising revenues generated from the sale of Network advertising, net of agency commissions and station compensation to the Network's affiliates, as well as subscriber fees. Also included in net revenues are Galavision's gross advertising revenues, net of agency commissions, its subscriber fee revenues and miscellaneous revenues.

    Direct operating expenses consist of programming, news and general operating costs.

    "Broadcast cash flow" is defined as operating income plus depreciation and amortization and corporate charges, which are corporate costs that would be duplicated and therefore eliminated if the Company were acquired by another broadcasting company. "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization, and non-recurring charges and is the sum of operating income plus depreciation and amortization. The Company has included broadcast cash flow and EBITDA data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a Company's ability to service debt. Broadcast cash flow and EBITDA are not, and should not be used as, indicators of or alternatives to operating income, net income or cash flow as reflected in the consolidated financial statements, are not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

YEAR ENDED DECEMBER 31, 1999 ("1999"), COMPARED TO YEAR ENDED DECEMBER 31, 1998
  ("1998")

    REVENUES. Net revenues were $693,090,000 in 1999 compared to $577,053,000 in 1998, an increase of $116,037,000 or 20.1%. The Network accounted for $54,466,000 or 46.9% of the increase, and the O&Os and Galavision accounted for $56,160,000 or 48.4% and $5,411,000 or 4.7%, respectively. The Network's increase is due primarily to an increase of approximately 18% in the average price of advertising spots and an increase in volume of approximately 3%. Excluding the effect of the 1998 Men's World Cup Soccer Championship Games, the Network's average prices would have increased by 29%. The O&Os' increase, on a same-station basis, after adjusting for the March 31, 1999, sale of the Albuquerque station, would have been $58,134,000. This increase at the O&Os is due primarily to an increase of approximately 8% in the number of spots sold and a 7% increase in the price for advertising spots. Exclusive of the World Cup Games, prices would have increased by 11%. While there were increases at all the O&Os, the primary increases were derived from New York, Los Angeles, Miami, Houston and Dallas.

    EXPENSES. Direct operating expenses, which include corporate charges of $300,000 and $306,000 in 1999 and 1998, respectively, increased to $241,870,000 in 1999 from $220,918,000 in 1998, an increase of $20,952,000 or 9.5%. License fees paid or payable, under the Company's Program License Agreements, to Televisa and Venevision increased by $24,056,000 as a result of higher net revenues. The costs for the new programs associated with the Company's non-NOVELA production participation agreement with Televisa increased by $6,203,000. The new programs A QUE NO TE ATREVES, ULTIMA HORA and REPUBLICA DEPORTIVA increased programming costs by $3,527,000. The increase in all other programming costs associated with entertainment programs, novelas and movies was $4,379,000. Sports-related programming costs increased by $3,359,000, which includes approximately $1,791,000 related to the 1999 Pan American Games.

Technical and news costs increased by $6,360,000, which includes $1,070,000 of net cost increases due to the addition of early morning news at the Los Angeles station. The incremental Internet business start-up costs in direct operating expenses were $511,000. These increases were substantially offset by the elimination of costs related to the 1998 World Cup games of $27,443,000. As a percentage of net revenues, direct operating expenses decreased from 38.3% in 1998 to 34.9% in 1999.

    Selling, general and administrative expenses, which include corporate charges of $13,724,000 and $12,479,000 in 1999 and 1998, respectively, increased to $184,159,000 in 1999 from $160,543,000 in 1998, an increase of $23,616,000 or
14.7%. The increase is due in part to selling costs of $5,574,000, resulting from higher sales, severance and other compensation costs of $4,956,000, employee benefit costs of $3,130,000, incremental Internet business start-up costs of $1,941,000, costs associated with community affairs of $2,000,000, acquisition-related costs of $1,151,000 and promotional costs of $741,000, primarily related to increased advertising. As a percentage of net revenues, selling, general and administrative expenses decreased from 27.8% in 1998 to 26.6% in 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $62,583,000 in 1999 from $64,438,000 in 1998, a decrease of $1,855,000 or 2.9%.
The decrease is due to lower goodwill amortization offset in part by an increase in depreciation related to increased capital expenditures.

    OPERATING INCOME. As a result of the above factors, operating income increased to $204,478,000 in 1999 from $131,154,000 in 1998, an increase of
$73,324,000 or 55.9%. As a percentage of net revenues, operating income increased from 22.7% in 1998 to 29.5% in 1999.

    INTEREST EXPENSE. Interest expense decreased to $27,459,000 in 1999 from $35,830,000 in 1998, a decrease of $8,371,000 or 23.4%. The decrease is due primarily to lower bank borrowings and lower interest rates during 1999 as compared to 1998.

    SPECIAL BONUS AWARD. On May 13, 1998, a major stockholder contributed 1,354,665 shares of Class P Common Stock to the Company, which were converted to Class A Common Stock and placed in the Company's treasury. On May 27, 1998, under the Univision Communications Inc. 1998 Stock Bonus Plan, the Company granted 890,614 shares of Class A Common Stock to selected employees. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings remitted by the Company of $14,999,000, as well as an increase to paid-in-capital of $45,011,000. The net income effect on the 12 months ended December 31, 1998, was a reduction of $29,084,000, net of the $13,524,000 related tax benefit. The tax benefit was reduced by $3,493,000 due to the effect of non-deductible excess compensation of $8,541,000. The Company has retained the remaining 464,051 shares, with a book value of $17,402,000, in its treasury. Consistent with broadcast industry reporting, broadcast cash flow and EBITDA exclude the total amount of this special bonus award of $42,608,000.

    PROVISION FOR INCOME TAXES. In 1999, the Company reported an income tax provision of $91,536,000, representing $82,730,000 of current tax expense and $8,806,000 of deferred tax expense. In 1998, the Company reported an income tax provision of $40,348,000, representing $9,937,000 of current tax expense and $30,411,000 of deferred tax expense. The total effective tax rate was 52.3% in 1999 and 80.3% in 1998. Excluding the effect of the special bonus award, the 1998 effective tax rate would have been 58%. The Company's effective tax rate of 52.3% for 1999 is lower than the 58% for 1998 since the Company's relatively fixed permanent non-deductible tax differences have a smaller effect as book pre-tax income increases.

    NET INCOME. As a result of the above factors, net income in 1999 was $80,933,000 compared to $9,927,000 in 1998, an increase of $71,006,000 or
715.3%. On a comparable basis, excluding the special bonus award from 1998 and the incremental Internet business start-up cost in 1999 of $1,505,000, net of tax, net income would have increased by $43,427,000 or 111.3% to $82,438,000 in 1999 from $39,011,000 in 1998.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $281,085,000 in 1999 from $208,377,000 in 1998, an increase of $72,708,000 or 34.9%. As a percentage of net revenues, broadcast cash flow increased from 36.1% in 1998 to 40.6% in 1999.

    On a comparable basis, excluding the incremental Internet business start-up costs of $2,452,000, broadcast cash flow would have increased by $75,160,000 or 36% to $283,537,000 in 1999 from $208,377,000 in 1998. As a percentage of net revenues, broadcast cash flow would have increased from 36.1% in 1998 to 40.9% in 1999.

    CORPORATE CHARGES. Corporate charges increased to $14,024,000 in 1999 from $12,785,000 in 1998, an increase of $1,239,000 or 9.7%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 2.2% in 1998 to 2.0% in 1999.

    EBITDA.  EBITDA increased to $267,061,000 in 1999 from $195,592,000 in 1998, an increase of $71,469,000 or 36.5%. As a percentage of net revenues, EBITDA increased from 33.9% in 1998 to 38.5% in 1999.

    On a comparable basis, excluding the incremental Internet business start-up costs of $2,452,000, EBITDA would have increased by $73,921,000 or 37.8% to $269,513,000 in 1999 from $195,592,000 in 1998. As a percentage of net revenues, EBITDA would have increased from 33.9% in 1998 to 38.9% in 1999.

YEAR ENDED DECEMBER 31, 1998 ("1998"), COMPARED TO YEAR ENDED DECEMBER 31, 1997
  ("1997")

    REVENUES. Net revenues increased to $577,053,000 in 1998 from $459,741,000 in 1997, an increase of $117,312,000 or 25.5%. The Network accounted for $57,547,000 or 49.1% of the increase, and the O&Os and Galavision accounted for $56,538,000 or 48.2% and $3,227,000 or 2.7%, respectively. The O&Os' increase, which was due to an increase of approximately 9% in the number of spots sold and an 11% increase in the price for advertising spots, was primarily derived from Los Angeles, New York, Miami and Houston, with additional increases at all other O&Os except San Antonio. The Network's increase is due primarily to an increase of approximately 45% in the average price of advertising spots, offset in part by a decrease in volume of approximately 11%. The large price increase over prior year was due in part to the rates for advertising spots in the 1998 World Cup Games. Excluding the World Cup, average prices at the Network increased by 33%.

    EXPENSES. Direct operating expenses, which include corporate charges of $306,000 and $232,000 in 1998 and 1997, respectively, increased to $220,918,000 in 1998 from $159,619,000 in 1997, an increase of $61,229,000 or 38.4%. The increase is due primarily to World Cup costs of $27,443,000 and higher license fees paid or payable to Televisa and Venevision of $17,759,000. As a result of the initial offering in September 1996 and the Company's subsequent corporate reorganization in the fourth quarter of 1996, the net program license fees payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.7% in 1998, exclusive of World Cup revenues, which are not subject to the license fees. In 1998, the morning show DESPIERTA AMERICA, which began airing mid-April 1997, accounted for approximately $1,457,000 of the increase in programming costs over 1997. The new programs associated with the Company's non-NOVELA production agreement with Televisa accounted for approximately $2,712,000 of the increase in programming costs over 1997. In addition, programming costs increased by approximately $2,300,000 due to the introduction of new programming for children, timing of special events programming and the development of other entertainment programming. The remainder of the increase is primarily due to higher technical and news costs of $6,610,000, which includes $634,000 from the operation of the Sacramento station acquired in March 1997 and the Bakersfield station acquired in October 1997. As a percentage of net revenues, direct operating expenses increased from 34.7% in 1997 to 38.3% in 1998.

    Selling, general and administrative expenses, which include corporate charges of $12,479,000 and $10,994,000 in 1998 and 1997, respectively, increased to $160,543,000 in 1998 from $137,070,000 in 1997, an increase of $23,473,000 or
17.1%. The addition of the Sacramento and Bakersfield stations accounted for $2,422,000 of the increase. The remaining increases are due in large part to increased selling costs of $6,517,000 associated with increased sales, staff levels and compensation costs and increased research costs of $3,443,000 primarily related to the renewal of the Nielsen contracts, all of which are consistent with the Company's strategy of investing in sales management and research. The Company also had increased costs of approximately $2,350,000 related to its retirement savings plan due to an increase in the Company's matching contribution, increased promotional costs of $1,986,000 primarily related to increased advertising, and increased Year 2000 costs of approximately $900,000. In addition, a decrease in costs resulted from a 1997 one-time charge of $2,977,000 associated with management changes. As a percentage of net revenues, selling, general and administrative expenses decreased from 29.8% in 1997 to 27.8% in 1998.

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

    SPECIAL BONUS AWARD. On May 13, 1998, a major stockholder contributed 1,354,665 shares of Class P Common Stock to the Company, which were converted to Class A Common Stock and placed in the Company's treasury. On May 27, 1998, under the Univision Communications Inc. 1998 Stock Bonus Plan, the Company granted 890,614 shares of Class A Common Stock to selected employees. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings remitted by the Company of $14,999,000, as well as an increase to paid-in-capital of $45,011,000. The net income effect on the 12 months ended December 31, 1998, was a reduction of $29,084,000, net of the $13,524,000 related tax benefit. The tax benefit was reduced by $3,493,000 due to the effect of non-deductible excess compensation of $8,541,000. The Company has retained the remaining 464,051 shares, with a book value of $17,402,000, in its treasury. Consistent with broadcast industry reporting, broadcast cash flow and EBITDA exclude the total amount of this special bonus award of $42,608,000.

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

    As a result of the initial offering in September 1996 and the Company's subsequent corporate reorganization in the fourth quarter of 1996, the net program license fee payable to Univision's program suppliers, Televisa and Venevision, increased from 13.0% of net revenues in 1997 to 14.7% in 1998, exclusive of World Cup revenues, which are not subject to the license fees. Had the revised license fees been in effect in 1997, the license fee would have increased by $7,072,000 and broadcast cash flow would have been $167,206,000 in 1997. On a year-to-year basis, broadcast cash flow would have increased by $41,171,000 or 24.6%, to $208,377,000 in 1998 from $167,206,000 in 1997. As a percentage of net revenues, broadcast cash flow would have decreased from 36.4% in 1997 to 36.1% in 1998.

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

    As explained in BROADCAST CASH FLOW, had the revised license fee been in effect in 1997, the license fee would have increased by $7,072,000 and EBITDA would have been $155,980,000 in 1997. Thus EBITDA would have increased by $39,612,000 or 25.4% to $195,592,000 in 1998 from $155,980,000 in 1997. As a percentage of net revenues, EBITDA would have been 33.9% in both 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include those of UTG, the Network, Univision Online and Galavision, totaled $38,965,000 for the 12 months ended December 31, 1999. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of completing upgrades to its management information systems infrastructure and the build-out of its television station facilities in Bakersfield and Phoenix. During 1999, the Company purchased additional land in San Antonio for future construction and also entered into a 20-year lease for a five-story building with approximately 164,000 square feet for the relocation of its flagship station in Los Angeles. The building will be constructed and owned by the landlord, with the station expected to occupy the premises beginning in the latter part of 2001. The sum of the lease payments will be approximately $103,000,0000 over 20 years beginning on the expected lease commencement date of July 1, 2001. The lease was capitalized by the Company in 1999 for $46,584,000, and the Company expects to spend approximately $30,000,000, mostly in 2001, on leasehold improvements, furniture and fixtures and studio equipment. During 2000, the Company expects to incur approximately $10,000,000 to $15,000,000 in capital expenditures for the launch of its Internet business. Furthermore, the Company expects to make an investment in digital technology totaling approximately $25,000,000 over the next three years. The normal maintenance capital spending, the cost of certain projects and the Internet launch will result in capital spending in 2000 of approximately $80,000,000. The Company expects to fund its capital expenditure requirements primarily from its operating cash flow and, if necessary, from proceeds available under its Revolving Credit Facility (as defined below).

    The Company has a bank facility with a syndicate of commercial banks and other lenders that consists of a $200,000,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $190,000,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date.

    The Term Facility amortizes quarterly, with $35,100,000 required to be repaid during 2000. During 1999, the Company paid the required quarterly amortization payments totaling $46,000,000, made an optional prepayment of $35,000,000 against the Term Facility and paid the 1998 Revolving Credit Facility balance of $32,250,000. In addition, in the first quarter of 1999, the Company made a $20,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1998 operating results. The payment was funded by an increase in the Revolving Credit Facility which was subsequently repaid within the quarter with cash from operations. In the first quarter of 2000, the Company made an $8,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1999 operating results. The payment was funded by cash from operations. The Revolving Credit Facility has scheduled reductions in availability of $2,500,000 per quarter during 2000.

    Loans made under the bank facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. There are no interest rate margins applicable to prime rate loans. At December 31, 1999, the interest rate applicable to the Company's Eurodollar loans was approximately 6.50%, which includes an interest rate margin cost of 0.35%, and the interest rate applicable to all prime rate loans was 8.50%.

    The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's Eurodollar loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its Eurodollar loans at December 31, 1999, a change of 10% in interest rates would have an impact of approximately $1,300,000 on pre-tax earnings and pre-tax cash flows over a one-year period.

    Univision Online expects to launch an Internet portal by the middle of 2000. Univision Online operating losses from pre-launch activities did not have a material impact on the Company's 1999 fiscal results. Due to the uncertainties accompanying the launch of this new business, management is unable to predict whether or when Univision's online services will become successful, and as a result, no assurances can be given that our online operations will achieve profitability in 2000 or thereafter.

    The Company expects to explore acquisition opportunities in both Spanish-language television and other media to complement and capitalize on the Company's existing business and management. The purchase price for such acquisitions may be paid (a) with cash derived from operating cash flow, proceeds available under the bank facility or proceeds from future debt or equity offerings, (b) with equity or debt securities of the Company or (c) with any combination thereof.

    As a result of net operating loss carryforwards, tax consequences of the reorganization of the Company in 1996 and other timing differences, the Company has available a deferred tax asset of $13,315,000 to offset future taxes payable arising from operations. In addition, at December 31, 1999, the Company had $446,600,000 of net remaining intangible assets that will be expensed over the next 19 years for financial reporting purposes and will not be deductible for tax purposes.

    In 1998, a joint venture between the Company and Home Shopping Network Capital LLC formed Home Shopping Network En Espanol LLC. As of December 31, 1999, the Company sold its 50% interest in Home Shopping Network En Espanol LLC to Home Shopping Network Capital LLC. As a result, the Company will not be required to make any future cash contributions to Home Shopping Network En Espanol LLC. The home shopping program will continue to air on Galavision throughout 2000.

YEAR 2000

    The Company recognized the importance of addressing Year 2000 problems related to computer systems and other electronic and mechanical technologies and committed certain resources to identify and correct potential problems in order to minimize the impact on its business. The Company successfully completed the Year 2000 rollover with no business interruptions.

    The Company's Year 2000 program involved updating and improving existing systems and processes that will support the Company in the future. The Company's investment in the Year 2000 program, which covered capital expenditures as well as personnel and non-personnel costs, was not material to the Company's operations.

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

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements (as defined under federal securities laws) made by or on behalf of the Company. The Company and its representatives from time to time may make certain oral or written forward-looking statements regarding the Company's performance or regarding events or developments the Company expects to occur or anticipates occurring in the future. Information in this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "will," "expects," "believes" or "estimates," or the negative thereof or other variations thereon or comparable terminology. All such statements are based upon current expectations of the Company and involve a number of business risks and uncertainties. Actual results could vary materially from anticipated results described in any forward-looking statement. Factors that could cause actual results to vary materially include, but are not limited to, a lack of increase in advertisers' spending on Univision, a decrease in the supply or quality of programming, an increase in the cost of programming, a decrease in Univision's ratings or audience share, an increase in preference among Hispanics for English-language television, competitive pressures from other television broadcasters and other entertainment and news media (some of which use Televisa programming), the potential impact of new technologies, changes in regional or national economic conditions and regulatory and other obstacles to making acquisitions. Results actually achieved thus may differ materially from expected results in these statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is included in the "Liquidity and Capital Resources" section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-1 through F-23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information relating to directors required by this item will be contained under the captions "Board Of Directors" in a definitive Proxy Statement which the registrant will file with the Securities and Exchange commission not later than 120 days after December 31, 1999 (the "Proxy Statement"), and such information is incorporated herein by reference.

    The information relating to executive officers required by this item is included herein in Part I under the caption "Executive Officers".

    The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will be contained under the caption "Summary Table of Executive Compensation," and "Employment Agreements and Arrangements" in the Company's Proxy Statement, and such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        3.1   (5)       Amended and Restated Certificate of Incorporation of the
                          Company

        3.2   (5)       Amended and Restated Bylaws of the Company

        3.3   (8)       Certificate of Amendment of Restated Certificate of
                          Incorporation of the Company

        4.1   (6)       Form of specimen stock certificate

        4.4   (1)       Indenture dated as of December 17, 1992 relating to PTI
                          Holdings, Inc.'s Subordinated Ten Year Notes due 2002
                          (including the form of notes)

        4.5   (2)       Indenture dated as of December 17, 1992 relating to The
                          Univision Network Holding Limited Partnership's
                          Subordinated Ten Year Notes due 2002 (including form of
                          notes)

        4.6   (3)       First Supplemental Indenture dated as of October 1, 1993
                          relating to PTI Holdings, Inc.'s Subordinated Ten Year
                          Notes due 2002

        4.7   (3)       First Supplemental Indenture dated as of October 1, 1993
                          relating to The Univision Network Holding Limited
                          Partnership's Subordinated Ten Year Notes due 2002

       10.1   (6)       Form of Indemnification Agreement between the Company and
                          each of its executive officers and directors

       10.2   (6)       Registration Rights Agreement dated as of October 2, 1996

       10.3   (5)       1996 Performance Award Plan

       10.4   (4)       Employment Agreement dated as of January 1, 1995, between
                          Univision Television Group, Inc. and George W. Blank

       10.6   (6)       Amended and Restated Program License Agreement dated as of
                          October 1, 1996 by and between Dennevar B.V. and the
                          Company

       10.7   (6)       Amended and Restated Program License Agreement dated as of
                          October 1, 1996 by and between Univisa, Inc. and the
                          Company

       10.8   (6)       Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and
                          certain of their affiliates

       10.9   (6)       International Program Rights Agreement by and among the
                          Company, Venevision and Televisa

       10.10  (6)       Amended and Restated Warrants issued to Televisa dated as of
                          October 2, 1996

       10.11  (6)       Amended and Restated Warrants issued to Venevision dated as of October 2, 1996

       10.12  (6)       Credit Agreement dated as of September 26, 1996 among
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

       10.12.1(7)       First Amendment to Credit Agreement dated as of April 10,
                          1997 (this "Amendment") to the Credit Agreement dated as
                          of September 26, 1996 (the "Credit Agreement") among
                          Univision Communications, Inc. (the "Borrower"), certain
                          Lenders party thereto (collectively, the "Lenders"),
                          Banque Paribas and The Chase Manhattan Bank

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
                          (collectively, the "Managing Agents") and The Chase
                          Manhattan Bank, as Administrative Agent (in such capacity, the "Administrative Agent").

       10.12.2(9)       Second Amendment to Credit Agreement dated as of
                          November 6, 1998 (this "Amendment") to the Credit
                          Agreement dated as of September 26, 1996 (as amended, the
                          "Credit Agreement") among Univision Communications Inc.
                          (the "Borrower"), certain Lenders party thereto
                          (collectively, the "Lenders"), Paribas (as
                          successor-in-interest to Banque Paribas) and The Chase
                          Manhattan Bank, as Managing Agents (collectively, the
                          "Managing Agents") and The Chase Manhattan Bank, as
                          Administrative Agent (in such capacity, the
                          "Administrative Agent").

       10.12.3          Third Amendment to Credit Agreement dated as of
                          December 20, 1999 (this "Amendment") to the Credit
                          Agreement dated as of September 26, 1996 (as amended, the
                          "Credit Agreement") among Univision Communications Inc.
                          (the "Borrower"), certain Lenders party thereto
                          (collectively, the "Lenders"), Paribas (as
                          successor-in-interest to Banque Paribas) and The Chase
                          Manhattan Bank, as Managing Agents (collectively, the
                          "Managing Agents") and The Chase Manhattan Bank, as
                          Administrative Agent (in such capacity, the
                          "Administrative Agent").

       10.13  (6)       Security Agreements dated as of September 26, 1996 between
                          Univision Communications Inc. and each of the Guarantors
                          (as defined therein) in favor of the Administrative Agent, for the benefit of the Lenders

       10.14.1(6)       Guarantee dated as of September 26, 1996 executed by the
                          Guarantors other than Univision Network Limited
                          Partnership in favor of the Administrative Agent for the
                          benefit of the Lenders

       10.14.2(6)       Guarantee dated as of September 26, 1996 executed by
                          Univision Network Limited Partnership in favor of the
                          Administrative Agent for the benefit of the Lenders

       10.15  (5)       Employment Agreement dated as of January 1, 1995 between the
                          Network and Ray Rodriguez

       10.22  (6)       Employment Agreement dated as of February 10, 1997, by and between the Company and Henry Cisneros

       10.30  (8)       Co-Production Agreement between the Company and Televisa

       10.31  (10)      Reimbursement Agreement between the Company and Chartwell
                          Services Inc.

       10.32            Amendment to Employment Agreement dated as of January 1,
                          2000 between Univision Television Group, Inc. and
                          George W. Blank

       10.33            Amendment to Employment Agreement dated as of January 1,
                          2000 between the Network and Ray Rodriguez

       10.34            Amendment to Employment Agreement dated as of January 1,
                          2000 by and between the Company and Henry Cisneros

       21.1             Subsidiaries of the Company

       23.1             Consents of experts and Counsel

       24.1             Power of Attorney (contained on "Signatures" page)

       27.1             Financial Data Schedule

------------------------

 (1) Previously filed as an exhibit to the Registration Statement on Form S-1 of PTI Holdings, Inc. (File No. 33-66432)

 (2) Previously filed as an exhibit to the Registration Statement on From S-1 of The Univision Network Holding Limited Partnership (File No. 33-66434)

 (3) Previously filed as an exhibit to PTI Holdings, Inc.'s Annual Report on Form 10K for the year ended December 31, 1993

 (4) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1995.

 (5) Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-1 (File No. 333-6309).

 (6) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1996.

 (7) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1997.

 (8) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1998

 (9) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1998.

 (10) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended March 31, 1999.

(B) FINANCIAL STATEMENT SCHEDULES

    Schedule II--Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(C) REPORTS ON FORM 8-K

    During the three month period ended December 31, 1999, the registrant filed no reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2000.

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

              /s/ A. JERROLD PERENCHIO
     -------------------------------------------       Chairman of the Board and       March 15, 2000
                A. Jerrold Perenchio                     Chief Executive Officer

                                                       Executive Vice President and
                 /s/ GEORGE W. BLANK                     Chief Financial Officer, in
     -------------------------------------------         his capacities, as Chief      March 15, 2000
                   George W. Blank                       Financial Officer and
                                                         Principal Accounting Officer

                 /s/ HENRY CISNEROS
     -------------------------------------------       President and Chief Operating   March 15, 2000
                   Henry Cisneros                        Officer

     -------------------------------------------       Director                        March 15, 2000
                     Jose Baston

                   /s/ HAROLD GABA
     -------------------------------------------       Director                        March 15, 2000
                     Harold Gaba

                    /s/ ALAN HORN
     -------------------------------------------       Director                        March 15, 2000
                      Alan Horn

                /s/ JOHN G. PERENCHIO
     -------------------------------------------       Director                        March 15, 2000
                  John G. Perenchio

                /s/ ALEJANDRO RIVERA
     -------------------------------------------       Director                        March 15, 2000
                  Alejandro Rivera

                  /s/ RAY RODRIGUEZ
     -------------------------------------------       Director                        March 15, 2000
                    Ray Rodriguez

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        3.1   (5)       Amended and Restated Certificate of Incorporation of the
                          Company

        3.2   (5)       Amended and Restated Bylaws of the Company

        3.3   (8)       Certificate of Amendment of Restated Certificate of
                          Incorporation of the Company

        4.1   (6)       Form of specimen stock certificate

        4.4   (1)       Indenture dated as of December 17, 1992 relating to PTI
                          Holdings, Inc.'s Subordinated Ten Year Notes due 2002
                          (including the form of notes)

        4.5   (2)       Indenture dated as of December 17, 1992 relating to The
                          Univision Network Holding Limited Partnership's
                          Subordinated Ten Year Notes due 2002 (including form of
                          notes)

        4.6   (3)       First Supplemental Indenture dated as of October 1, 1993
                          relating to PTI Holdings, Inc.'s Subordinated Ten Year
                          Notes due 2002

        4.7   (3)       First Supplemental Indenture dated as of October 1, 1993
                          relating to The Univision Network Holding Limited
                          Partnership's Subordinated Ten Year Notes due 2002

       10.1   (6)       Form of Indemnification Agreement between the Company and
                          each of its executive officers and directors

       10.2   (6)       Registration Rights Agreement dated as of October 2, 1996

       10.3   (5)       1996 Performance Award Plan

       10.4   (4)       Employment Agreement dated as of January 1, 1995, between
                          Univision Television Group, Inc. and George W. Blank

       10.6   (6)       Amended and Restated Program License Agreement dated as of
                          October 1, 1996 by and between Dennevar B.V. and the
                          Company

       10.7   (6)       Amended and Restated Program License Agreement dated as of
                          October 1, 1996 by and between Univisa, Inc. and the
                          Company

       10.8   (6)       Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and
                          certain of their affiliates

       10.9   (6)       International Program Rights Agreement by and among the
                          Company, Venevision and Televisa

       10.10  (6)       Amended and Restated Warrants issued to Televisa dated as of
                          October 2, 1996

       10.11  (6)       Amended and Restated Warrants issued to Venevision dated as of October 2, 1996

       10.12  (6)       Credit Agreement dated as of September 26, 1996 among
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

       10.12.1(7)       First Amendment to Credit Agreement dated as of April 10,
                          1997 (this "Amendment") to the Credit Agreement dated as
                          of September 26, 1996 (the "Credit Agreement") among
                          Univision Communications, Inc. (the "Borrower"), certain
                          Lenders party thereto (collectively, the "Lenders"),
                          Banque Paribas and The Chase Manhattan Bank (collectively, the "Managing Agents") and The Chase Manhattan Bank, as
                          Administrative Agent (in such capacity, the
                          "Administrative Agent").

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       10.12.2(9)       Second Amendment to Credit Agreement dated as of November 6,
                          1998 (this "Amendment") to the Credit Agreement dated as
                          of September 26, 1996 (as amended, the "Credit Agreement")
                          among Univision Communications Inc. (the "Borrower"),
                          certain Lenders party thereto (collectively, the
                          "Lenders"), Paribas (as successor-in-interest to Banque
                          Paribas) and The Chase Manhattan Bank, as Managing Agents
                          (collectively, the "Managing Agents") and The Chase
                          Manhattan Bank, as Administrative Agent (in such capacity, the "Administrative Agent").

       10.12.3          Third Amendment to Credit Agreement dated as of December 20,
                          1999 (this "Amendment") to the Credit Agreement dated as
                          of September 26, 1996 (as amended, the "Credit Agreement")
                          among Univision Communications Inc. (the "Borrower"),
                          certain Lenders party thereto (collectively, the
                          "Lenders"), Paribas (as successor-in-interest to Banque
                          Paribas) and The Chase Manhattan Bank, as Managing Agents
                          (collectively, the "Managing Agents") and The Chase
                          Manhattan Bank, as Administrative Agent (in such capacity, the "Administrative Agent").

       10.13  (6)       Security Agreements dated as of September 26, 1996 between
                          Univision Communications Inc. and each of the Guarantors
                          (as defined therein) in favor of the Administrative Agent, for the benefit of the Lenders

       10.14.1(6)       Guarantee dated as of September 26, 1996 executed by the
                          Guarantors other than Univision Network Limited
                          Partnership in favor of the Administrative Agent for the
                          benefit of the Lenders

       10.14.2(6)       Guarantee dated as of September 26, 1996 executed by
                          Univision Network Limited Partnership in favor of the
                          Administrative Agent for the benefit of the Lenders

       10.15  (5)       Employment Agreement dated as of January 1, 1995 between the
                          Network and Ray Rodriguez

       10.22  (6)       Employment Agreement dated as of February 10, 1997, by and between the Company and Henry Cisneros

       10.30  (8)       Co-Production Agreement between the Company and Televisa

       10.31  (10)      Reimbursement Agreement between the Company and Chartwell
                          Services Inc.

       10.32            Amendment to Employment Agreement dated as of January 1,
                          2000 between Univision Television Group, Inc. and George
                          W. Blank

       10.33            Amendment to Employment Agreement dated as of January 1,
                          2000 between the Network and Ray Rodriguez

       10.34            Amendment to Employment Agreement dated as of January 1,
                          2000 by and between the Company and Henry Cisneros

       21.1             Subsidiaries of the Company

       23.1             Consents of experts and Counsel

       24.1             Power of Attorney (contained on "Signatures" page)

       27.1             Financial Data Schedule

------------------------

 (1) Previously filed as an exhibit to the Registration Statement on Form S-1 of PTI Holdings, Inc. (File No. 33-66432)

 (2) Previously filed as an exhibit to the Registration Statement on From S-1 of The Univision Network Holding Limited Partnership (File No. 33-66434)

 (3) Previously filed as an exhibit to PTI Holdings, Inc.'s Annual Report on Form 10K for the year ended December 31, 1993

 (4) Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1995.

 (5) Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-1 (File No. 333-6309).

 (6) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1996.

 (7) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1997.

 (8) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1998

 (9) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1998.

 (10) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended March 31, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Univision Communications Inc.:

    We have audited in accordance with audit standards generally accepted in the United States, the consolidated financial statements of Univision
Communications Inc. (a Delaware corporation) and subsidiaries for the years ended December 31, 1999, 1998 and 1997 included in Item 8 of this Form 10-K and have issued our report thereon dated January 21, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(b) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule for the years ended December 31, 1997, 1998 and 1999 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Roseland, New Jersey
January 21, 2000

                                                                     SCHEDULE II

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                               ADDITIONS
                                                    -------------------------------
                                     BALANCE AT       CHARGED TO       CHARGED TO
                                    BEGINNING OF      COSTS AND          OTHER                           BALANCE AT
DESCRIPTION                            PERIOD          EXPENSES         ACCOUNTS        DEDUCTIONS     END OF PERIOD
-----------                        --------------   --------------   --------------   --------------   --------------
                                   DEBIT (CREDIT)   DEBIT (CREDIT)   DEBIT (CREDIT)   DEBIT (CREDIT)   DEBIT (CREDIT)
FOR THE YEAR ENDED DECEMBER 31,
  1997:

Allowance for doubtful
  accounts.......................      $  (8,738)      $ (1,312)         $    --          $1,466(1)      $  (8,584)
                                       =========       ========          =======          ======         =========

Accumulated amortization of
  intangible assets..............      $(133,988)      $(42,286)         $    --          $   --         $(176,274)
                                       =========       ========          =======          ======         =========

Accumulated amortization of
  deferred financing costs.......      $    (343)      $ (1,630)         $    --          $   --         $  (1,973)
                                       =========       ========          =======          ======         =========

Allowance for deferred tax
  asset..........................      $ (79,500)      $ 56,120          $23,380(2)       $   --         $      --
                                       =========       ========          =======          ======         =========

FOR THE YEAR ENDED DECEMBER 31,
  1998:

Allowance for doubtful
  accounts.......................      $  (8,584)      $   (648)         $    --          $1,153(1)      $  (8,079)
                                       =========       ========          =======          ======         =========

Accumulated amortization of
  intangible assets..............      $(176,274)      $(43,585)         $    --          $   --         $(219,859)
                                       =========       ========          =======          ======         =========

Accumulated amortization of
  deferred financing costs.......      $  (1,973)      $ (1,677)         $    --          $   --         $  (3,650)
                                       =========       ========          =======          ======         =========

FOR THE YEAR ENDED DECEMBER 31,
  1999:

Allowance for doubtful
  accounts.......................      $  (8,079)      $ (1,192)         $    --          $1,646(1)      $  (7,625)
                                       =========       ========          =======          ======         =========

Accumulated amortization of
  intangible assets..............      $(219,859)      $(39,171)         $    --          $  879(3)      $(258,151)
                                       =========       ========          =======          ======         =========

Accumulated amortization of
  deferred financing costs.......      $  (3,650)      $ (1,441)         $    --          $   --         $  (5,091)
                                       =========       ========          =======          ======         =========

------------------------

(1) Write-offs of accounts receivable, net of recoveries.

(2) Represents allocations between deferred taxes and goodwill.

(3) Represents sale of Alburquerque station.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
UNIVISION COMMUNICATIONS INC.

  Report of Independent Public Accountants..................    F-2

  Consolidated Balance Sheets at December 31, 1999 and
    1998....................................................    F-3

  Consolidated Statements of Operations for the Years Ended
    December 31, 1999, 1998 and 1997........................    F-4

  Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended December 31, 1997, 1998 and 1999....    F-5

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999, 1998 and 1997........................    F-6

  Notes to Consolidated Financial Statements................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Univision Communications Inc.:

    We have audited the accompanying consolidated balance sheets of Univision Communications Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with audit standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Univision Communications Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Roseland, New Jersey

January 21, 2000

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Current assets:
  Cash......................................................  $ 22,558   $ 12,966
  Accounts receivable, less allowance for doubtful accounts
    of $7,625 in 1999 and $8,079 in 1998....................   136,096    118,408
  Program rights............................................     7,847      5,081
  Prepaid expenses and other................................    11,409     17,536
                                                              --------   --------
    Total current assets....................................   177,910    153,991
Property and equipment, less accumulated depreciation of
  $78,504 in 1999 and $56,988 in 1998.......................   205,181    144,496
Intangible assets, less accumulated amortization of $258,151
  in 1999 and $219,859 in 1998..............................   551,240    592,224
Deferred financing costs, less accumulated amortization of
  $5,091 in 1999 and $3,650 in 1998.........................     5,402      6,843
Deferred income taxes.......................................    13,315     22,635
Program rights, less current portion........................     6,984      5,398
Note receivable--Entravision................................    10,000     10,000
Investment in unconsolidated affiliate......................        --         67
Other assets................................................     4,425      2,675
                                                              --------   --------
    Total assets............................................  $974,457   $938,329
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 84,751   $ 75,129
  Accrued interest..........................................       373        641
  Accrued license fee.......................................     9,567      7,572
  Obligations for program rights............................       946        438
  Current portion of long-term debt.........................    46,264     69,111
                                                              --------   --------
    Total current liabilities...............................   141,901    152,891
Long-term debt including accrued interest, less current
  portion...................................................   225,684    343,401
Capital lease obligations, less current portion.............    77,454     34,034
Other long-term liabilities.................................     6,550      4,265
                                                              --------   --------
    Total liabilities.......................................   451,589    534,591

Redeemable convertible 6% preferred stock, $.01 par value,
  with a conversion price of $16.34375 to Class A Common
  Stock (9,000 shares issued and outstanding at
  December 31, 1999 and 1998)...............................     9,090      9,090
                                                              --------   --------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares
    authorized).............................................        --         --

  Common stock, $.01 par value (492,000,000 shares
    authorized; 102,141,436 and 90,916,170 shares issued
    including shares in treasury, at December 31, 1999 and
    1998, respectively).....................................     1,021        909
  Paid-in-capital...........................................   427,397    388,772
  Retained earnings.........................................   102,762     22,369
                                                              --------   --------
                                                               531,180    412,050

  Less common stock held in treasury (464,051 shares at cost
    at December 31, 1999 and 1998)..........................   (17,402)   (17,402)
                                                              --------   --------
    Total stockholders' equity..............................   513,778    394,648
                                                              --------   --------
Total liabilities and stockholders' equity..................  $974,457   $938,329
                                                              ========   ========

                 See Notes to Consolidated Financial Statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                         1999           1998           1997
                                                     ------------   ------------   ------------
Net revenues.......................................  $    693,090   $    577,053   $    459,741
                                                     ------------   ------------   ------------
Direct operating expenses..........................       241,870        220,918        159,619
Selling, general and administrative expenses.......       184,159        160,543        137,070
Depreciation and amortization......................        62,583         64,438         58,640
                                                     ------------   ------------   ------------

Operating income...................................       204,478        131,154        104,412
Interest expense...................................        27,459         35,830         40,147
Amortization of deferred financing costs...........         1,441          1,677          1,630
Special bonus award................................            --         42,608             --
Equity loss in unconsolidated affiliate............           498            764             --
Reversal of non-recurring expense of acquired
  station..........................................            --             --         (1,059)
                                                     ------------   ------------   ------------

Income before taxes and extraordinary loss on
  extinguishment of debt...........................       175,080         50,275         63,694
Provision (benefit) for income taxes...............        91,536         40,348        (19,465)
                                                     ------------   ------------   ------------
Income before extraordinary loss on extinguishment
  of debt..........................................        83,544          9,927         83,159
Extraordinary loss on extinguishment of debt
  (including a tax provision of $246)..............        (2,611)            --             --
                                                     ------------   ------------   ------------
Net income.........................................        80,933          9,927         83,159
Preferred stock dividends..........................          (540)          (606)          (561)
                                                     ------------   ------------   ------------

Net income available to common stockholders........  $     80,393   $      9,321   $     82,598
                                                     ============   ============   ============
BASIC EARNINGS PER SHARE
Income per share available to common stockholders
  before extraordinary loss........................  $       0.86   $       0.11   $       0.97
Extraordinary loss per share.......................         (0.03)            --             --
                                                     ------------   ------------   ------------
Net income per share available to common
  stockholders.....................................  $       0.83   $       0.11   $       0.97
                                                     ============   ============   ============

Weighted average common shares outstanding.........    96,485,709     86,640,888     85,238,518
                                                     ============   ============   ============
DILUTED EARNINGS PER SHARE
Income per share available to common stockholders
  before extraordinary loss........................  $       0.71   $       0.09   $       0.71
Extraordinary loss per share.......................         (0.02)            --             --
                                                     ------------   ------------   ------------
Net income per share available to common
  stockholders.....................................  $       0.69   $       0.09   $       0.71
                                                     ============   ============   ============

Weighted average common shares outstanding.........   118,118,313    116,209,052    116,345,337
                                                     ============   ============   ============

                 See Notes to Consolidated Financial Statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                   RETAINED      COMMON
                                                                  EARNINGS /     STOCK
                                             COMMON    PAID-IN-   ACCUMULATED      IN
                                             STOCK     CAPITAL     (DEFICIT)    TREASURY    TOTAL
                                            --------   --------   -----------   --------   --------
Balance, January 1, 1997..................   $  852    $330,905    $(69,550)    $     --   $262,207

Net income for the year...................       --          --      83,159           --     83,159

Preferred stock dividends declared........       --          --        (561)          --       (561)

Exercise of stock options, including
  related tax benefits....................        1       1,423          --           --      1,424
                                             ------    --------    --------     --------   --------

Balance, December 31, 1997................      853     332,328      13,048           --    346,229

Net income for the year...................       --          --       9,927           --      9,927

Preferred stock dividends declared........       --          --        (606)          --       (606)

Contribution of treasury shares...........       --      45,011          --      (17,402)    27,609

Exercise of warrants......................       50         274          --           --        324

Conversion of redeemable convertible 6%
  preferred stock.........................        2       2,998          --           --      3,000

Exercise of stock options, including
  related tax benefits....................        4       8,161          --           --      8,165
                                             ------    --------    --------     --------   --------

Balance, December 31, 1998................      909     388,772      22,369      (17,402)   394,648

Net income for the year...................       --          --      80,933           --     80,933

Preferred stock dividends declared........       --          --        (540)          --       (540)

Exercise of warrants......................      101        (101)         --           --         --

Exercise of stock options, including
  related tax benefits....................       11      38,726          --           --     38,737
                                             ------    --------    --------     --------   --------

Balance, December 31, 1999................   $1,021    $427,397    $102,762     $(17,402)  $513,778
                                             ======    ========    ========     ========   ========

                 See Notes to Consolidated Financial Statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Net income..................................................  $ 80,933   $  9,927   $ 83,159
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation..............................................    23,412     20,853     16,354
  Loss (gain) on sale of fixed assets.......................       183         80       (206)
  Equity loss in unconsolidated affiliate...................       498        764         --
  Non-cash portion of special bonus award...................        --     27,609         --
  Amortization of intangible assets and deferred financing
    costs...................................................    40,612     45,262     43,916
  Reversal of non-recurring expense of acquired station.....        --         --     (1,059)
  Extraordinary loss on extinguishment of debt..............     2,611         --         --
Changes in assets and liabilities:
  Accounts receivable.......................................   (17,688)    (1,559)   (28,145)
  Intangible assets.........................................      (427)    (6,436)    21,789
  Deferred income taxes.....................................     9,320     30,411    (45,484)
  License fees payable......................................   101,724     77,808     59,979
  Payment of license fees...................................   (99,729)   (75,610)   (58,927)
  Program rights............................................    (4,352)    (4,829)      (626)
  Prepaid expenses and other assets.........................     6,617     (8,751)     2,590
  Accounts payable and accrued liabilities..................    31,997      1,240      4,553
  Accrued interest..........................................     7,752      7,943      6,322
  Obligations for program rights............................     1,508       (456)        81
  Other, net................................................     1,986       (161)     1,223
                                                              --------   --------   --------
Net cash provided by operating activities...................   186,957    124,095    105,519
                                                              --------   --------   --------
Cash flow from investing activities:
  Acquisition of Sacramento station.........................        --         --    (28,941)
  Acquisition of Bakersfield station........................        --         --    (14,286)
  Proceeds from sale of fixed assets........................        29         93        404
  Purchase of Santa Rosa low-power station..................        --         --       (313)
  Proceeds from sale of Albuquerque station.................     1,000         --         --
  Investment in unconsolidated affiliate....................    (1,000)      (831)        --
  Capital expenditures......................................   (38,965)   (40,984)   (35,199)
  Organization costs........................................        --         --       (244)
                                                              --------   --------   --------
  Net cash used in investing activities.....................   (38,936)   (41,722)   (78,579)
                                                              --------   --------   --------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt..................    62,000     90,000     80,000
  Purchase of Junior Subordinated Notes.....................   (17,998)        --         --
  Repayment of long-term debt...............................  (198,361)  (174,715)  (105,597)
  Exercise of options.......................................    16,470      4,960        862
  Exercise of warrants......................................        --        324         --
  Preferred stock dividends paid............................      (540)      (636)      (441)
  Tax payments to partners..................................        --         --     (1,500)
  Deferred financing costs..................................        --         --     (1,192)
                                                              --------   --------   --------
Net cash used in financing activities.......................  (138,429)   (80,067)   (27,868)
                                                              --------   --------   --------
Net increase (decrease) in cash.............................     9,592      2,306       (928)
Cash beginning of year......................................    12,966     10,660     11,588
                                                              --------   --------   --------
Cash end of year............................................  $ 22,558   $ 12,966   $ 10,660
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Interest paid during the year.............................  $ 20,412   $ 27,589   $ 34,070
                                                              ========   ========   ========
Supplemental disclosure of non-cash activity regarding
  acquisitions:
  Total assets acquired, net of cash........................  $     --   $     --   $ 55,544
  Liabilities assumed.......................................        --         --       (317)
                                                              --------   --------   --------
  Net assets acquired.......................................        --         --     55,227
  Non-cash consideration....................................        --         --    (12,000)
                                                              --------   --------   --------
Total cash consideration....................................  $     --   $     --   $ 43,227
                                                              ========   ========   ========

                 See Notes to Consolidated Financial Statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. ORGANIZATION OF THE COMPANY

    Univision Communications Inc. is the leading Spanish-language television broadcast company in the United States. The Company includes the Univision Network, the most-watched Spanish-language television network in the United States; Univision Television Group, which owns and operates 12 full-power and 7 low-power television stations, including full-power stations in 11 of the top 15 U.S. Hispanic markets; and Galavision, the country's leading Spanish-language cable network. Univision's signal reaches 92 percent of all U.S. Hispanic households through its O&Os, Affiliated Stations and cable affiliates.

    The Company's 11 full-power, Spanish-language television stations are located in Los Angeles, New York, Miami, San Francisco, Chicago, Houston, San Antonio, Dallas, Phoenix, Fresno, and Sacramento and the Company's one English-language, full-power television station is located in Bakersfield. The Company also owns and operates seven low-power Spanish-language television stations serving Austin, Bakersfield, Fort Worth, Hartford, Philadelphia, Santa Rosa and Tucson. The Company's Spanish-language television stations are affiliated with the Network, and the English-language station is affiliated with United Paramount Network (UPN).

2. SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts and operations of Univision Communications Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

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

    The Company's operations and ability to grow may be affected by numerous factors, including changes in audience tastes, priorities of advertisers, new laws and governmental regulations and policies, changes in broadcast technical requirements, technological advances, entry of new competitors and changes in the willingness of financial institutions and other lenders to finance television-station acquisitions and operations. The Company cannot predict which, if any, of these or other factors might have a significant impact on the television industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company's operations.

    PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION AND AMORTIZATION

    Property and equipment is carried on the basis of cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 5 to 20 years, broadcast and other equipment over 3 to 7 years. Leasehold improvements are amortized over the remaining life of the lease. Depreciation and amortization include depreciation on property and equipment of $23,412,000 in 1999, $20,853,000 in 1998 and $16,354,000 in 1997, of which $19,996,000,

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
$17,966,000 and $14,428,000, respectively, relate to direct operating expense and $3,416,000, $2,887,000 and $1,926,000, respectively, relate to selling, general and administrative expenses.

    INTANGIBLE ASSETS

    Intangible assets consist of amounts by which the cost of acquisitions exceeded the fair values assigned to net tangible assets. The intangible assets primarily represent broadcasting licenses, Network affiliation agreements, acquisition costs and goodwill. Acquisition costs are amortized over a five-year period, and substantially all other intangible assets are amortized on the straight-line method over 20 years.

    Intangible assets and accumulated amortization consist of the following as of December 31, 1999 and 1998 (in thousands):

                                                          1999        1998
                                                        ---------   ---------
Broadcast licenses....................................  $ 286,949   $ 287,386
Affiliation agreements................................    427,041     427,185
Goodwill and other intangible assets..................     95,401      97,512
                                                        ---------   ---------
                                                          809,391     812,083
Accumulated amortization..............................   (258,151)   (219,859)
                                                        ---------   ---------
                                                        $ 551,240   $ 592,224
                                                        =========   =========

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

    DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the life of the related debt.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities comprise the following as of December 31, 1999 and 1998 (in thousands):

                                                              1999       1998
                                                            --------   --------
Trade accounts payable and accruals.......................  $49,288    $42,467
Severance and litigation costs............................    5,780      6,700
Acquired stations integration costs.......................    1,694      2,334
Facility consolidation costs..............................      658        860
Research costs............................................    1,087        774
Accrued compensation......................................   15,432     13,391
Other.....................................................   10,812      8,603
                                                            -------    -------
                                                            $84,751    $75,129
                                                            =======    =======

    PROGRAM RIGHTS FOR TELEVISION BROADCAST

    Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. Program costs are charged to expense as the programs are broadcast.

    NET REVENUES

    Net revenues comprise gross revenues, including subscriber fees, a Network service fee payable to the Network by the Affiliated Stations, less agency commissions and an allocation of Network revenues to certain Affiliated Stations. Gross revenues and the related agency commissions and allocations to Affiliated Stations are recognized when advertising spots are broadcast. No one advertiser represented more than 10% of gross advertising revenues of the Company in 1999, 1998 or 1997.

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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    In June 1999, the Financial Accounting Standards Board delayed the required adoption of SFAS No. 133 to be effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact that SFAS No. 133 will have on the Company's consolidated financial position and results of operations.

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

3. RELATED PARTY TRANSACTIONS

    PROGRAM LICENSE AGREEMENTS

    The Company has Program License Agreements with Televisa and Venevision with a royalty rate of 13.5% of Combined Net Time Sales for 1997 and 15% for all years thereafter until the termination of the agreements on December 17, 2017.

    Additionally, pursuant to the Program License Agreements, Televisa and Venevision have the right to use, without charge, advertising time that we do not sell to advertisers or that we do not use. There are limitations on the ability of Televisa and Venevision to use such time for telemarketing products, and such time may be preempted to the extent sold to a paying advertiser. Televisa and Venevision each may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

3. RELATED PARTY TRANSACTIONS (CONTINUED)
During 1999, Televisa purchased non-preemptable time from the Company, which resulted in advertising revenues of approximately $1,784,000.

    SPECIAL BONUS AWARD

    On May 13, 1998, a major stockholder contributed 1,354,665 shares of Class P Common Stock to the Company, which were converted to Class A Common Stock and placed in the Company's treasury. On May 27, 1998, under the Univision Communications Inc. 1998 Stock Bonus Plan, the Company granted 890,614 shares of Class A Common Stock to selected employees. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings remitted by the Company of $14,999,000, as well as an increase to paid-in-capital of $45,011,000. The net income effect on the 12 months ended December 31, 1998, was a reduction of $29,084,000, net of the $13,524,000 related tax benefit. The tax benefit was reduced by $3,493,000 due to the effect of non-deductible excess compensation of $8,541,000. The Company has retained the remaining 464,051 shares, with a book value of $17,402,000, in its treasury. Consistent with broadcast industry reporting, broadcast cash flow and EBITDA exclude the total amount of this special bonus award of $42,608,000.

4. PROPERTY AND EQUIPMENT

    Property and equipment, and accumulated depreciation and amortization, consist of the following as of December 31, 1999 and 1998 (in thousands):

                                                            1999       1998
                                                          --------   --------
Land and improvements...................................  $ 14,407   $  7,396
Building and improvements...............................    45,568     36,443
Broadcast equipment.....................................    98,112     86,016
Capital leases..........................................    88,161     41,577
Other equipment.........................................    25,859     17,800
Construction in progress................................    11,578     12,252
                                                          --------   --------
                                                           283,685    201,484
Accumulated depreciation and amortization...............   (78,504)   (56,988)
                                                          --------   --------
                                                          $205,181   $144,496
                                                          ========   ========

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

5. DEBT

    Long-term debt (excluding capital leases--see Note 6) consists of the following as of December 31, 1999 and 1998 (in thousands):

                                                            1999       1998
                                                          --------   --------
Bank Term Facility......................................  $200,000   $301,000
Revolving Credit Facility...............................        --     32,250
Junior Subordinated Notes payable including accrued
  interest..............................................    68,784     76,151
Other...................................................        --        238
                                                          --------   --------
                                                           268,784    409,639
Less current portion....................................   (43,100)   (66,238)
                                                          --------   --------
Long-term debt..........................................  $225,684   $343,401
                                                          ========   ========

    The Company has a bank facility with a syndicate of commercial banks and other lenders that consists of a $200,000,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $190,000,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date.

    The Term Facility amortizes quarterly, with $35,100,000 required to be repaid during 2000. During 1999, the Company paid the required quarterly amortization payments totaling $46,000,000, made an optional prepayment of $35,000,000 against the Term Facility and paid the 1998 Revolving Credit Facility balance of $32,250,000. In addition, in the first quarter of 1999, the Company made a $20,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1998 operating results. The payment was funded by an increase in the Revolving Credit Facility which was subsequently repaid within the quarter with cash from operations. In the first quarter of 2000, the Company made an $8,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1999 operating results. The payment was funded by cash from operations. The Revolving Credit Facility has scheduled reductions in availability of $2,500,000 per quarter during 2000.

    At December 31, 1999, the Company had $190,000,000 available to borrow from its Revolving Credit Facility.

    In addition to the scheduled amortization of the Term Facility and scheduled reductions of the Revolving Credit Facility described above, 50% of "excess cash flow" of the Company (66 2/3% if certain leverage tests are not satisfied) will be applied each year, first to ratably reduce loans made under the Term Facility and thereafter to reduce the availability under the Revolving Credit Facility. In addition, proceeds from the sale or other disposition of assets outside the ordinary course of business and 80% of the proceeds of equity offerings by the Company will be similarly applied. Any such mandatory prepayments will ratably reduce each remaining installment or scheduled reduction of the Term Facility and the Revolving Credit Facility.

    The bank facility may be voluntarily prepaid by the Company at any time without premium or penalty.

    Loans made under the bank facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

5. DEBT (CONTINUED)
quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. There are no interest rate margins applicable to prime rate loans. At December 31, 1999, the interest rate applicable to the Company's Eurodollar loans was approximately 6.50%, which includes an interest rate margin cost of 0.35%, and the interest rate applicable to all prime rate loans was 8.50%.

    The bank facility is guaranteed by the Company and is secured by a security interest in substantially all of the personal property assets of the Company (subject to limitations of federal law in the case of FCC licenses of the O&Os).

    The bank facility contains limitations on the incurrence of debt and liens by the Company, the payment of cash common stock dividends, the disposition of assets, financial performance tests and other restrictions typical of leveraged credits.

    In addition to customary events of default, it will be an event of default if a change of control occurs (defined as a person or persons other than A. Jerrold Perenchio or his permitted transferees gaining voting control of the Company).

    The Junior Subordinated Notes, which have a face value of $7,306,000 and $50,020,000 and bear simple interest at 7%, were originally payable by PTI Holdings, Inc. and Univision Network Holding Limited Partnership, respectively, to Hallmark Cards, Inc. ("Hallmark") in connection with the acquisition from Hallmark. Hallmark has since sold the Junior Subordinated Notes to a third party, which resold them to the public as a series of notes. The Junior Subordinated Notes are unsecured; all interest and principal is due on December 17, 2002. The Junior Subordinated Notes were discounted at an effective rate of approximately 12.5%. During 1999, the Company purchased at a premium $14,074,000 face amount of the Junior Subordinated Notes (see Note 11). The discounts on the Junior Subordinated Notes with a face value of $57,326,000 at December 31, 1999, and $71,400,000 at December 31, 1998, are $16,797,000 and
$25,429,000, respectively. The discounts, which are shown as a reduction of the related debt, are being amortized under the interest method over the term of the Junior Subordinated Notes.

    Long-term debt (excluding capital leases--see Note 6) matures as follows (in thousands):

                                                               AMOUNT
                                                              --------
Year ending December 31:
2000........................................................  $ 43,100
2001........................................................    55,000
2002........................................................   131,784
2003........................................................    38,900
Thereafter..................................................        --
                                                              --------
  Total.....................................................  $268,784
                                                              ========

    The Company estimates that the fair value of the bank debt and the Junior Subordinated Notes at December 31, 1999, approximates book value.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

5. DEBT (CONTINUED)
    Interest expense, net, reflected in the accompanying consolidated statements of operations, comprises the following for the years ended December 31, (in thousands):

                                                     1999       1998       1997
                                                   --------   --------   --------
Bank facility....................................  $16,261    $23,959    $29,270
Junior Subordinated Notes........................    8,020      8,465      7,525
Capital leases (see Note 6)......................    3,283      3,544      3,775
Other--net.......................................     (105)      (138)      (423)
                                                   -------    -------    -------
                                                   $27,459    $35,830    $40,147
                                                   =======    =======    =======

6. COMMITMENTS

    The Company is obligated under long-term operating leases expiring at various dates through 2017 for office, studio, automobile, tower and transponder rentals. The Company is also obligated under long-term capital lease obligations through 2021. The following is a schedule by year of future annual rentals under operating and capital leases as of December 31, 1999 (in thousands):

                                                          OPERATING   CAPITAL
                                                           LEASES      LEASES
                                                          ---------   --------
Year ending December 31:
2000....................................................   $ 9,703    $  6,156
2001....................................................     9,542       8,243
2002....................................................     7,728      10,331
2003....................................................     7,011      10,331
2004....................................................     6,696       9,192
Thereafter..............................................    42,724     108,693
                                                           -------    --------
Total minimum lease payments............................   $83,404     152,946
                                                           =======
Less interest and executory costs.......................               (72,328)
                                                                      --------
Total present value of minimum lease payments...........                80,618
Current portion.........................................                (3,164)
                                                                      --------
Capital lease obligation, less current portion..........              $ 77,454
                                                                      ========

    Rent expense totaled $11,952,000 in 1999, $10,315,000 in 1998 and $8,320,000
in 1997.

    In June 1998, the Company entered a new five-year contract with Nielsen Media Research ("Nielsen"), expiring in 2002, to provide television audience measurement services for the Network. The aggregate payment under the contract is approximately $24,000,000, payable over five years in increasing installments, with an aggregate payment remaining under the contract of approximately $14,200,000 at December 31, 1999. The O&Os have various Nielsen contracts extending from November 1995 to October 2003 with aggregate payments of approximately $32,600,000. At December 31, 1999, the aggregate payments remaining under these contracts are approximately $29,000,000, with most of the O&Os' contracts expiring in October 2003.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

6. COMMITMENTS (CONTINUED)

    In November 1999, the Company entered into a 20-year lease for a five-story building with approximately 164,000 square feet for the relocation of its flagship station and certain corporate functions in Los Angeles. The building will be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2001. The sum of the lease payments will be approximately $103,000,000 over 20 years beginning on the expected lease commencement date of July 1, 2001. The lease has been capitalized by the Company for $46,584,000 and is reflected in the capital lease table listed above.

    As of December 31, 1999, the Company is committed to pay minimum annual base compensation approximating $7,050,000, pursuant to major talent contracts through December 31, 2000. These payments do not include amounts payable upon the attainment of certain annual revenue levels or upon the performance of other contractual provisions.

    In 1998, a joint venture between the Company and Home Shopping Network Capital LLC formed Home Shopping Network En Espanol LLC. As of December 31, 1999, the Company sold its 50% interest in Home Shopping Network En Espanol LLC to Home Shopping Network Capital LLC. As a result, the Company will not be required to make any future cash contributions to Home Shopping Network En Espanol LLC. The home shopping program will continue to air on Galavision throughout 2000.

7. EMPLOYEE BENEFITS

    The Company has a 401(k) retirement savings plan (the "401(k) Plan") covering all eligible employees who have completed one year of service. The 401(k) Plan allows the employees to defer a portion of their annual compensation, and the Company may match a portion of the employees' contributions. For the years ended December 31, 1999, 1998 and 1997, the Company made matching contributions to the 401(k) Plan totaling $4,101,000, $3,694,000 and $1,430,000, respectively. Effective January 1, 1998, the Company began matching 100% of the first 6% of eligible compensation that employees contribute to the 401(k) Plan. This represents an increase over the 1997 matching, during which time the Company matched 75% of the first 4% of employees' contributions.

8. CONTINGENCIES

    There are various legal actions and other claims pending against the Company incidental to its business and operations. In the opinion of management, the resolution of these matters will not have a material effect on the consolidated financial position or results of operations.

    The Network, with operations located primarily in Miami, accounted for 52% of the Company's gross advertising revenues in 1999, 51% in 1998 and 49% in 1997. The Network accounted for 46% of trade accounts receivable as of December 31, 1999, and 48% in 1998. The Company's station serving Los Angeles accounted for 16%, 17% and 18% of the Company's gross advertising revenues in 1999, 1998 and 1997, respectively, and 18% and 17% of trade accounts receivable as of December 31, 1999 and 1998, respectively. The Company's station serving Miami accounted for 8%, 9% and 10% of the Company's gross advertising revenues in 1999, 1998 and 1997, respectively, and 9% of trade accounts receivable as of December 31, 1999 and 1998.

    The Company maintains insurance coverage for various risks, where deemed appropriate by management, at rates and on terms which management considers reasonable. The Company self-insures certain

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

8. CONTINGENCIES (CONTINUED)
portions of its employee health benefits as well as the deductible portion of certain insurance coverage for various risks, including those associated with windstorm and earthquake damage. The Company has recorded estimated liabilities for these uninsured portions of risks. In management's opinion, the potential exposure in future periods, if uninsured losses in excess of amounts provided were to be incurred, would not be material to the consolidated financial position or results of operations.

9. INCOME TAXES

    The Company files a consolidated federal income tax return. The income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 comprised the following charges (benefits) (in thousands):

                                                    1999       1998       1997
                                                  --------   --------   --------
Current:
  Federal.......................................  $70,592    $ 5,832    $     --
  State.........................................   12,138      4,105       2,300

Deferred:
  Federal.......................................    5,937     28,273     (19,044)
  State.........................................    2,869      2,138      (2,721)
                                                  -------    -------    --------
Total...........................................  $91,536    $40,348    $(19,465)
                                                  =======    =======    ========

    The deferred income tax benefit in 1997 comprises a federal and state provision of $34,355,000, offset by a benefit of $56,120,000 resulting from the decrease in the deferred tax asset valuation allowance.

    The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

9. INCOME TAXES (CONTINUED)
the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                              1999       1998
                                                            --------   --------
Deferred tax assets:
  Property and equipment, net.............................  $    --    $ 3,700
  Intangible assets, net..................................       --        400
  Accrued severance and litigation........................    2,200      1,700
  Accrued insurance.......................................      900        900
  Accrued vacation........................................    1,400      1,000
  Deferred compensation...................................    2,300      2,200
  Purchase accounting accruals............................    1,400      1,900
  Allowance for doubtful accounts.........................    1,700      1,100
  Accrued facility-related costs..........................    1,500      1,500
  Charitable contributions carryforwards..................       --      1,400
  Net operating loss carryforwards........................    5,800      9,300
  Other assets, net.......................................    2,315         --
                                                            -------    -------
Total deferred tax assets.................................   19,515     25,100
                                                            -------    -------

Deferred tax liabilities:
  Property and equipment, net.............................    5,800         --
  Intangible assets, net..................................      400         --
  Other liabilities.......................................       --      2,465
                                                            -------    -------
Total deferred tax liabilities............................    6,200      2,465
                                                            -------    -------
Total net deferred tax assets.............................  $13,315    $22,635
                                                            =======    =======

    At December 31, 1999, the Company had net operating loss carryforwards of $16,600,000 that expire in 2004 and 2005, resulting from the 1992 acquisitions. The tax benefit relating to the recognition of these items was applied to reduce goodwill related to the acquisitions.

    As a result of various acquisitions, the Company recorded goodwill representing the consideration given in excess of the net assets related to the transactions. Some of the amortization of this goodwill is not deductible for tax purposes, and, in accordance with SFAS No. 109, no deferred tax liability was accrued. Consequently, in future periods, the Company's effective tax rate provided will be greater than the statutory rate. Therefore, for financial reporting purposes, including the above non-deductible goodwill, as of December 31, 1999, the Company had remaining intangible assets of $551,240,000 that are being amortized over the next 19 years. For tax purposes, as of December 31, 1999, the Company had remaining intangible assets of $104,640,000, of which $10,065,000 is expected to be deductible in 2000, with balance expected to be deductible over 15 years. The non-deductible intangible amortization permanent difference was $31,229,000 and $34,897,000 for the years ended December 31, 1999 and 1998, respectively.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

9. INCOME TAXES (CONTINUED)
    For the years ended December 31, 1999 and 1998, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                1999         1998
                                                              --------     --------
Federal statutory tax rate..................................    35.0%        35.0%
State and local income taxes, net of federal tax benefit....     5.7          5.9
Junior Subordinated Notes...................................     1.4          1.8
Goodwill amortization.......................................     8.2         29.0
Non-deductible portion of total compensation................      --          7.1
Sale of Albuquerque station.................................     1.3           --
Other.......................................................     0.7          1.5
                                                                ----         ----
    Total effective tax rate................................    52.3%        80.3%
                                                                ====         ====

10. EARNINGS PER SHARE

    The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations for "Income (loss) before extraordinary loss on extinguishment of debt" required by SFAS No. 128 (Earnings Per Share):

                                           FOR THE YEAR ENDED 1999                   FOR THE YEAR ENDED 1998
                                   ---------------------------------------   ---------------------------------------
                                     INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                   -----------   -------------   ---------   -----------   -------------   ---------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)
Income before extraordinary
  items..........................    $83,544                                    $9,927
Less preferred stock dividends...       (540)                                     (606)
                                     -------                                    ------

Basic Earnings Per Share
  Income before extraordinary
    items per share available to
    common stockholders..........     83,004       96,485,709      $0.86         9,321       86,640,888      $0.11
                                                                   =====                                     =====

Effect of Dilutive Securities
  Warrants.......................         --       18,401,440                       --       27,393,259
  Options........................         --        2,680,495                       --        1,557,672(a)
  Convertible preferred stock
    (b)..........................        540          550,669                      606          617,233
                                     -------      -----------                   ------      -----------

Diluted Earnings Per Share
  Income before extraordinary
    items per share available to
    common stockholders..........    $83,544      118,118,313      $0.71        $9,927      116,209,052      $0.09
                                     =======      ===========      =====        ======      ===========      =====

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

10. EARNINGS PER SHARE (CONTINUED)

                                                                     FOR THE YEAR ENDED 1997
                                                             ---------------------------------------
                                                               INCOME         SHARES       PER-SHARE
                                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                             -----------   -------------   ---------
Income before extraordinary items..........................    $83,159
Less preferred stock dividends.............................       (561)
                                                               -------

Basic Earnings Per Share
  Income before extraordinary items per share available to
    common stockholders....................................     82,598       85,238,518      $0.97
                                                                                             =====

Effect of Dilutive Securities
  Warrants.................................................         --       28,795,768
  Options..................................................         --        1,576,826(c)
  Convertible preferred stock (b)..........................        561          734,225
                                                               -------      -----------

Diluted Earnings Per Share
  Income before extraordinary items per share available to
    common stockholders....................................    $83,159      116,345,337      $0.71
                                                               =======      ===========      =====

------------------------

(a) Options of 2,103,000 shares granted on December 4, 1998, were excluded as common stock equivalents, since the average market price of the Class A Common Stock during the 1998 fourth quarter was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

(b) The redeemable convertible 6% preferred stock was issued on March 20, 1997, as part of the acquisition of the Sacramento full-power Affiliated Station. The 12,000 shares issued and outstanding at December 31, 1997, have a liquidation preference of $1,000 per share (plus accrued and unpaid dividends). The preferred stock is convertible into Class A Common Stock at the option of the holder until the fourth anniversary of the closing of the acquisition at a conversion price of $16.34375. At December 31, 1999 and 1998, there were 9,000 shares outstanding.

(c) Options of 2,320,000 shares granted on December 12, 1997, were excluded as common stock equivalents, since the average market price of the Class A common stock during the 1997 fourth quarter was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive. No options were granted by the Company prior to September 26, 1996.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

11. EARLY EXTINGUISHMENT OF DEBT

    During the 12 months ended December 31, 1999, the Company purchased at a premium $14,074,000 face amount of its Junior Subordinated Notes, resulting in an extraordinary loss of $2,610,719, including a related income tax provision of $245,739. The tax provision was due to an extraordinary tax gain resulting from a higher permanent discounted note basis for tax versus book purposes.

12. COMMON STOCK, PREFERRED STOCK AND WARRANTS

    The Company's common stock consists of Class A, Class P, Class T and
Class V shares. The Class A shares are listed on the New York Stock Exchange and are primarily held by non-affiliates. The Class P, T, and V shares are held by affiliates and are not traded. All classes of common stock have substantially the same rights, with the exception of Class P shares, which have ten votes per share on all matters on which shareholders are entitled to vote.

    The Company had 10,000,000 shares of preferred stock, $.01 par value, authorized at December 31, 1999 and 1998. The Company had 12,000 shares of redeemable convertible 6% preferred stock, $.01 par value, issued and outstanding at December 31, 1997, in connection with the acquisition of the Sacramento station. At December 31, 1999 and 1998, the Company had accrued preferred stock dividends of $90,000. During the six months ended June 30, 1998, 3,000 redeemable convertible 6% preferred stock shares were redeemed and converted to 183,556 shares of Class A Common Stock, resulting in an increase to common stock of $1,836 and to paid-in-capital of $2,998,164. The reduction to the redeemable convertible 6% preferred stock balance was $3,000,000, resulting in a remaining outstanding balance at December 31, 1999 and 1998 of $9,090,000, including accrued dividends of $90,000.

    The remaining 9,000 shares of redeemable convertible 6% preferred stock have one vote per share, a liquidation preference of $1,000 per share (plus accrued and unpaid dividends) and a cumulative dividend preference of 6% per share per annum ($15.00 per share per quarter), increasing to 9% per share per annum if accrued and unpaid dividends per share equal or exceed $30.00. The preferred stock is convertible into Class A Common Stock at the option of the holder until the fourth anniversary of the closing of the acquisition at a conversion price of $16.34375. The preferred stock is redeemable at the option of the holder at any time and by the Company after the fourth anniversary of the issuance of the preferred stock, in each case, for an amount equal to the liquidation preference. Consequently, holders of the redeemable convertible 6% preferred stock have greater rights than holders of the Class A Common Stock.

    Televisa and Venevision also own warrants to acquire from the Company additional common shares. These warrants cannot be exercised by either Televisa or Venevision (or by any other non-U.S. citizen) if such exercise would result in a violation of the foreign ownership restrictions of the Communications Act of 1934. Subject to certain restrictions, Televisa and Venevision may transfer such warrants. If Televisa and Venevision were to exercise these warrants, their ultimate ownership of the Company would be approximately 6% for Televisa and 20% for Venevision.

13. ENTRAVISION AFFILIATION

    Entravision owns 20 of the Company's Affiliated Stations, and these 20 stations represent approximately 20% of the Network's broadcast distribution. As of January 1, 1999, the Company had a $10,000,000 convertible promissory note from Entravision that was convertible into an approximately 26%

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

13. ENTRAVISION AFFILIATION (CONTINUED)
equity interest in Entravision. On March 31, 1999, the Company sold the FCC broadcast license and the fixed assets of station KLUZ, Channel 41, Albuquerque, New Mexico, to Entravision. Under the terms of the agreement, the Company received as consideration $1,000,000 in cash and an option to acquire an additional 2% equity interest in Entravision. As of December 31, 1999, the Company had an approximate 28% interest in Entravision (see Note 16).

14. 1996 PERFORMANCE AWARD PLAN

    In 1996, the Company adopted a 1996 Performance Award Plan ("the Plan") that reserves shares of Class A Common Stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors or Plan Committee (as appointed by the Board). The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

                                                       BASIC EPS                       DILUTED EPS
                                             ------------------------------   ------------------------------
                                               1999       1998       1997       1999       1998       1997
                                             --------   --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Net income available to common
  stockholders--as reported................  $80,393     $9,321    $82,598    $80,933     $9,927    $83,159
Net income (loss) available to common
  stockholders--pro forma..................   65,921     (1,764)    76,545     66,461     (1,158)    77,106
EPS available to common stockholders--as
  reported.................................     0.83       0.11       0.97       0.69       0.09       0.71
EPS available to common stockholders--pro
  forma....................................     0.68      (0.02)      0.90       0.56      (0.01)      0.66

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0%, expected volatility of 36.385%, 38.137% and 29.736%, risk-free interest rate of 6.05%, 4.43% and 5.86% and expected life of five years.

    Under the Plan approved by the Board of Directors, the maximum number of shares of Class A Common Stock that may be granted is 11,000,000. The maximum number of shares that may be granted to any individual during any calendar year is 1,000,000. The maximum number of shares that may be granted during any calendar year is 2,750,000 shares, excluding any awards granted to an eligible employee who is hired in that year to become the chief executive officer of the Company. The Plan provides that shares granted come from the Company's authorized but unissued Class A Common Stock and any shares of the Company's Class A Common Stock held as treasury shares. Grants may be in the form of either nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance share awards, stock bonuses or cash bonus awards.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

14. 1996 PERFORMANCE AWARD PLAN (CONTINUED)
    The price of the options granted pursuant to the Plan may not be less than 100% of the fair market value of the shares on the date of grant (110% in the case of an incentive stock option granted to any person owning more than 10% of the Company's total combined voting power). No award will be exercisable after ten years from the date granted. Unless approved by the Board of Directors, no award may vest at a rate greater than 25% per year, other than in the case of options issued in connection with the Company's initial offering in 1996, or awards granted in lieu of cash bonuses, which may vest at the rate of 50% per year.

    Information regarding the Plan for 1999, 1998 and 1997 is as follows:

                                                 1999        1998        1997
                                              ----------   ---------   ---------
Number of shares under stock options:
  Outstanding at beginning of year..........   8,075,834   6,294,000   3,868,000
  Granted...................................   1,653,500   2,219,000   2,525,000
  Exercised.................................  (1,117,566)   (390,666)    (75,000)
  Canceled..................................     (36,500)    (46,500)    (24,000)
                                              ----------   ---------   ---------
  Outstanding at end of year................   8,575,268   8,075,834   6,294,000
  Available for grant at end of year........     841,500   2,458,500   4,631,000
  Exercisable at end of year................   4,157,100   4,029,250   2,104,000

Weighted average exercise price:
  Granted...................................      $86.56      $31.50      $32.85
  Exercised.................................      $14.74      $12.70      $11.50
  Canceled..................................      $32.62      $34.13      $11.50
  Outstanding at end of year................      $36.75      $23.48      $20.07
  Exercisable at end of year................      $20.38      $14.78      $11.50
  Weighted average fair value of options
    granted during the period...............      $36.06      $12.77      $12.24

                                                   OPTIONS OUTSTANDING
                           --------------------------------------------------------------------
                                                   WEIGHTED AVERAGE
                           NUMBER OUTSTANDING AT      REMAINING       WEIGHTED AVERAGE EXERCISE
RANGE OF EXERCISE PRICES     DECEMBER 31, 1999     CONTRACTUAL LIFE             PRICE
------------------------   ---------------------   ----------------   -------------------------
   $11.50--$ 25.50               2,606,168           6.7 Years                  $11.69
   $25.51--$ 39.88               4,318,600           8.4 Years                  $32.80
   $39.89--$101.06               1,650,500           9.8 Years                  $86.65

                                             OPTIONS EXERCISABLE
                           -------------------------------------------------------
                           NUMBER EXERCISABLE AT
RANGE OF EXERCISE PRICES     DECEMBER 31, 1999     WEIGHTED AVERAGE EXERCISE PRICE
------------------------   ---------------------   -------------------------------
   $11.50--$ 25.50               2,537,000                      $11.51
   $25.51--$ 39.88               1,570,100                      $33.22
   $39.89--$101.06                  50,000                      $67.94

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

14. 1996 PERFORMANCE AWARD PLAN (CONTINUED)
    During the year ended December 31, 1999, 1,117,566 options were exercised for 1,117,566 shares of Class A common stock, resulting in increases to common stock of $11,176 and to paid-in-capital of $38,726,000, which included a tax benefit associated with the transactions of $22,268,000.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                              1ST        2ND        3RD        4TH       TOTAL
                                            QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                            --------   --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)
1999
Net revenues..............................  $138,039   $172,432   $177,301   $205,318   $693,090
Income before extraordinary loss..........     9,233     20,610     22,430     31,271     83,544
Net income................................     6,622     20,610     22,430     31,271     80,933
Net income available to common
  stockholders............................     6,487     20,475     22,295     31,136     80,393

EARNINGS PER SHARE AVAILABLE TO COMMON
  STOCKHOLDERS:
Basic Earnings Per Share
  Income before extraordinary loss........  $   0.10   $   0.22   $   0.22   $   0.31   $   0.86
  Net income..............................      0.07       0.22       0.22       0.31       0.83

Diluted Earnings Per Share
  Income before extraordinary loss........  $   0.08   $   0.17   $   0.19   $   0.26   $   0.71
  Net income..............................      0.06       0.17       0.19       0.26       0.69

1998

Net revenues..............................  $105,145   $173,536   $138,946   $159,426   $577,053
Net income (loss).........................       490     (3,003)     4,970      7,470      9,927
Net income (loss) available to common
  stockholders............................       310     (3,159)     4,835      7,335      9,321

EARNINGS PER SHARE AVAILABLE TO COMMON
  STOCKHOLDERS:
Basic Earnings Per Share
  Net income (loss).......................  $   0.00   $  (0.04)  $   0.06   $   0.08   $   0.11

Diluted Earnings Per Share
  Net income (loss).......................  $   0.00   $  (0.04)  $   0.04   $   0.06   $   0.09

16. SUBSEQUENT EVENT

    Subsequent to the issuance of the report of independent public accountants, on March 2, 2000, the Company lent $110,000,000 to Entravision to increase the Company's convertible promissory note from $10,000,000 to $120,000,000. The Company provided the funding for this transaction by borrowing $60,000,000 from its Revolving Credit Facility and with cash from operations of $50,000,000. The Company now has an option to acquire, in total, a 40% equity interest in Entravision.