Form 10-Q
period 2000-03-31
UNIVISION COMMUNICATIONS INC
filed 2000-05-04
CIK 1017008

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

FOR THE QUARTER ENDED MARCH 31, 2000           COMMISSION FILE NUMBER: 001-12223

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

    There were 67,043,285 shares of Class A Common Stock, 19,981,045 shares of Class P Common Stock, 6,796,517 shares of Class T Common Stock and 8,918,582 of Class V Common Stock outstanding as of April 12, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:
Financial Introduction......................................      2

  Item 1. Consolidated Financial Statements

    Condensed Consolidated Balance Sheets at March 31, 2000
     and December 31, 1999..................................      3

    Condensed Consolidated Statements of Operations for the
     three months ended March 31, 2000 and 1999.............      4

    Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 2000 and 1999.............      5

    Notes to the Condensed Consolidated Financial
     Statements.............................................      6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................      8

  Item 3. Quantitative and Qualitative Disclosures About
    Market Risk.............................................     12

PART II--OTHER INFORMATION:

Item 6. Exhibits and Reports on form 8-K....................     12

PART I

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                             FINANCIAL INTRODUCTION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for December 31, 1999.

PART I, ITEM 1

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash......................................................  $   36,203      $ 22,558
  Accounts receivable, net..................................     108,130       136,096
  Program rights............................................       7,367         7,847
  Prepaid expenses and other................................      11,401        11,409
                                                              ----------      --------
    Total current assets....................................     163,101       177,910
Property and equipment, net.................................     211,902       205,181
Intangible assets, net......................................     541,588       551,240
Deferred financing costs, net...............................       5,076         5,402
Deferred income taxes.......................................      12,200        13,315
Program rights, less current portion........................       7,797         6,984
Note receivable--Entravision................................     120,000        10,000
Other assets................................................       5,719         4,425
                                                              ----------      --------
    Total assets............................................  $1,067,383      $974,457
                                                              ==========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $   76,368      $ 84,751
  Accrued interest..........................................         639           373
  Accrued license fee.......................................       9,134         9,567
  Obligations for program rights............................         551           946
  Current portion of long-term debt.........................      82,091        46,264
                                                              ----------      --------
    Total current liabilities...............................     168,783       141,901
Long-term debt including accrued interest, less current
  portion...................................................     244,074       225,684
Capital lease obligations, less current portion.............      76,615        77,454
Other long-term liabilities.................................       6,455         6,550
                                                              ----------      --------
    Total liabilities.......................................     495,927       451,589
                                                              ----------      --------
Redeemable convertible 6% preferred stock, $.01 par value,
  with a conversion price of $16.34375 to Class A Common
  Stock (9,000 shares issued and outstanding at March 31,
  2000 and December 31, 1999, respectively).................       9,090         9,090
                                                              ----------      --------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares
    authorized).............................................          --            --
  Common stock, $.01 par value (492,000,000 shares
    authorized; 102,736,429 and 102,141,436 shares issued
    including shares in treasury, at March 31, 2000 and
    December 31, 1999, respectively)........................       1,027         1,021
  Paid-in-capital...........................................     460,103       427,397
  Retained earnings.........................................     123,429       102,762
                                                              ----------      --------
                                                                 584,559       531,180
  Less common stock held in treasury (508,590 shares at cost at March 31, 2000 and 464,051 shares at cost at
    December 31, 1999)......................................     (22,193)      (17,402)
                                                              ----------      --------
    Total stockholders' equity..............................     562,366       513,778
                                                              ----------      --------
Total liabilities and stockholders' equity..................  $1,067,383      $974,457
                                                              ==========      ========

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                  (UNAUDITED)

                                                                  2000           1999
                                                              ------------   ------------
Net revenues................................................  $    181,543   $    138,039
Direct operating expenses...................................        67,452         52,789
Selling, general and administrative expenses................        50,991         42,488
Depreciation and amortization...............................        15,748         15,241
                                                              ------------   ------------
Operating income............................................        47,352         27,521
Interest expense............................................         6,317          7,707
Amortization of deferred financing costs....................           346            360
Equity loss in unconsolidated affiliate.....................            --            138
                                                              ------------   ------------
Income before taxes and extraordinary loss on extinguishment
  of debt...................................................        40,689         19,316
Provision for income taxes..................................        19,887         10,083
                                                              ------------   ------------
Income before extraordinary loss on extinguishment of
  debt......................................................        20,802          9,233
Extraordinary loss on extinguishment of debt, net of tax....            --          2,611
                                                              ------------   ------------
Net income..................................................        20,802          6,622
Preferred stock dividends...................................          (135)          (135)
                                                              ------------   ------------
Net income available to common stockholders.................  $     20,667   $      6,487
                                                              ============   ============
BASIC EARNINGS PER SHARE
Income per share available to common stockholders before
  extraordinary loss........................................  $       0.20   $       0.10
Extraordinary loss per share................................            --          (0.03)
                                                              ------------   ------------
Net income per share available to common stockholders.......  $       0.20   $       0.07
                                                              ============   ============
Weighted average common shares outstanding..................   101,962,757     90,648,528
                                                              ============   ============
DILUTED EARNINGS PER SHARE
Income per share available to common stockholders before
  extraordinary loss........................................  $       0.17   $       0.08
Extraordinary loss per share................................            --          (0.02)
                                                              ------------   ------------
Net income per share available to common stockholders.......  $       0.17   $       0.06
                                                              ============   ============
Weighted average common shares outstanding..................   119,393,884    117,043,503
                                                              ============   ============

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                2000        1999
                                                              ---------   --------
Net income..................................................  $  20,802   $  6,622
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation..............................................      6,066      5,427
  Loss on sale of fixed assets..............................          3        197
  Equity loss in unconsolidated affiliate...................         --        138
  Amortization of intangible assets and deferred financing
    costs...................................................     10,028     10,174
  Extraordinary loss on extinguishment of debt..............         --      2,611
Changes in assets and liabilities:
  Accounts receivable.......................................     27,966     21,328
  Intangible assets.........................................        (30)        (5)
  Deferred income taxes.....................................      1,115        756
  License fees payable......................................     26,294     20,430
  Payment of license fees...................................    (26,727)   (20,348)
  Program rights............................................       (333)       (84)
  Prepaid expenses and other assets.........................     (1,286)     6,936
  Accounts payable and accrued liabilities..................     12,158    (15,627)
  Accrued interest..........................................      2,406      2,130
  Obligations for program rights............................       (395)         4
  Other, net................................................        (94)       426
                                                              ---------   --------
Net cash provided by operating activities...................     77,973     41,115
                                                              ---------   --------
Cash flow from investing activities:
  Increased investment in Entravision.......................   (110,000)        --
  Capital expenditures......................................    (12,802)    (4,944)
  Proceeds from sale of fixed assets........................          6       1006
  Investment in unconsolidated affiliate....................         --     (1,000)
                                                              ---------   --------
Net cash used in investing activities.......................   (122,796)    (4,938)
                                                              ---------   --------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt..................     60,000     24,000
  Purchase of Junior Subordinated Notes.....................         --    (17,998)
  Repayment of long-term debt...............................     (8,762)   (42,022)
  Exercise of options.......................................      7,385      4,655
  Preferred stock dividends paid............................       (135)      (135)
  Increase in deferred financing costs......................        (20)        --
                                                              ---------   --------
Net cash provided by (used in) financing activities.........     58,468    (31,500)
                                                              ---------   --------
Net increase in cash........................................     13,645      4,677
Cash beginning of year......................................     22,558     12,966
                                                              ---------   --------
Cash end of period..........................................  $  36,203   $ 17,643
                                                              =========   ========
Supplemental disclosure of cash flow information:
  Interest paid during the period...........................  $   4,163   $  5,585
                                                              =========   ========

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                  (UNAUDITED)

1. ORGANIZATION OF THE COMPANY

    Univision Communications Inc. ("Univision" or "the Company") is the leading Spanish-language television broadcast company in the United States. The Company includes the Univision Network (the "Network"), the most-watched Spanish-language television network in the United States; Univision Television Group ("UTG"), which owns and operates 12 full-power and 7 low-power television stations (the "O&Os"), including full-power stations in 11 of the top 15 U.S. Hispanic markets; and Galavision, the country's leading Spanish-language cable network. Our signal covers 92 percent of all U.S. Hispanic households through our O&Os, affiliated stations and cable affiliates.

    The Company's 11 full-power, Spanish-language television stations are located in Los Angeles, New York, Miami, San Francisco, Chicago, Houston, San Antonio, Dallas, Phoenix, Fresno, and Sacramento and the Company's one English-language, full-power television station is located in Bakersfield. The Company also owns and operates 7 low-power Spanish-language television stations serving Austin, Bakersfield, Fort Worth, Hartford, Philadelphia, Santa Rosa and Tucson. The Company's Spanish-language television stations are affiliated with the Network, and the English-language station is affiliated with United Paramount Network (UPN).

2. OPTIONS & TREASURY STOCK

    During the three months ended March 31, 2000, options were exercised for 594,993 shares of Class A Common Stock, resulting in an increase to Common Stock of $5,950 and an increase to Paid-in-capital of $32,706,000, which included a tax benefit associated with the transactions of $20,536,000. As a result of an option transaction, the Company received 44,539 Class A Common Stock shares as payment for the employee's cost of exercising the options. The Company has retained the 44,539 shares, resulting in an increase to Treasury Stock of $4,791,000, representing the fair value of the shares acquired at the date of exercise.

3. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

    In June 1999, the Financial Accounting Standards Board delayed the required adoption of SFAS No. 133 for companies with fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact that SFAS No. 133 will have on the Company's consolidated financial position and results of operations.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

4. EARNINGS PER SHARE

    The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations for "Income before extraordinary loss on extinguishment of debt" required by SFAS No. 128 (Earnings Per Share):

(Dollars in thousands, except for share and per-share data):

                                     THREE MONTHS ENDED MARCH 31, 2000         THREE MONTHS ENDED MARCH 31, 1999
                                  ---------------------------------------   ---------------------------------------
                                    INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                  -----------   -------------   ---------   -----------   -------------   ---------
Income before extraordinary
  items.........................    $20,802                                    $9,233
Less preferred stock
  dividends.....................       (135)                                     (135)
                                    -------                                    ------
Basic Earnings Per Share
Income before extraordinary
  items per share available to
  common stockholders...........     20,667      101,962,757      $0.20         9,098       90,648,528      $0.10
                                                                  =====                                     =====
Effect of Dilutive Securities
Warrants........................         --       13,711,330                       --       23,801,396
Options.........................         --        3,169,128                       --        2,042,910
Convertible Preferred Stock.....        135          550,669                      135          550,669
                                    -------      -----------                   ------      -----------
Diluted Earnings Per Share
Income before extraordinary
  items per share available to
  common stockholders...........    $20,802      119,393,884      $0.17        $9,233      117,043,503      $0.08
                                    =======      ===========      =====        ======      ===========      =====

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

YEAR ENDED MARCH 31, 2000 ("2000"), COMPARED TO YEAR ENDED MARCH 31, 1999
  ("1999")

    REVENUES. Net revenues were $181,543,000 in 2000 compared to $138,039,000 in 1999, an increase of $43,504,000 or 31.5%. The Network accounted for $19,674,000 or 45.2% of the increase, and the O&Os and Galavision accounted for $20,679,000 or 47.5% and $3,151,000 or 7.3%, respectively. The Network's increase is due primarily to an increase of approximately 29% in the average price of advertising spots and an increase in volume of approximately 8%. The O&Os' increase, on a same-station basis, after adjusting for the March 31, 1999, sale of the Albuquerque station, would have been $21,144,000. This increase at the O&Os is due primarily to an increase of approximately 6% in the number of spots sold and a 20% increase in the price for advertising spots. While there were increases at all the O&Os, the primary increases were derived from the Los Angeles, New York, Miami, San Francisco and Houston stations.

    EXPENSES. Direct operating expenses, which include corporate charges of $93,000 and $81,000 in 2000 and 1999, respectively, increased to $67,452,000 in
2000 from $52,789,000 in 1999, an increase of $14,663,000 or 27.8%. License fees paid or payable, under the Company's Program License Agreements, to Televisa and Venevision increased by $5,936,000 as a result of higher net revenues. The new program A QUE NO TE ATREVES increased programming costs by $1,312,000. The increase in all other programming costs associated with entertainment programs, novelas and movies was $1,680,000. Sports-related programming costs increased by $1,508,000, which includes approximately $1,193,000 related to the new show REPUBLICA DEPORTIVA and the GOLD CUP 2000 soccer games. News costs increased by $2,154,000, which includes $431,000 of costs for the new program ULTIMA HORA and $458,000 of net cost increases due to the addition of early morning news at the Los Angeles station, morning news at the New York and Miami stations and weekend news at the San Antonio station. Technical costs increased by $880,000 due in part to the support required for increased news programming and higher repair and maintenance costs. The incremental

Internet business start-up costs in direct operating expenses were $1,193,000. As a percentage of net revenues, direct operating expenses decreased from 38.2% in 1999 to 37.2% in 2000.

    Selling, general and administrative expenses, which include corporate charges of $3,195,000 and $3,100,000 in 2000 and 1999, respectively, increased to $50,991,000 in 2000 from $42,488,000 in 1999, an increase of $8,503,000 or
20%. The increase is due in part to selling costs of $2,412,000, resulting from higher sales, employee relocation and other compensation costs of $1,842,000, employee benefit costs of $366,000, costs associated with Univision's national advertising campaign of $989,000 and incremental Internet business start-up costs of $1,933,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 30.8% in 1999 to 28.1% in 2000.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $15,748,000 in 2000 from $15,241,000 in 1999, an increase of $507,000 or 3.3%.
The increase is due to an increase in depreciation related to increased capital expenditures that was partially offset by a decrease in goodwill amortization.

    OPERATING INCOME. As a result of the above factors, operating income increased to $47,352,000 in 2000 from $27,521,000 in 1999, an increase of $19,831,000 or 72.1%. As a percentage of net revenues, operating income increased from 19.9% in 1999 to 26.1% in 2000.

    INTEREST EXPENSE. Interest expense decreased to $6,317,000 in 2000 from $7,707,000 in 1999, a decrease of $1,390,000 or 18.0%. The decrease is due primarily to lower bank borrowings offset in part by higher interest rates during 2000 as compared to 1999.

    PROVISION FOR INCOME TAXES. In 2000, the Company reported an income tax provision of $19,887,000, representing $18,472,000 of current tax expense and $1,415,000 of deferred tax expense. In 1999, the Company reported an income tax provision of $10,083,000, representing $9,327,000 of current tax expense and $756,000 of deferred tax expense. The total effective tax rate was 48.9% in 2000 and 52.2% in 1999. The Company's effective tax rate of 48.9% for 2000 is lower than the 52.2% for 1999 since the Company's relatively fixed permanent non-deductible tax differences have a smaller effect as book pre-tax income increases.

    NET INCOME. As a result of the above factors, net income in 2000 was $20,802,000 compared to $6,622,000 in 1999, an increase of $14,180,000 or
214.1%. On a comparable basis, excluding the extraordinary loss on extinguishment of debt of $2,611,000, net of tax, in 1999 and the incremental Internet business start-up cost in 2000 of $1,892,000, net of tax, net income would have increased by $13,461,000 or 145.8% to $22,694,000 in 2000 from
$9,233,000 in 1999.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $66,388,000 in 2000 from $45,943,000 in 1999, an increase of $20,445,000 or 44.5%. As a percentage of net revenues, broadcast cash flow increased from 33.3% in 1999 to 36.6% in 2000.

    On a comparable basis, excluding the incremental Internet business start-up costs of $3,126,000, broadcast cash flow would have increased by $23,571,000 or 51.3% to $69,514,000 in 2000 from $45,943,000 in 1999. As a percentage of net revenues, broadcast cash flow would have increased from 33.3% in 1999 to 38.3% in 2000.

    CORPORATE CHARGES. Corporate charges increased to $3,288,000 in 2000 from $3,181,000 in 1999, an increase of $107,000 or 3.4%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 2.3% in 1999 to 1.8% in 2000.

    EBITDA.  EBITDA increased to $63,100,000 in 2000 from $42,762,000 in 1999, an increase of $20,338,000 or 47.6%. As a percentage of net revenues, EBITDA increased from 31.0% in 1999 to 34.8% in 2000.

    On a comparable basis, excluding the incremental Internet business start-up costs of $3,126,000, EBITDA would have increased by $23,464,000 or 54.9% to $66,226,000 in 2000 from $42,762,000 in 1999. As a percentage of net revenues, EBITDA would have increased from 31.0% in 1999 to 36.5% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include those of UTG, the Network, Univision Online and Galavision, totaled $12,802,000 for the three months ended March 31, 2000. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of completing upgrades to its management information systems infrastructure and the build-out of its television station facilities in Bakersfield and Phoenix. During 2000, the Company expects to incur approximately $10,000,000 to $15,000,000 in capital expenditures for the launch of its Internet business. Furthermore, the Company expects to make an investment in digital technology totaling approximately $25,000,000 over the next three years. The normal maintenance capital spending, the cost of certain projects and the Internet launch will result in capital spending in 2000 of approximately $80,000,000. The Company expects to fund its capital expenditure requirements primarily from its operating cash flow and, if necessary, from proceeds available under its Revolving Credit Facility (as defined below).

    The Company has a bank facility with a syndicate of commercial banks and other lenders that consists of a $192,000,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $187,500,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date. At March 31, 2000, the Company had $60,000,000 outstanding under its Revolving Credit Facility, allowing the Company the ability to borrow $127,500,000 from its Revolving Credit Facility.

    The Term Facility amortizes quarterly, with $35,100,000 required to be repaid in equal payments of $11,700,000 in June, September, and December of 2000. The Company was not required to make a quarterly payment in the first quarter of 2000 due to prepayments it made to the Term Facility in 1999. In the first quarter of 2000, the Company made an $8,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1999 operating results. The payment was funded by cash from operations. The Revolving Credit Facility has scheduled reductions in availability of $2,500,000 per quarter during 2000.

    Loans made under the bank facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. There are no interest rate margins applicable to prime rate loans. At March 31, 2000, the interest rate applicable to the Company's Eurodollar loans was approximately 6.50%, which includes an interest rate margin cost of 0.35%, and the interest rate applicable to all prime rate loans was 9.00%.

    The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's Eurodollar loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its Eurodollar loans at March 31, 2000, a change of 10% in interest rates would have an impact of approximately $1,650,000 on pre-tax earnings and pre-tax cash flows over a one-year period.

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

    As a result of net operating loss carryforwards, tax consequences of the reorganization of the Company in 1996 and other timing differences, the Company has available a deferred tax asset of $12,200,000 to offset future taxes payable arising from operations. In addition, at March 31, 2000, the Company had $439,400,000 of net remaining intangible assets that will be expensed over the next 19 years for financial reporting purposes and will not be deductible for tax purposes.

    On March 2, 2000, the Company lent $110,000,000 to Entravision Communications Company, LLC ("Entravision"), which increased the Company's convertible promissory note (the "Note") from $10,000,000 to $120,000,000. The Company provided the funding for this transaction by borrowing $60,000,000 from its Revolving Credit Facility and with cash from operations of $50,000,000. The Note matures on December 30, 2021, and is convertible at the option of the Company or upon an initial public offering by Entravision into a 40% equity interest in Entravision without any further consideration from the Company. The Company plans to convert the Note into an equity interest in Entravision prior to its public offering. The Company believes the book value of the note receivable approximates its fair value if converted.

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

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements (as defined under federal securities laws) made by or on behalf of the Company. The Company and its representatives from time to time may make certain oral or written forward-looking statements regarding the Company's performance or regarding events or developments the Company expects to occur or anticipates occurring in the future. Information in this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "will," "believes," "plans" or "expects," or the negative thereof or other variations thereon or comparable terminology. All such statements are based upon current expectations of the Company and involve a number of business risks and uncertainties. Actual results could vary materially from anticipated results described in any forward-looking statement. Factors that could cause actual results to vary materially include, but are not limited to, a lack of increase in advertisers' spending on Univision, a decrease in the supply or quality of programming, an increase in the cost of programming, a decrease in Univision's ratings or audience share, an increase in preference among Hispanics for English-language television, competitive pressures from other television broadcasters and other entertainment and news media (some of which use Televisa programming), the potential impact of new technologies, changes in regional or national economic conditions and regulatory and other obstacles to making acquisitions. Results actually achieved thus may differ materially from expected results in these statements.

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

                                                       UNIVISION COMMUNICATIONS INC.
                                                       (Registrant)

                                                       By              /s/ GEORGE W. BLANK
                                                            -----------------------------------------
                                                                         George W. Blank
May 3, 2000                                                        EXECUTIVE VICE PRESIDENT AND
Los Angeles, California                                              CHIEF FINANCIAL OFFICER