Form 10-Q
period 2000-06-30
UNIVISION COMMUNICATIONS INC
filed 2000-08-08
CIK 1017008

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

FOR THE QUARTER ENDED JUNE 30, 2000            COMMISSION FILE NUMBER: 001-12223

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

    There were 67,329,625 shares of Class A Common Stock, 19,981,045 shares of Class P Common Stock, 6,796,517 shares of Class T Common Stock and 8,918,582 of Class V Common Stock outstanding as of July 18, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:
Financial Introduction......................................      2

  Item 1. Consolidated Financial Statements

    Condensed Consolidated Balance Sheets at June 30, 2000
     and December 31, 1999..................................      3

    Condensed Consolidated Statements of Operations for the
     three and six months ended June 30, 2000 and 1999......      4

    Condensed Consolidated Statements of Cash Flows for the
     six months ended June 30, 2000 and 1999................      5

    Notes to the Condensed Consolidated Financial
     Statements.............................................      6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     11

  Item 3. Quantitative and Qualitative Disclosures About
    Market Risk.............................................     17

PART II--OTHER INFORMATION:

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     18

Item 6. Exhibits and Reports on form 8-K....................     18

PART I

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                             FINANCIAL INTRODUCTION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for December 31, 1999.

PART I, ITEM 1

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash......................................................  $   29,918      $ 22,558
  Accounts receivable, net..................................     126,350       136,096
  Program rights............................................       7,283         7,847
  Prepaid expenses and other................................      16,072        11,409
                                                              ----------      --------
    Total current assets....................................     179,623       177,910
Property and equipment, net.................................     227,962       205,181
Intangible assets, net......................................     531,904       551,240
Deferred financing costs, net...............................       4,738         5,402
Deferred income taxes.......................................      10,209        13,315
Program rights, less current portion........................       8,692         6,984
Note receivable--Entravision................................     120,000        10,000
Other assets................................................       3,753         4,425
                                                              ----------      --------
    Total assets............................................  $1,086,881      $974,457
                                                              ==========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $   86,393      $ 78,725
  Income taxes..............................................      23,233         6,026
  Accrued interest..........................................         408           373
  Accrued license fee.......................................       9,857         9,567
  Obligations for program rights............................       1,144           946
  Current portion of long-term debt.........................      84,618        46,264
                                                              ----------      --------
    Total current liabilities...............................     205,653       141,901
Long-term debt including accrued interest, less current
  portion...................................................     172,464       225,684
Capital lease obligations, less current portion.............      83,768        77,454
Other long-term liabilities.................................       5,813         6,550
                                                              ----------      --------
    Total liabilities.......................................     467,698       451,589
                                                              ----------      --------
Redeemable convertible 6% preferred stock, $.01 par value,
  with a conversion price of $16.34375 to Class A Common
  Stock (9,000 shares issued and outstanding at June 30,
  2000 and December 31, 1999, respectively).................       9,090         9,090
                                                              ----------      --------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares
    authorized).............................................          --            --
  Common stock, $.01 par value (492,000,000 shares
    authorized; 102,995,769 and 102,141,436 shares issued
    including shares in treasury, at June 30, 2000 and
    December 31, 1999, respectively)........................       1,030         1,021
  Paid-in-capital...........................................     474,474       427,397
  Retained earnings.........................................     156,782       102,762
                                                              ----------      --------
                                                                 632,286       531,180
  Less common stock held in treasury (508,590 shares at cost at June 30, 2000 and 464,051 shares at cost at December
    31, 1999)...............................................     (22,193)      (17,402)
                                                              ----------      --------
    Total stockholders' equity..............................     610,093       513,778
                                                              ----------      --------
Total liabilities and stockholders' equity..................  $1,086,881      $974,457
                                                              ==========      ========

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                        ---------------------------   ---------------------------
                                            2000           1999           2000           1999
                                        ------------   ------------   ------------   ------------
Net revenues..........................  $    231,073   $    172,432   $    412,616   $    310,471
Direct operating expenses.............        79,542         59,048        146,994        111,837
Selling, general and administrative
  expenses............................        63,249         47,063        114,240         89,551
Depreciation and amortization.........        16,439         15,377         32,187         30,618
                                        ------------   ------------   ------------   ------------
Operating income......................        71,843         50,944        119,195         78,465
Interest expense......................         6,796          6,940         13,113         14,647
Amortization of deferred financing
  costs...............................           338            360            684            720
Equity loss in unconsolidated
  affiliate...........................            --            134             --            272
                                        ------------   ------------   ------------   ------------
Income before taxes and extraordinary
  loss on extinguishment of debt......        64,709         43,510        105,398         62,826
Provision for income taxes............        31,221         22,900         51,108         32,983
                                        ------------   ------------   ------------   ------------
Income before extraordinary loss on
  extinguishment of debt..............        33,488         20,610         54,290         29,843
Extraordinary loss on extinguishment
  of debt, net of tax.................            --             --             --         (2,611)
                                        ------------   ------------   ------------   ------------
Net income............................        33,488         20,610         54,290         27,232
Preferred stock dividends.............          (135)          (135)          (270)          (270)
                                        ------------   ------------   ------------   ------------
Net income available to common
  stockholders........................  $     33,353   $     20,475   $     54,020   $     26,962
                                        ============   ============   ============   ============
BASIC EARNINGS PER SHARE
Income per share available to common
  stockholders before extraordinary
  loss................................  $       0.33   $       0.22   $       0.53   $       0.32
Extraordinary loss per share..........            --             --             --          (0.03)
                                        ------------   ------------   ------------   ------------
Net income per share available to
  common stockholders.................  $       0.33   $       0.22   $       0.53   $       0.29
                                        ============   ============   ============   ============
Weighted average common shares
  outstanding.........................   102,318,559     92,310,092    102,140,658     91,483,902
                                        ============   ============   ============   ============
DILUTED EARNINGS PER SHARE
Income per share available to common
  stockholders before extraordinary
  loss................................  $       0.28   $       0.17   $       0.45   $       0.25
Extraordinary loss per share..........            --             --             --          (0.02)
                                        ------------   ------------   ------------   ------------
Net income per share available to
  common stockholders.................  $       0.28   $       0.17   $       0.45   $       0.23
                                        ============   ============   ============   ============
Weighted average common shares
  outstanding.........................   119,587,594    117,928,845    119,490,739    117,490,766
                                        ============   ============   ============   ============

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED JUNE 30,

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                2000        1999
                                                              ---------   --------
Net income..................................................  $  54,290   $27,232
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation..............................................     12,821    11,029
  Loss on sale of fixed assets..............................          3       197
  Equity loss in unconsolidated subsidiary..................         --       272
  Amortization of intangible assets and deferred financing
    costs...................................................     20,050    20,309
  Extraordinary loss on extinguishment of debt..............         --     2,611
Changes in assets and liabilities:
  Accounts receivable.......................................      9,746    (5,755)
  Intangible assets.........................................        (30)      (25)
  Deferred income taxes.....................................      3,106     3,298
  License fees payable......................................     60,698    46,224
  Payment of license fees...................................    (60,408)  (45,675)
  Program rights............................................     (1,144)   (2,039)
  Prepaid expenses and other assets.........................     (3,991)   (5,585)
  Accounts payable and accrued liabilities..................      7,675    (6,736)
  Income taxes..............................................     17,207    10,829
  Income tax benefit from options exercised.................     29,494     5,380
  Accrued interest..........................................      4,315     4,047
  Obligations for program rights............................       (302)       49
  Other, net................................................       (237)      721
                                                              ---------   -------
Net cash provided by operating activities...................    153,293    66,383
                                                              ---------   -------
Cash flow from investing activities:
  Increased investment in Entravision.......................   (110,000)       --
  Capital expenditures......................................    (27,084)  (12,370)
  Proceeds from sale of fixed assets........................          9         1
  Proceeds from sale of Albuquerque station.................         --     1,000
  Investment in unconsolidated affiliate....................         --    (1,000)
                                                              ---------   -------
Net cash used in investing activities.......................   (137,075)  (12,369)
                                                              ---------   -------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt..................     60,000    59,000
  Purchase of Junior Subordinated Notes.....................         --   (17,998)
  Repayment of long-term debt...............................    (81,369)  (99,310)
  Exercise of options.......................................     12,801     5,996
  Preferred stock dividends paid............................       (270)     (270)
  Increase in deferred financing costs......................        (20)       --
                                                              ---------   -------
Net cash used in financing activities.......................     (8,858)  (52,582)
                                                              ---------   -------
Net increase in cash........................................      7,360     1,432
Cash beginning of year......................................     22,558    12,966
                                                              ---------   -------
Cash end of period..........................................  $  29,918   $14,398
                                                              =========   =======
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $   9,140   $10,560
                                                              =========   =======
  Income taxes paid.........................................  $   1,579   $14,088
                                                              =========   =======

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

                                  (UNAUDITED)

1. ORGANIZATION OF THE COMPANY

    Univision Communications Inc. ("Univision" or the "Company") is the leading Spanish-language television broadcast company in the United States. The Company includes the Univision Network (the "Network"), the most-watched Spanish-language television network in the United States; Univision Television Group ("UTG"), which owns and operates 12 full-power and 7 low-power television stations (the "O&Os"), including full-power stations in 11 of the top 15 U.S. Hispanic markets; Galavision, the country's leading Spanish-language cable network; and Univision Online, which operates the Company's Internet portal, UNIVISION.COM. Our signal covers 92 percent of all U.S. Hispanic households through our O&Os, affiliated stations and cable affiliates.

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

2. STOCK SPLIT

    Univision's Board of Directors approved a two-for-one stock split for all common stockholders of record as of July 28, 2000. The common stock split will become effective in the form of a stock dividend payable on August 11, 2000. Each stockholder will receive one new share of common stock for each outstanding share of the Company's common stock held as of the record date. The dividend will double the number of outstanding shares of Class A Common Stock to approximately 134.7 million, the outstanding shares of Class P Common Stock to approximately 40 million, the outstanding shares of Class T Common Stock to approximately 13.6 million, and the outstanding shares of Class V Common Stock to approximately 17.8 million. All references to the number of shares and to per-share data included in this document have not been adjusted to reflect the new stock split that will become effective August 11, 2000,

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

2. STOCK SPLIT (CONTINUED)
except for the pro forma earnings per share data presented below that has been shown to give effect to the new stock split as if it happened on June 30, 2000 and 1999.

                                                                PRO FORMA
                                        ---------------------------------------------------------
                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                        ---------------------------   ---------------------------
                                            2000           1999           2000           1999
                                        ------------   ------------   ------------   ------------
BASIC EARNINGS PER SHARE
Income per share available to common
  stockholders before extraordinary
  loss................................  $       0.16   $       0.11   $       0.26   $       0.16
Extraordinary loss per share..........            --             --             --          (0.01)
                                        ------------   ------------   ------------   ------------
Net income per share available to
  common stockholders.................  $       0.16   $       0.11   $       0.26   $       0.15
                                        ============   ============   ============   ============
Weighted average common shares
  outstanding.........................   204,637,118    184,620,184    204,281,316    182,967,804
                                        ============   ============   ============   ============
DILUTED EARNINGS PER SHARE
Income per share available to common
  stockholders before extraordinary
  loss................................  $       0.14   $       0.09   $       0.23   $       0.13
Extraordinary loss per share..........            --             --             --          (0.01)
                                        ------------   ------------   ------------   ------------
Net income per share available to
  common stockholders.................  $       0.14   $       0.09   $       0.23   $       0.12
                                        ============   ============   ============   ============
Weighted average common shares
  outstanding.........................   239,175,188    235,857,690    238,981,478    234,981,532
                                        ============   ============   ============   ============

3. OPTIONS & TREASURY STOCK

    During the three months ended June 30, 2000, options were exercised for 259,340 shares of Class A Common Stock, resulting in an increase to Common Stock of $2,593 and an increase to Paid-in-capital of $14,371,000, which included a tax benefit associated with the transactions of $8,958,000. During the six months ended June 30, 2000, options were exercised for 854,333 shares of Class A Common Stock, resulting in an increase to Common Stock of $8,543 and an increase to Paid-in-capital of $47,077,000, which included a tax benefit associated with the transactions of $29,494,000. During the six months ended June 30, 2000, as a result of an option transaction, the Company received 44,539 Class A Common Stock shares as payment for the employee's cost of exercising the options. The Company has retained the 44,539 shares, resulting in an increase to Treasury Stock of $4,791,000, representing the fair value of the shares acquired at the date of exercise.

4. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

4. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED) other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    In June 1999, the Financial Accounting Standards Board delayed the required adoption of SFAS No. 133 for companies with fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact that SFAS No. 133 will have on the Company's consolidated financial position and results of operations.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

5. EARNINGS PER SHARE

    The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations for "Income before extraordinary loss on extinguishment of debt" required by SFAS No. 128 (Earnings Per Share):

(Dollars in thousands, except for share and per-share data):

                                     THREE MONTHS ENDED JUNE 30, 2000          THREE MONTHS ENDED JUNE 30, 1999
                                  ---------------------------------------   ---------------------------------------
                                    INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                  -----------   -------------   ---------   -----------   -------------   ---------
Income before extraordinary
  items.........................    $33,488                                 $   20,610
Less preferred stock
  dividends.....................       (135)                                      (135)
                                    -------                                 ----------
Basic Earnings Per Share:
Income before extraordinary
  items per share available to
  common stockholders...........     33,353      102,318,559      $0.33         20,475      92,310,092      $0.22
                                                                  =====                                     =====
Effect of Dilutive Securities
Warrants........................         --       13,711,416                        --      22,386,788
Options.........................         --        3,006,950                        --       2,681,296
Convertible Preferred Stock.....        135          550,669                       135         550,669
                                    -------      -----------                ----------     -----------
Diluted Earnings Per Share:
Income before extraordinary
  items per share available to
  common stockholders...........    $33,488      119,587,594      $0.28     $   20,610     117,928,845      $0.17
                                    =======      ===========      =====     ==========     ===========      =====

                                      SIX MONTHS ENDED JUNE 30, 2000            SIX MONTHS ENDED JUNE 30, 1999
                                  ---------------------------------------   ---------------------------------------
                                    INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                  -----------   -------------   ---------   -----------   -------------   ---------
Income before extraordinary
  items.........................    $54,290                                 $   29,843
Less preferred stock
  dividends.....................       (270)                                      (270)
                                    -------                                 ----------
Basic Earnings Per Share:
Income before extraordinary
  items per share available to
  common stockholders...........     54,020      102,140,658      $0.53         29,573      91,483,902      $0.32
                                                                  =====                                     =====
Effect of Dilutive Securities
Warrants........................         --       13,711,373                        --      23,094,092
Options.........................         --        3,088,039                        --       2,362,103
Convertible Preferred Stock.....        270          550,669                       270         550,669
                                    -------      -----------                ----------     -----------
Diluted Earnings Per Share:
Income before extraordinary
  items per share available to
  common stockholders...........    $54,290      119,490,739      $0.45     $   29,843     117,490,766      $0.25
                                    =======      ===========      =====     ==========     ===========      =====

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

6. SUBSEQUENT EVENTS

    On August 7, 2000, the Company converted its $120,000,000 convertible promissory note into an approximate 20% equity interest, on a fully diluted basis, in Entravision Communications Corporation ("Entravision"), which began trading on the New York Stock Exchange on August 2, 2000. Furthermore, on
August 7, 2000, the Company invested an additional $100,000,000 to purchase approximately an additional 6% equity interest in Entravision on a fully diluted basis. The Company provided the funding for this transaction by borrowing $60,000,000 from its Revolving Credit Facility and with cash from operations of $40,000,000. Consequently, the Company has an investment in Entravision of $220,000,000 and an approximate 26% equity interest in Entravision on a fully diluted basis.

    Effective August 7, 2000, Henry G. Cisneros resigned as President and Chief Operating Officer of the Company and as a member of Univision's Board of Directors. Mr. Cisneros will form a new company, American CityVista, to build residential communities in the central areas of selected metropolitan regions.
A. Jerrold Perenchio, Chairman and Chief Executive Officer of Univision, will assume Mr. Cisneros' responsibilities for the near-term.

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

SIX MONTHS ENDED JUNE 30, 2000 ("2000"), COMPARED TO SIX MONTHS ENDED JUNE 30,
  1999 ("1999")

    REVENUES. Net revenues were $412,616,000 in 2000 compared to $310,471,000 in 1999, an increase of $102,145,000 or 32.9%. The Network accounted for $47,592,000 or 46.6% of the increase, and the O&Os and Galavision accounted for $48,437,000 or 47.4% and $6,116,000 or 6%, respectively. The Network's increase is due primarily to an increase of approximately 26% in the average price of advertising spots and an increase in volume of approximately 10%. The O&Os' increase, on a same-station basis, after adjusting for the March 31, 1999, sale of the Albuquerque station, would have been $47,972,000. This increase at the O&Os is due primarily to an increase of approximately 8% in the number of spots sold and a 15% increase in the price for advertising spots. While there were increases at all the O&Os, the primary increases were derived from the Los Angeles, New York, Miami, San Francisco and Houston stations.

    EXPENSES. Direct operating expenses, which include corporate charges of $190,000 and $168,000 in 2000 and 1999, respectively, increased to $146,994,000 in 2000 from $111,837,000 in 1999, an increase of $35,157,000 or 31.4%. License fees paid or payable, under the Company's Program License Agreements, to Televisa and Venevision increased by $14,603,000 as a result of higher net revenues. The new program A QUE NO TE ATREVES increased programming costs by $2,379,000 and purchased novelas increased programming costs by $1,313,000. The increase in all other programming costs associated with entertainment programs and movies was $2,395,000. Sports-related programming costs increased by $1,917,000, which includes approximately $1,366,000 related to the new shows REPUBLICA DEPORTIVA and the GOLD CUP 2000 soccer games. News costs increased by $5,214,000, which includes $847,000 of costs for the new program ULTIMA HORA, $646,000 of costs for increased airings of AQUI Y AHORA and $989,000 of net cost increases due to the addition of early morning news at the Los Angeles station, morning news at the New York and Miami stations and weekend news at the San Antonio station. Technical costs increased by $2,165,000 due in part to the support required for increased news programming and higher repair and maintenance costs. The incremental Internet business start-up costs in direct operating expenses were $5,171,000. As a percentage of net revenues, direct operating expenses decreased from 36.0% in 1999 to 35.6% in 2000.

    Selling, general and administrative expenses, which include corporate charges of $6,541,000 and $6,306,000 in 2000 and 1999, respectively, increased to $114,240,000 in 2000 from $89,551,000 in 1999, an increase of $24,689,000 or
27.6%. The increase is due in part to compensation, severance and relocation costs of $5,385,000, selling costs of $4,569,000 resulting from higher sales, costs associated with Univision's national advertising campaign of $3,664,000, employee benefit costs of $551,000 and incremental Internet business start-up costs of $5,425,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 28.8% in 1999 to 27.7% in 2000.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $32,187,000 in 2000 from $30,618,000 in 1999, an increase of $1,569,000 or 5.1%.
The increase is due to an increase in depreciation related to increased capital expenditures that was partially offset by a decrease in goodwill amortization.

    OPERATING INCOME. As a result of the above factors, operating income increased to $119,195,000 in 2000 from $78,465,000 in 1999, an increase of
$40,730,000 or 51.9%. As a percentage of net revenues, operating income increased from 25.3% in 1999 to 28.9% in 2000.

    INTEREST EXPENSE. Interest expense decreased to $13,113,000 in 2000 from $14,647,000 in 1999, a decrease of $1,534,000 or 10.5%. The decrease is due primarily to lower bank borrowings offset in part by higher interest rates during 2000 as compared to 1999.

    PROVISION FOR INCOME TAXES. In 2000, the Company reported an income tax provision of $51,108,000, representing $47,402,000 of current tax expense and $3,706,000 of deferred tax expense. In 1999, the Company reported an income tax provision of $32,983,000, representing $29,685,000 of current tax expense and $3,298,000 of deferred tax expense. The total effective tax rate was 48.5% in 2000 and 52.5% in 1999. The Company's effective tax rate of 48.5% for 2000 is lower than the 52.5% for 1999 since the Company's relatively fixed permanent non-deductible tax differences have a smaller effect as book pre-tax income increases.

    NET INCOME. As a result of the above factors, net income in 2000 was $54,290,000 compared to $27,232,000 in 1999, an increase of $27,058,000 or
99.4%. On a comparable basis, excluding the extraordinary loss on extinguishment of debt of $2,611,000, net of tax, in 1999 and the incremental Internet business start-up cost in 2000 of $6,389,000, net of tax, net income would have increased by $30,836,000 or 103.3% to $60,679,000 in 2000 from $29,843,000 in 1999. As a percentage of net revenues, net income increased from 8.8% in 1999 to 13.2% in 2000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $158,113,000 in 2000 from $115,557,000 in 1999, an increase of $42,556,000 or 36.8%. As a percentage of net revenues, broadcast cash flow increased from 37.2% in 1999 to 38.3% in 2000.

    On a comparable basis, excluding the incremental Internet business start-up costs of $10,596,000, broadcast cash flow would have increased by $53,152,000 or 46% to $168,709,000 in 2000 from $115,557,000 in 1999. As a percentage of net revenues, broadcast cash flow would have increased from 37.2% in 1999 to 40.9% in 2000.

    CORPORATE CHARGES. Corporate charges increased to $6,731,000 in 2000 from $6,474,000 in 1999, an increase of $257,000 or 4%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 2.1% in 1999 to 1.6% in 2000.

    EBITDA.  EBITDA increased to $151,382,000 in 2000 from $109,083,000 in 1999, an increase of $42,299,000 or 38.8%. As a percentage of net revenues, EBITDA increased from 35.1% in 1999 to 36.7% in 2000.

    On a comparable basis, excluding the incremental Internet business start-up costs of $10,596,000, EBITDA would have increased by $52,895,000 or 48.5% to $161,978,000 in 2000 from $109,083,000 in 1999. As a percentage of net revenues, EBITDA would have increased from 35.1% in 1999 to 39.3% in 2000.

THREE MONTHS ENDED JUNE 30, 2000 ("2000"), COMPARED TO THREE MONTHS ENDED
  JUNE 30, 1999 ("1999")

    REVENUES. Net revenues were $231,073,000 in 2000 compared to $172,432,000 in 1999, an increase of $58,641,000 or 34%. The Network accounted for $27,918,000 or 47.6% of the increase, and the O&Os and Galavision accounted for $27,758,000 or 47.3% and $2,965,000 or 5.1%, respectively. The Network's increase is due primarily to an increase of approximately 27% in the average price of advertising spots and an increase in volume of approximately 13%. The increase at the O&Os is due primarily to an increase of approximately 12% in the price for advertising spots and approximately 10% in the number of spots sold. While there were increases at all the O&Os, the primary increases were derived from the Los Angeles, New York, Miami, San Francisco and Houston stations.

    EXPENSES. Direct operating expenses, which include corporate charges of $97,000 and $87,000 in 2000 and 1999, respectively, increased to $79,542,000 in
2000 from $59,048,000 in 1999, an increase of $20,494,000 or 34.7%. License fees paid or payable, under the Company's Program License Agreements, to Televisa and Venevision increased by $8,667,000 as a result of higher net revenues. The new program A QUE NO TE ATREVES increased programming costs by $1,067,000 and purchased novelas increased programming costs by $719,000. The increase in all other programming costs associated with entertainment programs and movies was $1,309,000. Sports-related programming costs increased by $409,000, which includes approximately $166,000 related to the new show REPUBLICA DEPORTIVA. News costs increased by $3,060,000, which includes $416,000 of costs for the new program ULTIMA HORA, $501,000 of costs for increased airings of AQUI Y AHORA and $531,000 of net cost increases due to the addition of early morning news at the Los Angeles station, morning news at the New York and Miami stations and weekend news at the San Antonio station. Technical costs increased by $1,285,000 due in part to the support required for increased news programming and higher repair and maintenance costs. The incremental Internet business start-up costs in direct operating expenses were $3,978,000. As a percentage of net revenues, direct operating expenses increased from 34.2% in 1999 to 34.4% in 2000.

    Selling, general and administrative expenses, which include corporate charges of $3,346,000 and $3,206,000 in 2000 and 1999, respectively, increased to $63,249,000 in 2000 from $47,063,000 in 1999, an increase of $16,186,000 or
34.4%. The increase is due in part to severance and compensation costs of $3,543,000, selling costs of $3,146,000 resulting from higher sales, costs associated with Univision's national advertising campaign of $2,675,000, employee benefit costs of $185,000 and incremental Internet business start-up costs of $3,492,000. As a percentage of net revenues, selling, general and administrative expenses increased from 27.3% in 1999 to 27.4% in 2000.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $16,439,000 in 2000 from $15,377,000 in 1999, an increase of $1,062,000 or 6.9%.
The increase is due to an increase in depreciation related to increased capital expenditures that was partially offset by a decrease in goodwill amortization.

    OPERATING INCOME. As a result of the above factors, operating income increased to $71,843,000 in 2000 from $50,944,000 in 1999, an increase of $20,899,000 or 41%. As a percentage of net revenues, operating income increased from 29.5% in 1999 to 31.1% in 2000.

    INTEREST EXPENSE. Interest expense decreased to $6,796,000 in 2000 from $6,940,000 in 1999, a decrease of $144,000 or 2.1%. The decrease is due primarily to lower bank borrowings offset in part by higher interest rates during 2000 as compared to 1999.

    PROVISION FOR INCOME TAXES. In 2000, the Company reported an income tax provision of $31,221,000, representing $28,930,000 of current tax expense and $2,291,000 of deferred tax expense. In 1999, the Company reported an income tax provision of $22,900,000, representing $20,358,000 of current tax expense and $2,542,000 of deferred tax expense. The total effective tax rate was 48.2% in 2000 and 52.6% in 1999. The Company's effective tax rate of 48.2% for 2000 is lower than the 52.6% for 1999 since the Company's relatively fixed permanent non-deductible tax differences have a smaller effect as book pre-tax income increases.

    NET INCOME. As a result of the above factors, net income in 2000 was $33,488,000 compared to $20,610,000 in 1999, an increase of $12,878,000 or
62.5%. On a comparable basis, excluding the incremental Internet business start-up cost in 2000 of $4,497,000, net of tax, net income would have increased by $17,375,000 or 84.3% to $37,985,000 in 2000 from $20,610,000 in 1999. As a percentage of net revenues, net income increased from 12% in 1999 to 14.5% in 2000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $91,725,000 in 2000 from $69,614,000 in 1999, an increase of $22,111,000 or 31.8%. As a percentage of net revenues, broadcast cash flow decreased from 40.4% in 1999 to 39.7% in 2000.

    On a comparable basis, excluding the incremental Internet business start-up costs of $7,470,000, broadcast cash flow would have increased by $29,581,000 or 42.5% to $99,195,000 in 2000 from $69,614,000 in 1999. As a percentage of net revenues, broadcast cash flow would have increased from 40.4% in 1999 to 42.9% in 2000.

    CORPORATE CHARGES. Corporate charges increased to $3,443,000 in 2000 from $3,293,000 in 1999, an increase of $150,000 or 4.6%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 1.9% in 1999 to 1.5% in 2000.

    EBITDA.  EBITDA increased to $88,282,000 in 2000 from $66,321,000 in 1999, an increase of $21,961,000 or 33.1%. As a percentage of net revenues, EBITDA decreased from 38.5% in 1999 to 38.2% in 2000.

    On a comparable basis, excluding the incremental Internet business start-up costs of $7,470,000, EBITDA would have increased by $29,431,000 or 44.4% to $95,752,000 in 2000 from $66,321,000 in 1999. As a percentage of net revenues, EBITDA would have increased from 38.5% in 1999 to 41.4% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include those of UTG, the Network, Univision Online and Galavision, totaled $27,084,000 for the six months ended June 30, 2000. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of completing upgrades to its management information systems infrastructure and the build-out of its television station facilities in Bakersfield and Phoenix. During 2000, the Company plans to incur approximately $15,000,000 in capital expenditures for the launch of its Internet business and approximately $20,000,000 in broadcast equipment and studio leasehold improvements for new Network programming. Furthermore, the Company expects to make an investment in digital technology totaling approximately $25,000,000 over the next three years. The normal maintenance capital spending, the cost of certain projects and the Internet launch will result in capital spending in 2000 of approximately $100,000,000. The Company expects to fund its capital expenditure requirements primarily from its operating cash flow and, if necessary, from proceeds available under its Revolving Credit Facility (as defined below).

    The Company has a bank facility with a syndicate of commercial banks and other lenders that consists of a $180,300,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $185,000,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date. At June 30, 2000, the Company had no debt outstanding under its Revolving Credit Facility, allowing the Company the ability to borrow $185,000,000 from its Revolving Credit Facility.

    The Term Facility amortizes quarterly, with $23,400,000 required to be repaid in equal payments of $11,700,000 in September and December of 2000. The Company was not required to make a quarterly payment in the first quarter of 2000 due to prepayments it made to the Term Facility in 1999. For the six months ended June 30, 2000, the Company paid the required June 2000 payment of $11,700,000 and made an $8,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1999 operating results. The payments were funded by cash from operations. The Revolving Credit Facility has scheduled reductions in availability of $2,500,000 per quarter during 2000.

    Loans made under the bank facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. There are no interest rate margins applicable to prime rate loans. At June 30, 2000, the interest rate applicable to the Company's Eurodollar loans was approximately 7.00%, which includes an interest rate margin cost of 0.35%, and the interest rate applicable to all prime rate loans was 9.50%.

    The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's Eurodollar loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its Eurodollar loans at June 30, 2000, a change of 10% in interest rates would have an impact of approximately $1,300,000 on pre-tax earnings and pre-tax cash flows over a one-year period.

    Univision Online made a soft launch of its Internet portal on June 21, 2000, for testing purposes and began to advertise UNIVISION.COM in the Los Angeles market in the middle of July 2000. Univision Online expects to advertise UNIVISION.COM nationally by the end of 2000. Due to the uncertainties accompanying the launch of this new business, management is unable to predict whether or when Univision's online services will become successful; the online operations are expected to produce a loss in 2000 and no assurances can be given that the Company's online operations will achieve profitability thereafter.

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

    As a result of net operating loss carryforwards, tax consequences of the reorganization of the Company in 1996 and other timing differences, the Company has available a deferred tax asset of $10,209,000 to offset future taxes payable arising from operations. In addition, at June 30, 2000, the Company had $432,300,000 of net remaining intangible assets that will be expensed over the next 19 years for financial reporting purposes and will not be deductible for tax purposes.

    On August 7, 2000, the Company converted its $120,000,000 convertible promissory note into an approximate 20% equity interest, on a fully diluted basis, in Entravision, which began trading on the New York Stock Exchange on August 2, 2000. Furthermore, on August 7, 2000, the Company invested an additional $100,000,000 to purchase approximately an additional 6% equity interest in Entravision on a fully diluted basis. The Company provided the funding for this transaction by borrowing $60,000,000 from its Revolving Credit Facility and with cash from operations of $40,000,000. Consequently, the Company has an investment in Entravision of $220,000,000 and an approximate 26% equity interest in Entravision on a fully diluted basis.

    On July 18, 2000, the Federal Communications Commission released a Public Notice giving official notification that the Company was the winning bidder for a construction permit for a new television station at Blanco, Texas, with a winning bid of $18,798,000. On August 1, 2000, the Company made its required 20% down payment of $3,759,600 pending final approval by the Federal Communications Commission. The details and costs regarding the construction of the new station are still in the planning phase.

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

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements (as defined under federal securities laws) made by or on behalf of the Company. The Company and its representatives from time to time may make certain oral or written forward-looking statements regarding the Company's performance or regarding events or developments the Company expects to occur or anticipates occurring in the future. Information in this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "will," "plans" or "expects," or the negative thereof or other variations thereon or comparable terminology. All such statements are based upon current expectations of the Company and involve a number of business risks and uncertainties. Actual results could vary materially from anticipated results described in any forward-looking statement. Factors that could cause actual results to vary materially include, but are not limited to, a lack of increase in advertisers' spending on Univision, a decrease in the supply or quality of programming, an increase in the cost of programming, a decrease in Univision's ratings or audience share, an increase in preference among Hispanics for English-language television, competitive pressures from other television broadcasters and other entertainment and news media (some of which use Televisa programming), the potential impact of new technologies, changes in regional or national economic conditions and regulatory and other obstacles to making acquisitions. Results actually achieved thus may differ materially from expected results in these statements.

PART I

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is included in the "Liquidity and Capital Resources" section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this document.

                         UNIVISION COMMUNICATIONS INC.
                           PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders was held on May 24, 2000 at which stockholders elected and reelected Directors and an Alternate Director, ratified the Amended and Restated 1996 Performance Award Plan and also ratified the appointment of Arthur Andersen LLP as the Company's independent public accountant for the fiscal year 2000. The number of shares of the Company's
Class A, Class P, Class V and Series A Cumulative Convertible Preferred Stock ("Series A") present at the meeting, by proxy or in person, collectively represented 96% of the voting interest of all shares of the aforementioned classes of stock outstanding and eligible to vote at the Annual Meeting.

    The holders of the Class A, Class P and Series A stock reelected all six Class A/P Directors as follows:

                                                VOTES
NOMINEES                       VOTES FOR       WITHHELD
--------                      -----------      --------
A. Jerrold Perenchio          260,968,659      275,940
Henry Cisneros                260,831,473      413,126
Harold Gaba                   260,967,772      276,827
Alan F. Horn                  260,967,364      277,235
John G. Perenchio             260,725,084      519,515
Ray Rodriguez                 260,848,660      395,939

    The holders of the Class V Common Stock elected Alejandro Rivera as the Class V Director and Carlos E. Cisneros as the Class V Alternate Director. All 8,918,582 shares of Class V Common Stock present at the meeting were voted in favor of their election. Carlos E. Cisneros and Henry Cisneros are not related.

    Jose A. Baston Patino and Alfonso de Angoitia continue to serve as the Class T Director and Class T Alternate until such individual's successor is elected or until such individual's earlier resignation or removal.

    The votes cast by the holders of Class A, Class P, Class V and Series A for the ratification of the Amended and Restated 1996 Performance Award Plan were as follows: 245,285,453 for, 17,402,967 withheld and 7,474,761 abstained.

    The votes cast by the holders of Class A, Class P, Class V and Series A for the ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountant were as follows: 270,114,549 for, 10,532 withheld and 38,100 abstained.

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

                                                       UNIVISION COMMUNICATIONS INC.
                                                       (Registrant)

                                                       By              /s/ GEORGE W. BLANK
                                                            -----------------------------------------
                                                                         George W. Blank
August 8, 2000                                                     EXECUTIVE VICE PRESIDENT AND
Los Angeles, California                                              CHIEF FINANCIAL OFFICER