Form 10-Q
period 2000-09-30
UNIVISION COMMUNICATIONS INC
filed 2000-11-13
CIK 1017008

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2000       COMMISSION FILE NUMBER: 001-12223

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

    There were 135,051,650 shares of Class A Common Stock, 39,962,090 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of October 17, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Financial Introduction......................................      2

  Item 1. Consolidated Financial Statements

    Condensed Consolidated Balance Sheets at September 30,
     2000 and December 31, 1999.............................      3

    Condensed Consolidated Statements of Operations for the
     three and nine months ended September 30, 2000 and
     1999...................................................      4

    Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 2000 and 1999..........      5

    Notes to the Condensed Consolidated Financial
     Statements.............................................      6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     10

  Item 3. Quantitative and Qualitative Disclosures About
    Market Risk.............................................     17

PART II--OTHER INFORMATION:

Item 6. Exhibits and Reports on form 8-K....................     18

PART I

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                             FINANCIAL INTRODUCTION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for December 31, 1999.

PART I, ITEM 1

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                              SEPTEMBER 30,
                                                                  2000        DECEMBER 31,
                                                               (UNAUDITED)        1999
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash......................................................    $   30,020      $ 22,558
  Accounts receivable, net..................................       118,141       136,096
  Program rights............................................         9,735         7,847
  Prepaid expenses and other................................        19,627        11,409
                                                                ----------      --------
    Total current assets....................................       177,523       177,910
Property and equipment, net.................................       237,994       205,181
Intangible assets, net......................................       522,220       551,240
Deferred financing costs, net...............................         4,400         5,402
Deferred income taxes.......................................         7,795        13,315
Program rights, less current portion........................         8,409         6,984
Investment in unconsolidated subsidiaries...................       344,135            --
Note receivable--Entravision................................            --        10,000
Other assets................................................         4,354         4,425
                                                                ----------      --------
    Total assets............................................    $1,306,830      $974,457
                                                                ==========      ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $   92,482      $ 78,725
  Income taxes..............................................        28,823         6,026
  Accrued interest..........................................           836           373
  Accrued license fee.......................................        10,960         9,567
  Obligations for program rights............................         1,244           946
  Current portion of long-term debt.........................        86,757        46,264
                                                                ----------      --------
    Total current liabilities...............................       221,102       141,901
Long-term debt including accrued interest, less current
  portion...................................................       337,554       225,684
Capital lease obligations, less current portion.............        82,783        77,454
Other long-term liabilities.................................         5,223         6,550
                                                                ----------      --------
    Total liabilities.......................................       646,662       451,589
                                                                ----------      --------
Redeemable convertible 6% preferred stock, $.01 par value,
  with a conversion price of $8.171875 to Class A Common
  Stock (9,000 shares issued and outstanding at September
  30, 2000 and December 31, 1999, respectively).............         9,090         9,090
                                                                ----------      --------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares
    authorized).............................................            --            --
  Common stock, $.01 par value (492,000,000 shares
    authorized; 206,443,938 and 204,282,872 shares issued
    including shares in treasury, at September 30, 2000 and
    December 31, 1999, respectively)........................         2,064         2,043
  Paid-in-capital...........................................       486,940       426,375
  Retained earnings.........................................       184,267       102,762
                                                                ----------      --------
                                                                   673,271       531,180
  Less common stock held in treasury (1,017,180 shares at
    cost at September 30, 2000 and 908,102 shares at cost at
    December 31, 1999)......................................       (22,193)      (17,402)
                                                                ----------      --------
    Total stockholders' equity..............................       651,078       513,778
                                                                ----------      --------
Total liabilities and stockholders' equity..................    $1,306,830      $974,457
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

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                -------------------------   -------------------------
                                                   2000          1999          2000          1999
                                                -----------   -----------   -----------   -----------
Net revenues..................................  $   211,989   $   177,301   $   624,605   $   487,772
Direct operating expenses.....................       78,349        61,606       225,343       173,443
Selling, general and administrative
  expenses....................................       54,945        46,002       169,185       135,553
Depreciation and amortization.................       17,160        15,572        49,347        46,190
                                                -----------   -----------   -----------   -----------
Operating income..............................       61,535        54,121       180,730       132,586
Interest expense..............................        7,538         6,630        20,651        21,277
Amortization of deferred financing costs......          338           361         1,022         1,081
Equity loss in unconsolidated subsidiaries....           72           133            72           405
                                                -----------   -----------   -----------   -----------
Income before taxes and extraordinary
  loss on extinguishment of debt..............       53,587        46,997       158,985       109,823
Provision for income taxes....................       25,967        24,567        77,075        57,550
                                                -----------   -----------   -----------   -----------
Income before extraordinary loss on
  extinguishment of debt......................       27,620        22,430        81,910        52,273
Extraordinary loss on extinguishment of
  debt, net of tax............................           --            --            --        (2,611)
                                                -----------   -----------   -----------   -----------
Net income....................................       27,620        22,430        81,910        49,662
Preferred stock dividends.....................         (135)         (135)         (405)         (405)
                                                -----------   -----------   -----------   -----------
Net income available to common
  stockholders................................  $    27,485   $    22,295   $    81,505   $    49,257
                                                ===========   ===========   ===========   ===========
BASIC EARNINGS PER SHARE
Income per share available to common
  stockholders before extraordinary loss......  $      0.13   $      0.11   $      0.40   $      0.27
Extraordinary loss per share..................           --            --            --         (0.01)
                                                -----------   -----------   -----------   -----------
Net income per share available to
  common stockholders.........................  $      0.13   $      0.11   $      0.40   $      0.26
                                                ===========   ===========   ===========   ===========
Weighted average common shares
  outstanding.................................  205,310,879   202,418,150   204,627,009   189,522,496
                                                ===========   ===========   ===========   ===========
DILUTED EARNINGS PER SHARE
Income per share available to common
  stockholders before extraordinary loss......  $      0.12   $      0.09   $      0.34   $      0.22
Extraordinary loss per share..................           --            --            --         (0.01)
                                                -----------   -----------   -----------   -----------
Net income per share available to
  common stockholders.........................  $      0.12   $      0.09   $      0.34   $      0.21
                                                ===========   ===========   ===========   ===========
Weighted average common shares
  outstanding.................................  239,319,559   236,881,806   239,096,677   235,686,198
                                                ===========   ===========   ===========   ===========

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                 2000        1999
                                                              ----------   ---------
Net income..................................................  $   81,910   $  49,662
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation..............................................      20,297      16,823
  Loss on sale of fixed assets..............................           3         193
  Equity loss in unconsolidated subsidiaries................          72         405
  Amortization of intangible assets and deferred financing
    costs...................................................      30,072      30,448
  Extraordinary loss on extinguishment of debt..............          --       2,611
Changes in assets and liabilities:
  Accounts receivable.......................................      17,955     (11,069)
  Intangible assets.........................................         (30)        (12)
  Deferred income taxes.....................................       5,520       4,584
  License fees payable......................................      92,055      71,405
  Payment of license fees...................................     (90,662)    (70,379)
  Program rights............................................      (3,313)     (2,629)
  Prepaid expenses and other assets.........................      (8,147)       (713)
  Accounts payable and accrued liabilities..................      13,757      (3,274)
  Income taxes..............................................      22,797       3,233
  Income tax benefit from options exercised.................      38,234      16,477
  Accrued interest..........................................       6,883       5,780
  Obligations for program rights............................        (702)         (1)
  Other, net................................................        (328)        745
                                                              ----------   ---------
Net cash provided by operating activities...................     226,373     114,289
                                                              ----------   ---------
Cash flow from investing activities:
  Investment in unconsolidated subsidiaries.................    (334,207)     (1,000)
  Capital expenditures......................................     (44,584)    (20,691)
  Proceeds from sale of fixed assets........................           9          16
  Proceeds from sale of Albuquerque station.................          --       1,000
                                                              ----------   ---------
Net cash used in investing activities.......................    (378,782)    (20,675)
                                                              ----------   ---------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt..................     235,000      62,000
  Purchase of Junior Subordinated Notes.....................          --     (17,998)
  Repayment of long-term debt...............................     (92,265)   (147,617)
  Exercise of options.......................................      17,561      13,335
  Preferred stock dividends paid............................        (405)       (405)
  Increase in deferred financing costs......................         (20)         --
                                                              ----------   ---------
Net cash provided by (used in) financing activities.........     159,871     (90,685)
                                                              ----------   ---------
Net increase in cash........................................       7,462       2,929
Cash beginning of year......................................      22,558      12,966
                                                              ----------   ---------
Cash end of period..........................................  $   30,020   $  15,895
                                                              ==========   =========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $   14,110   $  16,114
                                                              ==========   =========
  Income taxes paid.........................................  $   10,860   $  33,968
                                                              ==========   =========

           See notes to condensed consolidated financial statements.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

2. OPTIONS & TREASURY STOCK

    During the three months ended September 30, 2000, options were exercised for 452,400 shares of Class A Common Stock, resulting in an increase to Common Stock of $4,524 and an increase to Paid-in-capital of $13,496,000, which included a tax benefit associated with the transactions of $8,740,000. During the nine months ended September 30, 2000, options were exercised for 2,161,066 shares of Class A Common Stock, resulting in an increase to Common Stock of $21,611 and an increase to Paid-in-capital of $60,565,000, which included a tax benefit associated with the transactions of $38,234,000. During the nine months ended September 30, 2000, as a result of an option transaction, the Company received 44,539 Class A Common Stock shares as payment for an employee's cost of exercising the options. The Company has retained the 44,539 shares, resulting in an increase to Treasury Stock of $4,791,000, representing the fair value of the shares acquired at the date of exercise.

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

    In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", which delayed the required adoption of SFAS No. 133 for companies with fiscal years beginning

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

3. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED) after June 15, 2000. The Company is currently evaluating the impact that SFAS No. 133 will have on the Company's consolidated financial position and results of operations.

4. EARNINGS PER SHARE

    The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations for "Income before extraordinary loss on extinguishment of debt" required by SFAS No. 128 (Earnings Per Share):

    (Dollars in thousands, except for share and per-share data):

                                                    THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                    SEPTEMBER 30, 2000                         SEPTEMBER 30, 1999
                                         ----------------------------------------   ----------------------------------------
                                                          WEIGHTED                                   WEIGHTED
                                           INCOME      AVERAGE SHARES   PER-SHARE     INCOME      AVERAGE SHARES   PER-SHARE
                                         (NUMERATOR)   (DENOMINATOR)     AMOUNT     (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                         -----------   --------------   ---------   -----------   --------------   ---------
Income before extraordinary items......    $27,620                                  $   22,430
Less preferred stock dividends.........       (135)                                       (135)
                                           -------                                  ----------
Basic Earnings Per Share:
Income before extraordinary items per
  share available to common
  stockholders.........................     27,485       205,310,879      $0.13         22,295      202,418,150      $0.11
                                                                          =====                                      =====
Effect of Dilutive Securities
Warrants...............................         --        27,421,795                        --       27,415,615
Options................................         --         5,485,547                        --        5,946,703
Convertible Preferred Stock............        135         1,101,338                       135        1,101,338
                                           -------       -----------                ----------      -----------
Diluted Earnings Per Share:
Income before extraordinary items per
  share available to common
  stockholders.........................    $27,620       239,319,559      $0.12     $   22,430      236,881,806      $0.09
                                           =======       ===========      =====     ==========      ===========      =====

                                                    NINE MONTHS ENDED                          NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2000                         SEPTEMBER 30, 1999
                                         ----------------------------------------   ----------------------------------------
                                                          WEIGHTED                                   WEIGHTED
                                           INCOME      AVERAGE SHARES   PER-SHARE     INCOME      AVERAGE SHARES   PER-SHARE
                                         (NUMERATOR)   (DENOMINATOR)     AMOUNT     (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                         -----------   --------------   ---------   -----------   --------------   ---------
Income before extraordinary items......    $81,910                                    $52,273
Less preferred stock dividends.........       (405)                                      (405)
                                           -------                                    -------
Basic Earnings Per Share:
Income before extraordinary items per
  share available to common
  stockholders.........................     81,505       204,627,009      $0.40        51,868       189,522,496      $0.27
                                                                          =====                                      =====
Effect of Dilutive Securities
Warrants...............................         --        27,422,429                       --        39,930,660
Options................................         --         5,945,901                       --         5,131,704
Convertible Preferred Stock............        405         1,101,338                      405         1,101,338
                                           -------       -----------                  -------       -----------
Diluted Earnings Per Share:
Income before extraordinary items per
  share available to common
  stockholders.........................    $81,910       239,096,677      $0.34       $52,273       235,686,198      $0.22
                                           =======       ===========      =====       =======       ===========      =====

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

5. ENTRAVISION COMMUNICATIONS CORPORATION ("ENTRAVISION")

   On August 2, 2000, Univision Communications Inc. converted its $120,000,000 convertible promissory note of Entravision into an approximate 20% equity interest in Entravision. The stock began trading on the New York Stock Exchange on August 2, 2000. Furthermore, on August 2, 2000, in connection with Entravision's initial public offering, the Company invested an additional $100,000,000 to purchase an additional approximately 6% equity interest in Entravision. Consequently, as of August 7, 2000, the Company had an aggregate investment in Entravision of $220,000,000, representing an approximate 26% equity interest. On August 9, 2000, the underwriters of Entravision's initial public offering exercised their option to purchase an additional 6,900,000 shares of Entravision stock, which lowered the Company's equity interest in Entravision to approximately 25%. Subsequently, the Company has purchased additional shares of Entravision stock in the open market and at September 30, 2000, had an investment of approximately $304,000,000, representing an approximate 29% equity interest. The Company provided the funding for the Entravision transactions through August 7, 2000 by borrowings aggregating $120,000,000 from its bank credit facilities and the remainder with cash from operations. The Company provided approximately $82,000,000 for the purchases of Entravision stock in the open market primarily from its bank credit facilities. Since September 30, 2000, the Company has acquired additional shares in the open market, bringing its investment in Entravision, as of November 6, 2000, to approximately $330,000,000, representing an equity interest of approximately 30%.

6. STOCK SPLIT

    The Company declared a two-for-one stock split that became effective
August 11, 2000. All references to the Company's number of shares and per-share data amounts have been restated for all periods presented.

7. ASK JEEVES EN ESPANOL JOINT VENTURE

    On August 31, 2000, Ask Jeeves-TM-, Inc., a leading provider of question answering technologies and services, and the Company announced a joint venture to create Ask Jeeves en Espanol to serve the world's diverse Spanish-speaking population. The partnership will create a Spanish-language version of Ask.com-TM- to provide the Internet's more than 27 million Spanish-speaking users with the same natural language and intuitive online experience that more than 44 million users of Ask Jeeves' technology have grown to depend on. Ask Jeeves en Espanol also plans to launch Ask Jeeves Business Solutions for the growing number of companies moving online to serve the Spanish-speaking world. Ask Jeeves en Espanol will be equally owned by Ask Jeeves and the Company and will be accounted for under the equity method. The Company invested $40,000,000 in the Ask Jeeves en Espanol joint venture by borrowings from its revolving credit facility.

8. COCOROJO, L.L.C. JOINT VENTURE

    On August 16, 2000, a joint venture between Univision Online, Inc. and Fingerhut Companies Inc. ("the Members") formed Cocorojo L.L.C. The Members intend to create, own, manage, and operate an Internet web site primarily to conduct e-commerce and online direct marketing. Under the terms of the agreement, the Members have approximately equal interests in the joint venture and will share profits and losses equally. Currently, the joint venture operates through Fingerhut's existing web site; however, upon

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

8. COCOROJO, L.L.C. JOINT VENTURE (CONTINUED) achievement of certain revenue levels the agreement allows the Members to develop and build a self-contained web site. The agreement has a total capital expenditure limitation of $6,000,000 for the construction of the web site, should it occur, that will be shared equally among the Members. At
September 30, 2000, the Company had contributed $300,000 to the joint venture which will be accounted for under the equity method.

9. SUBSEQUENT EVENT

    On October 13, 2000, the Company entered into a temporary credit agreement with BNP Paribas and the Chase Manhattan Bank that expires on December 29, 2000. The agreement will allow the Company to borrow a total of $100,000,000 above its existing credit facility. The Company entered into the temporary credit agreement to expand its existing credit facility in order to borrow for general business purposes. Under the agreement, the applicable interest rate margin on Eurodollar (Libor) loans will be 1.50% per annum. As of November 6, 2000, the Company has not borrowed against this new facility. The Company is currently negotiating a new credit facility with a consortium of banks that will expand and replace its existing and temporary credit agreements. The Company expects to finalize the new credit agreement prior to December 31, 2000.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 ("2000"), COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1999 ("1999")

    REVENUES. Net revenues were $624,605,000 in 2000 compared to $487,772,000 in 1999, an increase of $136,833,000 or 28.1%. The Network accounted for $63,236,000 or 46.2% of the increase, and the O&Os and Galavision accounted for $63,231,000 or 46.2% and $10,366,000 or 7.6%, respectively. The Network's increase is due primarily to an increase of approximately 24% in the average price of advertising spots and an increase in volume of approximately 8%. The O&Os' increase, on a same-station basis, after adjusting for the March 31, 1999, sale of the Albuquerque station, would have been $63,696,000. This increase at the O&Os is due primarily to an increase of approximately 4% in the number of spots sold and a 14% increase in the price for advertising spots. While there were increases at all the O&Os, the primary increases were derived from the Los Angeles, Miami, New York, San Francisco and Dallas stations.

    EXPENSES. Direct operating expenses, which include corporate charges of $273,000 and $235,000 in 2000 and 1999, respectively, increased to $225,343,000 in 2000 from $173,443,000 in 1999, an increase of $51,900,000 or 29.9%. License fees paid or payable, under the Company's Program License Agreements, to Televisa and Venevision increased by $20,869,000 as a result of higher net revenues. The new programs A QUE NO TE ATREVES increased programming costs by $2,743,000 and purchased novelas increased programming costs by $1,334,000. The increase in all other programming costs associated with entertainment programs and movies was $4,651,000. Sports-related programming costs increased by $1,548,000, which includes approximately $1,179,000 related to REPUBLICA DEPORTIVA and $1,525,000 related to Mexican League Soccer, Road to the World Cup Soccer and the Gold Cup 2000 soccer games. These increases in sports-related programming costs were offset by the elimination of costs related to the 1999 Pan American Games of $1,677,000. News costs increased by $8,527,000, which includes $1,232,000 of costs for the new program ULTIMA HORA, $1,245,000 of costs for increased airings of AQUI Y AHORA and $1,666,000 of cost increases due to the addition of early morning news at the Los Angeles station, morning news at the New York and Miami stations and weekend news at the Dallas, San Francisco, Chicago and San Antonio stations. Technical costs increased by $3,085,000 due in part to the support required for increased news programming and higher repair and maintenance costs. The Internet start-up costs in direct operating expenses were $9,143,000. As a percentage of net revenues, direct operating expenses increased from 35.6% in 1999 to 36.1% in 2000.

    Selling, general and administrative expenses, which include corporate charges of $10,300,000 and $9,501,000 in 2000 and 1999, respectively, increased to $169,185,000 in 2000 from $135,553,000 in 1999, an increase of $33,632,000 or
24.8%. The increase is due in part to selling costs of $7,192,000 resulting from higher sales, $4,273,000 related to employee benefits and other compensation, $3,886,000 of costs associated with Univision's national advertising campaign, $2,000,000 related to an executive resignation and $11,099,000 of Internet start-up costs. These increases were offset by a decrease in costs related to community affairs of $2,000,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 27.8% in 1999 to 27.1% in 2000.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $49,347,000 in 2000 from $46,190,000 in 1999, an increase of $3,157,000 or 6.8%.
The increase is due to an increase in depreciation related to increased capital expenditures that was partially offset by a decrease in goodwill amortization.

    OPERATING INCOME. As a result of the above factors, operating income increased to $180,730,000 in 2000 from $132,586,000 in 1999, an increase of
$48,144,000 or 36.3%. As a percentage of net revenues, operating income increased from 27.2% in 1999 to 28.9% in 2000.

    INTEREST EXPENSE. Interest expense decreased to $20,651,000 in 2000 from $21,277,000 in 1999, a decrease of $626,000 or 2.9%. The decrease is due primarily to lower bank borrowings during most of the nine months ended September 30, 2000, offset in part by higher interest rates during 2000 as compared to 1999.

    PROVISION FOR INCOME TAXES. In 2000, the Company reported an income tax provision of $77,075,000, representing $70,755,000 of current tax expense and $6,320,000 of deferred tax expense. In 1999, the Company reported an income tax provision of $57,550,000, representing $52,966,000 of current tax expense and $4,584,000 of deferred tax expense. The total effective tax rate was 48.5% in 2000 and 52.4% in 1999. The Company's effective tax rate of 48.5% for 2000 is lower than the 52.4% for 1999 since the Company's relatively fixed permanent non-deductible tax differences have a smaller effect as book pre-tax income increases.

    NET INCOME. As a result of the above factors, net income in 2000 was $81,910,000 compared to $49,662,000 in 1999, an increase of $32,248,000 or
64.9%. On a comparable basis, excluding the, net of tax, extraordinary loss on extinguishment of debt of $2,611,000 and Internet start-up costs of $206 in 1999 and Internet start-up costs of $12,785,000 and executive resignation costs of $1,186,000 in 2000, net income increased by $43,402,000 or 82.7% to $95,881,000 in 2000 from $52,479,000 in 1999. As a percentage of net revenues, net income increased from 10.2% in 1999 to 13.1% in 2000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $240,650,000 in 2000 from $188,512,000 in 1999, an increase of $52,138,000 or 27.7%. As a percentage of net revenues, broadcast cash flow decreased from 38.6% in 1999 to 38.5% in 2000.

    On a comparable basis, excluding the Internet start-up costs of $20,588,000 in 2000 and $346,000 in 1999 and executive resignation costs of $2,000,000 in 2000, broadcast cash flow increased by $74,380,000 or 39.4% to $263,238,000 in 2000 from $188,858,000 in 1999. As a percentage of net revenues, broadcast cash flow would have increased from 38.7% in 1999 to 42.1% in 2000.

    CORPORATE CHARGES. Corporate charges increased to $10,573,000 in 2000 from $9,736,000 in 1999, an increase of $837,000 or 8.6%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 2% in 1999 to 1.7% in 2000.

    EBITDA.  EBITDA increased to $230,077,000 in 2000 from $178,776,000 in 1999, an increase of $51,301,000 or 28.7%. As a percentage of net revenues, EBITDA increased from 36.7% in 1999 to 36.8% in 2000.

    On a comparable basis, excluding the Internet start-up costs of $20,588,000 in 2000 and $346,000 in 1999 and executive resignation costs of $2,000,000 in 2000, EBITDA increased by $73,543,000 or 41.1% to $252,665,000 in 2000 from
$179,122,000 in 1999. As a percentage of net revenues, EBITDA increased from 36.7% in 1999 to 40.5% in 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2000 ("2000"), COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1999 ("1999")

    REVENUES. Net revenues were $211,989,000 in 2000 compared to $177,301,000 in 1999, an increase of $34,688,000 or 20%. The Network accounted for $15,644,000 or 45.1% of the increase, and the O&Os and Galavision accounted for $14,794,000 or 42.6% and $4,250,000 or 12.3%, respectively. The Network's increase is due primarily to an increase of approximately 21% in the average price of advertising spots and an increase in volume of approximately 3%. The increase at the O&Os is due primarily to an increase of approximately 10% in the price for advertising spots, while the number of spots sold remained essentially flat. While there were increases at all the O&Os, the primary increases were derived from the Miami, Los Angeles, San Francisco, Dallas and San Antonio stations.

    EXPENSES. Direct operating expenses, which include corporate charges of $83,000 and $67,000 in 2000 and 1999, respectively, increased to $78,349,000 in
2000 from $61,606,000 in 1999, an increase of $16,743,000 or 27.2%. License fees paid or payable, under the Company's Program License Agreements, to Televisa and Venevision increased by $6,266,000 as a result of higher net revenues. The new program A QUE NO TE ATREVES increased programming costs by $243,000 and all other programming costs associated with entertainment programs and movies increased by $2,398,000. Sports-related programming costs decreased by $369,000, which includes an increase of approximately $1,143,000 related to Mexican League Soccer and Road to the World Cup Soccer and the Gold Cup 2000 soccer games. These increases in sports-related programming costs were offset by the elimination of costs related to the 1999 Pan American Games of $1,677,000. News costs increased by $3,313,000, which includes $385,000 of costs for the new program ULTIMA HORA, $599,000 of costs for increased airings of AQUI Y AHORA and $677,000 of cost increases due to the addition of early morning news at the Los Angeles station, morning news at the New York and Miami stations and weekend news at the Dallas, San Francisco, Chicago and San Antonio stations. Technical costs increased by $920,000 due in part to the support required for increased news programming and higher repair and maintenance costs. The Internet start-up costs in direct operating expenses were $3,972,000. As a percentage of net revenues, direct operating expenses increased from 34.7% in 1999 to 37.0% in 2000.

    Selling, general and administrative expenses, which include corporate charges of $3,759,000 and $3,195,000 in 2000 and 1999, respectively, increased to $54,945,000 in 2000 from $46,002,000 in 1999, an increase of $8,943,000 or
19.4%. The increase is due in part to selling costs of $2,623,000 resulting from higher sales, $2,000,000 related to an executive resignation, $627,000 related to employee benefits and $5,701,000 of Internet start-up costs. These increases were offset by a decrease in costs related to community affairs of $2,000,000 and other compensation costs of $2,290,000. As a percentage of net revenues, selling, general and administrative expenses were 25.9% in 1999 and 2000.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $17,160,000 in 2000 from $15,572,000 in 1999, an increase of $1,588,000 or
10.2%. The increase is due to an increase in depreciation related to increased capital expenditures that was partially offset by a decrease in goodwill amortization.

    OPERATING INCOME. As a result of the above factors, operating income increased to $61,535,000 in 2000 from $54,121,000 in 1999, an increase of $7,414,000 or 13.7%. As a percentage of net revenues, operating income decreased from 30.5% in 1999 to 29% in 2000.

    INTEREST EXPENSE. Interest expense increased to $7,538,000 in 2000 from $6,630,000 in 1999, an increase of $908,000 or 13.7%. The increase is due primarily to higher bank borrowings, resulting from the Company's increased investment in Entravision and contribution to the Ask Jeeves en Espanol joint venture, as well as higher interest rates during 2000 as compared to 1999.

    PROVISION FOR INCOME TAXES. In 2000, the Company reported an income tax provision of $25,967,000, representing $23,353,000 of current tax expense and $2,614,000 of deferred tax expense. In 1999, the Company reported an income tax provision of $24,567,000, representing $23,281,000 of current tax expense and $1,286,000 of deferred tax expense. The total effective tax rate was 48.5% in 2000 and 52.3% in 1999. The Company's effective tax rate of 48.5% for 2000 is lower than the 52.3% for 1999 since the Company's relatively fixed permanent non-deductible tax differences have a smaller effect as book pre-tax income increases.

    NET INCOME. As a result of the above factors, net income in 2000 was $27,620,000 compared to $22,430,000 in 1999, an increase of $5,190,000 or 23.1%.
On a comparable basis, excluding the, net of tax, Internet start-up costs of $190 in 1999 and Internet start-up cost of $6,395,000 and executive resignation costs of $1,186,000 in 2000, net income increased by $12,581,000 or 55.6% to $35,201,000 in 2000 from $22,620,000 in 1999. As a percentage of net revenues, net income increased from 12.7% in 1999 to 13% in 2000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $82,537,000 in 2000 from $72,955,000 in 1999, an increase of $9,582,000 or 13.1%. As a percentage of net revenues, broadcast cash flow decreased from 41.1% in 1999 to 38.9% in 2000.

    On a comparable basis, excluding the Internet start-up costs of $9,992,000 in 2000 and $319,000 in 1999 and executive resignation costs of $2,000,000 in 2000, broadcast cash flow increased by $21,255,000 or 29% to $94,529,000 in 2000 from $73,274,000 in 1999. As a percentage of net revenues, broadcast cash flow increased from 41.3% in 1999 to 44.6% in 2000.

    CORPORATE CHARGES. Corporate charges increased to $3,842,000 in 2000 from $3,262,000 in 1999, an increase of $580,000 or 17.8%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges were 1.8% in 1999 and 2000.

    EBITDA.  EBITDA increased to $78,695,000 in 2000 from $69,693,000 in 1999, an increase of $9,002,000 or 12.9%. As a percentage of net revenues, EBITDA decreased from 39.3% in 1999 to 37.1% in 2000.

    On a comparable basis, excluding the Internet start-up costs of $9,992,000 in 2000 and $319,000 in 1999 and executive resignation costs of $2,000,000 in 2000, EBITDA increased by $20,675,000 or 29.5% to $90,687,000 in 2000 from
$70,012,000 in 1999. As a percentage of net revenues, EBITDA increased from 39.5% in 1999 to 42.8% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include those of UTG, the Network, Univision Online and Galavision, totaled $44,584,000 for the nine months ended
September 30, 2000. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of completing upgrades to its management information systems infrastructure and the build-out of its television station facilities in Bakersfield and Phoenix. During 2000, the Company plans to incur approximately $14,000,000 in capital expenditures for the launch of its Internet business. For the nine months ended September 30, 2000, the Company has incurred $11,213,000 in capital expenditures related to its Internet business. Furthermore, the Company expects to make an investment in digital technology totaling approximately $25,000,000 over the next three years. The normal maintenance capital spending, the cost of certain projects and the Internet launch will result in capital spending in 2000 of approximately $80,000,000. The Company expects to fund its capital expenditure requirements primarily from its operating cash flow and, if necessary, from proceeds available under its various bank facilities (as defined below).

    The Company has a bank facility with a syndicate of commercial banks and other lenders that consists of a $168,600,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $182,500,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date. At September 30, 2000, the Company had $176,700,000 outstanding under its Revolving Credit Facility and the ability to borrow $5,800,000 from its Revolving Credit Facility.

    The Term Facility amortizes quarterly, with $11,700,000 required to be repaid in December of 2000. The Company was not required to make a quarterly payment in the first quarter of 2000 due to prepayments it made to the Term Facility in 1999. For the nine months ended September 30, 2000, the Company paid the required June 2000 and September 2000 quarterly payments totaling of $23,400,000 and made an $8,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1999 operating results. The payments were funded by cash from operations. The Revolving Credit Facility has scheduled reductions in availability of $2,500,000 per quarter during 2000.

    Loans made under the bank facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar (Libor) loans range from 0.35% to 1.00% per annum. There are no interest rate margins applicable to prime rate loans. At September 30, 2000, the interest rate applicable to the Company's Eurodollar loans was approximately 7.00%, which includes an interest rate margin cost of 0.35%, and the interest rate applicable to all prime rate loans was 9.50%.

    On October 13, 2000, the Company entered into a temporary credit agreement with BNP Paribas and the Chase Manhattan Bank that expires on December 29, 2000. The agreement will allow the Company to borrow a total of $100,000,000 above its existing credit facility. The Company entered into the temporary credit agreement to expand its existing credit facility in order to borrow for general business purposes. Under the agreement, the applicable interest rate margin on Eurodollar (Libor) loans will be 1.50% per annum. As of November 6, 2000, the Company has not borrowed against this new facility. The Company is currently negotiating a new credit facility with a consortium of banks that will expand and replace its existing and temporary credit agreements. The Company expects to finalize the new credit agreement prior to December 31, 2000.

    The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's Eurodollar loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its Eurodollar loans at September 30, 2000, a change of 10% in interest rates would have an impact of approximately $2,400,000 on pre-tax earnings and pre-tax cash flows over a one-year period.

    The Company began advertising UNIVISION.COM nationally on its network during the third quarter of 2000 and Univision Online plans to begin accepting client advertising on UNIVISION.COM during the latter part of the fourth quarter of 2000. Due to the uncertainties accompanying the launch of this new business, management is unable to predict whether or when the Company's online services will become successful;

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

    As a result of net operating loss carryforwards, tax consequences of the reorganization of the Company in 1996 and other timing differences, the Company has available a deferred tax asset of $7,795,000 to offset future taxes payable arising from operations. In addition, at September 30, 2000, the Company had $425,100,000 of net remaining intangible assets that will be expensed over the next 19 years for financial reporting purposes and will not be deductible for tax purposes.

    On August 2, 2000, Univision Communications Inc. converted its $120,000,000 convertible promissory note of Entravision into an approximate 20% equity interest in Entravision. The stock began trading on the New York Stock Exchange on August 2, 2000. Furthermore, on August 2, 2000, in connection with Entravision's initial public offering, the Company invested an additional $100,000,000 to purchase an additional approximately 6% equity interest in Entravision. Consequently, as of August 7, 2000, the Company had an aggregate investment in Entravision of $220,000,000, representing an approximate 26% equity interest. On August 9, 2000, the underwriters of Entravision's initial public offering exercised their option to purchase an additional 6,900,000 shares of Entravision stock, which lowered the Company's equity interest in Entravision to approximately 25%. Subsequently, the Company has purchased additional shares of Entravision stock in the open market and at September 30, 2000, had an investment of approximately $304,000,000, representing an approximate 29% equity interest. The Company provided the funding for the Entravision transactions through August 7, 2000 by borrowings aggregating $120,000,000 from its bank credit facilities and the remainder with cash from operations. The Company provided approximately $82,000,000 for the purchases of Entravision stock in the open market primarily from its bank credit facilities. Since September 30, 2000, the Company has acquired additional shares in the open market, bringing its investment in Entravision, as of November 6, 2000, to approximately $330,000,000, representing an equity interest of approximately 30%.

    On August 9, 2000, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2002 and 2006 Federation Internationale de Football Association ("FIFA") World Cup soccer championship games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 are due over the term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup Games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup Games, as well as the production of certain television programming related to the Games. The funds for these payments are expected to come from income from operations and/or borrowings from the Company's bank facilities.

    On August 16, 2000, a joint venture between Univision Online, Inc. and Fingerhut Companies Inc. ("the Members") formed Cocorojo L.L.C. The Members intend to create, own, manage, and operate an Internet web site primarily to conduct e-commerce and online direct marketing. Under the terms of the agreement, the Members have approximately equal interest in the joint venture and will share profits and losses equally. Currently, the joint venture operates through Fingerhut's existing web site; however, upon achievement of certain revenue levels the agreement allows the Members to develop and build a self-contained web site. The agreement has a total capital expenditure limitation of $6,000,000 for the construction of the web site, should it occur, that will be shared equally among the Members. At September 30, 2000, the Company had contributed $300,000 to the joint venture.

    On August 31, 2000, Ask Jeeves-TM-, Inc., a leading provider of question answering technologies and services, and the Company announced a joint venture to create Ask Jeeves en Espanol to serve the world's diverse Spanish-speaking population. The partnership will create a Spanish-language version of Ask.com-TM- to provide the Internet's more than 27 million Spanish-speaking users with the same natural language and intuitive online experience that more than 44 million users of Ask Jeeves' technology have grown to depend on. Ask Jeeves en Espanol also plans to launch Ask Jeeves Business Solutions for the growing number of companies moving online to serve the Spanish-speaking world. Ask Jeeves en Espanol will be equally owned by Ask Jeeves and the Company. The Company invested $40,000,000 in the Ask Jeeves en Espanol joint venture by borrowings from its revolving credit facility.

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

                         UNIVISION COMMUNICATIONS INC.
                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

              10.12.4 Fourth Amendment to Credit Agreement dated as of October
                      10, 2000 to the Credit Agreement dated as of September 26, 1996 among Univision Communications Inc., certain lenders party thereto, BNP Paribas (as successor-in-interest to Banque Paribas) and The Chase Manhattan Bank, as Managing Agents and Chase, as Administrative Agent.

              10.12.5 Credit Agreement, dated as of October 13, 2000, among (1)
                      Univision Communications Inc., a Delaware corporation, (2) the several banks and other financial institutions from time to time parties to this Agreement, (3) BNP Paribas, as Joint Advisor, Joint Lead Arranger and Joint Book Manager, (4) The Chase Manhattan Bank, a New York banking corporation, as Joint Advisor, Joint Lead Arranger and Joint Book Manager, (5) BNP Paribas and Chase, as arrangers for the lenders hereunder and (6) Chase, as administrative agent for the Lenders hereunder.

                27.1 Financial Data Schedule

       (b) Reports on Form 8-K

           Form 8K dated August 7, 2000 was filed August 11, 2000. The Company filed Item 2 (Acquisition of Assets) in connection with its equity investment in Entravision Communications Corporation.

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

                                                       UNIVISION COMMUNICATIONS INC.
                                                       (Registrant)

                                                       By              /s/ GEORGE W. BLANK
                                                            -----------------------------------------
                                                                         George W. Blank
November 10, 2000                                                  EXECUTIVE VICE PRESIDENT AND
Los Angeles, California                                              CHIEF FINANCIAL OFFICER