Form 10-K
period 2000-12-31
UNIVISION COMMUNICATIONS INC
filed 2001-03-30
CIK 1017008

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    There were 135,762,762 shares of Class A Common Stock, $.01 par value, outstanding as of February 5, 2001. The aggregate market value of the Class A Common Stock of the Company held by non-affiliates on February 5, 2001 was approximately $5,400,000,000. This calculation does not include the value of any of the outstanding shares of Class P, Class T or Class V Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2001 are incorporated by reference into
    Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I
ITEM 1.   Business....................................................      2
          The Hispanic Audience in the United States..................      4
          Ratings.....................................................      5
          The Network.................................................      7
          Galavision Network..........................................      9
          Programming.................................................      9
          Program License Agreements..................................     10
          The O&Os....................................................     11
          Advertising.................................................     14
          Marketing...................................................     15
          Competition.................................................     15
          Material Patents, Trademarks, Licenses, Franchises and
          Concessions.................................................     16
          Employees...................................................     16
          Federal Regulation and New Technologies.....................     16
ITEM 2.   Properties..................................................     26
ITEM 3.   Legal Proceedings...........................................     26
ITEM 4.   Submission of Matters to a Vote of Security Holders.........     26

                                    PART II
ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     28
ITEM 6.   Selected Financial Data.....................................     29
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     30
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     37
ITEM 8.   Financial Statements and Supplementary Data.................     38
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................     38

                                    PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........     38
ITEM 11.  Executive Compensation......................................     38
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     38
ITEM 13.  Certain Relationships and Related Transactions..............     38

                                    PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     39

                                     PART I

ITEM 1. BUSINESS

    Univision Communications Inc. and its wholly owned subsidiaries (the "Company") is the leading Spanish-language television broadcaster in the U.S., reaching more than 92% of all Hispanic Households and having an 84% average share in prime time of the U.S. Spanish-language network television audience in the 1999-2000 season. Univision Network (the "Network"), which is the most watched television network (English- or Spanish-language) among Hispanic Households, provides the Company's broadcast and cable affiliates with 24 hours per day of Spanish-language programming with a prime time schedule of substantially all first run programming (i.e., no reruns) throughout the year. As a leading, vertically-integrated television broadcaster, the Company's owned-and-operated 12 full-power (11 of which are affiliated with the Network) and seven low-power UHF stations (the "O&Os") represented approximately 77% of its Network broadcast distribution as of December 31, 2000. These full-power O&Os are located in 11 of the top 15 designated market areas ("DMAs") in terms of numbers of Hispanic Households--Los Angeles, New York, Miami, San Francisco, Chicago, Houston, San Antonio, Dallas, Phoenix, Fresno and Sacramento. As of December 31, 2000, the Company had affiliation agreements with an additional 12 full-power and 21 low-power television stations ("Affiliated Stations") and approximately 1,164 cable affiliates. Each of the Company's full-power O&Os and full-power Affiliated Stations ranks first in Spanish-language television viewership in its DMA. The Company also owns Galavision, a Spanish-language cable network that reaches approximately 3.6 million Hispanic cable and direct broadcast system subscribers, representing approximately 65% of all Hispanic Households that subscribed to cable and direct broadcast systems. For purposes of this annual report, Hispanic Households mean all U.S. households with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household. The Network means the Company's Spanish-language television network.

    The Company believes that the breadth and diversity of its programming provides it with a competitive advantage over both Spanish-language broadcasters and English-language broadcasters in appealing to Hispanic viewers. The Company's programming is similar to that of major English-language networks and includes NOVELAS (long-term mini-series), national and local newscasts, variety shows, children's programming, mini-series, musical specials, movies, sporting events and public affairs programs. The Televisa Program License Agreement provides the Company with long-term access to first-rate programming produced by Grupo Televisa, S.A. de C.V. and it's affiliates ("Televisa"). Televisa-produced NOVELAS are popular throughout the world and are among the Company's highest rated programs. The Company has a similar Program License Agreement with Corporacion Venezolana de Television, C.A. and its affiliates ("Venevision"). The Company also produces a variety of programs specifically tailored to meet the tastes, preferences and information needs of the Hispanic audience. In addition, the Company has televised World Cup Soccer since 1978, and has obtained the U.S. Spanish-language broadcast rights to this widely watched event for 2002 and 2006.

    On March 2, 2000, the Company lent $110,000,000 to Entravision Communications Company, L.L.C., which increased the Company's convertible promissory note from $10,000,000 to $120,000,000. On August 2, 2000, the Company converted its $120,000,000 convertible promissory note of Entravision Communications Company, L.L.C., into an approximate 20% equity interest in Entravision Communications Corporation ("Entravision"). The Entravision stock began trading on the New York Stock Exchange on August 2, 2000. Furthermore, on August 2, 2000, in connection with Entravision's initial public offering, the Company invested an additional $100,000,000 to purchase an additional approximately 6% equity interest in Entravision. Consequently, as of August 7, 2000, the Company had an aggregate investment in Entravision of $220,000,000, representing an approximate 26% equity interest. On August 9, 2000, the underwriters of Entravision's initial public offering exercised their option to purchase an additional 6,900,000 shares of Entravision stock, which lowered the Company's equity interest in Entravision to approximately 25%. Subsequently, the Company purchased additional shares of Entravision stock in the open market totaling $142,000,000, primarily using borrowings from its bank credit facilities. The Company provided the funding for the Entravision transactions through August 7, 2000, by borrowings aggregating $120,000,000 from its bank credit facilities and the remainder with cash from operations. At December 31, 2000, the Company had an investment in Entravision of $361,279,000, representing an approximate 32% equity interest. At December 31, 2000, the Company's equity interest in Entravision's net book value approximates the carrying value of the Company's investment in Entravision. During 2000, the Company reported an equity loss from unconsolidated subsidiary of $3,382,000, which represents the Company's share of Entravision's net loss reported from August 2, 2000, through November 30, 2000. The Company recognizes its share of Entravision's net income or loss on a one-month lag.

    In mid-year, Univision Online, Inc. ("Univision Online") launched an internet portal, UNIVISION.COM, directed at Hispanics in the United States, Mexico and Latin America. The Company began advertising UNIVISION.COM nationally on the Network during the third quarter of 2000, and Univision Online began accepting client advertising on UNIVISION.COM during the latter part of the fourth quarter of 2000. Hispanic usage of the Internet is growing rapidly, with nearly one-quarter of all Hispanic households now using the Internet. The online Hispanic audience is forecast to grow to more than 13 million by 2005. Working from offices in New York, Miami, Los Angeles and Mexico City, Univision Online is producing a substantial percentage of its own Spanish-language programming content, including streaming video featuring stars of Univision Network, Galavision and the sports and entertainment fields. Due to the uncertainties accompanying the launch of this new business, management is unable to predict whether or when the Company's online services will become successful. The online operations are expected to produce a loss in 2001, and no assurances can be given that the Company's online operations will achieve profitability thereafter.

    On August 16, 2000, Univision Online and Fingerhut Companies Inc. (the "Members") formed the joint venture Cocorojo L.L.C. ("Cocorojo"). The Members own, manage and operate an Internet web site primarily to conduct e-commerce and online direct marketing. Under the terms of the agreement, the Members have approximately equal interests in the joint venture and will share profits and losses equally. Currently, the joint venture operates through Fingerhut's existing web site; however, upon achievement of certain revenue levels, the agreement allows the Members to develop and build a self-contained web site. The agreement has a total capital expenditure limitation of $6,000,000 for the construction of the web site, should it occur, that will be shared equally between the Members. At December 31, 2000, the Company had contributed $465,000 to the joint venture and reported an equity loss from unconsolidated subsidiary of $618,000. At December 31, 2000, the Company's equity interest in Cocorojo's net book value approximates the carrying value of the Company's investment in the joint venture. During 2000, Univision Online recognized net revenues of $270,000 related to advertising purchased by Cocorojo on UNIVISION.COM, and Cocorojo reported the $270,000 as advertising costs.

    On August 31, 2000, Ask Jeeves, Inc. ("Ask Jeeves"), a leading provider of question-answering technologies and services, and the Company announced the creation of the joint venture Ask Jeeves en Espanol, Inc. ("Ask Jeeves en Espanol"), to serve the world's diverse Spanish-speaking population. The partnership will create a Spanish-language version of ASK.COM to provide the Internet's more than 27 million Spanish-speaking users with the same natural language and intuitive online experience enjoyed by the more than 44 million users of Ask Jeeves's technology. Ask Jeeves en Espanol also plans to launch Ask Jeeves Business Solutions for the growing number of companies moving online to serve the Spanish-speaking world. Ask Jeeves en Espanol will be equally owned by Ask Jeeves and the Company and is accounted for under the equity method. The Company invested $40,000,000 in Ask Jeeves en Espanol by borrowings from its Revolving Credit Facility. At December 31, 2000, the Company had an investment in Ask Jeeves en Espanol of $39,360,000 and reported an equity loss from unconsolidated subsidiary of $828,000 during 2000. At December 31, 2000, the Company's equity interest in Ask Jeeves en Espanol's net book value approximates the carrying value of the Company's investment in the joint venture.

    On December 7, 2000, the Company announced that it will acquire USA Broadcasting for $1.1 billion cash. The acquisition will expand the Company's ability to serve the Hispanic community and will provide the Company with duopolies in seven of the top eight Hispanic markets. Under the agreement, the

Company will acquire USA Broadcasting's 13 fully owned full-power television stations and minority interests in 4 additional full-power television stations. The fully owned stations are in the key markets of Los Angeles, New York, Chicago, Philadelphia, Boston, Miami, Dallas, Atlanta, Tampa, Houston, Cleveland and Orlando, and the minority-interest stations are in San Francisco, Washington, Denver and St. Louis. The acquisition, which has been approved by the Board of Directors of each company, is subject to customary closing conditions. Regulatory approvals are also required, but the Company has agreed to assume the risk of obtaining those approvals. The funds for this transaction are expected to come from a new credit facility the Company is currently negotiating with a consortium of banks to expand and replace its existing and temporary credit agreements and with income from operations. The Company expects to finalize the new credit agreement during the first half of 2001.

THE HISPANIC AUDIENCE IN THE UNITED STATES

    Management believes that Spanish-language television, in general, and the Company, in particular, have benefited and will continue to benefit from a number of factors, including projected Hispanic population growth, high Spanish-language retention among Hispanics, increasing Hispanic buying power and greater advertiser spending on Spanish-language media. The research data provided below, pertaining to the Hispanic audience in the United States, was derived from "The Hispanic Consumer Market Report in 1999 and Forecasts to 2020:
Standard & Poor's DRI, 2000."

    HISPANIC POPULATION GROWTH AND CONCENTRATION.. The Company's audience consists almost exclusively of Hispanics, one of the most rapidly growing segments of the U.S. population. The overall Hispanic population is growing at approximately five times the rate of the non-Hispanic U.S. population and is expected to grow to 33.6 million and 43.7 million (12.1% and 14.6% of the total U.S. population) in 2001 and 2010, respectively. Approximately 50% of all Hispanics are located in the seven U.S. cities with the largest Hispanic populations, and the Company owns a station in each of these cities.

    SPANISH LANGUAGE USE. Approximately 68% of all Hispanics, regardless of income or educational level, speak Spanish at home. This percentage is expected to remain relatively constant through 2010. Consequently the number of Hispanics speaking Spanish in the home is expected to increase significantly in the foreseeable future. As shown in the chart below, the number of Hispanics who speak Spanish in the home is expected to grow from 16.2 million in 1990 to
22.7 million in 2001 and 29.3 million in 2010. The Company believes that the strong Spanish-language retention among Hispanics indicates that the Spanish-language media has been and will continue to be an important source of news, sports and entertainment for Hispanics.

                              SPANISH LANGUAGE USE

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

Hispanic Population in Millions

                       1980  1985  1990  1995  2000  2005  2010
Population             15.6  19.3  23.7  27.5  32.5  38.2  43.7
Speak Spanish at Home  10.6  13.2  16.2  18.7  22.0  25.8  29.3

                         Source: Standard & Poor's DRI

    GREATER HISPANIC BUYING POWER. The Hispanic population represents estimated total consumer expenditures of $480 billion in 2001 (7.4% of the total U.S. consumer expenditures), an increase of 123% since 1990. Hispanics are expected to account for $1 trillion of U.S. consumer spending (9.5% of the U.S. total consumer expenditures) by 2010, far outpacing the expected growth in total U.S. consumer expenditures.

    In addition to the anticipated growth of the Hispanic population, the Hispanic audience has several other characteristics that the Company believes make it attractive to advertisers. The Company believes the larger size (averaging 3.5 persons per household compared to the general public's average of 2.6 persons per household) and younger age of Hispanic Households leads Hispanics to spend more per household on many categories of goods. The average Hispanic Household spends 49% more per year on food at home, 24% more on clothing, 88% more on footwear, 19% more on phone services, and 52% more on laundry and household cleaning products than the average non-Hispanic household. Hispanics are expected to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the Hispanic population and its disposable income continue to grow. These factors make Hispanics an attractive target audience for many major U.S. advertisers.

    INCREASED SPANISH-LANGUAGE ADVERTISING. According to "Hispanic Business" magazine, $2.4 billion of total advertising expenditures were directed towards Spanish-language media in 2000, representing an annual compound growth rate of 18.6% since 1993. Of these amounts, approximately 53% of the $2.4 billion in advertising expenditures in 2000 targeting Hispanics was directed towards Spanish-language television advertising. The Company believes that major advertisers have found that Spanish-language television advertising is a more cost-effective means to target the growing Hispanic audience than English-language broadcast media. See "--Advertising."

RATINGS

    During the last five years, the Company has consistently ranked first in prime time television among all Hispanic adults. In addition, the Company has successfully increased its audience ratings compared to both the Spanish-language and the English-language broadcast networks. Spanish-language television prime time is from 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday through Saturday. English-language television prime time is from 8 p.m. to 11 p.m., Eastern and Pacific Standard Times, Monday through Saturday and 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday. The following table shows that the Company's prime time audience ratings, Sunday through Saturday during the last five years, among Hispanic adults aged 18 to 49, the age segment most targeted by advertisers, is considerably higher than the other networks:

             PRIME TIME RATINGS AMONG HISPANIC ADULTS AGED 18 TO 49

NETWORK                                                   1996       1997       1998       1999       2000
-------                                                 --------   --------   --------   --------   --------
Univision.............................................     9.0       10.1       10.2       11.0        9.7
ABC...................................................     2.7        2.3        2.0        2.1        2.2
CBS...................................................     1.7        1.5        1.3        1.3        1.3
FOX...................................................     3.2        2.9        2.7        2.5        2.4
NBC...................................................     3.2        2.5        2.3        2.2        2.1
Telemundo.............................................     2.1        1.6        1.5        1.4        2.5
Univision share.......................................    41.1%      48.3%      51.0%      53.7%      48.0%

------------------------

Source: Nielsen Hispanic Television Index ("NHTI")

    In addition, as shown in the following table, the Company has consistently had between 90% and 100% of the 20 most widely watched programs among all Hispanic Households during the past five years:

                      THE 20 MOST WIDELY WATCHED PROGRAMS
               AMONG HISPANIC HOUSEHOLDS BY NETWORK FOR NOVEMBER

             PROGRAM
              RANK                   1996       1997       1998       1999       2000
---------------------------------  --------   --------   --------   --------   --------
1................................     UVN        UVN        UVN        UVN        UVN
2................................     UVN        UVN        UVN        UVN        UVN
3................................     UVN        UVN        UVN        UVN        UVN
4................................     UVN        UVN        UVN        UVN        UVN
5................................     UVN        UVN        UVN        UVN        UVN
6................................     UVN        UVN        UVN        UVN        UVN
7................................     UVN        UVN        UVN        UVN        UVN
8................................     UVN        UVN        UVN        UVN        UVN
9................................     UVN        UVN        UVN        UVN        UVN
10...............................     UVN        UVN        UVN        UVN        UVN
11...............................     UVN        UVN        UVN        UVN        UVN
12...............................     UVN        UVN        UVN        UVN        UVN
13...............................     UVN        UVN        UVN        UVN        UVN
14...............................     UVN        UVN        UVN        UVN        UVN
15...............................     UVN        UVN        UVN        UVN        UVN
16...............................     UVN        UVN        UVN        UVN        UVN
17...............................     UVN        UVN        UVN        UVN        UVN
18...............................     ABC        UVN        FOX        UVN        UVN
19...............................     UVN        UVN        UVN        UVN        UVN
20...............................     FOX        UVN        UVN        UVN        UVN
                                     ----       ----      -----       ----      -----
Univision share..................     90%       100%        95%       100%       100%

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

    The Network produces and acquires programs, makes those programs available to the Company's affiliates and sells network advertising. The full-power O&Os and full-power Affiliated Stations together reach approximately 6.5 million, or approximately 72%, of Hispanic Households. The low-power O&Os and low-power Affiliated Stations (including translators) together reach approximately 607,000, or approximately 7%, of Hispanic Households. The cable affiliates and direct broadcast systems reach approximately 1,187,000, or approximately 13%, of Hispanic Households.

    Through the Company's ownership of the O&Os, it controls approximately 77% of the Network's broadcast distribution.

    AFFILIATION AGREEMENTS. Each of the Company's affiliates has the right to preempt (I.E., to decline to broadcast at all or at the time scheduled by the Network), without prior Network permission, any and all Network programming that it deems unsatisfactory, unsuitable or contrary to the public interest or to substitute programming it believes is of greater local interest, provided that the Network consents to any rescheduling of preempted programming. If an affiliate of the Company preempts a Network program and no suitable substitute broadcast time is mutually agreed upon, the Network is permitted to offer the program to any other television station or cable service in the DMA served by such affiliate of the Company.

    Each affiliation agreement grants the Company's affiliate the right of first refusal to the Network's entire program schedule. The affiliation agreements generally provide that 50% of all advertising time be retained by the Network for Network advertising and the other 50% of the time be allocated to the Company's affiliate for local and national spot advertising. However, this allocation may be modified at the Company's discretion.

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

     THE COMPANY'S AFFILIATES' COVERAGE AND RANK AMONG HISPANIC HOUSEHOLDS

                                                                                        AFFILIATES' RANK
                                                                                             AMONG
                                            HISPANIC HOUSEHOLDS       NATIONWIDE        SPANISH-LANGUAGE
                                                COVERED(B)        HISPANIC HOUSEHOLDS      TELEVISION
DMA(A)                           STATION      (IN THOUSANDS)          COVERED(B)         STATIONS(C)(D)
------                           --------   -------------------   -------------------   ----------------
  Los Angeles(1)...............   KMEX             1,532                  17.1%                1(c)
  New York(2)..................   WXTV             1,059                  11.8                 1(c)
  Miami(3).....................   WLTV               507                   5.7                 1(c)
  San Francisco(4).............   KDTV               350                   3.9                 1(c)
  Chicago(5)...................   WGBO               340                   3.8                 1(c)
  Houston(6)...................   KXLN               337                   3.8                 1(c)
  San Antonio(7)...............   KWEX               323                   3.6                 1(c)
  Dallas/Ft. Worth(8)..........   KUVN               234                   2.6                 1(c)
  Phoenix(10)..................   KTVW               209                   2.4                 1(c)
  Fresno(13)...................   KFTV               179                   2.0                 1(c)
  Sacramento(14)...............   KUVS               178                   2.0                 1(c)
                                                   -----                  ----
FULL-POWER O&OS
  Total full-power O&Os........                    5,248                  58.7
FULL-POWER AFFILIATED STATIONS
  McAllen/Brownsville(9)(e)....   KNVO               209                   2.3                 1(c)
  Albuquerque(12)(e)...........   KLUZ               190                   2.1                 1(c)
  El Paso(15)(e)...............   KINT               178                   2.0                 1(c)
  Denver(16)(e)................   KCEC               148                   1.7                 1(d)
  Corpus Christi(20)(e)........   KORO               100                   1.1                 1(c)
  Boston(23)(e)................   WUNI                97                   1.1                 1(d)
  Las Vegas(25)(e).............   KINC                83                   0.9                 1(d)
  Salinas/Monterey(26)(e)......   KSMS                60                   0.7                 1(d)
  Laredo(31)(e)................   KLDO                53                   0.6                 1(d)
  Yuma/El Centro(37)(e)........   KVYE                43                   0.5                 1(d)
  Sta Barbara-Sta Maria-San
    Luis Obispo(36)............   KTAS                44                   0.5                 1(d)
                                                   -----                  ----
    Total full-power Affiliated
      Stations.................                    1,205                  13.5
CABLE AFFILIATES(f)............                    1,124                  12.6
DBS Systems(g).................                       63                    .7
LOW-POWER BROADCAST
  AFFILIATES(h)................                      607                   6.7
                                                   -----                  ----
TOTAL AFFILIATES...............                    8,247                  92.2%
                                                   =====                  ====

------------------------

(a) Numbers in parentheses represent Hispanic DMA rank by number of Hispanic Households.

(b) Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 2001.

(c) Rank among the Spanish television stations in the DMA. Source Nielsen Hispanic Station Index ("NHSI") November 2000. M-Su/6a.m.-2 a.m.

(d) Rank among the Spanish television stations in the DMA. Source Nielsen Station Index ("NSI") November 2000. M-Su/6a.m.-2 a.m.

(e) Owned by Entravision.

(f) Source: Company estimate derived from Nielsen Cable On-Line Data Exchange, January 2001.

(g) Source: Nielsen Media Research.

(h) Source: Based on Company estimates.

GALAVISION NETWORK

    Galavision is the leading U.S. Spanish-language general entertainment basic cable television network, reaching approximately 14.0 million subscribers, of whom 3.4 million are Hispanic. In addition, Galavision reaches 10.4 million subscribers through direct broadcast systems, of whom .2 million are Hispanic. According to Nielsen Media Research ("Nielsen"), Galavision reaches over 65% of all Hispanic Households that subscribe to cable and direct broadcast systems. Galavision's line-up includes sports, music, bicultural shows, educational children's programming, news, novelas, variety, monthly specials and movies. The Company programs Galavision so that Galavision and the Network generally do not run the same type of show simultaneously.

PROGRAMMING

    The Company directs its programming primarily toward its young, family-oriented audience. It begins daily with DESPIERTA AMERICA and talk and information shows, Monday through Friday, followed by NOVELAS. In the late afternoon and early evening, the Network offers a talk show, a news-magazine and national news, in addition to local news provided by the O&Os. Weekend daytime programming begins with children's programming, followed by sports, variety, teen lifestyle shows and movies. During prime time, the Company airs NOVELAS, variety shows, a talk show, comedies, news magazines, lifestyle shows, as well as specials and movies. Prime time is followed by late news and a late night talk show.

    Approximately eight to ten hours of programming per weekday, including a substantial portion of weekday prime time, are currently programmed with NOVELAS supplied primarily by Televisa and to a lesser extent by Venevision. Although NOVELAS have been compared to daytime soap operas on ABC, NBC or CBS, the differences are significant. NOVELAS, originally developed as serialized books, have a beginning, middle and end, generally run five days per week, and conclude four to eight months after they begin. NOVELAS also have a much broader audience appeal than soap operas, delivering audiences that contain large numbers of men, children and teens in addition to women.

    The Hispanic population is primarily young and family-oriented. The Company's programming has been particularly successful with this young audience. The Company's strongest demographic is among adults aged 18-34. In
November 2000, Sunday through Saturday 7 a.m. to 1 a.m., according to NHTI, the Company had a 29% share of all Hispanic adults in this age category, which exceeded all other broadcasters.

    In 2000, the Company derived approximately 40% and 5% of its gross advertising sales from programs produced by Televisa and Venevision, respectively, under the amended and restated program license agreements between the Company and Televisa and the Company and Venevision (the "Program License Agreements"). Programming supplied by Televisa and Venevision under the Program License Agreements and programs produced by the Company currently represent in the aggregate approximately 93% of the Network's non-repeat broadcast hours. The remainder primarily consists of other programs acquired from independent third-party suppliers. All programs produced by the Network accounted for approximately 41% of the Company's gross advertising sales in 2000. In response to a weakening advertising sales environment, in February 2001 the Company implemented certain cost saving measures, including cancellation of several Univision produced programs currently on the air or in development.

    The Company's news programming is generally produced either at the Network facility in Miami or the local stations. The Network produces an early evening network newscast seven days per week and a late network newscast, Monday through Friday. All full-power O&Os produce local newscasts that reflect the communities they serve.

PROGRAM LICENSE AGREEMENTS

    Through the Program License Agreements, the Company has the first right until December 2017 to air in the U.S. all Spanish-language programming produced by or for Televisa and Venevision (with certain exceptions). Televisa, which is the world's largest producer of Spanish-language television programs, is the leading media and entertainment company in Mexico with an approximate 75% share of Mexico's viewing audience during 2000. Venevision is Venezuela's leading television network with an approximate 47% share of its viewing audience during 2000. The Program License Agreements provide the Network and Galavision with access to programming to fill up to 100% of their program schedules. Televisa and Venevision programming represented approximately 37% and 11%, respectively, of the Network's non-repeat broadcast hours in 2000.

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

    Under the Program License Agreements, the Company may license programming from Televisa and Venevision that, when added to (i) local programs produced by the O&Os and used on the Network, (ii) any programs produced by the Company and
(iii) any programs purchased by the Company other than from Televisa and Venevision, will be sufficient (when including an estimated six hours of repeat broadcasting in the case of the Venevision agreement) to fill a twenty-four hour per day, seven day per week time schedule for each of the Network and Galavision.

    The Company's Televisa and Venevision options are prior to all third parties' rights to obtain Televisa and Venevision produced programming for broadcast in the U.S. Generally, the Company also has a right of first refusal to acquire any program for which the Company did not exercise its option before Televisa or Venevision can license such program to any third party. Any program for which the Company elects not to exercise its right of first refusal may be licensed to third parties for not more than one run over a period of one year (with one rerun in the case of NOVELAS). Thereafter, such program must be made available to the Company under the terms described above. To the extent that Televisa or Venevision uses, or licenses a third party to use, its programming in the United States in accordance with the terms of the Program License Agreements, the Company would compete against such entity.

    Televisa and Venevision programs available to the Company are defined under the Program License Agreements as all programs produced by or for each of them in the Spanish-language or with Spanish subtitles other than programs for which they do not own U.S. broadcast rights or as to which third parties have a right to a portion of the revenues from U.S. broadcasts ("Co-produced Programs"). Televisa and Venevision have also agreed through their affiliates to use their best efforts to coordinate with the Company to permit the Company to acquire U.S. Spanish-language rights to certain Co-produced Programs and to special events produced by others, sporting events, political conventions, election coverage, parades, pageants and variety shows.

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

    In addition, Televisa, with several partners, each of whom has substantial assets, operates a direct broadcast satellite ("DBS") venture, which has a variety of program services. Televisa is required to offer the Company the opportunity to acquire a 50% economic interest in Televisa's interest in the joint venture to the extent it relates to United States Spanish-language broadcasting. While the Company believes that it will be offered such an interest, the Company has not received any indication as to what the business terms relating to such interest would be. Accordingly, the Company is not in a position to state whether it would accept such an offer. If the venture secures a significant viewership among Hispanic Households, it could have a material adverse effect on the Company's financial condition and results of operations, even if the Company decides to acquire this 50% economic interest.

    Televisa asserts that the terms and conditions of its Program License Agreement with the Company allow it, under certain circumstances, to provide any DBS venture uplinking in Mexico for distribution in the United States with Televisa program services which contain programs to which the Company believes it has an exclusive first option in the United States. The Company disagrees with Televisa's assertion and has notified Televisa of its intention to enforce its rights by all appropriate means including, if necessary, legal action, if Televisa provides such programs to any such DBS venture. There can be no assurance that Televisa will desist from providing such programming to its or other DBS ventures, or, if Televisa were not to desist, that the Company would prevail in court.

THE O&OS

    The Company owned and operated 12 full-power O&Os as of December 31, 2000, 11 of which broadcast Network programming, produce local news and other programming of local importance, cover special events and may acquire programs from other suppliers. UTG acts as the representative of the Company's affiliates for national spot sales and receives a commission of 15% of net revenues after agency commission in return for such services from its Affiliated Stations. The Company's Bakersfield full-power station is a UPN affiliate. Each of the full-power Network-affiliated O&Os is the leading Spanish-language television station in its DMA.

    As shown on the following table, three of the full-power O&Os owned by the Company rank as the top station in their respective DMAs in the November 2000 NSI survey.

FULL-POWER O&OS' COVERAGE AND RANK AMONG HISPANICS

                                                                                                            COMPANY'S      ADULTS
                                                                                                              SHARE       18 TO 49
                           DMA RANK          2001 HISPANIC       2001 HISPANIC      HISPANIC    SPANISH-   OF SPANISH-     TOTAL
                         (BY HISPANIC         HOUSEHOLDS          POPULATION       HOUSEHOLD    LANGUAGE    LANGUAGE      AUDIENCE
DMA                    HOUSEHOLDS)(A)(B)   (IN THOUSANDS)(B)   (IN THOUSANDS)(B)   DENSITY(C)    USE(D)    VIEWING(E)     RANK(F)
---                    -----------------   -----------------   -----------------   ----------   --------   -----------   ----------
Los Angeles..........          1                 1,532               6,092            28.6%       20.3%    59%(g)            1
New York.............          2                 1,059               3,291            15.3        10.9     71                7
Miami................          3                   507               1,438            34.5        28.2     66 (h)            1
San Francisco........          4                   350               1,232            14.4         8.7     77                6
Chicago..............          5                   340               1,225            10.5         7.7     70                7
Houston..............          6                   337               1,157            19.3        13.5     78                2
San Antonio..........          7                   323               1,030            46.5        22.6     88                5
Dallas/Ft. Worth.....          8                   234                 817            11.3         8.1     73                4
Phoenix..............         10                   209                 711            14.5         8.8     87                6
Fresno...............         13                   179                 673            34.5        21.6     90                1
Sacramento...........         14                   178                 614            15.0         8.2     95                7

------------------------

(a) The other DMAs ranked among the top fifteen by number of Hispanic Households are McAllen/ Brownsville (9th), San Diego (11th), Albuquerque (12th) and El Paso (15th).

(b) Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank, January 2001 estimates. In deriving its figures, Nielsen only counts persons present in Hispanic Households.

(c) Percentage of total households that are Hispanic Households. Source: Nielsen Media Research, Black & Hispanic DMA Market and Demographic Rank,
    January 2001.

(d) Represents where the Spanish language is spoken at least 50% of the time by adults (includes Spanish dominant and bilingual) as a percent of the total DMA Households. Source: Nielsen Enumeration Study 2001, which sets forth demographic attributes of Hispanic population.

(e) Source: NHSI, adults 18 to 49, November 2000, Monday to Sunday, 6 a.m. to 2 a.m.

(f) Source: NSI, adults 18 to 49, November 2000, Monday to Sunday, 6 a.m. to 2 a.m.

(g) The Los Angeles market has four full-power Spanish-language television stations, KRCA only broadcasts part-time in Spanish.

(h) The Miami market has four Spanish-language television stations.

    Set forth below is information, including ratings and performance information based on most recently available data, for the Company's top six O&Os.

    LOS ANGELES. The Los Angeles DMA has the largest Hispanic population in the U.S., estimated by Nielsen to be 6.1 million people as of the beginning of 2001, and is the second largest U.S. television market overall. The Hispanic population in Los Angeles represents 39% of that DMA's total population and 20% of the total U.S. Hispanic population.

    In November 2000, the Company's Los Angeles O&O, KMEX, posted a 59% share of the viewers tuned to Spanish-language television from 6 a.m. to 2 a.m. Monday through Sunday, while Telemundo-KVEA posted a 25% share and KWHY posted a 13% share. One other full-power station in the Los Angeles DMA broadcasts part-time in Spanish. Compared to all general market television stations in the November 2000 NSI Report, KMEX was first in adults aged 18 to 34 ratings and adults aged 18 to 49, and was sixth in households in the Los Angeles DMA Monday through Sunday 6 a.m. to 2 a.m. A total of 16 commercial television stations currently operate in the Los Angeles DMA. Some of these stations simulcast their news programs and certain entertainment programs in both English and Spanish. In addition, Nielsen estimates that cable penetration among Hispanic Households in the Los Angeles DMA is 51%.

    NEW YORK. The New York DMA has the second largest Hispanic population in the U.S., estimated by Nielsen to be 3.3 million people at the beginning of 2001, and is the largest U.S. television market overall. The Hispanic population in New York represents 18% of that DMA's total population and 11% of the total U.S Hispanic population.

    In November 2000, the Company's New York O&O, WXTV, was the leading Spanish-language station with a 71% share of the audience watching Spanish-language television (6 a.m. to 2 a.m. Monday through Sunday), while Telemundo-WNJU posted a 29% share. Compared to all general market television stations in the November 2000 NSI Report, WXTV ranked sixth in adults aged 18 to 34 ratings and ranked seventh in adults aged 18 to 49, Monday through Sunday, 6 a.m. to 2 a.m. A total of 14 commercial television stations service the New York DMA. According to Nielsen, cable penetration among Hispanic Households in the New York DMA is approximately 68%.

    MIAMI. The Miami DMA has the third largest Hispanic population in the U.S., estimated by Nielsen to be 1.4 million people as of the beginning of 2001, and is the sixteenth largest U.S. television market overall. The Hispanic population in Miami represents 39% of that DMA's total population and 5% of the total U.S. Hispanic population.

    In November 2000, the Company's Miami O&O, WLTV, had a 66% share of the audience watching Spanish-language television from 6 a.m. to 2 a.m., Monday through Sunday. Compared to all general market television stations in the November 2000 NSI Report, WLTV was in first place in adults aged 18 to 34, adults aged 18 to 49 and adults aged 25 to 54 ratings and placed first in households in the Miami market, Monday through Sunday, 6 a.m. to 2 a.m.. WLTV is fully competitive with all English-language stations in the Miami DMA in all major dayparts. A total of 14 commercial television stations service the Miami DMA. In addition to the Company's WLTV and Telemundo-WSCV, which garnered a 32% share, there are two other television stations showing some Spanish-language programming. According to Nielsen, cable penetration among Hispanic Households in Miami is approximately 71%.

    SAN FRANCISCO. The San Francisco DMA has the fourth largest Hispanic population in the U.S. estimated by Nielsen to be 1.2 million people as of the beginning of 2001 and is the fifth largest television market overall. The Hispanic population of San Francisco represents 19% of the DMA's total population and 4% of the total U.S. Hispanic population.

    In November 2000, the Company's San Francisco O&O, KDTV, had a 77% share of the audience watching Spanish-language television from 6 a.m. to 2 a.m. Monday through Sunday. KDTV has one Spanish-language competitor, Telemundo-KSTS. Compared to all general market television stations in the San Francisco DMA in the November 2000 NSI report KDTV ranked fourth among adults aged 18-34 and sixth in adults aged 18-49. KDTV is fully competitive with certain English-language stations in delivering young adult demographics in the San Francisco DMA. A total of 16 commercial television stations service the San Francisco DMA. According to Nielsen the cable penetration among Hispanic Households in San Francisco is approximately 68%.

    CHICAGO. The Chicago DMA has the fifth largest Hispanic population in the U.S., estimated by Nielsen to be 1.2 million people at the beginning of 2001, and is the third largest U.S. television market overall. The Hispanic population in Chicago represents 14% of that DMA's population and 4% of the total U.S. Hispanic population.

    In November 2000, the Company's Chicago O&O, WGBO, posted a 70% share of the audience watching Spanish-language television 6 a.m. to 2 a.m., Monday through Sunday. WGBO has one Spanish-language competitor, Telemundo-WSNS. Compared to all general market television stations in the Chicago

DMA in the November 2000 NSI report, WGBO ranked fifth among adults 18-34 and seventh among adults 18-49. WGBO is fully competitive with certain English-language stations in the delivery of young demographics in the Chicago DMA, particularly adults aged 18 to 34. A total of 13 television stations service the Chicago DMA. According to Nielsen, cable penetration among Hispanic Households in Chicago is approximately 52%.

    HOUSTON. Houston has the sixth largest Hispanic population in the U.S., estimated by Nielsen to be 1.2 million people as of the beginning of 2001, and is the eleventh largest U.S. television market overall. The Hispanic population in Houston represents 25% of that DMA's total population and 4% of the total U.S. Hispanic population.

    In November 2000, the Company's Houston O&O, KXLN, posted a 78% share of the audience watching Spanish-language television 6 a.m. to 2 a.m., Monday through Sunday. KXLN has one Spanish-language competitor, the Telemundo affiliate KTMD. Compared to all general market television stations in the Houston DMA in the November 2000 NSI Report, KXLN was ranked first in the delivery of adults aged 18 to 34 and second in adults aged 18 to 49, Monday through Sunday, 6 a.m. to 2 a.m. A total of 14 commercial television stations service the Houston DMA. According to Nielsen, cable penetration among Hispanic Households in Houston is approximately 44%.

    The Company exercises its "must carry" rights in each DMA in which it operates a full-power O&O.

    The Company's seven low-power O&Os are located in Austin, Bakersfield, Fort Worth, Hartford, Philadelphia, Santa Rosa and Tucson. The low-power O&Os, in the aggregate, accounted for approximately 1% of the Company's net revenues in 2000 and approximately 2% of the Network broadcast distribution.

ADVERTISING

    The Company's top 10 advertisers for 2000 were AT&T, General Motors, MCI Communications, Procter & Gamble, Ford Division, Americatel, Sears, McDonald's, Toyota and Kraft Foods, most of which have substantially increased advertising commitments to the Company during the last five years. During the last five years, no single advertiser has accounted for more than 10% of the Company's gross advertising revenues. Approximately 98% of the Company's gross revenues for 2000 and 1999 consisted of Network, national spot, local, Galavision and Univision Online advertising revenues.

    None of the O&Os currently receives its proportionate share of advertising revenues commensurate with its audience share. The Company focuses much of its sales efforts on demonstrating to advertisers its ability to reach the Hispanic audience in order to narrow the gap between its share of advertising revenues and its audience share.

    NETWORK ADVERTISING. Network advertising revenues represented 55.2% and 52.7% of the Company's gross revenues in 2000 and 1999, respectively. The Company attracts advertising expenditures from diverse industries, with advertising for food and beverages, personal care products, automobiles, other household goods and telephone services representing the majority of Network advertising. Upfront advertising sales for the 2000-2001 season were $501 million, an increase of 18% over the previous season. The growth in the Upfront--the buying commitment made by major national advertisers in advance of the coming broadcast year--represented a significant broadening of our advertising base. Of the 92 national accounts committing to Univision Network in the Upfront, 21 were new accounts. Univision Network is increasingly becoming a core media buy for major advertisers.

    SPOT ADVERTISING. National spot advertising represents time sold to national and regional advertisers based outside a station's DMA. National spot advertising revenues represented 16.7% and 17.2% of the Company's gross revenues for 2000 and 1999, respectively. National spot advertising primarily comes from new advertisers wishing to test a market and advertisers who are regional retailers and manufacturers without national distribution. To a lesser degree, national spot advertising comes from advertisers who have the need to enhance network advertising in a given market. National spot advertising is the means by which most new national and regional advertisers begin marketing to Hispanics.

    LOCAL ADVERTISING. Local advertising revenues are generated by both local merchants and service providers and regional and national businesses and advertising agencies located in a particular DMA. Local advertising revenues represented 25.8% and 28.2% of the Company's gross revenues for 2000 and 1999, respectively.

MARKETING

    The Company's account executives are divided into three groups: network sales; national spot sales; and local sales. The account executives responsible for network sales target and negotiate with accounts that advertise nationally. The national spot sales force represents each broadcast affiliate for all sales placed from outside its DMAs. The local sales force represents an O&O for all sales placed from within its DMA.

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

    Galavision maintains sales offices in New York, Los Angeles and Dallas. In addition to selling advertising time from these sales offices, the Company also maintains a cable affiliate relations sales group that is responsible for generating cable subscriber fee revenues for the Company.

    Univision Online, Inc., which launched an internet portal directed at Hispanics in the United States, Mexico and Latin America in 2000, maintains sales offices in Los Angeles and New York.

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

    Telemundo is the Company's largest competitor that broadcasts Spanish-language television programming. As of December 31, 2000, Telemundo served 64 markets in the United States, as well as the Puerto Rico market, and reached approximately 85% of all Hispanic Households. In most of the Company's DMAs, the Company's affiliates competes directly with a station owned by or affiliated with Telemundo. In August 1998, a venture formed by Apollo Investment Fund III L.P., Bastion Capital Fund L.P., the Sony Pictures Entertainment unit of Sony Corp. and Liberty Media Corporation acquired Telemundo.

    The rules and policies of the Federal Communications Commission ("FCC") encourage increased competition among different electronic communications media. As a result of rapidly developing technology, the Company may experience increased competition from other free or pay systems by which information and entertainment are delivered to consumers, such as direct broadcast satellite and video dial tone services.

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

EMPLOYEES

    As of December 31, 2000, the Company employed approximately 2,260 full-time employees. At December 31, 2000, approximately 11.4% of the Company's employees, located in Chicago, Fresno, Los Angeles, San Francisco and New York were represented by unions.

    The collective bargaining agreement covering the union employees expires at the Chicago O&O in February 2004. The Los Angeles O&O has two collective bargaining agreements which expire January 2003 and March 2004. The New York O&O has three collective bargaining agreements which expire June 2003, December 2003 and May 2004. The collective bargaining agreement covering the union employees expires at the San Francisco O&O in April 2002. The collective bargaining agreement covering the union employees at the Fresno O&O expires
June 2003.

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

    NEW LICENSES. The FCC has adopted a Table of Allocations which assigns specific television channels to specific communities. The Table of Allocations can be changed from time to time through notice and comment rulemaking. The FCC periodically permits applications to be filed seeking authority to construct new television channels on unused allocated channels. The applications are subject to public notice. If more than one party files an application for the same unused allocation, the FCC conducts an auction at which the highest bidder is tentatively chosen to receive a permit to construct a station on the unused channel. After the auction, interested parties may file a petition to deny such an application. In deciding whether to grant a challenged auction winning application, the FCC considers the qualifications of the applicant and the compliance of the application with its technical and other rules and regulations. The Company currently has pending an application for authority to construct a new full power television station on an unused allocated channel in the Austin, Texas, market. The Company was the high bidder in the auction for that facility. One of the unsuccessful applicants has challenged the Company's application on technical grounds, and an FCC decision is pending.

    ASSIGNMENTS AND TRANSFERS. The FCC prohibits the assignment of a license or the transfer of control of a television or radio broadcasting license without prior FCC approval. In order to obtain such consent, an application must be filed with the FCC on the appropriate form, and the FCC provided with certain information required by the form and its rules. Assignment and transfer applications are subject to public notice, and interested parties may file a petition to deny such an application. In deciding whether to grant an assignment or transfer application, the FCC considers the qualifications of the assignee or transferee, the compliance of the transaction with its multiple ownership and other rules, and other factors in order to determine whether the public interest would be served by such change in ownership. If the Commission finds unresolved substantial and material questions of fact affecting whether the public interest would be served by grant of an assignment or transfer application, it is required to conduct an evidentiary hearing to resolve such outstanding issues.

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

    Set forth below are the license expiration dates of each O&O station:

                      O&O STATION LICENSE EXPIRATION DATES

DMA                                            STATION LICENSE   EXPIRATION DATE
---                                            ---------------   ---------------
Austin.......................................  K30CE-LP(a)           8/01/06(b)
Bakersfield..................................  KUVI                 12/01/06
Bakersfield..................................  KABE-LP(a)           12/01/06(c)
Chicago......................................  WGBO                 12/01/05
Dallas/Fort Worth............................  KUVN                  8/01/06
Dallas/Fort Worth............................  KUVN-LP(a)            8/01/06(b)
Fresno--Visalia..............................  KFTV                 12/01/06
Hartford & New Haven.........................  W47AD-LP(a)           4/01/07(c)
Houston......................................  KXLN                  8/01/06
Los Angeles..................................  KMEX                 12/01/06
Miami--Fort Lauderdale.......................  WLTV                  2/01/05
New York.....................................  WXTV                  6/01/07
Philadelphia.................................  WXTV-LP(a)            8/01/07
Phoenix......................................  KTVW                 10/01/06
Sacramento--Stockton--Modesto................  KUVS                 12/01/06
San Antonio..................................  KWEX                  8/01/06
San Francisco--Oakland--San Jose.............  KDTV-LP(a)           12/01/06
San Francisco--Oakland--San Jose.............  KDTV                 12/01/06
Tucson (Nogales).............................  KUVE-LP(a)           10/01/06(c)

------------------------

(a) Low-power O&O station. Has received a certificate of eligibility for Class A status from the FCC.

(b) This station holds a construction permit to displace from its present channel to an alternative channel.

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

    OWNERSHIP RESTRICTIONS. The FCC has adopted complex regulations which limit the attributable ownership interests which may be held by a single individual or entity. The FCC's rules provide that, with certain exceptions, the power to vote or control the vote of 5% or more of the outstanding voting power of a licensee is the test for determining whether an entity has an "attributable interest" in a licensee's stations for purposes of the multiple ownership rules. However, the FCC's rules permit certain passive institutional investors (i.e., qualifying investment companies, insurance companies or bank trust departments) to vote or control the vote of up to 20% of the outstanding voting power of a broadcast company before they will be deemed to have an "attributable interest." In addition, all officers and directors of a corporate licensee, and general partners of a partnership licensee, hold an attributable interest in such licensee. In

August 1999, the FCC adopted a new "equity/debt plus" attribution rule, which makes attributable the interests of any party that holds a financial interest, whether equity or debt or some combination thereof, in excess of 33% of a licensee's total capital if such holder is either a significant program supplier to the licensee or if such holder has another media interest in the same market

    Current FCC "multiple ownership" rules, permit, under certain conditions, common ownership of television stations within a common geographic area. Specifically, the FCC rules allow common ownership of two television stations, regardless of signal contour overlap, as long as the stations are in two different Nielsen Designated Market Areas ("DMAs"). The FCC rules allow common television ownership in the same DMA if there is no Grade B contour overlap. The FCC will also allow common ownership of two television stations in the same DMA as long as eight separately-owned full-power commercial and non-commercial television stations will remain after the transaction to place the two stations under common ownership is completed, provided that at least one of the stations in the transaction is not among the top-four rated stations in the market. In addition, the FCC will consider granting duopoly rule waivers to permit common ownership of two television stations in the same market in cases in which a same-market licensee is the only reasonably available buyer and the station being acquired is either "failed," "failing," or "unbuilt."

    In its Broadcasting Ownership Biennial Review Report, issued June 20, 2000 (the "Biennial Report"), the FCC determined to retain its national television ownership cap under which a single individual or entity may hold an attributable interest in an unlimited number of television stations provided those stations do not have an aggregate national audience reach exceeding 35% of the television homes in the United States. For this purpose, the FCC counts the television households in each DMA in which a party has an attributable interest in a television station as a percentage of the total television households in all DMAs. Under the "UHF Discount" only 50% of the television households in a DMA are counted towards the 35% national restriction if the owned station is a UHF station (as are the O&O stations), and households are counted only once regardless of how many interests a party may have in a particular DMA. There is a pending court challenge to the 35% national ownership cap. The FCC has announced its intention to implement a phased-in elimination of the UHF Discount near the completion of the transition to digital television. The Company currently holds an attributable stock interest in Entravision Communications Corporation, licensee of 18 television stations. None of the principal stockholders presently holds attributable interests in any other U.S. television stations.

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

    The FCC will allow a party to own a television station (and a second television station, if otherwise permitted under the new television duopoly rule) along with any of the following radio station combinations in the same market: (i) up to six radio stations (any combination of AM and FM stations that complies with the local radio ownership rule) if at least 20 independent broadcast voices would exist in the market after the transaction creating the television-radio combination; (ii) up to four radio stations (in compliance with local radio ownership rules) if at least 10 independent broadcast voices would exist in the market after the transaction; or (iii) one radio station regardless of the number of independent media voices remaining in the market after the transaction. In those markets where a party owns only one television station and there would be at least 20 independent media voices in the market after the transaction, the FCC will allow common ownership of the television station and seven radio stations (again, in compliance with local radio ownership rules). The FCC will also allow waivers of the radio/TV cross-ownership rule in certain cases in which one of the stations in the proposed transaction is a failed station. At present, the FCC imposes no limits on the number of radio stations that may be directly or indirectly owned nationally by a single entity.

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

    ALIEN OWNERSHIP. The Communications Act generally prohibits a licensee from having more than 20% of its capital stock directly owned or voted by foreign nationals (including entities organized under the laws of a foreign country), foreign governments, or the representatives of either (each a "Foreign Interest"). A licensee may not be organized under the laws of a foreign country. Any company that directly or indirectly controls a broadcast licensee may not have more than 25% of its capital stock owned or voted by Foreign Interests if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision to require an affirmative public interest finding before a broadcast license may be granted to or held by any such licensee that is controlled by a company whose foreign-held capital stock exceeds such 25% benchmark. The FCC has rarely made such an affirmative finding. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As presently organized, the Company complies with the FCC's foreign ownership restrictions. In particular, the Company's Restated Certificate of Incorporation contains provisions that permit the Company to redeem any shares of capital stock, other than Class T and Class V Common Stock, owned by Foreign Interests and to take other actions necessary to ensure its compliance with the foreign ownership restrictions of the Communications Act and related FCC rules.

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

    The FCC's so-called "spot sale rule" prohibits a network from representing its affiliates in the sale of non-network advertising time unless such affiliates are owned by or under common control with the network. In late 1990, the FCC granted a permanent waiver to the Company's predecessor permitting non-owned and operated affiliates of the Network to be represented by the Network in the spot sales market. In 1992, as part of its approval of the acquisition of the Network and UTG, excluding the Chicago, Houston, Sacramento and Bakersfield O&Os, the FCC granted the Company's request to extend the permanent waiver of the spot sale rule so as to permit the Network to continue to act as a national sales representative for each affiliate of the Company. Beginning in 1998, the Company's national spot sales team was transferred to UTG.

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

    Under certain circumstances, conversion to DTV operations may reduce or increase a station's geographical coverage area. In addition, the FCC's current implementation plan would maintain the secondary status of low-power stations in connection with its allotment of DTV channels. The FCC has acknowledged that DTV channel allotment may involve displacement of existing low-power stations, particularly in major television markets. Accordingly, the Company's low-power broadcast affiliates may be materially adversely affected. The Company has already filed displacement applications seeking new channel allotments for seven of its low-power stations, which will be at least partially displaced by DTV channels. Two of these stations have been licensed and are operating on their displacement channels, two hold construction permits authorizing the construction and operation of facilities on the displacement channels, and displacement applications remain pending with regard to the remaining three stations. There is no assurance that the pending applications will be granted by the FCC. The impact of the DTV transition upon the Company's low-power stations may be reduced because the FCC has issued certificates of eligibility for Class A status for each of the Company's existing low-power stations. Class A stations are a new regulatory classification recently mandated by Congress that has greater protections against displacement than low-power television stations.

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

    In response to the concerns of broadcasters, satellite carriers, and viewers, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("1999 SHVIA"), on November 29, 1999. This act authorizes satellite carriers to add more local and national broadcast programming to their offerings, and to make that programming available to subscribers who previously have been prohibited from receiving broadcast fare via satellite under compulsory licensing provisions of the copyright law. The legislation generally seeks to place satellite carriers on an equal footing with local cable operators when it comes to the availability of broadcast programming, including the reception of local broadcast signals by satellite retransmission ("local into local") and thus give consumers more and better choices in selecting a multichannel video program distributor ("MVPD"). Among other things, the new legislation and implementing regulation requires broadcasters, until 2006, to negotiate in good faith with satellite carriers and MVPDs with respect to their retransmission of the broadcasters' signals, and prohibits broadcasters from entering into exclusive retransmission agreements. The FCC has initiated several rulemakings to implement the 1999 SHVIA, including a proceeding to determine whether, and to what extent, the FCC's network non-duplication, syndicated exclusivity and sports blackout rules should apply to satellite retransmissions, and to resolve a number of issues relating to retransmission consent issues. As a result of the adoption of 1999 SHVIA, DBS systems are beginning to provide the signals of certain traditional over-the-air broadcast stations in their local markets, in addition to providing the programming of premium services such as HBO and other traditionally cable-oriented satellite programming services. In the future, competition from DBS systems could have a material adverse effect on the financial condition and results of operations of the Company. The Company cannot predict the impact of the 1999 SHVIA or of any modification of the FCC's regulations as a result of those changes.

    RECENT DEVELOPMENTS, PROPOSED LEGISLATION AND REGULATION. On September 12, 2000, the FCC proposed to standardize and enhance public interest disclosure requirements for television broadcasters. In a Notice of Proposed Rulemaking approved that date, the FCC tentatively concluded that television broadcasters should place information in their public files on a quarterly basis. The information would be on a standardized form, and would replace the current programs-issues lists maintained by television licensees. Among the information that would be required are the amounts of programming broadcast in certain categories, such as news and public affairs programming, and information as to the licensee's closed captioning and video description activities. It is contemplated that the information would be retained in a station's public file until final action has been taken on the station's next renewal

    On April 18, 2000, a new FCC equal employment opportunities ("EEO") rule went into effect. The new rule requires broadcast licensees to provide equal opportunity in employment to all qualified persons, and prohibits discrimination against any person by broadcast stations because of race, color, religion, national origin or sex. The EEO rule requires each station to establish, maintain and carry out a positive continuing program of specific practices designed to ensure equal opportunity and nondiscrimination in every aspect of station employment policy and practice. It requires stations to recruit for every job vacancy using a variety of recruitment sources sufficient to widely disseminate information concerning the vacancy. In addition, stations are required either (a) to provide notification of each vacancy to any organization that distributes information about employment opportunities upon request and to engage in a specific number of EEO outreach initiatives, or (b) to adopt alternative recruitment techniques that will result in a diverse pool of job applicants. Stations will be required to maintain extensive records regarding their efforts to comply with the rule, to submit regular reports to the FCC evaluating their EEO programs, and each station's performance will be reviewed by the FCC at the mid-point of their renewal term and as part of the renewal process. Stations with few employees are exempted from certain portions of the FCC's EEO requirements. On January 16, 2001, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision which vacated the FCC EEO rule on constitutional grounds. The Company cannot predict whether the FCC will appeal that decision.

    The FCC has promulgated a number of regulations prohibiting, with certain exceptions, advertising relating to lotteries and casinos. The U.S. Court of Appeals for the Ninth Circuit ruled that the advertising limits on casino advertising are unconstitutional and therefore invalid. In June 1999, the U.S. Supreme Court held that current federal law cannot be applied under the First Amendment to prohibit advertisements of lawful private casino gambling on broadcast stations located in Louisiana. The Supreme Court's holding, however, did not specifically address any similar state law prohibitions. In
September 1999, the FCC released a Public Notice indicating that, in the U.S. Government's brief in a case before the U.S. Court of Appeals for the Third Circuit, the Government, in light of the Supreme Court's reasoning, has concluded that 18 U.S.C. Section 1304 (broadcasting lottery information), as currently written, may not constitutionally be applied to truthful advertisements for lawful casino gambling, regardless of whether the broadcaster who transmits the advertisement is located in a state that permits casino gambling or a state that prohibits it. The FCC has not withdrawn its September 1999 Public Notice or otherwise reconsidered its position as set forth in that Public Notice. The FCC does not interpret the decisions of these Courts as applying to forms of lotteries other than casino gambling, however. Moreover, none of these Court decisions specifically address any state law prohibitions on the broadcast advertising of lottery information within their borders. If state law prohibits such advertising, it is the FCC's position that such state prohibition will control notwithstanding these decisions interpreting federal law.

    The advertising of cigarettes or smokeless tobacco products on broadcast stations is banned by federal law. Certain Congressional committees have examined legislative proposals to eliminate or severely restrict the broadcast advertising of alcoholic beverages, including beer and wine, but such advertising is not currently prohibited.

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

    On July 21, 2000, the FCC adopted rules which require, effective April 1, 2003, that television broadcast stations affiliated with the ABC, NBC, CBS and Fox networks in the top 25 DMAs provide a minimum of 50 hours per calendar quarter of described prime time and/or children's programming, and to "pass through" any video description it receives from a programming provider if technically capable of doing so. Video description, which is intended to help the visually impaired, involves the insertion into a TV program of narrated descriptions of settings and actions that are not otherwise reflected in the dialogue, such as the movement of a person in the scenes, and is to be provided through the use of the Secondary Audio Programming ("SAP") channel, which is currently used by some broadcasters to provide simultaneous transmission of dialogue in an alternative language. In addition, all stations providing local emergency information as part of a regularly scheduled newscast, or as part of a newscast that interrupts regularly scheduled programming, will be required to make the critical details of this information accessible to persons with visual disabilities in the local area, and all stations providing emergency information through a "crawl" or a "scroll" will be required to accompany that information with an aural tone to alert persons with visual disabilities. The FCC did adopt an exemption for those showing it was be an undue burden to comply.

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

ITEM 2. PROPERTIES

    The principal buildings owned or leased by the Company are described below:

                     PRINCIPAL PROPERTIES OF THE COMPANY(1)

                                                              AGGREGATE
                                                           SIZE OF PROPERTY    OWNED           LEASE
                                                            IN SQUARE FEET       OR          EXPIRATION
LOCATION                                                    (APPROXIMATE)      LEASED           DATE
--------                                                   ----------------   --------       ----------
Miami, FL................................................       204,039         Owned               --
Miami, FL................................................       276,544        Leased         12/31/04(2)
Los Angeles, CA..........................................        73,585        Leased          9/30/02(3)
New York, NY.............................................        63,500        Leased          6/30/10(2)
Teaneck, NJ..............................................        47,617        Leased          7/31/12(2)

------------------------

(1) For additional information see Note 6 to consolidated financial statements.

(2) Option to renew available.

(3) The Company will not renew its lease at this location as explained below.

    In November 1999, the Company entered into a 20-year lease for a five-story building with approximately 164,000 square feet for the relocation of its flagship station and certain corporate functions in Los Angeles. The building will be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2001. The sum of the lease payments will be approximately $103,000,000 over 20 years beginning on the expected lease commencement date of September 30, 2001. The lease has been capitalized by the Company for $46,584,000.

    The Miami owned facility houses Network administration, operations (including the Network's uplink facility), sales, production, news, Galavision operations and WLTV, the Miami station. The Company broadcasts its programs to the Company's affiliates on three separate satellites from four transponders, one of which is owned and three of which are leased pursuant to two lease agreements that expire in 2012.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS

    The executive officers of the Company serve at the discretion of its Board of Directors subject to certain employment agreements. Messrs. Blank, Rodriguez and Kranwinkle have employment agreements with the Company.

    The executive officers of the Company are as follows:

NAME                            AGE                              POSITION
----------------------------  --------   --------------------------------------------------------
  A. Jerrold Perenchio           70      Chairman of the Board and Chief Executive Officer
  George W. Blank                49      Executive Vice President and Chief Financial Officer
  Robert V. Cahill               69      Vice President and Secretary
  C. Douglas Kranwinkle          60      Executive Vice President and General Counsel
  Ray Rodriguez                  50      President and Chief Operating Officer of the Network

------------------------

    Mr. A. Jerrold Perenchio has been Chairman of the Board and Chief Executive Officer of the Company since December 1992. From December 1992 through
January 1997, he was also the Company's President. Mr. Perenchio has owned and been active in Chartwell Partners LLC since it was formed in 1983. Chartwell Partners LLC is an investment firm that is active in the media and communications industry. A. Jerrold Perenchio is John G. Perenchio's father.

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

    Mr. Kranwinkle has been the Executive Vice President and General Counsel of the Company since September 2000. From January 1989 until September 2000,
Mr. Kranwinkle was a partner of O'Melveny & Myers LLP, a law firm. While at O'Melveny & Myers LLP, Mr. Kranwinkle was the head of its Capital Markets Group from February 1990 until December 1993, the managing partner of its New York office from December 1993 until June 1997, and its managing partner from April 1996 until September 2000.

    Mr. Rodriguez has been President and Chief Operating Officer of the Network since December 1992. In August 1990, Mr. Rodriguez joined the Network's predecessor as Vice President and Director of Talent Relations. In
September 1991, he became Senior Vice President and Operating Manager of the Network's predecessor. In May 1992, Mr. Rodriguez became President and Chief Executive Officer of the Company's predecessor.

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

                                                                     PRICE RANGE
                                                              -------------------------
                                                                HIGH             LOW
                                                              --------         --------
1999

  First Quarter.............................................    $25 3/8          $17 1/16

  Second Quarter............................................    $33 1/16         $24 13/16

  Third Quarter.............................................    $43 3/8          $32 5/8

  Fourth Quarter............................................    $51 19/32        $39 7/16

2000

  First Quarter.............................................    $57 7/32         $44 1/32

  Second Quarter............................................    $57 25/32        $46 1/4

  Third Quarter.............................................    $62 11/16        $33 1/16

  Fourth Quarter............................................    $43 15/16        $24

(b) HOLDERS

At February 5, 2001, the approximate number of stockholders of record of the Company's Class A Common Stock was 178.

(c) CASH DIVIDENDS

No cash Common Stock dividends were distributed during 2000 by the Company. The Company has never declared or paid dividends on its Common Stock. The bank facility restricts the payment of cash dividends on the common stock. In addition to any other approval required by law, so long as Televisa or Venevision hold any warrants, the approval of the director elected by it is required for the Company to pay any dividends on the common stock. Since dividends are not payable on the warrants held by each of Televisa and Venevision, such approval is unlikely so long as such warrants are held by Televisa and Venevision. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

Presented below is the selected historical financial data of Univision Communications Inc.

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                  2000           1999           1998           1997           1996
                                              ------------   ------------   ------------   ------------   ------------
INCOME STATEMENT DATA (FOR THE YEARS ENDED
  DECEMBER 31)
Net revenues................................  $    863,459   $    693,090   $    577,053   $    459,741   $    244,858
Direct operating expenses...................       312,381        241,870        220,918        159,619         58,443
Selling, general and administrative
  expenses..................................       223,023        184,159        160,543        137,070         79,818
Depreciation and amortization...............        66,765         62,583         64,438         58,640         39,516
                                              ------------   ------------   ------------   ------------   ------------
Operating income............................       261,290        204,478        131,154        104,412         67,081

Interest expense, net.......................        30,097         27,459         35,830         40,147         41,691
Amortization of deferred financing costs....         1,361          1,441          1,677          1,630          2,934
Special bonus award.........................            --             --         42,608             --             --
Equity loss in unconsolidated
  subsidiaries..............................         4,828            498            764             --             --
Non-recurring expense (reversal) of acquired
  station...................................            --             --             --         (1,059)            --
Minority interest in net income of
  consolidated subsidiary...................            --             --             --             --         (1,851)
                                              ------------   ------------   ------------   ------------   ------------
Income before taxes and extraordinary loss
  on extinguishment of debt.................       225,004        175,080         50,275         63,694         24,307
Provision (benefit) for income taxes........       108,081         91,536         40,348        (19,465)         5,714
                                              ------------   ------------   ------------   ------------   ------------
Income before extraordinary loss on
  extinguishment of debt....................       116,923         83,544          9,927         83,159         18,593
Extraordinary loss on extinguishment of
  debt, net of tax..........................            --         (2,611)            --             --         (8,228)
                                              ------------   ------------   ------------   ------------   ------------
Net income..................................       116,923         80,933          9,927         83,159         10,365
Preferred stock dividends...................          (518)          (540)          (606)          (561)            --
                                              ------------   ------------   ------------   ------------   ------------
Net income available to common
  stockholders..............................  $    116,405   $     80,393   $      9,321   $     82,598   $     10,365
                                              ============   ============   ============   ============   ============

EARNINGS PER SHARE AVAILABLE TO COMMON
  STOCKHOLDERS(a)
  Basic Earnings Per Share
    Income before extraordinary loss........  $       0.57   $       0.43   $       0.05   $       0.48   $       0.11
    Net income..............................  $       0.57   $       0.42   $       0.05   $       0.48   $       0.06

    Weighted average common shares
      outstanding...........................   204,893,438    192,971,418    173,281,776    170,477,036    170,448,720

  Diluted Earnings Per Share
    Income before extraordinary loss........  $       0.49   $       0.35   $       0.04   $       0.36   $       0.08
    Net income..............................  $       0.49   $       0.34   $       0.04   $       0.36   $       0.04

    Weighted average common shares
      outstanding...........................   238,963,587    236,236,626    232,418,104    232,690,674    231,179,320

BALANCE SHEET DATA (AT END OF YEAR)
Current assets..............................  $    249,872   $    177,910   $    153,991   $    138,754   $    111,790
Total assets................................     1,448,305        974,457        938,329        967,755        884,367
Current liabilities.........................       362,961        141,901        152,891        144,029        120,350
Long-term debt..............................       377,689        303,138        377,435        460,830        498,137
Stockholders' equity........................       695,272        513,778        394,648        346,229        262,207

OTHER DATA
Broadcast cash flow.........................  $    342,147   $    281,085   $    208,377   $    174,278   $    114,495
EBITDA......................................       328,055        267,061        195,592        163,052        106,597

------------------------------

 (a) All common-share and per-common-share amounts have been adjusted retroactively for a two-for-one common-stock split effective August 11, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                                   FORM 10-K
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    The major assets of Univision Communications Inc. and its wholly owned subsidiaries (the "Company") are the Company's investments in Univision Television Group ("UTG") and Univision Network (the "Network"), from which substantially all of the Company's revenues are derived. UTG's net revenues are derived from the owned-and-operated stations (the "O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. The Network's net revenues include gross advertising revenues generated from the sale of Network advertising, net of agency commissions and station compensation to the Network's affiliates (12 full-power and 21 low-power stations with which the Company has affiliation agreements) ("Affiliated Stations"), as well as subscriber fees. Also included in net revenues are Galavision's gross advertising revenues, net of agency commissions, Galavision's subscriber fee revenues, net revenues of Univision Online, Inc. ("Univision Online"), and miscellaneous revenues.

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

YEAR ENDED DECEMBER 31, 2000 ("2000"), COMPARED TO YEAR ENDED DECEMBER 31, 1999
  ("1999")

    REVENUES. Net revenues were $863,459,000 in 2000 compared to $693,090,000 in 1999, an increase of $170,369,000 or 24.6%. The Network accounted for $77,404,000 or 45.4% of the increase, and the O&Os, Galavision and Univision Online accounted for $77,969,000 or 45.7%, $14,468,000 or 8.5% and $528,000 or
 .4%, respectively. The Network's increase is due primarily to an increase of approximately 19% in the average price of advertising spots and an increase in volume of approximately 9%. The O&Os' increase, on a same-station basis, after adjusting for the March 31, 1999, sale of the Albuquerque station, would have been $78,434,000. This increase at the O&Os is due primarily to an increase of approximately 5% in the number of spots sold and an 11% increase in the price for advertising spots. While there were increases at all the O&Os, the primary increases were derived from the Los Angeles, New York, Miami, San Francisco and Dallas stations.

    EXPENSES. Direct operating expenses, which include corporate charges of $344,000 and $300,000 in 2000 and 1999, respectively, increased to $312,381,000 in 2000 from $241,870,000 in 1999, an increase of $70,511,000 or 29.2%. License fees paid or payable, under the Company's Program License Agreements, to Televisa and Venevision increased by $26,000,000 as a result of higher net revenues. The programs A QUE NO TE ATREVES, A MILLoN and ESTAMOS UNIDOS increased programming costs by $1,451,000, $498,000 and $457,000 and purchased novelas increased programming costs by $1,218,000. The increase in all other programming costs associated with entertainment programs and movies was $5,617,000. Sports-related programming costs increased by $5,228,000, which includes $5,051,000 related to Mexican League Soccer, Road to the World Cup Soccer and the Gold Cup 2000 soccer games, $2,185,000 due to increased boxing costs and $1,163,000 related to REPUBLICA DEPORTIVA. These increases in sports-related programming costs were partially offset by the elimination of 1999 costs related to the Pan American Games of $1,791,000 and Major League Soccer of $1,665,000. News costs increased by $10,909,000, which includes $1,308,000 of costs for the program ULTIMA HORA, $1,696,000 of costs for increased airings of AQUI Y AHORA and $2,259,000 of cost increases due to the addition of early morning news at the Los Angeles station, morning news at the New York and Miami stations and weekend news at the Dallas, San Francisco, Chicago and San Antonio stations. Technical costs increased by $4,941,000 due in part to the support required for increased news programming and higher repair and maintenance costs. The Internet costs in direct operating expenses were $14,192,000. As a percentage of net revenues, direct operating expenses increased from 34.9% in 1999 to 36.2% in 2000.

    Selling, general and administrative expenses, which include corporate charges of $13,748,000 and $13,724,000 in 2000 and 1999, respectively, increased to $223,023,000 in 2000 from $184,159,000 in 1999, an increase of $38,864,000 or
21.1%. The increase is due in part to selling costs of $8,532,000 resulting from higher sales, $3,796,000 of costs associated with the Company's national advertising campaign, $2,000,000 related to employee benefits, severance and other compensation costs, $2,000,000 related to an executive resignation and $15,489,000 of Internet costs. These increases were partially offset by a decrease in 1999 costs related to community affairs of $2,000,000 and acquisition-related costs of $1,151,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 26.6% in 1999 to 25.8% in 2000.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $66,765,000 in 2000 from $62,583,000 in 1999, an increase of $4,182,000 or 6.7%.
The increase is due primarily to an increase in depreciation related to increased capital expenditures that was partially offset by a decrease in goodwill amortization.

    OPERATING INCOME. As a result of the above factors, operating income increased to $261,290,000 in 2000 from $204,478,000 in 1999, an increase of
$56,812,000 or 27.8%. As a percentage of net revenues, operating income increased from 29.5% in 1999 to 30.3% in 2000.

    INTEREST EXPENSE, NET. Interest expense increased to $30,097,000 in 2000 from $27,459,000 in 1999, an increase of $2,638,000 or 9.6%. The increase is due primarily to increased bank borrowings associated with the Company's increased investment in Entravision Communications Corporation ("Entravision") and higher interest rates during 2000 as compared to 1999.

    PROVISION FOR INCOME TAXES. In 2000, the Company reported an income tax provision of $108,081,000, representing $104,823,000 of current tax expense and $3,258,000 of deferred tax expense. In 1999, the Company reported an income tax provision of $91,536,000, representing $82,730,000 of current tax expense and $8,806,000 of deferred tax expense. The total effective tax rate was 48.0% in 2000 and 52.3% in 1999. The Company's effective tax rate of 48.0% for 2000 is lower than the 52.3% for 1999 since the Company's relatively fixed permanent non-deductible tax differences have a smaller effect as book pre-tax income increases.

    NET INCOME. As a result of the above factors, net income in 2000 was $116,923,000 compared to $80,933,000 in 1999, an increase of $35,990,000 or
44.5%. On a comparable basis, excluding, net of tax, in 1999, the extraordinary loss on extinguishment of debt of $2,611,000, the Internet business start-up cost of $1,497,000 and the equity loss in unconsolidated subsidiary of $295,000 and in 2000, Internet costs of $20,568,000, the equity losses in unconsolidated subsidiaries of $2,863,000 and executive resignation costs of $1,186,000, net income increased by $56,204,000 or 65.9% to $141,540,000 in 2000 from
$85,336,000 in 1999. As a percentage of net revenues, net income increased from 11.7% in 1999 to 13.6% in 2000.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $342,147,000 in 2000 from $281,085,000 in 1999, an increase of $61,062,000 or 21.7%. As a percentage of net revenues, broadcast cash flow decreased from 40.6% in 1999 to 39.6% in 2000.

    On a comparable basis, excluding Internet net costs of $31,605,000 in 2000 and $2,452,000 in 1999 and executive resignation costs of $2,000,000 in 2000, broadcast cash flow increased by $92,215,000 or 32.5% to $375,752,000 in 2000 from $283,537,000 in 1999. As a percentage of net revenues, broadcast cash flow, on a comparable basis, increased from 40.9% in 1999 to 43.5% in 2000.

    CORPORATE CHARGES. Corporate charges increased to $14,092,000 in 2000 from $14,024,000 in 1999, an increase of $68,000 or .5%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 2.0% in 1999 to 1.6% in 2000.

    EBITDA.  EBITDA increased to $328,055,000 in 2000 from $267,061,000 in 1999, an increase of $60,994,000 or 22.8%. As a percentage of net revenues, EBITDA decreased from 38.5% in 1999 to 38.0% in 2000.

    On a comparable basis, excluding Internet net costs of $31,605,000 in 2000 and $2,452,000 in 1999 and executive resignation costs of $2,000,000 in 2000, EBITDA increased by $92,147,000 or 34.2% to $361,660,000 in 2000 from
$269,513,000 in 1999. As a percentage of net revenues, EBITDA, on a comparable basis, increased from 38.9% in 1999 to 41.9% in 2000.

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

    INTEREST EXPENSE, NET. Interest expense decreased to $27,459,000 in 1999 from $35,830,000 in 1998, a decrease of $8,371,000 or 23.4%. The decrease is due primarily to lower bank borrowings and lower interest rates during 1999 as compared to 1998.

    SPECIAL BONUS AWARD. On May 13, 1998, a major stockholder contributed 2,709,330 shares of Class P Common Stock to the Company, which were converted to Class A Common Stock and placed in the Company's treasury. On May 27, 1998, under the Univision Communications Inc. 1998 Stock Bonus Plan, the Company granted 1,781,228 shares of Class A Common Stock to selected employees. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings remitted by the Company of $14,999,000, as well as an increase to paid-in-capital of $45,011,000. The net income effect on the 12 months ended December 31, 1998, was a reduction of $29,084,000, net of the $13,524,000 related tax benefit. The tax benefit was reduced by $3,493,000 due to the effect of non-deductible excess compensation of $8,541,000. The Company has retained the remaining 928,102 shares, with a book value of $17,402,000, in its treasury. Consistent with broadcast industry reporting, broadcast cash flow and EBITDA exclude the total amount of this special bonus award of $42,608,000.

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

    NET INCOME. As a result of the above factors, net income in 1999 was $80,933,000 compared to $9,927,000 in 1998, an increase of $71,006,000 or
715.3%. On a comparable basis, excluding, net of tax, in 1998, the special bonus award of $29,084,000 and the equity loss in unconsolidated subsidiary of $453,000 and in 1999, the extraordinary loss on extinguishment of debt of $2,611,000, the Internet business start-up cost of $1,497,000 and the equity losses in unconsolidated subsidiary of $295,000, net income, on a comparable basis, increased by $45,872,000 or 116.2% to $85,336,000 in 1999 from
$39,464,000 in 1998.

    BROADCAST CASH FLOW. Broadcast cash flow increased to $281,085,000 in 1999 from $208,377,000 in 1998, an increase of $72,708,000 or 34.9%. As a percentage of net revenues, broadcast cash flow increased from 36.1% in 1998 to 40.6% in 1999.

    On a comparable basis, excluding the incremental Internet business start-up costs of $2,452,000, broadcast cash flow would have increased by $75,160,000 or 36.1% to $283,537,000 in 1999 from

$208,377,000 in 1998. As a percentage of net revenues, broadcast cash flow, on a comparable basis, increased from 36.1% in 1998 to 40.9% in 1999.

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

    On a comparable basis, excluding the incremental Internet business start-up costs of $2,452,000, EBITDA would have increased by $73,921,000 or 37.8% to $269,513,000 in 1999 from $195,592,000 in 1998. As a percentage of net revenues, EBITDA, on a comparable basis, increased from 33.9% in 1998 to 38.9% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures, which include those of UTG, the Network, Univision Online and Galavision, totaled $64,669,000 for the 12 months ended December 31, 2000. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital maintenance and replacing several towers and antennas, the Company is also in the process of completing upgrades to its management information systems infrastructure and the build-out of its television station facilities in Los Angeles, Phoenix and Bakersfield. During 2000, the Company incurred approximately $12,000,000 in capital expenditures for the launch of its Internet business. The normal maintenance capital spending, the cost of certain projects and Internet spending will result in capital spending in 2001 of approximately $135,000,000. In 2001, the Company plans to spend approximately $57,000,0000 on the build-out of its television station facilities in Los Angeles, Phoenix and Bakersfield, $12,000,000 on its Internet business, $18,000,000 on digital technology and approximately $48,000,000 on normal capital maintenance, Network facilities expansion and management information systems. The Company expects to fund its capital expenditure requirements primarily from its operating cash flow and, if necessary, from proceeds available under its various bank facilities (as defined below).

    The Company has a bank facility with a syndicate of commercial banks and other lenders that consists of a $156,900,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $180,000,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date. At December 31, 2000, the Company had $180,000,000 outstanding under its Revolving Credit Facility.

    On October 13, 2000, the Company entered into a temporary credit agreement with BNP Paribas and Chase Manhattan Bank that expires on October 12, 2001. The agreement allows the Company to borrow a total of $100,000,000 above its existing credit facility. The Company entered into the temporary credit agreement to expand its existing credit facility in order to borrow for general business purposes. Under the agreement, the applicable interest rate margin on Eurodollar (Libor) loans will be 1.50% per annum. At December 31, 2000, the Company had $100,000,000 outstanding under this new facility. The Company is currently negotiating a new credit facility with a consortium of banks to expand and replace its existing and temporary credit agreements. The Company expects to finalize the new credit agreement during the first half of 2001.

    The Term Facility amortizes quarterly, with $33,000,000 required to be repaid during 2001. During 2000, the Company paid the required quarterly payments totaling $35,100,000 and made an $8,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1999 operating results. The payments were funded by cash from operations. In 2001, the Company will be required to make a $63,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 2000 operating results. The Company has obtained a waiver from its lenders to postpone the $63,000,000 "excess cash flow" payment that would normally be due in the first quarter of 2001, until June 29, 2001, while the Company negotiates its new credit facility as described above. The Revolving Credit Facility has scheduled reductions in availability of $5,000,000 per quarter during 2001.

    Loans made under the bank facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar loans range from 0.35% to 1.00% per annum. There are no interest rate margins applicable to prime rate loans. At December 31, 2000, the interest rate applicable to the Company's Eurodollar loans was approximately 7.00%, which includes an interest rate margin cost of 0.35%, and the interest rate applicable to all prime rate loans was 9.50%.

    The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's Eurodollar loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its Eurodollar loans at December 31, 2000, a change of 10% in interest rates would have an impact of approximately $3,100,000 on pre-tax earnings and pre-tax cash flows over a one-year period.

    The Company began advertising UNIVISION.COM nationally on the Network during the third quarter of 2000, and Univision Online began accepting client advertising on UNIVISION.COM during the latter part of the fourth quarter of 2000. Hispanic usage of the Internet is growing rapidly, with nearly one-quarter of all Hispanic households now using the Internet. The online Hispanic audience is forecast to grow to more than 13 million by 2005. Working from offices in New York, Miami, Los Angeles and Mexico City, Univision Online is producing a substantial percentage of its own Spanish-language programming content, including streaming video featuring stars of Univision Network, Galavision and the sports and entertainment fields. Due to the uncertainties accompanying the launch of this new business, management is unable to predict whether or when the Company's online services will become successful. The online operations are expected to produce a loss in 2001, and no assurances can be given that the Company's online operations will achieve profitability thereafter.

    On August 16, 2000, Univision Online and Fingerhut Companies Inc. (the "Members") formed the joint venture Cocorojo L.L.C. ("Cocorojo"). The Members own, manage and operate an Internet web site primarily to conduct e-commerce and online direct marketing. Under the terms of the agreement, the Members have approximately equal interest in the joint venture and will share profits and losses equally. Currently, the joint venture operates through Fingerhut's existing web site; however, upon achievement of certain revenue levels, the agreement allows the Members to develop and build a self-contained web site. The agreement has a total capital expenditure limitation of $6,000,000 for the construction of the web site, should it occur, that will be shared equally between the Members. At December 31, 2000, the Company had contributed $465,000 to the joint venture and reported an equity loss from unconsolidated subsidiary of $618,000. At December 31, 2000, the Company's equity interest in Cocorojo's net book value approximates the carrying value of the Company's investment in the joint venture. During 2000, Univision Online recognized net revenues of $270,000 related to advertising purchased by Cocorojo on UNIVISION.COM, and Cocorojo reported the $270,000 as advertising costs.

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

    As a result of net operating loss carryforwards, tax consequences of the reorganization of the Company in 1996 and other timing differences, the Company has available a deferred tax asset of $7,782,000 to offset future taxes payable arising from operations. In addition, at December 31, 2000, the Company had $417,925,000 of net remaining intangible assets that will be expensed over the next 18 years for financial reporting purposes and will not be deductible for tax purposes.

    On March 2, 2000, the Company lent $110,000,000 to Entravision Communications Company, L.L.C., which increased the Company's convertible promissory note from $10,000,000 to $120,000,000. On August 2, 2000, the Company converted its $120,000,000 convertible promissory note of Entravision Communications Company, L.L.C., into an approximate 20% equity interest in Entravision Communications Corporation ("Entravision"). The Entravision stock began trading on the New York Stock Exchange on August 2, 2000. Furthermore, on August 2, 2000, in connection with Entravision's initial public offering, the Company invested an additional $100,000,000 to purchase an additional approximately 6% equity interest in Entravision. Consequently, as of August 7, 2000, the Company had an aggregate investment in Entravision of $220,000,000, representing an approximate 26% equity interest. On August 9, 2000, the underwriters of Entravision's initial public offering exercised their option to purchase an additional 6,900,000 shares of Entravision stock, which lowered the Company's equity interest in Entravision to approximately 25%. Subsequently, the Company purchased additional shares of Entravision stock in the open market totaling $142,000,000, primarily using borrowings from its bank credit facilities. The Company provided the funding for the Entravision transactions through August 7, 2000, by borrowings aggregating $120,000,000 from its bank credit facilities and the remainder with cash from operations. At December 31, 2000, the Company had an investment in Entravision of $361,279,000, representing an approximate 32% equity interest. At December 31, 2000, the Company's equity interest in Entravision's net book value approximates the carrying value of the Company's investment in Entravision. During 2000, the Company reported an equity loss from unconsolidated subsidiary of $3,382,000, which represents the Company's share of Entravision's net loss reported from August 2, 2000, through November 30, 2000. The Company recognizes its share of Entravision's net income or loss on a one-month lag.

    On July 18, 2000, the Federal Communications Commission (the "FCC") released a Public Notice giving official notification that the Company was the winning bidder for a construction permit for a new television station at Blanco, Texas, with a winning bid of $18,798,000. On August 1, 2000, the Company made its required 20% down payment of $3,759,600 while awaiting final approval by the FCC. The details and costs regarding the construction of the new station are still in the planning phase.

    On August 9, 2000, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2002 and 2006 Federation Internationale de Football Association ("FIFA") World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 is due over the term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The funds for these payments are expected to come from income from operations and/or borrowings from the Company's bank facilities.

    On August 31, 2000, Ask Jeeves, Inc. ("Ask Jeeves"), a leading provider of question-answering technologies and services, and the Company announced the creation of the joint venture Ask Jeeves en Espanol, Inc. ("Ask Jeeves en Espanol"), to serve the world's diverse Spanish-speaking population. The partnership will create a Spanish-language version of ASK.COM to provide the Internet's more than 27 million Spanish-speaking users with the same natural language and intuitive online experience enjoyed by the more than 44 million users of Ask Jeeves's technology. Ask Jeeves en Espanol also plans to launch Ask Jeeves Business Solutions for the growing number of companies moving online to serve the Spanish-speaking world. Ask Jeeves en Espanol will be equally owned by Ask Jeeves and the Company and is accounted for under the equity method. The Company invested $40,000,000 in Ask Jeeves en Espanol by borrowings from its Revolving Credit Facility. At December 31, 2000, the Company had an investment in

Ask Jeeves en Espanol of $39,360,000 and reported an equity loss from unconsolidated subsidiary of $828,000 during 2000. At December 31, 2000, the Company's equity interest in Ask Jeeves en Espanol's net book value approximates the carrying value of the Company's investment in the joint venture.

    On December 7, 2000, the Company announced that it will acquire USA Broadcasting for $1.1 billion cash. The acquisition will expand the Company's ability to serve the Hispanic community and will provide the Company with duopolies in seven of the top eight Hispanic markets. Under the agreement, the Company will acquire USA Broadcasting's 13 fully owned full-power television stations and minority interests in 4 additional full-power television stations. The fully owned stations are in the key markets of Los Angeles, New York, Chicago, Philadelphia, Boston, Miami, Dallas, Atlanta, Tampa, Houston, Cleveland and Orlando, and the minority-interest stations are in San Francisco, Washington, Denver and St. Louis. The acquisition, which has been approved by the Board of Directors of each company, is subject to regulatory approvals and customary closing conditions. The funds for this transaction are expected to come from a new credit facility the Company is currently negotiating with a consortium of banks to expand and replace its existing and temporary credit agreements and with income from operations. The Company expects to finalize the new credit agreement during the first half of 2001.

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

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements (as defined under federal securities laws) made by or on behalf of the Company. The Company and its representatives from time to time may make certain oral or written forward-looking statements regarding the Company's performance or regarding events or developments the Company expects to occur or anticipates occurring in the future. Information in this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "will," "plans," "estimates," "believes" or "expects," or the negative thereof or other variations thereon or comparable terminology. All such statements are based upon current expectations of the Company and involve a number of business risks and uncertainties. Actual results could vary materially from anticipated results described in any forward-looking statement. Factors that could cause actual results to vary materially include, but are not limited to, a lack of increase in advertisers' spending on Univision, a decrease in the supply or quality of programming, an increase in the cost of programming, a decrease in Univision's ratings or audience share, an increase in preference among Hispanics for English-language television, competitive pressures from other television broadcasters and other entertainment and news media (some of which use Televisa programming), the potential impact of new technologies, changes in regional or national economic conditions and regulatory and other obstacles to making acquisitions. Results actually achieved thus may differ materially from expected results in these statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is included in the "Liquidity and Capital Resources" section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this document.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-1 through F-54

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information relating to directors required by this item will be contained under the captions "Board Of Directors" in a definitive Proxy Statement which the registrant will file with the Securities and Exchange commission not later than 120 days after December 31, 2000 (the "Proxy Statement"), and such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        3.1   (5)       Amended and Restated Certificate of Incorporation of the
                          Company
        3.2   (5)       Amended and Restated Bylaws of the Company
        3.3   (8)       Certificate of Amendment of Restated Certificate of
                          Incorporation of the Company
        4.1   (6)       Form of specimen stock certificate
        4.4   (1)       Indenture dated as of December 17, 1992 relating to PTI
                          Holdings, Inc.'s Subordinated Ten Year Notes due 2002
                          (including the form of notes)
        4.5   (2)       Indenture dated as of December 17, 1992 relating to The
                          Univision Network Holding Limited Partnership's
                          Subordinated Ten Year Notes due 2002 (including form of
                          notes)
        4.6   (3)       First Supplemental Indenture dated as of October 1, 1993
                          relating to PTI Holdings, Inc.'s Subordinated Ten Year
                          Notes due 2002
        4.7   (3)       First Supplemental Indenture dated as of October 1, 1993
                          relating to The Univision Network Holding Limited
                          Partnership's Subordinated Ten Year Notes due 2002
       10.1   (6)       Form of Indemnification Agreement between the Company and
                          each of its executive officers and directors
       10.2   (6)       Registration Rights Agreement dated as of October 2, 1996
       10.3   (5)       1996 Performance Award Plan
       10.4   (4)       Employment Agreement dated as of January 1, 1995, between
                          Univision Television Group, Inc. and George W. Blank
       10.6   (6)       Amended and Restated Program License Agreement dated as of
                          October 1, 1996 by and between Dennevar B.V. and the
                          Company
       10.7   (6)       Amended and Restated Program License Agreement dated as of
                          October 1, 1996 by and between Univisa, Inc. and the
                          Company
       10.8   (6)       Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and
                          certain of their affiliates
       10.9   (6)       International Program Rights Agreement by and among the
                          Company, Venevision and Televisa
       10.10  (6)       Amended and Restated Warrants issued to Televisa dated as of
                          October 2, 1996
       10.11  (6)       Amended and Restated Warrants issued to Venevision dated as of October 2, 1996
       10.12  (6)       Credit Agreement dated as of September 26, 1996 among
                          Univision Communications Inc., the banks and other
                          financial institutions parties thereto (the "Lenders"),
                          The Chase Manhattan Bank, N.A., a national banking
                          association ("Chase"), as a managing agent and Banque
                          Paribas, a French banking corporation ("Paribas"), as a
                          managing agent, and Chase as administrative agent
       10.12.1(7)       First Amendment to Credit Agreement dated as of April 10,
                          1997 (this "Amendment") to the Credit Agreement dated as
                          of September 26, 1996 (the "Credit Agreement") among
                          Univision Communications, Inc. (the "Borrower"), certain
                          Lenders party thereto (collectively, the "Lenders"),
                          Banque Paribas and The Chase Manhattan Bank (collectively, the "Managing Agents") and The Chase Manhattan Bank, as
                          Administrative Agent (in such capacity, the
                          "Administrative Agent").
       10.12.2(9)       Second Amendment to Credit Agreement dated as of November 6,
                          1998 (this "Amendment") to the Credit Agreement dated as
                          of September 26, 1996 (as amended, the "Credit

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
                          Agreement") among Univision Communications Inc. (the
                          "Borrower"), certain Lenders party thereto (collectively,
                          the "Lenders"), Paribas (as successor-in-interest to
                          Banque Paribas) and The Chase Manhattan Bank, as Managing
                          Agents (collectively, the "Managing Agents") and The Chase
                          Manhattan Bank, as Administrative Agent (in such capacity, the "Administrative Agent").
       10.12.3(11)      Third Amendment to Credit Agreement dated as of December 20,
                          1999 (this "Amendment") to the Credit Agreement dated as
                          of September 26, 1996 (as amended, the "Credit Agreement")
                          among Univision Communications Inc. (the "Borrower"),
                          certain Lenders party thereto (collectively, the
                          "Lenders"), Paribas (as successor-in-interest to Banque
                          Paribas) and The Chase Manhattan Bank, as Managing Agents
                          (collectively, the "Managing Agents") and The Chase
                          Manhattan Bank, as Administrative Agent (in such capacity, the "Administrative Agent").
       10.12.4(12)      Fourth Amendment to Credit Agreement dated as of October 10,
                          2000 to the Credit Agreement dated as of September 26,
                          1996 among Univision Communications Inc., certain lenders
                          party thereto, BNP Paribas (as successor-in-interest to
                          Banque Paribas) and The Chase Manhattan Bank, as Managing
                          Agents and Chase, as Administrative Agent.
       10.12.5(12)      Credit Agreement, dated as of October 13, 2000, among (1)
                          Univision Communications Inc., a Delaware corporation, (2)
                          the several banks and other financial institutions from
                          time to time parties to this Agreement, (3) BNP Paribas,
                          as Joint Advisor, Joint Lead Arranger and Joint Book
                          Manager, (4) The Chase Manhattan Bank, a New York banking
                          corporation, as Joint Advisor, Joint Lead Arranger and
                          Joint Book Manager, (5) BNP Paribas and Chase, as
                          arrangers for the lenders hereunder and (6) Chase, as
                          administrative agent for the Lenders hereunder.
       10.13  (6)       Security Agreements dated as of September 26, 1996 between
                          Univision Communications Inc. and each of the Guarantors
                          (as defined therein) in favor of the Administrative Agent, for the benefit of the Lenders
       10.14.1(6)       Guarantee dated as of September 26, 1996 executed by the
                          Guarantors other than Univision Network Limited
                          Partnership in favor of the Administrative Agent for the
                          benefit of the Lenders
       10.14.2(6)       Guarantee dated as of September 26, 1996 executed by
                          Univision Network Limited Partnership in favor of the
                          Administrative Agent for the benefit of the Lenders
       10.15  (5)       Employment Agreement dated as of January 1, 1995 between the
                          Network and Ray Rodriguez
       10.16            Employment Agreement dated as of August 17, 2000 between the
                          Univision Communications Inc. and C. Douglas Kranwinkle
       10.30  (8)       Co-Production Agreement between the Company and Televisa
       10.31  (10)      Reimbursement Agreement between the Company and Chartwell
                          Services Inc.
       10.32            Amendment to Employment Agreement dated as of December 31,
                          2000 between Univision Communications Inc. and George W.
                          Blank
       10.33            Amendment to Employment Agreement dated as of December 31,
                          2000 between the Network and Ray Rodriguez
       10.34            Amendment to Employment Agreement dated as of December 31,
                          2000 between Univision Communications Inc. and C. Douglas
                          Kranwinkle
       21.1             Subsidiaries of the Company
       23.1             Consents of experts--Arthur Andersen LLP
       23.2             Consents of experts--McGladrey & Pullen, LLP

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       24.1             Power of Attorney (contained on "Signatures" page)

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

 (7) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1997.

 (8) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1998

 (9) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1998.

 (10) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended March 31, 1999.

 (11) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1999.

 (12) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended September 30, 2000.

(b) FINANCIAL STATEMENT SCHEDULES

    Schedule II--Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(c) REPORTS ON FORM 8-K

    Amendment No. 1 to Form 8K dated August 7, 2000 was filed October 20, 2000. The Company filed Item 2 (Acquisition of Assets) and Item 7 (Financial Statements, Pro Forma Information and Exhibits) amending Form 8K filed
August 11, 2000 to provide pro forma information in connection with its equity investment in Entravision Communications Corporation and to file the required financial statements of the acquired business.

(d) FINANCIAL STATEMENTS OF ENTRAVISION COMMUNICATIONS CORPORATION

    Refer to pages F-26 to F-54 for the separate financial statements of Entravision Communication Corporation, which is a significant subsidiary of the Company that is less than 50% owned and is not required to be consolidated in the financial statements of the Company. The Company accounts for its 32% investment in Entravision Communication Corporation using the equity method of accounting.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2001.

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

              /s/ A. JERROLD PERENCHIO
     -------------------------------------------       Chairman of the Board and       March 27, 2001
                A. Jerrold Perenchio                     Chief Executive Officer

                                                       Executive Vice President and
                 /s/ GEORGE W. BLANK                     Chief Financial Officer, in
     -------------------------------------------         his capacities, as Chief      March 27, 2001
                   George W. Blank                       Financial Officer and
                                                         Principal Accounting Officer

     -------------------------------------------       Director                        March   , 2001
                     Jose Baston

                   /s/ HAROLD GABA
     -------------------------------------------       Director                        March 27, 2001
                     Harold Gaba

                    /s/ ALAN HORN
     -------------------------------------------       Director                        March 27, 2001
                      Alan Horn

                /s/ JOHN G. PERENCHIO
     -------------------------------------------       Director                        March 27, 2001
                  John G. Perenchio

                /s/ ALEJANDRO RIVERA
     -------------------------------------------       Director                        March 27, 2001
                  Alejandro Rivera

                  /s/ RAY RODRIGUEZ
     -------------------------------------------       Director                        March 27, 2001
                    Ray Rodriguez

                 /s/ JUAN VILLALONGA
     -------------------------------------------       Director                        March 27, 2001
                   Juan Villalonga

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

       10.12.3(11)      Third Amendment to Credit Agreement dated as of December 20,
                          1999 (this "Amendment") to the Credit Agreement dated as
                          of September 26, 1996 (as amended, the "Credit Agreement")
                          among Univision Communications Inc. (the "Borrower"),
                          certain Lenders party thereto (collectively, the
                          "Lenders"), Paribas (as successor-in-interest to Banque
                          Paribas) and The Chase Manhattan Bank, as Managing Agents
                          (collectively, the "Managing Agents") and The Chase
                          Manhattan Bank, as Administrative Agent (in such capacity, the "Administrative Agent").

       10.12.4(12)      Fourth Amendment to Credit Agreement dated as of October 10,
                          2000 to the Credit Agreement dated as of September 26,
                          1996 among Univision Communications Inc., certain lenders
                          party thereto, BNP Paribas (as successor-in-interest to
                          Banque Paribas) and The Chase Manhattan Bank, as Managing
                          Agents and Chase, as Administrative Agent.

       10.12.5(12)      Credit Agreement, dated as of October 13, 2000, among (1)
                          Univision Communications Inc., a Delaware corporation, (2)
                          the several banks and other financial institutions from
                          time to time parties to this Agreement, (3) BNP Paribas,
                          as Joint Advisor, Joint Lead Arranger and Joint Book
                          Manager, (4) The Chase Manhattan Bank, a New York banking
                          corporation, as Joint Advisor, Joint Lead Arranger and
                          Joint Book Manager, (5) BNP Paribas and Chase, as
                          arrangers for the lenders hereunder and (6) Chase, as
                          administrative agent for the Lenders hereunder.

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
                          Network and Ray Rodriguez

       10.16            Employment Agreement dated as of August 17, 2000 between the
                          Univision Communications Inc. and C. Douglas Kranwinkle

       10.30  (8)       Co-Production Agreement between the Company and Televisa

       10.31  (10)      Reimbursement Agreement between the Company and Chartwell
                          Services Inc.

       10.32            Amendment to Employment Agreement dated as of December 31,
                          2000 between Univision Communications Inc. and George W.
                          Blank

       10.33            Amendment to Employment Agreement dated as of December 31,
                          2000 between the Network and Ray Rodriguez

       10.34            Amendment to Employment Agreement dated as of December 31,
                          2000 between Univision Communications Inc. and C. Douglas
                          Kranwinkle

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       21.1             Subsidiaries of the Company

       23.1             Consents of experts--Arthur Andersen LLP

       23.2             Consents of experts--McGladrey & Pullen, LLP

       24.1             Power of Attorney (contained on "Signatures" page)

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

 (7) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1997.

 (8) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1998

 (9) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1998.

 (10) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended March 31, 1999.

 (11) Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1999.

 (12) Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended September 30, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Univision Communications Inc.:

    We have audited in accordance with audit standards generally accepted in the United States, the consolidated financial statements of Univision
Communications Inc. (a Delaware corporation) and subsidiaries for the years ended December 31, 2000, 1999 and 1998 included in Item 8 of this Form 10-K and have issued our report thereon dated February 7, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(b) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule for the years ended December 31, 1998, 1999 and 2000 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 7, 2001

                                                                     SCHEDULE II

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                               ADDITIONS
                                                    -------------------------------
                                     BALANCE AT       CHARGED TO       CHARGED TO
                                    BEGINNING OF      COSTS AND          OTHER                           BALANCE AT
DESCRIPTION                            PERIOD          EXPENSES         ACCOUNTS        DEDUCTIONS     END OF PERIOD
-----------                        --------------   --------------   --------------   --------------   --------------
                                   DEBIT (CREDIT)   DEBIT (CREDIT)   DEBIT (CREDIT)   DEBIT (CREDIT)   DEBIT (CREDIT)
FOR THE YEAR ENDED DECEMBER 31,
  1998

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
                                       =========       ========          =======          ======         =========

FOR THE YEAR ENDED DECEMBER 31,
  1999

Allowance for doubtful
  accounts.......................      $  (8,079)      $ (1,192)         $    --          $1,646(1)      $  (7,625)
                                       =========       ========          =======          ======         =========

Accumulated amortization of
  intangible assets..............      $(219,859)      $(39,171)         $    --          $  879(2)      $(258,151)
                                       =========       ========          =======          ======         =========

Accumulated amortization of
  deferred financing costs.......      $  (3,650)      $ (1,441)         $    --          $   --         $  (5,091)
                                       =========       ========          =======          ======         =========

FOR THE YEAR ENDED DECEMBER 31,
  2000

Allowance for doubtful
  accounts.......................      $  (7,625)      $ (3,106)         $    --          $1,977(1)      $  (8,754)
                                       =========       ========          =======          ======         =========

Accumulated amortization of
  intangible assets..............      $(258,151)      $(38,737)         $    --          $   --         $(296,888)
                                       =========       ========          =======          ======         =========

Accumulated amortization of
  deferred financing costs.......      $  (5,091)      $ (1,361)         $    --          $   --         $  (6,452)
                                       =========       ========          =======          ======         =========

------------------------

(1) Write-offs of accounts receivable, net of recoveries.

(2) Represents sale of Alburquerque station.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
UNIVISION COMMUNICATIONS INC.

  Report of Independent Public Accountants..................  F-2

  Consolidated Balance Sheets at December 31, 2000 and
    1999....................................................  F-3

  Consolidated Statements of Income for the Years Ended
    December 31, 2000, 1999 and 1998........................  F-4

  Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended December 31, 1998, 1999 and 2000....  F-5

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999 and 1998........................  F-6

  Notes to Consolidated Financial Statements................  F-7

ENTRAVISION COMMUNICATIONS CORPORATION

  Independent Auditor's Report..............................  F-26

  Consolidated Balance Sheets...............................  F-27

  Consolidated Statements of Operations.....................  F-28

  Consolidated Statements of Mandatorily Redeemable
    Preferred Stock and Equity..............................  F-29

  Consolidated Statements of Cash Flows.....................  F-31

  Notes to Consolidated Financial Statements................  F-32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Univision Communications Inc.:

    We have audited the accompanying consolidated balance sheets of Univision Communications Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Univision Communications Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended
December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Roseland, New Jersey

February 7, 2001

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
Current assets:
  Cash......................................................  $   54,528   $ 22,558
  Accounts receivable, less allowance for doubtful accounts
    of $8,754 in 2000 and $7,625 in 1999....................     149,437    136,096
  Program rights............................................      22,249      7,847
  Prepaid expenses and other................................      23,658     11,409
                                                              ----------   --------
    Total current assets....................................     249,872    177,910
Property and equipment, net, less accumulated depreciation
  of $103,087 in 2000 and $78,504 in 1999...................     247,233    205,181
Intangible assets, net, less accumulated amortization of
  $296,888 in 2000 and $258,151 in 1999.....................     512,544    551,240
Deferred financing costs, net, less accumulated amortization
  of $6,452 in 2000 and $5,091 in 1999......................       4,686      5,402
Deferred income taxes, net..................................       7,782     13,315
Program rights, less current portion........................      19,023      6,984
Note receivable--Entravision................................          --     10,000
Investment in unconsolidated subsidiaries...................     400,488         --
Other assets................................................       6,677      4,425
                                                              ----------   --------
    Total assets............................................  $1,448,305   $974,457
                                                              ==========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  106,418   $ 78,725
  Income taxes..............................................      23,021      6,026
  Accrued interest..........................................         908        373
  Accrued license fee.......................................      12,557      9,567
  Obligations for program rights............................       1,088        946
  Current portion of long-term debt and capital lease
    obligations.............................................     218,969     46,264
                                                              ----------   --------
    Total current liabilities...............................     362,961    141,901
Long-term debt including accrued interest, less current
  portion...................................................     298,289    225,684
Capital lease obligations, less current portion.............      79,400     77,454
Other long-term liabilities.................................       6,323      6,550
                                                              ----------   --------
    Total liabilities.......................................     746,973    451,589
                                                              ----------   --------
Redeemable convertible 6% preferred stock, $.01 par value,
  with a conversion price of $8.171875 to Class A Common
  Stock (6,000 and 9,000 shares issued and outstanding at
  December 31, 2000 and 1999, respectively).................       6,060      9,090
                                                              ----------   --------
Stockholders' equity:
  Preferred stock, $.01 par value (10,000,000 shares
    authorized; zero issued and outstanding)................          --         --
  Common stock, $.01 par value (492,000,000 shares
    authorized; 207,081,700 and 204,282,872 shares issued
    including shares in treasury, at December 31, 2000 and
    1999, respectively).....................................       2,071      2,043
  Paid-in-capital...........................................     496,227    426,375
  Retained earnings.........................................     219,167    102,762
                                                              ----------   --------
                                                                 717,465    531,180
  Less common stock held in treasury (1,017,180 shares at
    cost at December 31, 2000 and 928,102 shares at cost at
    December 31, 1999)......................................     (22,193)   (17,402)
                                                              ----------   --------
    Total stockholders' equity..............................     695,272    513,778
                                                              ----------   --------
Total liabilities and stockholders' equity..................  $1,448,305   $974,457
                                                              ==========   ========

                 See Notes to Consolidated Financial Statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                        FOR THE YEARS ENDED DECEMBER 31,
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Net revenues.......................................  $    863,459   $    693,090   $    577,053
                                                     ------------   ------------   ------------
Direct operating expenses..........................       312,381        241,870        220,918
Selling, general and administrative expenses.......       223,023        184,159        160,543
Depreciation and amortization......................        66,765         62,583         64,438
                                                     ------------   ------------   ------------

Operating income...................................       261,290        204,478        131,154
Interest expense, net..............................        30,097         27,459         35,830
Amortization of deferred financing costs...........         1,361          1,441          1,677
Special bonus award................................            --             --         42,608
Equity loss in unconsolidated subsidiaries.........         4,828            498            764
                                                     ------------   ------------   ------------

Income before taxes and extraordinary loss on
  extinguishment of debt...........................       225,004        175,080         50,275
Provision for income taxes.........................       108,081         91,536         40,348
                                                     ------------   ------------   ------------
Income before extraordinary loss on extinguishment
  of debt..........................................       116,923         83,544          9,927
Extraordinary loss on extinguishment of debt
  (including a tax provision of $246)..............            --         (2,611)            --
                                                     ------------   ------------   ------------
Net income.........................................       116,923         80,933          9,927
Preferred stock dividends..........................          (518)          (540)          (606)
                                                     ------------   ------------   ------------
Net income available to common stockholders........  $    116,405   $     80,393   $      9,321
                                                     ============   ============   ============
BASIC EARNINGS PER SHARE
Income per share available to common stockholders
  before extraordinary loss........................  $       0.57   $       0.43   $       0.05
Extraordinary loss per share.......................            --          (0.01)            --
                                                     ------------   ------------   ------------

Net income per share available to common
  stockholders.....................................  $       0.57   $       0.42   $       0.05
                                                     ============   ============   ============
Weighted average common shares outstanding.........   204,893,438    192,971,418    173,281,776
                                                     ============   ============   ============
DILUTED EARNINGS PER SHARE
Income per share available to common stockholders
  before extraordinary loss........................  $       0.49   $       0.35   $       0.04
Extraordinary loss per share.......................            --          (0.01)            --
                                                     ------------   ------------   ------------
Net income per share available to common
  stockholders.....................................  $       0.49   $       0.34   $       0.04
                                                     ============   ============   ============
Weighted average common shares outstanding.........   238,963,587    236,236,626    232,418,104
                                                     ============   ============   ============

                 See Notes to Consolidated Financial Statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                                COMMON
                                                                                STOCK
                                               COMMON    PAID-IN-   RETAINED      IN
                                               STOCK     CAPITAL    EARNINGS   TREASURY    TOTAL
                                              --------   --------   --------   --------   --------
Balance, January 1, 1998....................    1,706     331,475     13,048         --    346,229

Net income for the year.....................       --          --      9,927         --      9,927

Preferred stock dividends declared..........       --          --       (606)        --       (606)

Contribution of treasury shares.............       --      45,011         --    (17,402)    27,609

Exercise of warrants........................      100         224         --         --        324

Conversion of redeemable convertible 6%
  preferred stock...........................        4       2,996         --         --      3,000

Exercise of stock options, including related
  tax benefits..............................        8       8,157         --         --      8,165
                                               ------    --------   --------   --------   --------

Balance, December 31, 1998..................    1,818     387,863     22,369    (17,402)   394,648

Net income for the year.....................       --          --     80,933         --     80,933

Preferred stock dividends declared..........       --          --       (540)        --       (540)

Exercise of warrants........................      202        (202)        --         --         --

Exercise of stock options, including related
  tax benefits..............................       23      38,714         --         --     38,737
                                               ------    --------   --------   --------   --------

Balance, December 31, 1999..................    2,043     426,375    102,762    (17,402)   513,778

Net income for the year.....................       --          --    116,923         --    116,923

Preferred stock dividends declared..........       --          --       (518)        --       (518)

Conversion of redeemable convertible 6%
  preferred stock...........................        4       2,996         --         --      3,000

Exercise of stock options, including related
  tax benefits..............................       24      66,856         --     (4,791)    62,089
                                               ------    --------   --------   --------   --------

Balance, December 31, 2000..................   $2,071    $496,227   $219,167   $(22,193)  $695,272
                                               ======    ========   ========   ========   ========

                 See Notes to Consolidated Financial Statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                2000        1999       1998
                                                              ---------   --------   --------
Net income..................................................  $ 116,923   $ 80,933   $  9,927
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation..............................................     28,028     23,412     20,853
  Loss on sale of fixed assets..............................          1        183         80
  Equity loss in unconsolidated subsidiaries................      4,828        498        764
  Non-cash portion of special bonus award...................         --         --     27,609
  Amortization of intangible assets and deferred financing
    costs...................................................     40,098     40,612     45,262
  Extraordinary loss on extinguishment of debt..............         --      2,611         --
Changes in assets and liabilities:
  Accounts receivable, net..................................    (13,341)   (17,688)    (1,559)
  Intangible assets, net....................................        (41)      (427)    (6,436)
  Deferred income taxes.....................................      5,533      9,320     30,411
  License fees payable......................................    127,441    101,724     77,808
  Payment of license fees...................................   (124,451)   (99,729)   (75,610)
  Program rights............................................    (26,441)    (4,352)    (4,829)
  Prepaid expenses and other assets.........................    (16,785)    (1,663)   (20,236)
  Accounts payable and accrued liabilities..................     27,693      4,015      3,208
  Income taxes..............................................     16,995     13,994      6,312
  Income tax benefit from options exercised.................     41,401     22,268      3,205
  Accrued interest..........................................      9,140      7,752      7,943
  Obligations for program rights............................       (858)     1,508       (456)
  Other, net................................................       (186)     1,986       (161)
                                                              ---------   --------   --------
Net cash provided by operating activities...................    235,978    186,957    124,095
                                                              ---------   --------   --------
Cash flow from investing activities:
  Investment in unconsolidated subsidiaries.................   (393,032)    (1,000)      (831)
  Capital expenditures......................................    (64,669)   (38,965)   (40,984)
  Proceeds from sale of Albuquerque station.................         --      1,000         --
  Proceeds from sale of fixed assets........................         11         29         93
                                                              ---------   --------   --------
Net cash used in investing activities.......................   (457,690)   (38,936)   (41,722)
                                                              ---------   --------   --------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt..................    390,000     62,000     90,000
  Repayment of long-term debt...............................   (155,814)  (198,361)  (174,715)
  Purchase of Junior Subordinated Notes.....................         --    (17,998)        --
  Exercise of options.......................................     20,688     16,470      4,960
  Exercise of warrants......................................         --         --        324
  Preferred stock dividends paid............................       (547)      (540)      (636)
  Deferred financing costs..................................       (645)        --         --
                                                              ---------   --------   --------
Net cash provided by (used in) financing activities.........    253,682   (138,429)   (80,067)
                                                              ---------   --------   --------
Net increase in cash........................................     31,970      9,592      2,306
Cash beginning of year......................................     22,558     12,966     10,660
                                                              ---------   --------   --------
Cash end of year............................................  $  54,528   $ 22,558   $ 12,966
                                                              =========   ========   ========
Supplemental disclosure of cash flow information:
  Interest paid during the year.............................  $  20,657   $ 20,412   $ 27,589
                                                              =========   ========   ========
  Income taxes paid.........................................  $  43,910   $ 46,275   $ 16,812
                                                              =========   ========   ========

                 See Notes to Consolidated Financial Statements

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

1. ORGANIZATION OF THE COMPANY

    The operations of Univision Communications Inc. and its wholly owned subsidiaries (the "Company"), the leading Spanish-language television broadcast company in the United States, include Univision Network (the "Network"), the most-watched Spanish-language television network in the United States; Univision Television Group ("UTG"), which owns and operates 12 full-power and 7 low-power television stations (the "O&Os"), including full-power stations in 11 of the top 15 U.S. Hispanic markets; Galavision, the country's leading Spanish-language cable network; and Univision Online, Inc. ("Univision Online"), which operates the Company's Internet portal, UNIVISION.COM. The Company's signal covers
92 percent of all U.S. Hispanic households through the O&Os, the Network's affiliates (12 full-power and 21 low-power stations with which the Company has affiliation agreements) ("Affiliated Stations") and cable affiliates.

    The Company's 11 full-power, Spanish-language television stations are located in Los Angeles, New York, Miami, San Francisco, Chicago, Houston, San Antonio, Dallas, Phoenix, Fresno and Sacramento, and the Company's one English-language, full-power television station is located in Bakersfield. The Company also owns and operates seven low-power, Spanish-language television stations serving Austin, Bakersfield, Fort Worth, Hartford, Philadelphia, Santa Rosa and Tucson. The Company's Spanish-language television stations are affiliated with the Network, and the English-language station is affiliated with UPN (United Paramount Network).

2. SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts and operations of the Company. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

    The Company accounts for its investments in 20%- to 50%-owned companies using the equity method of accounting. Accordingly, the Company's share of the earnings or losses of these companies is included in the equity loss of unconsolidated subsidiaries in the accompanying consolidated statements of income.

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

    ACCOUNTING FOR LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of," the Company periodically reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. The Company does not believe that any such impairment has occurred.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION AND AMORTIZATION

    Property and equipment is carried on the basis of cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 5 to 20 years, broadcast and other equipment over 3 to 7 years. Leasehold improvements are amortized over the remaining life of the lease. Depreciation and amortization include depreciation on property and equipment of $28,028,000 in 2000, $23,412,000 in 1999 and $20,853,000 in 1998, of which $23,358,000, $19,996,000 and $17,966,000, respectively, relate to direct operating expenses and $4,670,000, $3,416,000 and $2,887,000, respectively, relate to selling, general and administrative expenses.

    INTANGIBLE ASSETS

    Intangible assets consist of amounts by which the cost of acquisitions exceeded the fair values assigned to net tangible assets. The intangible assets primarily represent broadcasting licenses, Network affiliation agreements, acquisition costs and goodwill. Acquisition costs are amortized over a five-year period, and substantially all other intangible assets are amortized using the straight-line method over 20 years.

    Intangible assets and accumulated amortization consist of the following as of December 31, 2000 and 1999:

                                                          2000        1999
                                                        ---------   ---------
                                                           (IN THOUSANDS)
Broadcast licenses....................................  $ 286,949   $ 286,949
Affiliation agreements................................    427,041     427,041
Goodwill and other intangible assets..................     95,442      95,401
                                                        ---------   ---------
                                                          809,432     809,391
Accumulated amortization..............................   (296,888)   (258,151)
                                                        ---------   ---------
                                                        $ 512,544   $ 551,240
                                                        =========   =========

    Subsequent to acquisitions, the Company continually evaluates whether later events and circumstances have occurred which indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable.

    DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the life of the related debt using the straight-line method.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities comprise the following as of December 31, 2000 and 1999:

                                                             2000       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Trade accounts payable and accruals......................  $ 58,905   $43,021
Severance and litigation costs...........................     7,313     5,780
Galavision cable launch commitments......................     6,046       241
Acquired stations integration costs......................     1,568     1,694
Research costs...........................................     1,478     1,087
Accrued compensation.....................................    22,470    15,432
Other....................................................     8,638    11,470
                                                           --------   -------
                                                           $106,418   $78,725
                                                           ========   =======

    PROGRAM RIGHTS FOR TELEVISION BROADCAST

    Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. Program costs are charged to operating expense as the programs are broadcast.

    NET REVENUES

    Net revenues comprise gross revenues, including subscriber fees, a Network service fee payable to the Network by the Affiliated Stations, less agency commissions and an allocation of Network revenues to certain Affiliated Stations. Gross revenues and the related agency commissions and allocations to Affiliated Stations are recognized when advertising spots are broadcast. No one advertiser represented more than 10% of gross advertising revenues of the Company in 2000, 1999 or 1998.

    The SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which reemphasizes existing guidance related to revenue recognition, including criteria specified in the Financial Accounting Standards Board's conceptual framework on timing of revenue recognition, and presentation and disclosure of revenue in the financial statements. SAB No. 101 was effective for the 2000 fourth quarter. The implementation of SAB No. 101 did not have a material impact on the Company's results of operations, cash flows or financial position.

    EARNINGS PER SHARE

    The Company is required to calculate basic earnings per share, which is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders is computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations and also net income. The Company is also required to compute diluted earnings per share, which is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the convertible preferred stock dividends.

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is required to adopt these standards in the first quarter of 2001.

    The Company has evaluated the requirements of these statements and believes that it currently has no material derivative instruments or hedging activities under the guidelines of SFAS Nos. 133 and 138.

    COMMON STOCK SPLIT

    The Company's Board of Directors approved a two-for-one stock split for all common stockholders of record as of July 28, 2000. The common stock split became effective in the form of a stock dividend payable on August 11, 2000. Each stockholder received one new share of common stock for each outstanding share of the Company's common stock held as of the record date. All references to the number of shares and to per-share data included in the consolidated financial statements and footnotes have been adjusted to reflect the stock split on a retroactive basis.

    INCOME TAXES

    Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws (see Note 9).

3. RELATED PARTY TRANSACTIONS

    PROGRAM LICENSE AGREEMENTS

    The Company has Program License Agreements with Televisa and Venevision with a royalty rate of 15% of Combined Net Time Sales (time sales from broadcasting, including barter, trade and television subscription revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation and taxes other than withholding taxes) until the termination of the agreements on December 17, 2017.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

3. RELATED PARTY TRANSACTIONS (CONTINUED)
    Additionally, pursuant to the Program License Agreements, Televisa and Venevision have the right to use, without charge, advertising time that the Company does not sell to advertisers or that the Company does not use. There are limitations on the ability of Televisa and Venevision to use such time for telemarketing products, and such time may be preempted to the extent sold to a paying advertiser. Televisa and Venevision each may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period. Televisa purchased non-preemptable time from the Company, which resulted in advertising revenues of approximately $3,000,000, $1,784,000 and $2,700,000 in 2000, 1999 and 1998, respectively.

    SPECIAL BONUS AWARD

    On May 13, 1998, a major stockholder contributed 2,709,330 shares of Class P Common Stock to the Company, which were converted to Class A Common Stock and placed in the Company's treasury. On May 27, 1998, under the Univision Communications Inc. 1998 Stock Bonus Plan, the Company granted 1,781,228 shares of Class A Common Stock to selected employees. These transactions resulted in a pre-tax income statement charge of $42,608,000, which consists of non-cash compensation of $27,609,000 and required tax withholdings remitted by the Company of $14,999,000, as well as an increase to paid-in-capital of $45,011,000. The net income effect on the 12 months ended December 31, 1998, was a reduction of $29,084,000, net of the $13,524,000 related tax benefit. The tax benefit was reduced by $3,493,000 due to the effect of non-deductible excess compensation of $8,541,000. The Company has retained the remaining 928,102 shares, with a book value of $17,402,000, in its treasury. Consistent with broadcast industry reporting, broadcast cash flow and EBITDA exclude the total amount of this special bonus award of $42,608,000.

4. PROPERTY AND EQUIPMENT

    Property and equipment, and accumulated depreciation and amortization, consist of the following as of December 31, 2000 and 1999:

                                                           2000        1999
                                                         ---------   --------
                                                            (IN THOUSANDS)
Land and improvements..................................  $  17,937   $ 14,407
Building and improvements..............................     54,777     45,568
Broadcast equipment....................................    129,519     98,112
Transponder equipment..................................     42,884     41,577
Other equipment........................................     35,536     25,859
Construction in progress...............................     69,667     58,162
                                                         ---------   --------
                                                           350,320    283,685
Accumulated depreciation and amortization..............   (103,087)   (78,504)
                                                         ---------   --------
                                                         $ 247,233   $205,181
                                                         =========   ========

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

5. DEBT

    Long-term debt (excluding capital leases--see Note 6) consists of the following as of December 31, 2000 and 1999:

                                                           2000        1999
                                                         ---------   --------
                                                            (IN THOUSANDS)
Bank Term Facility.....................................  $ 156,900   $200,000
Revolving Credit Facility..............................    180,000         --
Temporary Credit Facility..............................    100,000         --
Junior Subordinated Notes payable, including accrued
  interest.............................................     77,389     68,784
                                                         ---------   --------
                                                           514,289    268,784
Less current portion...................................   (216,000)   (43,100)
                                                         ---------   --------
Long-term debt.........................................  $ 298,289   $225,684
                                                         =========   ========

    The Company has a bank facility with a syndicate of commercial banks and other lenders that consists of a $156,900,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $180,000,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date.

    On October 13, 2000, the Company entered into a temporary credit agreement with BNP Paribas and Chase Manhattan Bank that expires on October 12, 2001. The agreement allows the Company to borrow a total of $100,000,000 above its existing credit facility. The Company entered into the temporary credit agreement to expand its existing credit facility in order to borrow for general business purposes. Under the agreement, the applicable interest rate margin on Eurodollar (Libor) loans will be 1.50% per annum. At December 31, 2000, the Company had $100,000,000 outstanding under this new facility. The Company is currently negotiating a new credit facility with a consortium of banks to expand and replace its existing and temporary credit agreements. The Company expects to finalize the new credit agreement during the first half of 2001.

    The Term Facility amortizes quarterly, with $33,000,000 required to be repaid during 2001. During 2000, the Company paid the required quarterly payments totaling $35,100,000 and made an $8,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 1999 operating results. The payments were funded by cash from operations. In 2001, the Company will be required to make a $63,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 2000 operating results. The Company has obtained a waiver from its lenders to postpone the $63,000,000 "excess cash flow" payment that would normally be due in the first quarter of 2001, until June 29, 2001, while the Company negotiates its new credit facility as described above. The Revolving Credit Facility has scheduled reductions in availability of $5,000,000 per quarter during 2001.

    In addition to the scheduled amortization of the Term Facility and scheduled reductions of the Revolving Credit Facility described above, 50% of "excess cash flow" of the Company (66.67% if certain leverage tests are not satisfied) will be applied each year, first to ratably reduce loans made under the Term Facility and thereafter to reduce the availability under the Revolving Credit Facility. In addition, proceeds from the sale or other disposition of assets outside the ordinary course of business and 80% of the proceeds of equity offerings by the Company will be similarly applied. Any such mandatory prepayments

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

5. DEBT (CONTINUED)
will ratably reduce each remaining installment or scheduled reduction of the Term Facility and the Revolving Credit Facility.

    The bank facility may be voluntarily prepaid by the Company at any time without premium or penalty.

    Loans made under the Term Facility and the Revolving Credit Facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar loans range from 0.35% to 1.00% per annum. There are no interest rate margins applicable to prime rate loans. At
December 31, 2000, the interest rate applicable to the Company's Eurodollar loans was approximately 7.00%, which includes an interest rate margin cost of 0.35%, and the interest rate applicable to all prime rate loans was 9.50%.

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

    The Junior Subordinated Notes, which have a face value of $7,306,000 and $50,020,000 and bear simple interest at 7%, were originally payable by PTI Holdings, Inc., and Univision Network Holding Limited Partnership, respectively, to Hallmark Cards, Inc. ("Hallmark") in connection with the acquisition from Hallmark. Hallmark has since sold the Junior Subordinated Notes to a third party, which resold them to the public as a series of notes. The Junior Subordinated Notes are unsecured; all interest and principal is due on December 17, 2002. The Junior Subordinated Notes were discounted at an effective rate of approximately 12.5%. During 1999, the Company purchased, at a premium, $14,074,000 face amount of the Junior Subordinated Notes (see Note 11). The discounts on the Junior Subordinated Notes with a face value of $57,326,000 at December 31, 2000 and 1999, are $12,205,000 and $16,797,000, respectively. The discounts, which are shown as a reduction of the related debt, are being amortized under the effective interest method over the term of the Junior Subordinated Notes. The maturity value of the Junior Subordinated Notes at December 31, 2000 and 1999, are $89,594,000 and $85,581,000, respectively.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

5. DEBT (CONTINUED)
    Long-term debt (excluding capital leases--see Note 6) matures as follows:

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
Year ending December 31:
2001........................................................     $216,000
2002........................................................      145,389
2003........................................................      152,900
Thereafter..................................................           --
                                                                 --------
Total.......................................................     $514,289
                                                                 ========

    The Company estimates that the fair value of the bank debt and the Junior Subordinated Notes at December 31, 2000, approximates book value.

    Interest expense, net, reflected in the accompanying consolidated statements of income, comprises the following for the years ended December 31:

                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Bank facility....................................  $18,784    $16,261    $23,959
Junior Subordinated Notes........................    8,604      8,020      8,465
Capital leases (see Note 6)......................    3,342      3,283      3,544
Other--net.......................................     (633)      (105)      (138)
                                                   -------    -------    -------
                                                   $30,097    $27,459    $35,830
                                                   =======    =======    =======

6. COMMITMENTS

    The Company is obligated under long-term operating leases expiring at various dates through 2017 for office, studio, automobile, tower and transponder rentals. The Company is also obligated under long-term

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

6. COMMITMENTS (CONTINUED)
capital lease obligations through 2021. The following is a schedule by year of future annual rentals under operating and capital leases as of December 31, 2000:

                                                          OPERATING   CAPITAL
                                                           LEASES      LEASES
                                                          ---------   --------
                                                             (IN THOUSANDS)
Year ending December 31:
2001....................................................  $ 16,579    $  7,428
2002....................................................    12,449      10,211
2003....................................................    11,269      10,211
2004....................................................    10,845      10,290
2005....................................................    10,192      10,306
Thereafter..............................................    49,386     107,864
                                                          --------    --------
Total minimum lease payments............................  $110,720     156,310
                                                          ========
Less interest and executory costs.......................               (73,941)
                                                                      --------
Total present value of minimum lease payments...........                82,369
Current portion.........................................                (2,969)
                                                                      --------
Capital lease obligation, less current portion..........              $ 79,400
                                                                      ========

    Rent expense totaled $16,332,000 in 2000, $11,952,000 in 1999 and
$10,315,000 in 1998.

    In 1998, the Company entered a new five-year contract with Nielsen Media Research ("Nielsen"), expiring in 2002, to provide television audience measurement services for the Network. The aggregate payment under the contract is approximately $24,000,000, payable over five years in increasing installments, with an aggregate payment remaining under the contract of approximately $9,400,000 at December 31, 2000. The O&Os have various Nielsen contracts extending from November 1995 to October 2003 with aggregate payments of approximately $32,600,000. At December 31, 2000, the aggregate payments remaining under these contracts are approximately $22,100,000, with most of the O&Os' contracts expiring in October 2003.

    On July 18, 2000, the FCC released a Public Notice giving official notification that the Company was the winning bidder for a construction permit for a new television station at Blanco, Texas, with a winning bid of $18,798,000. On August 1, 2000, the Company made its required 20% down payment of $3,759,600 while awaiting final approval by the FCC. The details and costs regarding the construction of the new station are still in the planning phase.

    On August 9, 2000, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 is due over the term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The funds for these payments are expected to come from income from operations and/or borrowings from the Company's bank facilities.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

6. COMMITMENTS (CONTINUED)

    In November 1999, the Company entered into a 20-year lease for a five-story building with approximately 164,000 square feet for the relocation of its flagship station and certain corporate functions in Los Angeles. The building will be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2001. The sum of the lease payments will be approximately $103,000,000 over 20 years beginning on the expected lease commencement date of September 30, 2001. The lease has been capitalized by the Company for $46,584,000 and is reflected in the capital lease table listed above.

    As of December 31, 2000, the Company is committed to pay minimum annual base compensation approximating $9,350,000, pursuant to major talent contracts through December 31, 2001. These payments do not include amounts payable upon the attainment of certain annual revenue levels or upon the performance of other contractual provisions.

    On December 7, 2000, the Company announced that it will acquire USA Broadcasting for $1.1 billion cash. The acquisition will expand the Company's ability to serve the Hispanic community and will provide the Company with duopolies in seven of the top eight Hispanic markets. Under the agreement, the Company will acquire USA Broadcasting's 13 fully owned full-power television stations and minority interests in 4 additional full-power television stations. The fully owned stations are in the key markets of Los Angeles, New York, Chicago, Philadelphia, Boston, Miami, Dallas, Atlanta, Tampa, Houston, Cleveland and Orlando, and the minority-interest stations are in San Francisco, Washington, Denver and St. Louis. The acquisition, which has been approved by the Board of Directors of each company, is subject to regulatory approvals and customary closing conditions. The funds for this transaction are expected to come from a new credit facility the Company is currently negotiating with a consortium of banks to expand and replace its existing and temporary credit agreements and with income from operations. The Company expects to finalize the new credit agreement during the first half of 2001.

7. EMPLOYEE BENEFITS

    The Company has a 401(k) retirement savings plan (the "401(k) Plan") covering all eligible employees who have completed one year of service. The 401(k) Plan allows the employees to defer a portion of their annual compensation, and the Company may match a portion of the employees' contributions. For the years ended December 31, 2000, 1999 and 1998, the Company made matching contributions to the 401(k) Plan totaling $4,944,000, $4,101,000 and $3,694,000, respectively. The Company matches 100% of the first 6% of eligible compensation that employees contribute to the 401(k) Plan.

8. CONTINGENCIES

    There are various legal actions and other claims pending against the Company incidental to its business and operations. In the opinion of management, the resolution of these matters will not have a material effect on the consolidated financial position or results of operations.

    The Network, with operations located primarily in Miami, accounted for 54% of the Company's gross advertising revenues in 2000, 52% in 1999 and 51% in 1998. The Network accounted for 46% of trade accounts receivable as of December 31, 2000 and 1999. The Company's station serving Los Angeles accounted for 14%, 16%, and 17% of the Company's gross advertising revenues in 2000, 1999 and 1998, respectively, and 16% and 18% of trade accounts receivable as of December 31, 2000 and 1999,

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

8. CONTINGENCIES (CONTINUED)
respectively. The Company's station serving Miami accounted for 7%, 8% and 9% of the Company's gross advertising revenues in 2000, 1999 and 1998, respectively, and 8% and 9% of trade accounts receivable as of December 31, 2000 and 1999, respectively.

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

9. INCOME TAXES

    The Company files a consolidated federal income tax return. The income tax provision for the years ended December 31, 2000, 1999 and 1998 comprised the following charges:

                                                    2000       1999       1998
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Current:
  Federal.......................................  $ 90,143   $70,592    $ 5,832
  State.........................................    14,680    12,138      4,105

Deferred:
  Federal.......................................     2,801     5,937     28,273
  State.........................................       457     2,869      2,138
                                                  --------   -------    -------
Total...........................................  $108,081   $91,536    $40,348
                                                  ========   =======    =======

    The Company accounts for income taxes under the liability method pursuant to SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

9. INCOME TAXES (CONTINUED)
used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Accrued severance and litigation........................  $ 4,500    $ 3,300
  Accrued insurance.......................................      600        900
  Equity loss in unconsolidated subsidiaries..............    1,400         --
  Accrued vacation........................................    1,800      1,400
  Deferred compensation...................................    2,300      2,300
  Allowance for doubtful accounts.........................    2,800      1,700
  Accrued facility-related costs..........................    1,800      1,800
  Net operating loss carryforwards........................    3,500      5,800
  Other assets, net.......................................    2,182      2,315
                                                            -------    -------
Total deferred tax assets.................................   20,882     19,515
                                                            -------    -------

Deferred tax liabilities:
  Property and equipment, net.............................   11,900      5,800
  Intangible assets, net..................................    1,200        400
                                                            -------    -------
Total deferred tax liabilities............................   13,100      6,200
                                                            -------    -------
Total net deferred tax assets.............................  $ 7,782    $13,315
                                                            =======    =======

    At December 31, 2000, the Company had net operating loss carryforwards of $10,100,000 that expire in 2004 and 2005, resulting from the 1992 acquisitions. The tax benefit relating to the recognition of these items was applied to reduce goodwill related to the acquisitions.

    As a result of various acquisitions, the Company recorded goodwill representing the consideration given in excess of the net assets related to the transactions. Some of the amortization of this goodwill is not deductible for tax purposes, and, in accordance with SFAS No. 109, no deferred tax liability was accrued. Consequently, in future periods, the Company's effective tax rate provided will be greater than the statutory rate. Therefore, for financial reporting purposes, including the above non-deductible goodwill, as of December 31, 2000, the Company had remaining intangible assets of $512,544,000 that are being amortized over the next 18 years. For tax purposes, as of December 31, 2000, the Company had remaining intangible assets of $94,619,000, of which $10,060,000 is expected to be deductible in 2001, with the balance expected to be deductible over 15 years. The non-deductible intangible amortization permanent difference was $30,763,000 and $31,229,000 for the years ended December 31, 2000 and 1999, respectively.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

9. INCOME TAXES (CONTINUED)
    For the years ended December 31, 2000 and 1999, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                2000        1999
                                                              --------    --------
Federal statutory tax rate..................................    35.0%       35.0%
State and local income taxes, net of federal tax benefit....     5.7         5.7
Junior Subordinated Notes...................................     0.6         1.4
Goodwill amortization.......................................     6.2         8.2
Sale of Albuquerque station.................................      --         1.3
Other.......................................................     0.5         0.7
                                                                ----        ----
    Total effective tax rate................................    48.0%       52.3%
                                                                ====        ====

10. EARNINGS PER SHARE

    The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations for income before extraordinary loss on extinguishment of debt as required by SFAS No. 128 "Earnings Per Share":

                                           FOR THE YEAR ENDED 2000                   FOR THE YEAR ENDED 1999
                                   ---------------------------------------   ---------------------------------------
                                     INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                   -----------   -------------   ---------   -----------   -------------   ---------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)
Income before extraordinary
  items..........................    $116,923                                  $83,544
Less preferred stock dividends...        (518)                                    (540)
                                     --------                                  -------

Basic Earnings Per Share
  Income before extraordinary
    items per share available to
    common stockholders..........     116,405     204,893,438      $0.57        83,004      192,971,418      $0.43
                                                                   =====                                     =====

Effect of Dilutive Securities
  Warrants.......................          --      27,420,662                       --       36,802,880
  Options........................          --       5,594,038(a)                    --        5,360,990
  Convertible preferred stock
    (b)..........................         518       1,055,449                      540        1,101,338
                                     --------     -----------                  -------      -----------

Diluted Earnings Per Share
  Income before extraordinary
    items per share available to
    common stockholders..........    $116,923     238,963,587      $0.49       $83,544      236,236,626      $0.35
                                     ========     ===========      =====       =======      ===========      =====

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

10. EARNINGS PER SHARE (CONTINUED)

                                                                    FOR THE YEAR ENDED 1998
                                                        -----------------------------------------------
                                                          INCOME             SHARES           PER-SHARE
                                                        (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                        -----------       -------------       ---------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)
Income before extraordinary items.....................     $9,927
Less preferred stock dividends........................       (606)
                                                           ------

Basic Earnings Per Share
  Income before extraordinary items per share
    available to common stockholders..................      9,321          173,281,776          $0.05
                                                                                                =====

Effect of Dilutive Securities
  Warrants............................................         --           54,786,518
  Options.............................................         --            3,115,344(c)
  Convertible preferred stock (b).....................        606            1,234,466
                                                           ------          -----------

Diluted Earnings Per Share
  Income before extraordinary items per share
    available to common stockholders..................     $9,927          232,418,104          $0.04
                                                           ======          ===========          =====

------------------------

(a) Options of 3,198,000 shares granted in December 1999 were excluded as common stock equivalents, since the average market price of the Class A Common Stock during the 2000 fourth quarter was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

(b) The redeemable convertible 6% preferred stock was issued on March 20, 1997, as part of the acquisition of the Sacramento full-power Affiliated Station. The 12,000 shares issued and outstanding at December 31, 1997, have a liquidation preference of $1,000 per share (plus accrued and unpaid dividends). The preferred stock is convertible into Class A Common Stock at the option of the holder until the fourth anniversary of the closing of the acquisition at a conversion price of $8.171875. At December 31, 2000 and 1999, there were 6,000 and 9,000 shares outstanding, respectively.

(c) Options of 4,206,000 shares granted in December 1998 were excluded as common stock equivalents, since the average market price of the Class A Common Stock during the 1998 fourth quarter was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

11. EARLY EXTINGUISHMENT OF DEBT

    During the 12 months ended December 31, 1999, the Company purchased, at a premium, $14,074,000 face amount of its Junior Subordinated Notes, resulting in an extraordinary loss of $2,611,000, including a related income tax provision of $246,000. The tax provision was due to an extraordinary tax gain resulting from a higher permanent discounted note basis for tax versus book purposes.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

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

    The Company had 10,000,000 shares of preferred stock, $.01 par value, authorized at December 31, 2000, and 1999. The Company had 12,000 shares of redeemable convertible 6% preferred stock, $.01 par value, issued and outstanding at December 31, 1997, in connection with the acquisition of the Sacramento station. At December 31, 2000 and 1999, the Company had accrued preferred stock dividends of $60,000 and $90,000, respectively. In each of 2000 and 1998, 3,000 redeemable convertible 6% preferred stock shares were redeemed and converted into a total of 734,224 shares of Class A Common Stock, resulting in an increase to common stock of approximately $8,000 and to paid-in-capital of $5,992,000. The reduction to the redeemable convertible 6% preferred stock balance was $6,000,000, resulting in a remaining outstanding balance at December 31, 2000 of $6,060,000, including accrued dividends of $60,000. At December 31, 1999, the redeemable convertible 6% preferred stock balance was $9,090,000, including accrued dividends of $90,000.

    The remaining 6,000 shares of redeemable convertible 6% preferred stock have one vote per share, a liquidation preference of $1,000 per share (plus accrued and unpaid dividends) and a cumulative dividend preference of 6% per share per annum ($15.00 per share per quarter), increasing to 9% per share per annum if accrued and unpaid dividends per share equal or exceed $30.00. The preferred stock is convertible into Class A Common Stock at the option of the holder until the fourth anniversary of the closing of the acquisition at a conversion price of $8.171875. The preferred stock is redeemable at the option of the holder at any time and by the Company after the fourth anniversary of the issuance of the preferred stock, in each case, for an amount equal to the liquidation preference. Consequently, holders of the redeemable convertible 6% preferred stock have greater rights than holders of the Class A Common Stock.

    Televisa and Venevision also own warrants to acquire from the Company additional common shares. These warrants cannot be exercised by either Televisa or Venevision (or by any other non-U.S. citizen) if such exercise would result in a violation of the foreign ownership restrictions of the Communications Act of 1934. Subject to certain restrictions, Televisa and Venevision may transfer such warrants. If Televisa and Venevision were to exercise these warrants, their ultimate ownership of the Company would be approximately 6% for Televisa and 19% for Venevision.

13. INVESTMENTS AT EQUITY

    Entravision Communications Corporation is the largest affiliate group of the Network. Entravision operates in 18 of the nation's top 50 Hispanic markets and owns 21 of the Affiliated Stations.

    On March 2, 2000, the Company lent $110,000,000 to Entravision Communications Company, L.L.C., which increased the Company's convertible promissory note from $10,000,000 to $120,000,000. On August 2, 2000, the Company converted its $120,000,000 convertible promissory note of Entravision Communications Company, L.L.C., into an approximate 20% equity interest in Entravision Communications Corporation ("Entravision"). The Entravision stock began trading on the New York Stock Exchange

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

13. INVESTMENTS AT EQUITY (CONTINUED)
on August 2, 2000. Furthermore, on August 2, 2000, in connection with Entravision's initial public offering, the Company invested an additional $100,000,000 to purchase an additional approximately 6% equity interest in Entravision. Consequently, as of August 7, 2000, the Company had an aggregate investment in Entravision of $220,000,000, representing an approximate 26% equity interest. On August 9, 2000, the underwriters of Entravision's initial public offering exercised their option to purchase an additional 6,900,000 shares of Entravision stock, which lowered the Company's equity interest in Entravision to approximately 25%. Subsequently, the Company purchased additional shares of Entravision stock in the open market totaling $142,000,000, primarily using borrowings from its bank credit facilities. The Company provided the funding for the Entravision transactions through August 7, 2000, by borrowings aggregating $120,000,000 from its bank credit facilities and the remainder with cash from operations. At December 31, 2000, the Company had an investment in Entravision of $361,279,000, representing an approximate 32% equity interest. At December 31, 2000, the Company's equity interest in Entravision's net book value approximates the carrying value of the Company's investment in Entravision. During 2000, the Company reported an equity loss from unconsolidated subsidiary of $3,382,000, which represents the Company's share of Entravision's net loss reported from August 2, 2000, through November 30, 2000. The Company recognizes its share of Entravision's net income or loss on a one-month lag.

    On August 16, 2000, Univision Online and Fingerhut Companies Inc. (the "Members") formed the joint venture Cocorojo L.L.C. ("Cocorojo"). The Members own, manage and operate an Internet web site primarily to conduct e-commerce and online direct marketing. Under the terms of the agreement, the Members have approximately equal interest in the joint venture and will share profits and losses equally. Currently, the joint venture operates through Fingerhut's existing web site; however, upon achievement of certain revenue levels, the agreement allows the Members to develop and build a self-contained web site. The agreement has a total capital expenditure limitation of $6,000,000 for the construction of the web site, should it occur, that will be shared equally between the Members. At December 31, 2000, the Company had contributed $465,000 to the joint venture and reported an equity loss from unconsolidated subsidiary of $618,000. At December 31, 2000, the Company's equity interest in Cocorojo's net book value approximates the carrying value of the Company's investment in the joint venture. During 2000, Univision Online recognized net revenues of $270,000 related to advertising purchased by Cocorojo on UNIVISION.COM, and Cocorojo reported the $270,000 as advertising costs.

    On August 31, 2000, Ask Jeeves, Inc. ("Ask Jeeves"), a leading provider of question-answering technologies and services, and the Company announced the creation of the joint venture Ask Jeeves en Espanol, Inc. ("Ask Jeeves en Espanol"), to serve the world's diverse Spanish-speaking population. The partnership will create a Spanish-language version of ASK.COM to provide the Internet's more than 27 million Spanish-speaking users with the same natural language and intuitive online experience enjoyed by the more than 44 million users of Ask Jeeves's technology. Ask Jeeves en Espanol also plans to launch Ask Jeeves Business Solutions for the growing number of companies moving online to serve the Spanish-speaking world. Ask Jeeves en Espanol will be equally owned by Ask Jeeves and the Company and is accounted for under the equity method. The Company invested $40,000,000 in Ask Jeeves en Espanol by borrowings from its Revolving Credit Facility. At December 31, 2000, the Company had an investment in Ask Jeeves en Espanol of $39,360,000 and reported an equity loss from unconsolidated subsidiary of $828,000 during 2000. At December 31, 2000, the Company's equity interest in Ask Jeeves en Espanol's net book value approximates the carrying value of the Company's investment in the joint venture.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

14. 1996 PERFORMANCE AWARD PLAN

    In 1996, the Company adopted a 1996 Performance Award Plan (the "Plan") that reserves shares of Class A Common Stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors or Plan Committee (as appointed by the Board). The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

                                              BASIC EARNINGS PER SHARE        DILUTED EARNINGS PER SHARE
                                           ------------------------------   ------------------------------
                                             2000       1999       1998       2000       1999       1998
                                           --------   --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER-SHARE DATA)
Net income available to common
  stockholders--as reported..............  $116,405   $80,393     $9,321    $116,923   $80,933     $9,927
Net income (loss) available to common
  stockholders--pro forma................    88,924    65,921     (1,764)     89,442    66,461     (1,158)
Earnings per share available to common
  stockholders--as reported..............      0.57      0.42       0.05        0.49      0.34       0.04
Earnings per share available to common
  stockholders--pro forma................      0.43      0.34      (0.01)       0.37      0.28         --

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 0%, expected volatility of 41.584%, 36.385% and 38.137%, risk-free interest rate of 5.58%, 6.05% and 4.43% and expected life of six, five and five years.

    The Plan was amended and restated as of February 16, 2000, primarily to increase the maximum number of shares of Class A Common Stock that may be granted from 22,000,000 to 37,200,000. The maximum number of shares that may be granted to any individual during any calendar year is 2,000,000. The maximum number of shares that may be granted during any calendar year is 5,500,000 unless the Committee gives its unanimous consent. The Plan provides that shares granted come from the Company's authorized but unissued Class A Common Stock and any shares of the Company's Class A Common Stock held as treasury shares. Grants may be in the form of either nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share awards, stock bonuses or cash bonus awards.

    The price of the options granted pursuant to the Plan may not be less than 100% of the fair market value of the shares on the date of grant (110% in the case of an incentive stock option granted to any person owning more than 10% of the Company's total combined voting power). No award will be exercisable after ten years from the date granted. Unless approved by the Committee, no award may vest at a rate greater than 25% per year, other than in the case of awards granted in lieu of cash bonuses, which may vest at the rate of 50% per year.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

14. 1996 PERFORMANCE AWARD PLAN (CONTINUED)
    Information regarding the Plan for 2000, 1999 and 1998 is as follows:

                                              2000         1999         1998
                                           ----------   ----------   ----------
Number of shares under stock options:
  Outstanding at beginning of year.......  17,150,536   16,151,668   12,588,000
  Granted................................   3,602,700    3,307,000    4,438,000
  Exercised..............................  (2,431,716)  (2,235,132)    (781,332)
  Canceled...............................     (29,500)     (73,000)     (93,000)
                                           ----------   ----------   ----------
  Outstanding at end of year.............  18,292,020   17,150,536   16,151,668
  Available for grant at end of year.....  13,309,800    1,683,000    4,917,000
  Exercisable at end of year.............   9,400,070    8,314,200    8,058,500

Weighted average exercise price:
  Granted................................      $36.28       $43.28       $15.75
  Exercised..............................      $10.48       $ 7.37       $ 6.35
  Canceled...............................      $31.12       $16.31       $17.07
  Outstanding at end of year.............      $22.93       $18.38       $11.74
  Exercisable at end of year.............      $15.01       $10.19       $ 7.39
  Weighted average fair value of options
    granted during the period............      $17.86       $18.03       $ 6.39

                                                    OPTIONS OUTSTANDING
                           ---------------------------------------------------------------------
                                                    WEIGHTED AVERAGE
                           NUMBER OUTSTANDING AT       REMAINING       WEIGHTED AVERAGE EXERCISE
RANGE OF EXERCISE PRICES     DECEMBER 31, 2000      CONTRACTUAL LIFE             PRICE
------------------------   ----------------------   ----------------   -------------------------
    $ 5.75--$10.00               3,754,200             5.7 Years                $ 5.76
    $10.01--$20.00               7,670,120             7.4 Years                $16.38
    $20.01--$30.00                   2,000             8.4 Years                $27.28
    $30.01--$40.00               3,543,000             9.8 Years                $35.68
    $40.01--$50.00               3,269,700             9.0 Years                $43.69
    $50.01--$56.63                  53,000             9.3 Years                $53.38

                                             OPTIONS EXERCISABLE
                           -------------------------------------------------------
                           NUMBER EXERCISABLE AT
RANGE OF EXERCISE PRICES     DECEMBER 31, 2000     WEIGHTED AVERAGE EXERCISE PRICE
------------------------   ---------------------   -------------------------------
    $ 5.75--$10.00               3,751,700                      $ 5.76
    $10.01--$20.00               4,644,620                      $16.51
    $20.01--$30.00                     500                      $27.28
    $30.01--$40.00                 100,000                      $33.97
    $40.01--$50.00                 903,000                      $43.63
    $50.01--$56.63                     250                      $50.53

    During the year ended December 31, 2000, 2,431,716 options were exercised for 2,431,716 shares of Class A Common Stock, resulting in increases to common stock of $24,317 and to paid-in-capital of $66,856,000, which included a tax benefit of $41,401,000 associated with the transactions.

                 UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                              1ST        2ND        3RD        4TH       TOTAL
                                            QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                            --------   --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)
2000
Net revenues..............................  $181,543   $231,073   $211,989   $238,854   $863,459
Net income................................    20,802     33,488     27,620     35,013    116,923
Net income available to common
  stockholders............................    20,667     33,353     27,485     34,900    116,405

EARNINGS PER SHARE AVAILABLE TO COMMON
  STOCKHOLDERS
Basic Earnings Per Share
  Income before extraordinary loss........  $   0.10   $   0.16   $   0.13   $   0.17   $   0.57
  Net income..............................      0.10       0.16       0.13       0.17       0.57

Diluted Earnings Per Share
  Income before extraordinary loss........  $   0.09   $   0.14   $   0.12   $   0.15   $   0.49
  Net income..............................      0.09       0.14       0.12       0.15       0.49

1999

Net revenues..............................  $138,039   $172,432   $177,301   $205,318   $693,090
Income before extraordinary loss..........     9,233     20,610     22,430     31,271     83,544
Net income................................     6,622     20,610     22,430     31,271     80,933
Net income available to common
  stockholders............................     6,487     20,475     22,295     31,136     80,393

EARNINGS PER SHARE AVAILABLE TO COMMON
  STOCKHOLDERS
Basic Earnings Per Share
  Income before extraordinary loss........  $   0.05   $   0.11   $   0.11   $   0.15   $   0.43
  Net income..............................      0.04       0.11       0.11       0.15       0.42

Diluted Earnings Per Share
  Income before extraordinary loss........  $   0.04   $   0.09   $   0.09   $   0.13   $   0.35
  Net income..............................      0.03       0.09       0.09       0.13       0.34

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Entravision Communications Corporation
Santa Monica, California

    We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

                                          /S/ MCGLADREY & PULLEN, LLP

Pasadena, California

February 5, 2001

                     ENTRAVISION COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
                                      ASSETS

Current assets
  Cash and cash equivalents.................................  $   69,224   $  2,357
  Receivables:
    Trade, net of allowance for doubtful accounts of 2000
     $5,966; 1999 $979......................................      38,274     12,392
    Related parties.........................................         273        273
  Prepaid expenses and taxes................................       3,038        355
  Deferred taxes............................................      11,244         --
                                                              ----------   --------
    Total current assets....................................     122,053     15,377
Property and equipment, net.................................     169,289     27,230
Intangible assets, net......................................   1,257,348    152,387
Other assets, including amounts due from related parties of
  2000 $562 and deposits on acquisitions of 2000 $2,689;
  1999 $8,742...............................................      11,803     10,023
                                                              ----------   --------
                                                              $1,560,493   $205,017
                                                              ==========   ========

          LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND EQUITY

Current liabilities
  Current maturities of notes and advances payable, related
    parties.................................................  $      201   $    231
  Current maturities of long-term debt......................       2,452      1,389
  Accounts payable and accrued expenses (including related
    parties of 2000 $711; 1999 $527 which includes amounts
    due to Univision of 2000 $362; 1999 $247)...............      30,274      7,479
                                                              ----------   --------
    Total current liabilities...............................      32,927      9,099
                                                              ----------   --------
Long-term debt
  Subordinated note payable to Univision....................          --     10,000
  Notes payable, less current maturities....................     252,495    155,917
                                                              ----------   --------
                                                                 252,495    165,917
Other long-term liabilities.................................       6,672         --
Deferred taxes..............................................     132,419      1,990
                                                              ----------   --------
    Total liabilities.......................................     424,513    177,006
                                                              ----------   --------
Series A mandatorily redeemable convertible preferred stock,
  $0.0001 par value, 11,000,000 shares authorized, shares
  issued and outstanding 2000 5,865,102 (liquidation value
  at December 31, 2000: $51,394)............................      80,603         --
                                                              ----------   --------
Commitments and Contingencies
Members' capital
  Entravision Communications Company, L.L.C.................          --     59,645
  Common stock of member corporations.......................          --      1,256
  Additional paid-in capital of member corporations.........          --     16,329
  Accumulated deficit.......................................          --    (48,635)
Stockholders' equity
  Preferred stock, $0.0001 par value, 39,000,000 shares
    authorized, none issued and outstanding.................          --         --
  Class A common stock, $0.0001 par value, 260,000,000
    shares authorized; shares issued and outstanding 2000
    65,626,063..............................................           7         --
  Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2000
    27,678,533..............................................           3         --
  Class C common stock, $0.0001 par value, 25,000,000 shares authorized; shares issued and outstanding 2000
    21,983,392..............................................           2         --
  Additional paid-in capital................................   1,092,865         --
  Deferred compensation.....................................      (5,745)        --
  Accumulated deficit.......................................     (31,147)        --
                                                              ----------   --------
                                                               1,055,985     28,595
  Less L.L.C. membership and stock subscription notes
    receivable..............................................        (608)      (584)
                                                              ----------   --------
                                                               1,055,377     28,011
                                                              ----------   --------
                                                              $1,560,493   $205,017
                                                              ==========   ========

                 See Notes to Consolidated Financial Statements

                     ENTRAVISION COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

  (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER L.L.C. MEMBERSHIP UNIT DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              2000          1999          1998
                                                           -----------   -----------   -----------
Gross revenue (including network compensation from
  Univision of $4,338, $2,748 and $4,922)................  $   170,810   $    66,204   $    49,872
Less agency commissions..................................       16,789         7,205         5,052
                                                           -----------   -----------   -----------
  Net revenue............................................      154,021        58,999        44,820
                                                           -----------   -----------   -----------
Direct operating expenses (including Univision national
  representation fees of $4,145, $3,149 and $2,379)......       58,987        24,441        15,794
Selling, general and administrative expenses (excluding
  non-cash stock-based compensation of $5,822, $29,143
  and $500)..............................................       38,600        11,611         8,877
Corporate expenses (including related parties of $527,
  $522 and $453).........................................       12,741         5,809         3,963
Non-cash stock-based compensation........................        5,822        29,143           500
Depreciation and amortization............................       69,238        15,982        10,934
                                                           -----------   -----------   -----------
                                                               185,388        86,986        40,068
                                                           -----------   -----------   -----------
  Operating income (loss)................................      (31,367)      (27,987)        4,752
Interest expense (including amounts to Univision of
  $3,645, $701 and $701).................................      (29,834)       (9,690)       (8,386)
Non-cash interest expense relating to related-party
  beneficial conversion options..........................      (39,677)       (2,500)
Interest income..........................................        5,918            99           142
                                                           -----------   -----------   -----------
  Loss before income taxes...............................      (94,960)      (40,078)       (3,492)
Income tax (expense) benefit.............................       13,448           121          (210)
Effect of change in tax status...........................      (10,514)           --            --
                                                           -----------   -----------   -----------
Net loss before equity in earnings of nonconsolidated
  affiliates.............................................      (92,026)      (39,957)       (3,702)
Equity in loss of nonconsolidated affiliates.............         (214)           --            --
                                                           -----------   -----------   -----------
  Net loss...............................................      (92,240)  $   (39,957)  $    (3,702)
                                                                         ===========   ===========
Accretion of preferred stock redemption value............        2,449
                                                           -----------
Net loss applicable to common stock......................  $   (94,689)
                                                           ===========
Loss per share: basic and diluted........................  $     (0.27)
                                                           ===========
Loss per L.L.C. membership unit..........................  $    (31.04)  $    (19.12)  $     (0.07)
                                                           ===========   ===========   ===========
Pro forma provision for income tax benefit...............        5,904         2,499           322
                                                           -----------   -----------   -----------
Pro forma net loss.......................................  $   (86,336)  $   (37,579)  $    (3,170)
                                                           ===========   ===========   ===========
Pro forma per share data:
  Net loss per share:
    Basic and diluted....................................  $     (1.34)  $     (1.16)  $     (0.10)
                                                           ===========   ===========   ===========
Pro forma weighted average common shares outstanding:
  Basic and diluted......................................   66,451,637    32,402,378    32,894,802
                                                           ===========   ===========   ===========

                 See Notes to Consolidated Financial Statements

                     ENTRAVISION COMMUNICATIONS CORPORATION
  CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK AND EQUITY YEARS ENDED DECEMBER 31, 1998 AND 1999 AND FOR THE PERIOD FROM JANUARY 1, 2000
                             THROUGH AUGUST 2, 2000
          (IN THOUSANDS, EXCEPT SHARE AND L.L.C. MEMBERSHIP UNIT DATA)

                                                                ADDITIONAL                                    NOTES
                                ENTRAVISION        COMMON        PAID-IN                                   RECEIVABLE
                               COMMUNICATIONS     STOCK OF      CAPITAL OF                                 STOCKHOLDER
                                  COMPANY,         MEMBER         MEMBER        DEFERRED     ACCUMULATED       AND
                                   L.L.C.       CORPORATIONS   CORPORATIONS   COMPENSATION     DEFICIT       MEMBERS      TOTAL
                               --------------   ------------   ------------   ------------   -----------   -----------   --------
Balance, December 31, 1997...     $ 13,543        $ 1,255        $ 16,329       $    --       $  1,470        $(540)     $ 32,057
Capitalization of 9,750
  shares of Telecorpus,
  Inc........................           --              1              --            --             --           --             1
Issuance of 147,411 Class A
  membership units in
  exchange for assets
  contributed by member
  corporation................           --             --              --            --             --           --            --
Conversion of 4,500 Class A
  membership units into 4,500
  Class E and F membership
  units......................           --             --              --            --             --           --            --
Interest earned on notes and
  subscriptions receivable
  from member................           21             --              --            --             --           --            21
Increase in notes and
  subscriptions receivable
  from member................           --             --              --            --             --          (21)          (21)
Repurchase of 1,600 shares of
  Golden Hills Broadcasting
  Corporation common stock...           --             --              --            --         (1,000)          --        (1,000)
Compensation expense
  attributable to employee
  equity awards..............          500             --              --            --             --           --           500
Net loss.....................           --             --              --            --         (3,702)          --        (3,702)
Distributions and dividends
  to members and
  stockholders...............           --             --              --            --         (2,985)          --        (2,985)
                                  --------        -------        --------       -------       --------        -----      --------
Balance, December 31, 1998...       14,064          1,256          16,329            --         (6,217)        (561)       24,871
Increase in conversion option
  on subordinated note
  agreement relating to
  acquisition of business....       13,915             --              --            --             --           --        13,915
Estimated value of
  subordinated note
  conversion option..........        2,500             --              --            --             --           --         2,500
Conversion of 813 Class A
  membership units into 813
  Class E and F membership
  units......................           --             --              --            --             --           --            --
Interest earned on notes and
  subscriptions receivable
  from member................           23             --              --            --             --           --            23
Increase in notes and
  subscriptions receivable
  from member................           --             --              --            --             --          (23)          (23)
Compensation expense
  attributable to employee
  equity awards..............       29,143             --              --            --             --           --        29,143
Repurchase of 250 shares of
  Telecorpus, Inc. common
  stock......................           --             --              --            --            (61)          --           (61)
Net loss.....................           --             --              --            --        (39,957)          --       (39,957)
Distributions and dividends
  to members and
  stockholders...............           --             --              --            --         (2,400)          --        (2,400)
                                  --------        -------        --------       -------       --------        -----      --------
Balance, December 31, 1999...       59,645          1,256          16,329            --        (48,635)        (584)       28,011
Interest earned on notes and
  subscriptions receivable...           14             --              --            --             --          (14)           --
Estimated value of Univision
  subordinated note
  conversion option..........           --             --          31,600            --             --           --        31,600
Estimated value of
  subordinated note
  conversion option..........           --             --          19,537            --             --           --        19,537
Restricted employee equity
  awards of 33,923 Class D
  L.L.C. units...............        6,920             --              --        (6,920)            --           --            --
Amortization of deferred
  compensation...............           --             --              --           392             --           --           392
Unrestricted employee equity
  awards of 16,050 Class D
  L.L.C. units...............        3,852             --              --            --             --           --         3,852
Net loss for the period
  through August 2, 2000.....           --             --              --            --        (63,542)          --       (63,542)
Reclassification of
  accumulated deficit........      (44,711)            --         (67,466)           --        112,177           --            --
To give effect to
  reorganization.............      (25,720)        (1,256)             --         6,528             --          598       (19,850)
                                  --------        -------        --------       -------       --------        -----      --------
Balance, August 2, 2000......     $     --        $    --        $     --       $    --       $     --        $  --      $     --
                                  ========        =======        ========       =======       ========        =====      ========

                See Notes to Consolidated Financial Statements.

                     ENTRAVISION COMMUNICATIONS CORPORATION
  CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK AND EQUITY
          FOR THE PERIOD FROM AUGUST 2, 2000 THROUGH DECEMBER 31, 2000
          (IN THOUSANDS, EXCEPT SHARE AND L.L.C. MEMBERSHIP UNIT DATA)

                                              MANDATORILY
                                               REDEEMABLE
                                            PREFERRED STOCK            NUMBER OF COMMON SHARES          COMMON STOCK
                                          --------------------   ------------------------------------   ----------
                                           SHARES      AMOUNT     CLASS A      CLASS B      CLASS C      CLASS A
                                          ---------   --------   ----------   ----------   ----------   ----------
Balance, August 2, 2000.................         --   $    --            --           --           --   $      --
Adjustments to give effect to
  reorganization........................         --        --     5,538,175   27,678,533           --           1
Interest earned on subscriptions
  receivable............................         --        --            --           --           --          --
Issuance of common stock in initial
  public offering, including exchange of
  Univision note payable for 21,983,392
  Class C common shares, and net of
  $52,217 issuance costs................         --        --    52,900,000           --   21,983,392           5
Issuance of common stock and exchange of
  stock options in connection with the
  acquisition of Z-Spanish Media........         --        --     7,187,888           --           --           1
Issuance of preferred stock upon
  conversion of subordinated note.......  5,865,102    78,154            --           --           --          --
Accretion of redemption value on
  preferred stock.......................         --     2,449            --           --           --          --
Amortization of deferred compensation...         --        --            --           --           --          --
Stock options granted to
  non-employees.........................         --        --            --           --           --          --
Net loss for the period from August 2,
  2000 through December 31, 2000........         --        --            --           --           --          --
                                          ---------   -------    ----------   ----------   ----------   ----------
Balance, December 31, 2000..............  5,865,102   $80,603    65,626,063   27,678,533   21,983,392   $       7
                                          =========   =======    ==========   ==========   ==========   ==========


                                             COMMON STOCK
                                          -----------------------    PAID-IN       DEFERRED     ACCUMULATED      NOTES
                                           CLASS B      CLASS C      CAPITAL     COMPENSATION     DEFICIT      RECEIVABLE
                                          ----------   ----------   ----------   ------------   -----------   ------------
Balance, August 2, 2000.................  $      --    $      --    $       --     $    --       $     --        $  --
Adjustments to give effect to
  reorganization........................          3           --        26,972      (6,528)            --         (598)
Interest earned on subscriptions
  receivable............................         --           --            10          --             --          (10)
Issuance of common stock in initial
  public offering, including exchange of
  Univision note payable for 21,983,392
  Class C common shares, and net of
  $52,217 issuance costs................         --            2       933,967          --             --           --
Issuance of common stock and exchange of
  stock options in connection with the
  acquisition of Z-Spanish Media........         --           --       131,825        (817)            --           --
Issuance of preferred stock upon
  conversion of subordinated note.......         --           --            --          --             --           --
Accretion of redemption value on
  preferred stock.......................         --           --            --          --         (2,449)          --
Amortization of deferred compensation...         --           --            --       1,600             --           --
Stock options granted to
  non-employees.........................         --           --            91          --             --           --
Net loss for the period from August 2,
  2000 through December 31, 2000........         --           --            --          --        (28,698)          --
                                          ----------   ----------   ----------     -------       --------        -----
Balance, December 31, 2000..............  $       3    $       2    $1,092,865     $(5,745)      $(31,147)       $(608)
                                          ==========   ==========   ==========     =======       ========        =====


                                            TOTAL
                                          ----------
Balance, August 2, 2000.................  $       --
Adjustments to give effect to
  reorganization........................      19,850
Interest earned on subscriptions
  receivable............................          --
Issuance of common stock in initial
  public offering, including exchange of
  Univision note payable for 21,983,392
  Class C common shares, and net of
  $52,217 issuance costs................     933,974
Issuance of common stock and exchange of
  stock options in connection with the
  acquisition of Z-Spanish Media........     131,009
Issuance of preferred stock upon
  conversion of subordinated note.......          --
Accretion of redemption value on
  preferred stock.......................      (2,449)
Amortization of deferred compensation...       1,600
Stock options granted to
  non-employees.........................          91
Net loss for the period from August 2,
  2000 through December 31, 2000........     (28,698)
                                          ----------
Balance, December 31, 2000..............  $1,055,377
                                          ==========

                See Notes to Consolidated Financial Statements.

                     ENTRAVISION COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2000         1999        1998
                                                              ----------   ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $  (92,240)  $  (39,957)  $ (3,702)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................      69,238       15,723     10,934
    Deferred tax expense (benefit)..........................      (4,126)         406        (83)
    Amortization of debt issue costs........................       2,779          258      1,295
    Intrinsic value of subordinated note conversion
      option................................................      39,677        2,500         --
    Net loss in equity method investee......................         214           --         --
    Non-cash stock-based compensation.......................       5,899       29,143        500
    (Gain) loss on disposal of media properties and other
      assets................................................         (43)         100         15
    Changes in assets and liabilities, net of effect of
      business combinations:
      (Increase) in accounts receivable.....................     (10,813)      (3,249)    (2,446)
      (Increase) in prepaid expenses and other assets.......        (229)         (87)      (119)
      Increase in accounts payable, accrued expenses and
        other...............................................         252        1,291      1,264
                                                              ----------   ----------   --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........      10,608        6,128      7,658
                                                              ----------   ----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................     (22,848)     (12,825)    (3,094)
  Proceeds from disposal of media properties and other
    assets..................................................      11,043          116         19
  Cash deposits and purchase price on acquisitions..........    (990,495)     (46,354)   (22,511)
                                                              ----------   ----------   --------
        NET CASH (USED IN) INVESTING ACTIVITIES.............  (1,002,300)     (59,063)   (25,586)
                                                              ----------   ----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock....................     813,974           --         --
  Principal payments on notes payable.......................    (334,925)        (352)      (288)
  Proceeds from borrowings on notes payable.................     592,367       54,913     24,407
  Dividends paid to members for income taxes................          --       (2,400)    (2,985)
  Purchase and retirement of common stock...................          --         (530)      (500)
  Payments of deferred debt costs...........................     (12,857)          --     (1,295)
                                                              ----------   ----------   --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES...........   1,058,559       51,631     19,339
                                                              ----------   ----------   --------
        Net increase (decrease) in cash and cash
          equivalents.......................................      66,867       (1,304)     1,411
CASH AND CASH EQUIVALENTS
  Beginning.................................................       2,357        3,661      2,250
                                                              ----------   ----------   --------
  Ending....................................................  $   69,224   $    2,357   $  3,661
                                                              ==========   ==========   ========
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
      Interest..............................................  $   23,266   $   10,542   $  6,744
                                                              ==========   ==========   ========
      Income taxes..........................................  $      895   $       96   $     51
                                                              ==========   ==========   ========
Supplemental Disclosures of Non-Cash Investing and Financing
  Activities
  Conversion of notes payable into preferred stock and Class
    C common shares.........................................  $  198,539   $       --   $     --
                                                              ==========   ==========   ========
  Property and equipment acquired under capital lease
    obligations and included in accounts payable............  $      827   $       --   $     --
                                                              ==========   ==========   ========
  Issuance of note payable in connection with redemption of
    common stock of member corporations.....................  $       --   $       30   $    500
                                                              ==========   ==========   ========
  Assets Acquired and Debt Issued in Business Combinations
    Current and other assets................................  $   25,771   $       86   $     99
    Property and equipment..................................     128,342        4,477      1,343
    Intangible assets.......................................   1,164,047       67,533     16,733
    Current and other liabilities...........................     (25,811)          --       (164)
    Deferred taxes..........................................    (123,311)      (2,112)        --
    Notes payable...........................................     (40,004)     (12,000)      (350)
    Increase in subordinated note conversion option.........          --      (13,915)        --
    Estimated fair value allocated to purchase option
      agreement.............................................      (3,500)          --         --
    Issuance of common stock and exchange of stock
      options...............................................    (131,009)          --         --
    Less cash deposits from prior year......................      (8,500)      (5,533)      (500)
                                                              ----------   ----------   --------
        NET CASH PAID.......................................  $  986,025   $   38,536   $ 17,161
                                                              ==========   ==========   ========

                 See Notes to Consolidated Financial Statements

                     ENTRAVISION COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, REORGANIZATION AND SIGNIFICANT ACCOUNTING
  POLICIES

    NATURE OF BUSINESS

    Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and collectively, "ECC" or the "Company") is a diversified Spanish-language media company utilizing a combination of television, radio, outdoor and publishing operations to reach Hispanic consumers in the United States. The Company operates 34 television stations in 24 markets located primarily in the Southwestern United States, consisting primarily of Univision Communications Inc. ("Univision") affiliated stations. Radio operations consist of a Spanish-language radio network, which provides programming to the Company's 56 operational radio stations, 39 FM and 17 AM, in 25 markets located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. Additionally the Company's radio network provides programming to 39 radio station affiliates in 38 markets. Publishing operations consist of a newspaper publication in New York. The Company's outdoor operations consist of approximately 11,200 billboards located in Los Angeles and New York.

    Pursuant to Univision network affiliation agreements, Univision acts as the Company's exclusive sales representative for the sale of all national advertising aired on Univision television stations. Proceeds of national sales are remitted to the Company by Univision, net of an agency commission and a network representative fee. The affiliation agreements expire December 2021.

    REORGANIZATION

    The financial statements presented for the years ended December 31, 1998 and 1999, and for the period from January 1, 2000 through August 2, 2000 are those of Entravision Communications Company, L.L.C. ("ECC LLC") and its combined affiliates: Cabrillo Broadcasting Corporation, Golden Hills Broadcasting Corporation, Las Tres Palmas Corporation, Tierra Alta Broadcasting, Inc.,
KSMS, Inc., Valley Channel 48, Inc., and Telecorpus, Inc. (collectively, the "Affiliates") prior to the exchange transaction (the "Exchange Transaction") described below. Under the terms of the ECC LLC operating agreement, ECC LLC was authorized to issue Class A, B, C, D, E and F membership units. Through a series of prior planned transactions, each of the Affiliates had transferred all of their operations and all their operating assets and liabilities except for acquisition debt to ECC LLC in exchange for membership interests in ECC LLC.

    Effective August 2, 2000, an Exchange Transaction was consummated whereby the direct and indirect membership interests in ECC LLC were exchanged for Class A or Class B common stock of ECC. The Class B common stock was issued to Walter F. Ulloa, Philip C. Wilkinson and Paul A. Zevnik (and certain trusts and related entities of such individuals) in exchange for their direct and indirect membership interests in ECC LLC. The remaining individual members and stockholders (other than Messrs. Ulloa, Wilkinson and Zevnik) of the Affiliates exchanged their LLC membership units and common shares of the respective corporations for Class A common stock of ECC. Accordingly the Affiliates became wholly owned subsidiaries of ECC and ECC LLC became a wholly owned subsidiary of the Affiliates. The number of shares of common stock of ECC issued to the members of ECC LLC and the stockholders of the Affiliates was determined in such a manner that the ownership interests in ECC equaled the direct and indirect ownership interests in ECC LLC immediately prior to the exchange. Prior to the Exchange Transaction, ECC LLC and its Affiliates were considered to be under common control and, as such, the Exchange Transaction was accounted for in a manner similar to a pooling of interests.

                     ENTRAVISION COMMUNICATIONS CORPORATION

1. NATURE OF BUSINESS, REORGANIZATION AND SIGNIFICANT ACCOUNTING
  POLICIES (CONTINUED)
    ECC LLC membership units were exchanged into Class A or Class B shares of common stock of the Company at an exchange ratio of 17 shares of common stock per membership unit. As a result, for all periods prior to the Exchange Transaction, ECC LLC membership units have been reflected as shares of ECC common stock in these notes to financial statements.

    Additionally, effective with the Exchange Transaction, Univision exchanged its $120 million subordinated note (see Note 5) into 21,983,392 shares of ECC Class C common stock.

    INITIAL PUBLIC OFFERING

    On August 2, 2000, the Company completed an underwritten initial public offering (the "IPO") of 46,435,458 shares of its Class A common stock at a price of $16.50 per share. The Company also sold 6,464,542 shares of its Class A common stock directly to Univision at a price of $15.47 per share. The net proceeds to the Company, after deducting underwriting discounts and commissions, and offering expenses, were approximately $814 million.

    SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of ECC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    INVESTMENT IN NONCONSOLIDATED AFFILIATES

    The Company accounts for its investment in its less than majority-owned investees using the equity method under which the Company's share of the net income (loss) is recognized in the Company's statement of operations. Condensed financial information is not provided as these operations are not considered to be significant.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    The Company's operations are affected by numerous factors including changes in audience acceptance (i.e., ratings), priorities of advertisers, new laws and governmental regulations and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television, radio, publishing and outdoor advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company's operations. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the carrying value of long-lived and intangible assets and the fair value of the Company's common stock used to determine interest and compensation expense.

                     ENTRAVISION COMMUNICATIONS CORPORATION

1. NATURE OF BUSINESS, REORGANIZATION AND SIGNIFICANT ACCOUNTING
  POLICIES (CONTINUED)
    CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    INTEREST RATE CAP AGREEMENTS

    Interest rate cap agreements are principally used by the Company in the management of interest rate exposure. The differential to be paid or received is accrued as interest rates change and is recorded in the statement of operations.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation and amortization are provided using accelerated and straight-line methods over the following estimated useful lives:

                                                                    YEARS
                                                              -----------------
Buildings and land improvements.............................         39
Outdoor advertising displays................................         15
Transmission, studio and broadcast equipment................        5-15
Office and computer equipment...............................         5-7
Transportation equipment....................................          5
Leasehold improvements......................................    Lesser of the
                                                              life of the lease
                                                              or economic life
                                                                of the asset

    INTANGIBLE ASSETS

    Intangible assets consisting of the following items are amortized on a straight-line method over the following estimated useful lives:

                                                               YEARS
                                                              --------
FCC licenses................................................    15
Network affiliation agreements..............................    15
Goodwill....................................................    15
Time brokerage agreements...................................    15
Customer base...............................................    15
Other.......................................................   1-15

    Deferred debt costs related to the Company's credit facility are amortized using a method which approximates the effective interest method over the life of the related indebtedness. Favorable leasehold interests are amortized over the term of the underlying lease. Presold advertising contracts are amortized over the term of the underlying contracts.

                     ENTRAVISION COMMUNICATIONS CORPORATION

1. NATURE OF BUSINESS, REORGANIZATION AND SIGNIFICANT ACCOUNTING
  POLICIES (CONTINUED)
    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets and identified goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company may be required to recognize an impairment loss at that date. An impairment loss would be the amount, if any, by which the carrying value exceeds the fair value of the long-lived assets and identified goodwill.

Goodwill not identified with impaired assets is evaluated to determine whether events or circumstances warrant a write-down or revised estimates of useful lives. The Company determines impairment by comparing the carrying value of goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company may be required to recognize an impairment loss at that date. Impairment losses are measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the goodwill.

    To date, management has determined that no impairment of long-lived assets and goodwill exists.

    CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

    The Company routinely assesses the financial strength of its customers and, as a consequence, believes that their trade receivable credit risk exposure is limited. A valuation allowance is provided for known and anticipated credit losses. Credit losses for bad debts are provided for in the financial statements through a charge to the allowance, and aggregated $2.2 million, $0.8 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. During the years ended December 31, 2000, 1999 and 1998 the Company's allowance for doubtful accounts was increased through business acquisitions in the amounts of $6.3 million, $0 and $0.1 million respectively. The net charge off of bad debts aggregated $3.5 million, $0.6 million and $0.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    CASH AND CASH EQUIVALENTS

    The carrying amount approximates fair value because of the short maturity of those instruments.

                     ENTRAVISION COMMUNICATIONS CORPORATION

1. NATURE OF BUSINESS, REORGANIZATION AND SIGNIFICANT ACCOUNTING
  POLICIES (CONTINUED)
    LONG-TERM DEBT

    The carrying amount approximates the fair value of the Company's long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

    MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Mandatorily redeemable convertible preferred stock is stated at redemption value less the unamortized discount. The discount is accreted into the carrying value of the mandatorily redeemable preferred stock through the date at which the preferred stock is redeemable at the option of the holder with a charge to accumulated deficit using the effective-interest method.

    INCOME TAXES

    Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising expense totaled approximately $2.5 million, $0.9 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    REVENUE RECOGNITION

    Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Network compensation is recognized ratably over the period of the agreement. Publishing revenue is recognized as services are provided. Outdoor advertising revenue is recognized over the life of advertising contracts.

    LOCAL MARKETING AND TIME BROKERAGE AGREEMENTS

    The Company operates certain stations under local marketing agreements and time brokerage agreements whereby the Company sells and retains all advertising revenue. The broadcast station licensee retains responsibility for ultimate control of the station in accordance with all FCC rules and regulations. The Company pays a fixed fee to the station owner, as well as all expenses of the station, and performs other functions. The financial results of the local marketing and time brokerage agreements operated stations are included in the Company's statement of operations from the date of commencement of the respective agreement.

    TRADE TRANSACTIONS

    The Company exchanges broadcast time for certain merchandise and services. Trade revenue and the related receivables are recorded when spots air at the fair value of the goods or services received or time

                     ENTRAVISION COMMUNICATIONS CORPORATION

1. NATURE OF BUSINESS, REORGANIZATION AND SIGNIFICANT ACCOUNTING
  POLICIES (CONTINUED)
aired, whichever is more readily determinable. Trade expense and the related liability are recorded when the goods or services are used or received. Trade revenue and costs were approximately $6.5 million, $1.3 million and $0.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value of the common stock to be received at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

    EARNINGS PER SHARE

    The following table sets forth the calculation of the Company's loss per share:

                                                           FOR THE PERIOD FROM
                                                             AUGUST 2, 2000
                                                        THROUGH DECEMBER 31, 2000
                                                    ---------------------------------
                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Net loss..........................................             $     28,698
Accretion to preferred stock redemption value.....                    2,449
                                                               ------------
Net loss attributable to common stock.............             $     31,147
                                                               ============
Shares............................................              115,287,988
                                                               ============

    Basic earnings per share is computed as net income (loss) less accretion of the discount on Series A mandatorily redeemable preferred stock divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from shares issuable through stock options and convertible securities.

    For the period from August 2, 2000 through December 31, 2000, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on earnings per share. As of December 31, 2000, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive is as follows: 5,511,123 stock options, 549,293 unvested stock grants subject to repurchase and 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock.

    EARNINGS PER MEMBERSHIP UNIT

    Basic earnings per unit is computed as net income (loss) divided by the number of membership units outstanding as of the last day of each period. Diluted earnings per unit reflects the potential dilution that could occur from membership units through options and convertible securities.

                     ENTRAVISION COMMUNICATIONS CORPORATION

1. NATURE OF BUSINESS, REORGANIZATION AND SIGNIFICANT ACCOUNTING
  POLICIES (CONTINUED)
    For the years ended December 31, 1998 and 1999 and for the period from January 1, 2000 through August 2, 2000, the date of the Exchange Transaction, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on earnings per membership unit.

    The following table sets forth the calculation of loss per membership unit:

                                                         FOR THE PERIOD
                                                         FROM JANUARY 1,
                                                          2000 THROUGH
                                                         AUGUST 2, 2000    YEARS ENDED DECEMBER 31,
                                                         ---------------   -------------------------
                                                                              1999          1998
                                                                           -----------   -----------
Net loss...............................................    $   63,542      $   39,957    $    3,702
Less loss of member corporations.......................         2,886           3,547         3,566
                                                           ----------      ----------    ----------
Net loss applicable to L.L.C. members..................    $   60,656      $   36,410    $      136
                                                           ==========      ==========    ==========
L.L.C. membership units outstanding....................     1,953,924       1,903,951     1,907,731
                                                           ==========      ==========    ==========

    PRO FORMA INCOME TAX ADJUSTMENTS AND PRO FORMA EARNINGS PER SHARE

    The pro forma income tax information is included in these financial statements for all periods prior to the Exchange Transaction to show what the significant effects might have been on the historical statements of operations had the Company and its Affiliates not been treated as flow-through entities not subject to income taxes. The pro forma information reflects a benefit for income taxes at the assumed effective rate for the years ended December 31, 2000, 1999 and 1998.

    The weighted average number of shares of common stock outstanding during the years ended December 31, 2000, 1999 and 1998, used to compute pro forma basic and diluted net loss per share is based on the conversion ratio used to exchange ECC LLC membership units and member corporation shares for shares of ECC's common stock in the Exchange Transaction.

    COMPREHENSIVE INCOME

    For the years ended December 31, 2000, 1999 and 1998, the Company had no components of comprehensive income and, therefore, net income is equal to comprehensive income.

    NEW PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"), which is required to be adopted in all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted the Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not entered into any derivative contracts or hedging activities.

    In December 1999, the Securities and Exchange Commission (the "SEC") issued SAB No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. This accounting bulletin, as

                     ENTRAVISION COMMUNICATIONS CORPORATION

1. NATURE OF BUSINESS, REORGANIZATION AND SIGNIFICANT ACCOUNTING
  POLICIES (CONTINUED)
amended in March 2000, is effective beginning in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

    In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion
No. 25. Interpretation No. 44 clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Interpretation No. 44 did not have a material effect on the financial position or the results of operations of the Company, other than the stock options issued in connection with the Company's acquisition of Z-Spanish Media (as defined below).

2. BUSINESS ACQUISITION AND DISPOSITIONS

    ACQUISITIONS

    During the years ended December 31, 2000, 1999 and 1998, the Company made the following acquisitions, some of which were asset acquisitions and did not constitute a business. All business acquisitions have been accounted for as purchase business combinations with the operations of the businesses included subsequent to their acquisition dates. The allocation of the respective purchase prices is generally based upon management's estimates of the discounted future cash flows to be generated from the media properties for intangible assets, and replacement cost for tangible assets, and as it relates to certain 2000 acquisitions, reflects management's preliminary allocation of purchase price.

    LATIN COMMUNICATIONS GROUP INC.

    In April 2000, the Company acquired all of the outstanding capital stock of Latin Communications Group Inc. ("LCG") for approximately $256 million, plus the assumption of certain liabilities. LCG operated 17 radio stations located in California, Colorado, New Mexico and Washington D.C. and also owned and operated two Spanish-language publications. In connection with this acquisition, the Company issued a $90 million convertible subordinated note. The subordinated note contained two conversion rights, a voluntary option to the holder at any time after December 31, 2000 and the second automatically upon the effectiveness of the IPO and the Exchange Transaction. Effective with the Exchange Transaction, as discussed in Note 1, the subordinated note converted into 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock of ECC.

    In connection with the $90 million convertible subordinated note, the Company recorded non-cash interest expense of approximately $8.1 million during the year ended December 31, 2000. Upon conversion, the carrying value of the note, net of the unamortized beneficial conversion discount of $11.4 million, was recorded as Series A mandatorily redeemable convertible preferred stock (see
Note 11).

    Z-SPANISH MEDIA CORPORATION

    In August 2000, the Company acquired all of the outstanding capital stock of Z-Spanish Media Corporation ("Z-Spanish Media"). Z-Spanish Media owned 33 radio stations and an outdoor billboard

                     ENTRAVISION COMMUNICATIONS CORPORATION

2. BUSINESS ACQUISITION AND DISPOSITIONS (CONTINUED) business. The purchase price, as amended, consisted of approximately
$222 million in cash, 7,187,888 shares of newly-issued Class A common stock of the Company after the reorganization as discussed in Note 1, and the assumption of certain liabilities including approximately $110 million of outstanding debt and $2.4 million in connection with the December 2000 settlement with Hispanic Broadcasting Corporation to satisfy a contract dispute in a proposed exchange of certain radio stations between the parties. Furthermore, to comply with a preliminary Department of Justice inquiry, seven of Z-Spanish Media's radio stations were transferred to a trust. The beneficiaries of the trust are the former stockholders of Z-Spanish Media. The net proceeds from the sale of these stations will be remitted to the former stockholders of Z-Spanish Media.

    In connection with this acquisition, the Company issued approximately
1.5 million stock options to purchase its Class A common stock in exchange for Z-Spanish Media's previously outstanding stock options. In connection with these stock options, the Company also recorded as additional purchase price approximately $12.4 million for the excess of the estimated fair value over the intrinsic value of the unvested options. The Company will also recognize approximately $0.8 million as non-cash stock-based compensation over the remaining vesting period.

    Additionally, as part of this business combination, the Company has adopted a plan to restructure its radio division. In accordance with this plan, management recorded approximately $1.4 million relating to employee termination and exit costs of the acquired business. These amounts were recorded as a purchase accounting adjustment, resulting in an increase in goodwill and have been included in accrued expenses in the accompanying consolidated balance sheet. Management anticipates that substantially all of the termination and exit costs will be paid by December 31, 2001.

    CITICASTERS CO.

    In August 2000, the Company acquired the Federal Communications Commission ("FCC") licenses relating to the operations of radio stations KACD(FM) Santa Monica, California, and KBCD(FM) Newport Beach, California, from Citicasters Co., a subsidiary of Clear Channel Communications, Inc., for $85 million in cash.

    RADIO STATIONS KFRQ(FM), KKPS(FM), KVPA(FM) AND KVLY(FM)

    In September 2000, the Company acquired certain assets relating to the operations of radio stations KFRQ(FM), KKPS(FM), KVPA(FM) and KVLY(FM) from Sunburst Media, LP for $55 million in cash.

    INFINITY BROADCASTING CORPORATION

    In October 2000, the Company acquired approximately 1,200 outdoor display faces located in New York from Infinity Broadcasting Corporation for a total of approximately $168 million in cash.

    WUNI-TV

    In December 2000, the Company acquired certain assets of television station WUNI-TV in Boston, Massachusetts. The aggregate purchase price paid of $47.5 million consisted of $10 million in cash and a note payable in the amount of $37.5 million (see Note 5).

                     ENTRAVISION COMMUNICATIONS CORPORATION

2. BUSINESS ACQUISITION AND DISPOSITIONS (CONTINUED)
    OTHER

    Also during 2000, the Company acquired four additional television stations for an aggregate purchase price of $82.3 million and two radio stations for an aggregate purchase price of $14 million.

    The following is a summary of the purchase price allocation for all acquisitions during 2000 described above.

                                                       (IN MILLIONS OF DOLLARS)
Current and other assets.............................          $   25.8
Property and equipment...............................             128.3
Intangible assets....................................           1,164.0
Current and other liabilities........................             (25.8)
Deferred taxes.......................................            (123.3)
Notes payable........................................             (40.0)
Estimated fair value allocated to purchase option
  agreement..........................................              (3.5)
Issuance of common stock and exchange of stock
  options............................................            (131.0)
Less cash deposits from prior year...................              (8.5)
                                                               --------
Net cash paid........................................          $  986.0
                                                               ========

    During the year ended December 31, 1999, in several separate transactions, the Company acquired nine television stations for an aggregate purchase price of $67.2 million and seven radio stations for an aggregate purchase price of $4.8 million. The excess of cost over the fair value of net assets acquired relating to these acquisitions aggregated $63 million.

    During the year ended December 31, 1998, in several separate transactions, the Company acquired two television stations and entered into an agreement with an unrelated third party to form a new company to construct a television station in Odessa-Midland, Texas. The aggregate purchase price paid in connection with these acquisitions was $17.9 million. The excess of cost over the fair value of net assets acquired relating to these acquisitions aggregated $13.9 million. In connection with the Odessa-Midland station, construction commenced during 2000. It is anticipated that the construction will be completed during the second quarter of 2001.

    DISPOSITIONS

    In August 2000, the Company sold certain outdoor advertising display faces and related assets located in Joliet, Illinois for $1 million in cash. In December 2000, the Company sold all of its assets relating to radio station WACA-AM in Wheaton, Maryland for $2.5 million in cash. No income or loss was recognized as a result of these dispositions.

    PENDING TRANSACTIONS

    The Company has entered into an agreement to acquire the FCC license and permits to construct a television station. The Company has also agreed to acquire two radio stations. The aggregate purchase price to be paid in connection with these acquisitions is $33.6 million. In addition, one of the acquisition agreements calls for the Company to exchange two of its radio stations as part of the consideration to be paid in connection with one of the radio station acquisitions.

                     ENTRAVISION COMMUNICATIONS CORPORATION

2. BUSINESS ACQUISITION AND DISPOSITIONS (CONTINUED)
    Management intends to close on these transactions upon receiving FCC approval, which it anticipates receiving during 2001.

    PRO FORMA RESULTS (UNAUDITED)

    The following pro forma results of continuing operations assume the 2000 and 1999 acquisitions discussed above occurred on January 1, 1999. The unaudited pro forma results have been prepared using the historical financial statements of the Company and each acquired entity. The unaudited pro forma results give effect to certain adjustments including amortization of goodwill, depreciation of property and equipment, interest expense and the related tax effects as if the Company had been a tax paying entity since January 1, 1999.

                                                               DECEMBER 31
                                                     -------------------------------
                                                         2000               1999
                                                     ------------       ------------
                                                     (UNAUDITED)        (UNAUDITED)
                                                     (IN MILLIONS OF DOLLARS, EXCEPT
                                                             PER SHARE DATA)
Net revenue........................................    $ 195.9            $ 159.0
Net loss...........................................     (136.5)            (133.7)
Basic and diluted net loss per share...............    $ (2.05)           $ (2.21)

    The above pro forma financial information does not purport to be indicative of the results of operations had the 2000 and 1999 acquisitions actually taken place on January 1, 1999, nor is it intended to be a projection of future results or trends.

3. PROPERTY AND EQUIPMENT

    Property and equipment at December 31 consists of:

                                                           2000               1999
                                                         --------           --------
                                                          (IN MILLIONS OF DOLLARS)
Buildings..............................................   $  9.6             $ 5.3
Construction in progress...............................     13.2                --
Outdoor advertising displays...........................     83.9                --
Leasehold improvements and land improvements...........      3.5               1.9
Transmission studio and other broadcast equipment......     59.6              25.4
Office and computer equipment..........................      8.3               3.1
Transportation equipment...............................      2.0               1.0
                                                          ------             -----
                                                           180.1              36.7
Less accumulated depreciation and amortization.........     21.2              11.6
                                                          ------             -----
                                                           158.9              25.1
Land...................................................     10.4               2.1
                                                          ------             -----
                                                          $169.3             $27.2
                                                          ======             =====

                     ENTRAVISION COMMUNICATIONS CORPORATION

4. INTANGIBLE ASSETS

    At December 31, intangible assets consist of:

                                                        2000               1999
                                                      --------           --------
                                                       (IN MILLIONS OF DOLLARS)
FCC licenses........................................  $  603.7            $ 44.0
Network affiliation agreements......................      56.2              52.5
Goodwill............................................     558.2              47.6
Time brokerage agreement............................      46.8              19.5
Customer base.......................................      22.1                --
Other...............................................      43.0              15.4
                                                      --------            ------
                                                       1,330.0             179.0
Less accumulated amortization.......................      72.7              26.6
                                                      --------            ------
                                                      $1,257.3            $152.4
                                                      ========            ======

5. LONG-TERM DEBT AND NOTES PAYABLE

    Notes payable at December 31 are summarized as follows:

                                                          2000               1999
                                                        --------           --------
                                                         (IN MILLIONS OF DOLLARS)
Credit facility.......................................   $200.0             $142.9
Note payable for station acquisition, due in annual
  principal installments of $7.5 million through
  January 2006. The note is collateralized by a pledge
  of the ownership interest of Entravision 27, L.L.C.,
  a wholly owned subsidiary formed to effect this
  acquisition. Interest is payable quarterly at 8%
  through January 2003, 10% January 2003 through
  January 2004 and 12% thereafter. The note may be
  paid in cash or the Company's Class A common stock,
  at the sole discretion of the Company. The Company
  may prepay this note at any time with no penalty....     37.5                 --
Time brokerage contract payable, due in annual
  installments of $1 million bearing interest at LIBOR
  (6.5% at December 31, 1999) through June 2011.......     11.0               12.0
Subordinated note with interest at 7.01%..............       --               10.0
Other.................................................      6.5                2.4
                                                         ------             ------
                                                          255.0              167.3
Less current maturities...............................      2.5                1.4
                                                         ------             ------
                                                         $252.5             $165.9
                                                         ======             ======

    CREDIT FACILITY

    The Company has a credit facility in the amount of $600 million, of which $200 million was outstanding at December 31, 2000. The credit facility is secured by substantially all of the Company's

                     ENTRAVISION COMMUNICATIONS CORPORATION

5. LONG-TERM DEBT AND NOTES PAYABLE (CONTINUED) assets, as well as the pledge of the stock of several of the Company's subsidiaries, and consists of a $250 million revolving facility and a $150 million Term A loan, both bearing interest at LIBOR (6.5% at December 31, 2000) plus a margin ranging from 0.875% to 2.75% based on the Company's leverage, and a $200 million Term B loan bearing interest at LIBOR plus 3.25%. The revolving facility expires on December 31, 2007. If not used, the Term A loan commitment expires on July 31, 2001 and the Term B loan expires on December 31, 2008. Upon expiration of the Term A loan commitment, we will have a $150 million incremental loan facility with substantially the same terms, expiring on December 31, 2007. The line-of-credit facility contains scheduled quarterly reductions in the amount that is available ranging from $6.3 million to $18.8 million, commencing September 30, 2002. The Term A loan contains scheduled quarterly reductions in the amount that is available ranging from $1.9 million to $11.3 million, commencing on September 30, 2001. The Term B loan contains scheduled quarterly reductions in the amount that is available ranging from $0.5 million to $42.5 million, commencing September 30, 2001. In addition, the Company pays a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum and levied upon the unused portion of the amount available. All of the outstanding balance at December 31, 2000 was under the Term B loan.

    The credit facility also allows for an incremental loan facility of up to an additional $150 million under substantially the same terms, and expires in December 2007. There were no borrowings under the incremental loan facility at December 31, 2000.

    The credit facility also contains a mandatory prepayment clause in the event the Company should liquidate any assets if the proceeds are not utilized to acquire assets of the same type within one year, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets, or have excess cash flows.

    The credit facility contains certain financial covenants relating to maximum total debt ratio, total interest coverage ratio, a fixed charge coverage ratio and a ceiling on annual capital expenditures. The covenants become increasingly restrictive in the later years of the facility. The credit facility also contains restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and the sale of assets over a certain limit. Additionally, the Company is required to enter into interest rate agreements if its leverage exceeds certain limits as defined in the agreement.

    Aggregate maturities of long-term debt and notes payable as of December 31, 2000 are as follows:

YEARS ENDING DECEMBER 31,                                           AMOUNT
-------------------------                                  ------------------------
                                                           (IN MILLIONS OF DOLLARS)
2001.....................................................           $  2.5
2002.....................................................             10.9
2003.....................................................             10.8
2004.....................................................             10.8
2005.....................................................             10.9
Thereafter...............................................            209.1
                                                                    ------
                                                                    $255.0
                                                                    ======

                     ENTRAVISION COMMUNICATIONS CORPORATION

5. LONG-TERM DEBT AND NOTES PAYABLE (CONTINUED)
    SUBORDINATED NOTE

    On December 30, 1996, the Company issued a $10 million subordinated note to Univision. This note was subordinated to all senior debt. The note was due December 30, 2021 with interest at 7.01% per annum, for which Univision agreed to provide the Company with network compensation equal to the amount of annual interest due. Under a separate agreement, Univision had the option to exchange the note into Class A membership units of ECC LLC representing a 27.9% interest in the Company, at the holder's option at any time prior to maturity. During 1999 certain conditions restricting the exchange of the note were eliminated and, as such, the Company recorded non-cash interest expense of $2.5 million based on the estimated intrinsic value of the option feature at the date the note was entered into.

    On March 2, 2000, the note was amended and increased to $120 million, and the option exchange feature was increased from 27.9% to 40%, resulting in additional non-cash interest expense of $31.6 million during the quarter ended March 31, 2000 based on the estimated intrinsic value of the option feature. The intrinsic value of the exchange option feature was determined using an estimate by management based primarily on the estimated IPO price as the fair market value. On August 2, 2000, the note was exchanged for Class C common stock of the Company, as described in Note 1.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31 consist of:

                                                             2000               1999
                                                           --------           --------
                                                            (IN MILLIONS OF DOLLARS)
Accounts payable.........................................   $ 5.0               $2.4
Accrued payroll and compensated absences.................     7.0                1.1
Income taxes payable.....................................     3.0                0.3
Executive employment agreement and bonuses...............     2.2                1.1
Professional fees and transaction costs..................     5.1                0.8
Deferred revenue.........................................     2.0                 --
Other....................................................     6.0                1.8
                                                            -----               ----
                                                            $30.3               $7.5
                                                            =====               ====

7. INCOME TAXES

    Prior to the reorganization of the Company as described in Note 1, the combined organization included various taxpaying and non-taxpaying entities. Each of the entities filed separate federal and state tax returns. Deferred taxes were not provided for the difference between the book and tax basis of intangible assets, broadcast equipment, and furniture and fixtures for the non-taxpaying entities. As a result of the reorganization and Exchange Transaction, the Company recorded a net deferred tax liability with a corresponding charge to tax expense of approximately $10.5 million.

                     ENTRAVISION COMMUNICATIONS CORPORATION

7. INCOME TAXES (CONTINUED)
    The provision for income taxes for the years ended December 31 is as follows:

                                                            2000       1999       1998
                                                          --------   --------   --------
                                                             (IN MILLIONS OF DOLLARS)
Current:
  Federal...............................................   $  --      $ 0.2      $ 0.1
  State.................................................     1.2        0.1        0.2
  Deferred..............................................    (4.1)      (0.4)      (0.1)
                                                           -----      -----      -----
                                                           $(2.9)     $(0.1)     $ 0.2
                                                           =====      =====      =====

    The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the years ended December 31 due to the following:

                                                          2000       1999       1998
                                                        --------   --------   --------
                                                           (IN MILLIONS OF DOLLARS)
Computed "expected" tax (benefit).....................   $(32.3)    $(13.6)    $(1.2)
Change in income tax resulting from:
  State taxes, net of federal benefit.................     (3.2)      (1.4)     (0.2)
  Non-deductible expenses.............................     22.1       15.0       1.3
  Effect of change in tax status......................     10.5         --        --
  Other...............................................       --       (0.1)      0.3
                                                         ------     ------     -----
                                                         $ (2.9)    $ (0.1)    $ 0.2
                                                         ======     ======     =====

    The components of the deferred tax assets and liabilities at December 31 consist of the following:

                                                          2000               1999
                                                        --------           --------
                                                         (IN MILLIONS OF DOLLARS)
Deferred tax assets:
  Accrued expenses....................................  $   2.2             $  --
  Accounts receivable.................................      3.3                --
  Net operating loss carryforward.....................     12.8                --
  Stock-based compensation............................      0.3                --
                                                        -------             -----
                                                           18.6                --
                                                        -------             -----
Deferred tax liabilities:
  Intangible assets...................................   (125.1)             (1.8)
  Property and equipment..............................    (14.7)             (0.2)
                                                        -------             -----
                                                         (139.8)             (2.0)
                                                        -------             -----
                                                        $(121.2)            $(2.0)
                                                        =======             =====

                     ENTRAVISION COMMUNICATIONS CORPORATION

7. INCOME TAXES (CONTINUED)
    The deferred tax amounts have been classified in the accompanying balance sheets at December 31 as follows:

                                                          2000               1999
                                                        --------           --------
                                                         (IN MILLIONS OF DOLLARS)
Current assets........................................  $  11.2             $  --
Non-current liabilities...............................   (132.4)             (2.0)
                                                        -------             -----
                                                        $(121.2)            $(2.0)
                                                        =======             =====

    The Company has recorded deferred tax assets of $18.6 million, including the benefit of $30.4 million in net operating loss carryforwards which expire through 2020.

8. COMMITMENTS

    The Company has agreements with certain media research and rating providers, expiring at various dates through December 2005, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of $27.3 million in increasing annual amounts. The annual commitments range from $1.8 million to $7.1 million.

    OPERATING LEASES

    The Company leases facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through May 2009.

    The approximate future minimum lease payments under these operating leases at December 31, 2000 are as follows:

YEARS ENDING DECEMBER 31,                                           AMOUNT
-------------------------                                  ------------------------
                                                           (IN MILLIONS OF DOLLARS)
2001.....................................................           $ 6.1
2002.....................................................             5.3
2003.....................................................             4.6
2004.....................................................             3.8
2005.....................................................             3.4
Thereafter...............................................            17.8
                                                                    -----
                                                                    $41.0
                                                                    =====

    Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $9.4 million, $2.0 million and $1.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements (the "Agreements") with two executive officers, who are also stockholders and directors, through August 2005. The Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The Company accrued approximately $1.6 million, $1.1 million and $0.9 million of bonuses payable to these executives for the

                     ENTRAVISION COMMUNICATIONS CORPORATION

8. COMMITMENTS (CONTINUED)
years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Agreements provide for a continuation of each executive's annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Agreements.

    The Company also has an employment arrangement with its executive vice president which provides for an annual base salary and bonus. Additionally, in 1997 the employee was awarded 922,828 shares of Class A common stock in the Company, which vested through January 2000. The estimated fair value associated with this award of was approximately $27.7 million. The Company has recorded $26.3 million and $0.5 million of compensation expense in connection with this award for the years ended December 31, 1999 and 1998, respectively. This award originally provided for a repurchase option which has been eliminated. As such, the award was considered variable. Compensation expense for 1999 was determined using an estimate by management based primarily on the estimated IPO price.

    In January 1999, the Company entered into an employment agreement with a senior vice president which expires on January 4, 2002 and provides for an annual base salary and bonus to be paid to the employee. As part of this agreement, the Company originally granted an option to the employee to purchase Class A common stock. As amended in April 2000, the Company sold the employee 82,195 shares of restricted Class A common stock at $0.01 per share. The Company may repurchase the restricted shares at $0.01 per share. The number of shares subject to the Company's repurchase option is eliminated proportionately over three years from the original grant date. The intrinsic value of the original option at the grant date was determined by management using the estimated IPO price. In accordance with APB No. 25, the Company recorded $2.8 million in compensation expense during 1999 attributable to the original option grant which is reflected as non-cash stock-based compensation in the statement of operations. This amount approximates the total intrinsic value of the amended employee restricted Class A common stock purchase. Accordingly, no amounts have been recorded for non-cash stock-based compensation for this grant during the year ended December 31, 2000.

9. RELATED-PARTY TRANSACTIONS

    Related-party transactions not discussed elsewhere consist of the following:

    The Company has unsecured advances of $0.2 million payable to related parties which bear interest and are due on demand at December 31, 2000 and 1999.

    The Company has unsecured stock subscriptions due from officer/director/stockholders of the Company amounting to $0.6 million at December 31, 2000 and 1999. The advances are due on demand and have been recorded as a reduction of equity.

    In addition, the Company has unsecured advance receivables due on demand from related parties amounting to $0.3 million at December 31, 2000 and 1999. The Company also has notes receivable totaling $0.6 million from two officers which bear interest ranging from 6.02% to 9.75% and are due from August 2002 through October 2005.

    The Company utilizes the services of a law firm, a partner of which is a stockholder and director. Total legal fees incurred with this law firm aggregated approximately $3.6 million, $0.5 million and $0.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Approximately
$0.8 million of the fees for the year ended December 31, 2000 are included in amounts netted with the proceeds from the issuance of common stock as disclosed in the statements of stockholders' equity.

                     ENTRAVISION COMMUNICATIONS CORPORATION

10. 401(K) SAVINGS PLAN

    The Company has multiple 401(k) savings plans covering substantially all employees. The Company currently matches the amounts contributed by each participant up to the maximum amount allowable under the plans for its defined contribution plans. Additionally, the Company has a 401(k) savings plan which allows discretionary matching contributions. Employer matching contributions for the year ended December 31, 2000 and 1999 aggregated approximately $0.4 million and $0.1 million, respectively.

11. STOCKHOLDERS' EQUITY

    COMMON STOCK

    The First Restated Certificate of Incorporation of ECC authorizes both common and preferred stock. The common stock has three classes identified as A, B and C which have similar rights and privileges, except the Class B common stock provides ten votes per share as compared to one vote per share for all other classes of common stock. Univision, as the holder of all Class C common stock, is entitled to vote as a separate class to elect two directors, and has the right to vote as a separate class on certain material transactions. Class B and C common stock is convertible at the holder's option into one fully paid and nonassessable share of Class A common stock and is required to be converted into one share of Class A common stock upon certain events as defined in the First Restated Certificate of Incorporation.

    In April 2000, the Company granted an unrestricted stock award to an executive vice president and officer totaling 240,737 shares of Class A common stock. As a result of this grant the Company recorded a non-cash stock-based compensation charge of $3.4 million.

    In May 2000, the Company granted restricted stock awards to employees, directors and consultants totaling 494,496 Class A shares of common stock. As a result of these grants, the Company recorded a deferred non-cash stock-based compensation charge of $6.9 million that is being amortized over the three-year vesting period beginning in the second quarter of 2000. Approximately
$1.3 million of the deferred charge has been amortized during the year ended December 31, 2000.

    PREFERRED STOCK

    The Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001, in one or more series. The Company's Board of Directors (the "Board") is authorized to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series, as well as the qualifications, limitations or restrictions. As of December 31, 2000, the Company has designated 11 million shares as Series A mandatorily redeemable convertible preferred stock, of which 5,865,102 shares are outstanding.

    The Series A preferred stock is convertible into Class A common stock on a share-per-share basis at the option of the holder at any time and accrues dividends at 8.5% of the liquidation value ($8.47 per share) per annum, compounded annually and payable upon the liquidation of the Company or redemption. There were $1.7 million of dividends in arrears at December 31, 2000. All accrued and unpaid dividends are to be waived and forgiven upon the conversion of the Series A preferred stock into Class A common stock. The Series A preferred stock is subject to redemption at face value plus accrued dividends at the option of the holder at any time after April 2006, and must be redeemed in full in April 2010. The Company also has the right to redeem the Series A preferred stock at its option at any time one year after its issuance, provided that the trading price of the Class A common stock equals or exceeds 130% of the IPO price of the Class A common stock for 15 consecutive trading days immediately before such

                     ENTRAVISION COMMUNICATIONS CORPORATION

11. STOCKHOLDERS' EQUITY (CONTINUED)
redemption. The Series A redemption price per share is equal to the sum of the original issue price per share ($15.35) plus accrued and unpaid dividends. The aggregate Series A redemption price at December 31, 2000 was $91.7 million.

    The Company is recording a periodic charge to accumulated deficit to accrete the Series A preferred stock up to its redemption value. During the year ended December 31, 2000, the Company recorded a $2.4 million accretion charge.

12. 2000 OMNIBUS EQUITY INCENTIVE PLAN

    In June 2000, the Company adopted a 2000 Omnibus Equity Incentive Plan that allows for the award of up to 11,500,000 shares of Class A common stock. Awards under the plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or stock units. The Plan is administered by a committee which is appointed by the Board. This committee determines the type, number, vesting requirements and other features and conditions of such awards.

    The Company issued a total of 5,583,876 stock options in 2000 to various employees and non-employee directors of the Company under its 2000 Omnibus Equity Incentive Plan. Included in the total are 1,494,161 stock options which were granted in exchange for stock options of Z-Spanish Media as a result of the business acquisition as described in Note 2.

    The following is a summary of stock options outstanding and exercisable for the year ended December 31, 2000:

                                                                  WEIGHTED AVERAGE
                                                       OPTIONS     EXERCISE PRICE
                                                       --------   ----------------
                                                        (IN THOUSANDS, EXCEPT PER
                                                               SHARE DATA)
Number of shares under stock options:
  Outstanding at beginning of year...................      --          $   --
  Granted............................................   5,584           14.31
  Exercised..........................................      --              --
  Forfeited..........................................      73           12.78
                                                        -----
  Outstanding at end of year.........................   5,511           14.33
                                                        =====
  Available to grant at end of year..................   5,989
                                                        =====
  Exercisable at end of year.........................   1,456
                                                        =====

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                               OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                              -----------------------------------------------------       -----------------------------
                                                 WEIGHTED               WEIGHTED                            WEIGHTED
                                             AVERAGE REMAINING          AVERAGE                             AVERAGE
      PRICE RANGE              NUMBER        CONTRACTUAL LIFE        EXERCISE PRICE        NUMBER        EXERCISE PRICE
      -----------             --------       -----------------       --------------       --------       --------------
$16.50      ...........        4,055                10                   $16.50               --             $   --
$10.03--13.37..........          396                 8                    11.28              396              11.28
$ 6.69--9.03...........        1,060                 4                     7.15            1,060               7.15
                               -----                                                       -----
                               5,511                 8                    14.33            1,456               8.44
                               =====                                                       =====

                     ENTRAVISION COMMUNICATIONS CORPORATION

12. 2000 OMNIBUS EQUITY INCENTIVE PLAN (CONTINUED)
    The Company's fair value calculation for the Z-Spanish Media acquisition exchange options was made using the Black-Scholes option-pricing model with the following assumptions: expected life of one year; volatility of 50%; risk-free interest rate of 5.89% and no dividends during the expected life. The fair value of these options was recorded as additional purchase price in the business acquisition and is not included in the pro forma compensation expense below.

    During 2000, the Company recognized $0.7 million of non-cash stock-based compensation expense relating to the intrinsic value of the unvested options exchanged in the Z-Spanish Media acquisition.

    SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value.

    The Company's fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions: expected life of six years; volatility of 50%; risk-free interest rate of 6.07% and no dividends during the expected life. The weighted average fair value of options granted during the year December 31, 2000 was approximately $9.

    Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company's net loss would have increased the pro forma amounts for the year ended December 31, 2000 as follows:

Net loss applicable to common stockholders
  As reported...............................................  $(94,689)
                                                              ========
  Pro forma.................................................  $(97,231)
                                                              ========

Net loss per share applicable to common stockholders, basic
  and diluted
  As reported...............................................  $  (0.27)
                                                              ========
  Pro forma.................................................  $  (0.29)
                                                              ========

13. LITIGATION AND SUBSEQUENT EVENT

    The Company was a defendant to a lawsuit filed in the Superior Court of the District of Columbia by First Millennium Communications, Inc. to resolve certain contract disputes arising out of a terminated brokerage-type arrangement. The litigation primarily concerns the payment of a brokerage fee alleged to be due in connection with the acquisition of television station WBSV in Sarasota, Florida for $17.0 million, after taking into account certain additional capital expenditures, losses, interest expense and management fees. The parties have reached a confidential settlement and the lawsuit was dismissed with prejudice by court order. The settlement provides that the parties will resolve the dispute with respect to television station WBSV pursuant to binding arbitration.

    No accrual has been recorded in the accompanying consolidated financial statements beyond the amount management believes is the remaining contractual obligation of $250,000 because the ultimate liability in excess of the amount recorded, if any, cannot be reasonably estimated. Management does not

                     ENTRAVISION COMMUNICATIONS CORPORATION

13. LITIGATION AND SUBSEQUENT EVENT (CONTINUED) believe that the resolution of this litigation is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

    On July 20, 2000, Telemundo Network Group LLC, Telemundo Network, Inc. and Council Tree Communications, L.L.C. (collectively, "Telemundo") filed an action against the Company and certain of its Affiliates relating to the Company's investment in XHAS-TV, Channel 33 in Tijuana, Mexico. On February 2, 2001, Telemundo and the Company reached a settlement relating to this investment. The actions previously filed were dismissed with prejudice without either party compensating the other. Additionally, the Company granted Telemundo an option to purchase the Company's ownership interest in television station KTLD-LP at a purchase price equal to the Company's cost for such interest.

14. SEGMENT DATA

    During 1999 and 1998, management had determined that the Company had only one reportable segment. Upon the completion of the business and asset acquisitions during 2000, management has determined that the Company currently operates in four reportable segments based upon the type of advertising medium which consists of television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. As a result of the redetermination of reportable segments in 2000, the 1999 and 1998 financial information has been retroactively restated to correspond to the current composition of reportable segments. Information about each of the operating segments follows:

    TELEVISION BROADCASTING

    The Company operates 34 television stations primarily in the Southwestern United States and consisting primarily of Univision affiliates.

    RADIO BROADCASTING

    The Company operates 56 radio stations (39 FM and 17 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

    OUTDOOR ADVERTISING

    The Company's outdoor advertising segment owns approximately 11,200 billboards in Los Angeles and New York.

    NEWSPAPER PUBLISHING (PRINT)

    The Company's newspaper publishing operations consist of a publication in New York.

    Separate financial data for each of the Company's operating segments is provided below. Segment operating loss is defined as operating loss before corporate expenses and non-cash stock-based compensation. There have been no significant sources of revenue generated outside the United States during the

                     ENTRAVISION COMMUNICATIONS CORPORATION

14. SEGMENT DATA (CONTINUED)

years ended December 31, 2000, 1999 and 1998. Additionally there are no significant assets held outside the United States. The Company evaluates the performance of its operating segments based on the following:

                                                               TWELVE MONTHS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2000         1999        1998
                                                              -----------   ---------   ---------
                                                                   (IN THOUSANDS OF DOLLARS)
Net revenue:
  TV........................................................  $   82,417    $ 56,846    $ 43,752
  Radio.....................................................      43,338       2,153       1,068
  Outdoor...................................................      13,096          --          --
  Publishing................................................      15,170          --          --
                                                              ----------    --------    --------
    Consolidated............................................     154,021      58,999      44,820
                                                              ----------    --------    --------
Direct expenses:
  TV........................................................      34,290      23,165      15,067
  Radio.....................................................      10,991       1,276         727
  Outdoor...................................................       5,494          --          --
  Publishing................................................       8,212          --          --
                                                              ----------    --------    --------
    Consolidated............................................      58,987      24,441      15,794
                                                              ----------    --------    --------
Selling, general and administrative expenses
  TV........................................................      15,642      11,093       8,590
  Radio.....................................................      16,767         518         287
  Outdoor...................................................       1,544          --          --
  Publishing................................................       4,647          --          --
                                                              ----------    --------    --------
    Consolidated............................................      38,600      11,611       8,877
                                                              ----------    --------    --------
Depreciation and amortization
  TV........................................................      20,064      15,277      10,570
  Radio.....................................................      41,537         705         364
  Outdoor...................................................       5,984          --          --
  Publishing................................................       1,653          --          --
                                                              ----------    --------    --------
    Consolidated............................................      69,238      15,982      10,934
                                                              ----------    --------    --------
Segment operating profit (loss):
  TV........................................................      12,421       7,311       9,525
  Radio.....................................................     (25,957)       (346)       (310)
  Outdoor...................................................          74          --          --
  Publishing................................................         658          --          --
                                                              ----------    --------    --------
    Consolidated............................................     (12,804)      6,965       9,215
Corporate expenses..........................................      12,741       5,809       3,963
Non-cash stock-based compensation...........................       5,822      29,143         500
                                                              ----------    --------    --------
Operating profit (loss).....................................  $  (31,367)   $(27,987)   $  4,752
                                                              ==========    ========    ========
Total assets
  TV........................................................  $  401,075    $199,360    $127,630
  Radio.....................................................     856,038       5,657       3,661
  Outdoor...................................................     293,887          --          --
  Publishing................................................       9,493          --          --
                                                              ----------    --------    --------
    Consolidated............................................  $1,560,493    $205,017    $131,291
                                                              ==========    ========    ========
Capital expenditures
  TV........................................................  $   15,749    $ 12,825    $  3,094
  Radio.....................................................       7,700          --          --
  Outdoor...................................................         164          --          --
  Publishing................................................          62          --          --
                                                              ----------    --------    --------
    Consolidated............................................  $   23,675    $ 12,825    $  3,094
                                                              ==========    ========    ========

                     ENTRAVISION COMMUNICATIONS CORPORATION

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                             --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 2000:
  Net revenue..............................  $ 17,264   $ 35,660   $ 45,049   $ 56,048   $154,021
  Net loss.................................   (36,584)   (17,427)   (25,212)   (13,017)   (92,240)
  Net loss applicable to common
    stockholders...........................        --         --    (16,581)   (14,566)   (31,147)
  Net loss per share, basic and diluted....        --         --      (0.14)     (0.13)     (0.27)
  Proforma net loss........................   (34,813)   (14,586)   (14,598)   (22,339)   (86,336)
  Proforma net loss per share, basic and
    diluted................................     (1.08)     (0.45)     (0.30)     (0.21)     (1.34)

Year ended December 31, 1999:
  Net revenue..............................  $ 11,729   $ 14,486   $ 15,736   $ 17,048   $ 58,999
  Net loss.................................    (9,313)    (9,142)   (11,180)   (10,322)   (39,957)
  Proforma net loss........................    (8,765)    (8,525)   (10,875)    (9,414)   (37,579)
  Proforma net loss per share, basic and
    diluted................................     (0.27)     (0.26)     (0.34)     (0.29)     (1.16)

    Certain adjustments were recorded in the fourth quarter of 2000 for changes from preliminary allocations of purchase price for certain purchase business combinations.