Form 10-Q
period 2001-03-31
UNIVISION COMMUNICATIONS INC
filed 2001-05-14
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State of Incorporation)	No. 95-4398884 (I.R.S. Employer Identification)

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

    There were 138,007,387 shares of Class A Common Stock, 38,962,090 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of April 12, 2001.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

INDEX

Page
Part I—Financial Information:
Financial Introduction	2
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000	3
Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2001 and 2000	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2001 and 2000	5
Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Part II—Other Information:
Item 6. Exhibits and Reports on form 8-K	14

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Financial Introduction

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for December 31, 2000.

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash	$26,993	$54,528
Accounts receivable, net	137,992	149,437
Program rights	22,081	22,249
Prepaid expenses and other assets	17,430	23,658

Total current assets	204,496	249,872
Property and equipment, net	254,070	247,233
Intangible assets, net	502,874	512,544
Deferred financing costs, net	4,839	4,686
Deferred income taxes, net	7,482	7,782
Program rights, less current portion	15,899	19,023
Investment in unconsolidated subsidiaries	393,079	400,488
Other assets	14,481	6,677

Total assets	$1,397,220	$1,448,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$84,792	$106,418
Income taxes	8,727	23,021
Accrued interest	751	908
Accrued license fee	11,709	12,557
Obligations for program rights	867	1,088
Current portion of long-term debt and capital lease obligations	232,846	218,969

Total current liabilities	339,692	362,961
Long-term debt including accrued interest, less current portion	251,946	298,289
Capital lease obligations, less current portion	79,175	79,400
Other long-term liabilities	6,794	6,323

Total liabilities	677,607	746,973
Redeemable convertible 6% preferred stock, $.01 par value, with a conversion price of $8.171875 to Class A Common Stock (Zero shares and 6,000 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively)	—	6,060
Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; zero shares issued and outstanding)	—	—
Common stock, $.01 par value (492,000,000 shares authorized; 208,399,675 and 207,081,700 shares issued including shares in treasury, at March 31, 2001 and December 31, 2000, respectively)	2,084	2,071
Paid-in-capital	514,618	496,227
Retained earnings	225,104	219,167

	741,806	717,465
Less common stock held in treasury (1,017,180 shares at cost at March 31, 2001 and December 31, 2000)	(22,193)	(22,193)

Total stockholders' equity	719,613	695,272

Total liabilities and stockholders' equity	$1,397,220	$1,448,305

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31,

(In thousands, except share and per-share data)

(Unaudited)

	2001	2000
Net revenues	$194,865	$181,543
Direct operating expenses	89,415	67,452
Selling, general and administrative expenses	57,672	50,991
Depreciation and amortization	17,972	15,748

Operating income	29,806	47,352
Interest expense, net	9,943	6,317
Amortization of deferred financing costs	338	346
Equity loss in unconsolidated subsidiaries	7,747	—

Income before taxes	11,778	40,689
Provision for income taxes	5,771	19,887

Net income	6,007	20,802
Preferred stock dividends	(70)	(135)

Net income available to common stockholders	$5,937	$20,667

Basic Earnings Per Share
Net income per share available to common stockholders	$0.03	$0.10

Weighted average common shares outstanding	206,418,436	203,925,515

Diluted Earnings Per Share
Net income per share available to common stockholders	$0.03	$0.09

Weighted average common shares outstanding	239,232,736	238,787,768

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Dollars in thousands)

(Unaudited)

	2001	2000
Net income	$6,007	$20,802
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	8,302	6,066
Loss on sale of fixed assets	9	3
Equity loss in unconsolidated subsidiaries	7,747	—
Amortization of intangible assets and deferred financing costs	10,008	10,028
Changes in assets and liabilities:
Accounts receivable	11,239	27,966
Intangible assets	—	(30)
Deferred income taxes	300	1,115
License fees payable	28,822	26,294
Payment of license fees	(29,670)	(26,727)
Program rights	3,292	(333)
Prepaid expenses and other assets	(1,576)	(1,286)
Accounts payable and accrued liabilities	(21,626)	(6,791)
Income taxes	(14,294)	(1,587)
Income tax benefit from options exercised	6,447	20,536
Accrued interest	2,250	2,406
Obligations for program rights	(221)	(395)
Other, net	104	(94)

Net cash provided by operating activities	17,140	77,973

Cash flow from investing activities:
Capital expenditures	(14,379)	(12,802)
Investment in unconsolidated subsidiaries	(132)	(110,000)
Proceeds from sale of fixed assets	—	6

Net cash used in investing activities	(14,511)	(122,796)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	55,000	60,000
Repayment of long-term debt	(90,500)	(8,762)
Exercise of options	5,957	7,385
Preferred stock dividends paid	(130)	(135)
Increase in deferred financing costs	(491)	(20)

Net cash (used in) provided by financing activities	(30,164)	58,468

Net (decrease) increase in cash	(27,535)	13,645
Cash beginning of year	54,528	22,558

Cash end of period	$26,993	$36,203

Supplemental disclosure of cash flow information:
Interest paid during the period	$7,808	$4,163

Income taxes paid (refunded)	$13,617	$(38)

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2001

(Unaudited)

1.  Organization of the Company

    The operations of Univision Communications Inc. and its wholly owned subsidiaries (the "Company"), the leading Spanish-language television broadcast company in the United States, include Univision Network (the "Network"), the most-watched Spanish-language television network in the United States; Univision Television Group ("UTG"), which owns and operates 12 full-power and 7 low-power television stations (the "O&Os"), including full-power stations in 11 of the top 15 U.S. Hispanic markets; Galavisión, the country's leading Spanish-language cable network; and Univision Online, Inc. ("Univision Online"), which operates the Company's Internet portal, Univision.com. The Company's signal covers 92 percent of all U.S. Hispanic households through the O&Os, the Network's affiliates (12 full-power and 21 low-power stations with which the Company has affiliation agreements) ("Affiliated Stations") and cable affiliates.

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

2.  Options & Treasury Stock

    During the three months ended March 31, 2001, options were exercised for 583,750 shares of Class A Common Stock, resulting in an increase to Common Stock of $5,838 and an increase to Paid-in-capital of $12,398,000, which included a tax benefit associated with the transactions of $6,447,000. During the three months ended March 31, 2001, 6,000 redeemable convertible 6% preferred stock shares were redeemed and converted into a total of 734,225 shares of Class A Common Stock, resulting in an increase to Common Stock of approximately $7,342 and to Paid-in-capital of $5,993,000.

3.  Earnings Per Share

    The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards ("SFAS") No. 128 ("Earnings Per Share"):

(Dollars in thousands, except for share and per-share data):

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$6,007			$20,802
Less preferred stock dividends	(70)			(135)

Basic Earnings Per Share
Net income per share available to common stockholders	5,937	206,418,436	$0.03	20,667	203,925,515	$0.10

Effect of Dilutive Securities
Warrants	—	27,417,776		—	27,422,660
Options	—	4,817,302		—	6,338,255
Convertible Preferred Stock	70	579,222		135	1,101,338

Diluted Earnings Per Share
Net income per share available to common stockholders	$6,007	239,232,736	$0.03	$20,802	238,787,768	$0.09

4.  Business Segments

   The Company's principal business segment is broadcasting, which includes the operations of the Company's Network, O&Os and Galavisión. Beginning in the third quarter of 1999, the Company began allocating resources to Univision Online, which launched its Internet portal during the third quarter of 2000. The Company manages its broadcast business and Internet business separately based on the fundamental differences in their operations. The Company was not required to report segment information in 2000 since its Internet business did not meet certain quantitative threshold tests of SFAS No. 131. Presented below is segment information pertaining to the Company's broadcasting and Internet business.

(In thousands)

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
	Broadcasting	Internet	Total	Broadcasting	Internet	Total
Net revenues	$194,177	$688	$194,865	$181,543	$—	$181,543
Direct operating expenses	82,599	6,816	89,415	66,259	1,193	67,452
Selling, general and administrative expenses	52,875	4,797	57,672	49,058	1,933	50,991
Depreciation and amortization	16,606	1,366	17,972	15,710	38	15,748

Operating income (loss)	42,097	(12,291)	29,806	50,516	(3,164)	47,352

Capital expenditures	$12,268	$2,111	$14,379	$8,177	$4,625	$12,802

Total assets	$1,379,141	$18,079	$1,397,220	$1,059,589	$7,794	$1,067,383

5.  Subsequent Events

   On April 18, 2001, the Company announced that it will enter the music recording and publishing businesses through the creation of the Univision Music Group ("Univision Music"). The new Univision division will be led by music industry veteran, José Behar, and will be headquartered in Los Angeles. Univision also reached an agreement to acquire a 50% interest in Monterrey, Mexico-based Disa Records, S.A. de C.V., the second largest independent Spanish-language record label in the world, from the Chavez family. The Chavez family will maintain a 50% ownership in Disa Records and will continue to manage the business. The terms of the transaction have not been finalized.

    The Company also announced that it entered into an exclusive distribution agreement with Universal Music Group, a unit of Vivendi Universal, in the United States and Puerto Rico, and an exclusive licensing agreement with Universal outside the United States and Puerto Rico. Disa Records has also reached a distribution agreement with Universal in the United States and Puerto Rico. In Mexico, Disa Records will continue to function as a fully integrated record label.

Part I, Item 2

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Form 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

    The major assets of Univision Communications Inc. and its wholly owned subsidiaries (the "Company") are the Company's investments in Univision Television Group ("UTG") and Univision Network (the "Network"), from which substantially all of the Company's revenues are derived. UTG's net revenues are derived from the owned-and-operated stations (the "O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. The Network's net revenues include gross advertising revenues generated from the sale of Network advertising, net of agency commissions and station compensation to the Network's affiliates (12 full-power and 21 low-power stations with which the Company has affiliation agreements), as well as subscriber fees. Also included in net revenues are Galavisión's gross advertising revenues, net of agency commissions, Galavisión's subscriber fee revenues, net revenues of Univision Online, Inc. ("Univision Online") and miscellaneous revenues.

    Direct operating expenses consist of programming, news and general operating costs.

    "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization, and non-recurring charges and is the sum of operating income plus depreciation and amortization. The Company has included EBITDA data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a Company's ability to service debt. EBITDA is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Corporate charges are corporate costs that would be duplicated and therefore eliminated if the Company were acquired by another broadcasting company.

Three Months Ended March 31, 2001 ("2001"), Compared to Three Months Ended March 31, 2000 ("2000")

    Revenues.  Net revenues were $194,865,000 in 2001 compared to $181,543,000 in 2000, an increase of $13,322,000 or 7.3%. The Network accounted for $13,611,000 or 102.2% of the increase, Galavisión and Univision Online accounted for $1,442,000 or 10.8% and $688,000 or 5.2%, respectively, of the increase, while the O&Os accounted for a decrease in net revenues of $2,419,000 or 18.2%. The Company's core television revenue was $194,177,000 in 2001 compared to $181,543,000 in 2000, an increase of $12,634,000 or 7.0%. The Network's increase is due primarily to an increase of approximately 26% in the average price of advertising spots offset by a decrease in volume of approximately 11%. The decrease at the O&Os is due primarily to a decrease of approximately 6% in the price for advertising spots offset by an increase of 4% in the number of spots sold. The O&Os decrease in revenues was attributable primarily to the Los Angeles and Miami stations offset in part by increases in revenues from the Dallas, Houston, San Antonio, Fresno, and Phoenix stations.

    Expenses.  Direct operating expenses, which include corporate charges of $79,000 and $93,000 in 2001 and 2000, respectively, increased to $89,415,000 in 2001 from $67,452,000 in 2000, an increase of $21,963,000 or 32.6%. License fees paid or payable, under the Company's program license agreements, to Televisa and Venevision increased by $2,564,000 as a result of higher net revenues. In 2001, as part of its cost reduction initiative, the Company took a programming charge of $3,635,000 from the cancellation of the shows A Millón, Estamos Unidos and El Gran Blablazo. Prior to their cancellation, A Millón and Estamos Unidos increased programming costs by $872,000 and $1,251,000, respectively. The increase in all other programming costs associated with entertainment programs and movies was $2,204,000. The increases in programming costs were offset by $1,312,000 related to the elimination of the show A Que No Te Atreves during 2000. Sports-related programming costs increased by $5,096,000, which included $2,949,000 related to Mexican League Soccer and a charge of $1,684,000 related to our cost reduction initiative, in part, from the cancellation of a proposed sports program. News costs increased by $1,402,000, which includes $1,327,000 related to both increased airings of the show Aquí y Ahora and cost increases due to the addition of early morning news at the Los Angeles station, morning news at the New York and Miami stations and weekend news at the Dallas, San Francisco, Chicago and San Antonio stations. Technical costs increased by $628,000 due in part to the support required for increased news programming and costs related to the production of shows. The increase in Internet costs in direct operating expenses was $5,623,000. As a percentage of net revenues, direct operating expenses increased from 37.2% in 2000 to 45.9% in 2001.

    Selling, general and administrative expenses, which include corporate charges of $2,897,000 and $3,195,000 in 2001 and 2000, respectively, increased to $57,672,000 in 2001 from $50,991,000 in 2000, an increase of $6,681,000 or 13.1%. The increase is due in part to a charge of $6,573,000 as a cost reduction initiative related to severance costs, layoffs and other, an increase in selling costs of $957,000 resulting from higher sales, an increase in employee benefit costs of $268,000 and an increase in Internet costs of $2,864,000. These increases were partially offset by a decrease in compensation costs of $3,755,000 and in 2000 costs related to the Company's national advertising campaign of $989,000. As a percentage of net revenues, selling, general and administrative expenses increased from 28.1% in 2000 to 29.6% in 2001.

    Depreciation and Amortization.  Depreciation and amortization increased to $17,972,000 in 2001 from $15,748,000 in 2000, an increase of $2,224,000 or 14.1%. The increase is due primarily to an increase in depreciation related to increased capital expenditures that was partially offset by a decrease in goodwill amortization.

    Operating Income.  As a result of the above factors, operating income decreased to $29,806,000 in 2001 from $47,352,000 in 2000, a decrease of $17,546,000 or 37.1%. As a percentage of net revenues, operating income decreased from 26.1% in 2000 to 15.3% in 2001.

    Interest Expense, net.  Interest expense increased to $9,943,000 in 2001 from $6,317,000 in 2000, an increase of $3,626,000 or 57.4%. The increase is due primarily to increased bank borrowings associated with the Company's increased investment in Entravision Communications Corporation during the latter part of 2000.

    Provision for Income Taxes.  In 2001, the Company reported an income tax provision of $5,771,000, representing $5,471,000 of current tax expense and $300,000 of deferred tax expense. In 2000, the Company reported an income tax provision of $19,887,000, representing $18,472,000 of current tax expense and $1,415,000 of deferred tax expense. The total effective tax rate was 49.0% in 2001 and 48.9% in 2000.

    Net Income.  As a result of the above factors, net income in 2001 was $6,007,000 compared to $20,802,000 in 2000, a decrease of $14,795,000 or 71.1%. On a comparable basis, excluding Internet costs of $1,892,000 in 2000 and Internet costs of $7,517,000, the equity losses in unconsolidated subsidiaries of $4,609,000 and the cost reduction initiative charge of $7,075,000 in 2001 (all net of tax), net income increased by $2,514,000 or 11.1% to $25,208,000 in 2001 from $22,694,000 in 2000. As a percentage of net revenues, net income decreased from 11.5% in 2000 to 3.1% in 2001. On a comparable basis, as a percentage of net revenues, net income increased from 12.5% in 2000 to 13.0% in 2001.

    Corporate Charges.  Corporate charges decreased to $2,976,000 in 2001 from $3,288,000 in 2000, a decrease of $312,000 or 9.5%. The decrease is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 1.8% in 2000 to 1.5% in 2001.

    EBITDA.  EBITDA decreased to $47,778,000 in 2001 from $63,100,000 in 2000, a decrease of $15,322,000 or 24.3%. As a percentage of net revenues, EBITDA decreased from 34.8% in 2000 to 24.5% in 2001.

    On a comparable basis, excluding Internet net costs of $10,925,000 and the cost reduction initiative charge of $11,892,000 in 2001 and Internet net costs of $3,126,000 in 2000, EBITDA increased by $4,369,000 or 6.6% to $70,595,000 in 2001 from $66,226,000 in 2000. As a percentage of net revenues, EBITDA, on a comparable basis, decreased from 36.5% in 2000 to 36.4% in 2001.

Liquidity and Capital Resources

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures totaled $14,379,000 for the three months ended March 31, 2001. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital improvements and replacing several towers and antennas, the Company is also in the process of completing upgrades to its management information systems infrastructure and the build-out of its television station facilities in Los Angeles, Phoenix and Bakersfield. In 2001, the Company plans to spend a total of approximately $135,000,000, consisting of $60,000,000 on the build-out of its television station facilities in Los Angeles, Phoenix and Bakersfield, $12,000,000 on its Internet business, $15,000,000 on digital technology and approximately $48,000,000 on normal capital improvements, Network facilities expansion and management information systems. The Company expects to fund its capital expenditure requirements primarily from its operating cash flow and, if necessary, from proceeds available under its various bank facilities.

    The Company has a bank facility with a syndicate of commercial banks and other lenders that consists of a $143,150,000 amortizing term loan (the "Term Facility") with a final maturity of December 31, 2003, and a $175,000,000 reducing revolving credit facility (the "Revolving Credit Facility") maturing on the same date. At March 31, 2001, the Company had $158,750,000 outstanding under its Revolving Credit Facility.

    On October 13, 2000, the Company entered into a temporary credit facility for $100,000,000 with BNP Paribas and Chase Manhattan Bank that expires on October 12, 2001. The Company entered into the temporary credit facility to expand its existing credit facility in order to borrow for general business purposes. Under the terms of the new facility, the applicable interest rate margin on Eurodollar (Libor) loans is 1.50% per annum. At March 31, 2001, the Company had $100,000,000 outstanding under this new facility. The Company is currently negotiating a new credit facility with a consortium of banks to expand and replace its existing and temporary credit facilities. The Company expects to finalize the new credit agreement during the second quarter of 2001.

    The Term Facility amortizes quarterly. In the first quarter of 2001, the Company made its required payment of $13,750,000 and will make the same payment for each remaining quarter of 2001 until the Company makes the "excess cash flow" payment explained below or the Company enters into a new credit facility. In 2001, the Company will be required to make a $63,000,000 prepayment against its Term Facility as a result of its annual "excess cash flow" calculation based on its 2000 operating results. The Company has obtained a waiver from its lenders to postpone the $63,000,000 "excess cash flow" payment that would normally be due in the first quarter of 2001, until June 29, 2001, while the

Company negotiates its new credit facility. The Revolving Credit Facility has scheduled reductions in availability of $5,000,000 per quarter during 2001. If the Company does not enter into a new credit facility, it anticipates that it would be able to raise the necessary funds from operations or from the issuance of equity or debt in the public or private markets.

    Loans made under the bank facility bear interest, which includes interest rate margin costs, determined by reference to the ratio of the Company's total indebtedness to EBITDA for the four fiscal quarters most recently concluded (the "Leverage Ratio"). The interest rate margins applicable to the Eurodollar loans range from 0.35% to 1.00% per annum. There are no interest rate margins applicable to prime rate loans. At March 31, 2001, the interest rate applicable to the Company's Eurodollar loans was approximately 5.50%, which includes an interest rate margin cost of 0.35%, and the interest rate applicable to all prime rate loans was 8.00%.

    The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's Eurodollar loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its Eurodollar loans at March 31, 2001, a change of 10% in interest rates would have an impact of approximately $2,250,000 on pre-tax earnings and pre-tax cash flows over a one-year period.

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

    As a result of net operating loss carryforwards, tax consequences of the reorganization of the Company in 1996 and other timing differences, the Company has available a deferred tax asset of $7,482,000 to offset future taxes payable arising from operations. In addition, at March 31, 2001, the Company had $410,771,000 of net remaining intangible assets that will be expensed over the next 18 years for financial reporting purposes and will not be deductible for tax purposes.

    On December 7, 2000, the Company announced that it will acquire 13 fully owned full-power television stations and minority interests in 4 additional full-power television stations from USA Broadcasting for $1.1 billion cash. The acquisition will expand the Company's ability to serve the Hispanic community and will provide the Company with duopolies in seven of the top eight Hispanic markets. The acquisition, which has been approved by the Board of Directors of each company, is subject to regulatory approvals and customary closing conditions. On May 4, 2001, the Federal Trade Commission notified the Company that the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 had expired. The funds for this transaction are expected to come from a new credit facility the Company is currently negotiating with a consortium of banks to expand and replace its existing and temporary credit agreements and from income from operations. The Company may also consider funding a portion with publicly issued debt securities. The Company expects to finalize the new credit agreement during the second quarter of 2001.

Forward-Looking Statements

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements (as defined under federal securities laws) made by or on behalf of the Company. The Company and its representatives from time to time may make certain oral or written forward-looking statements regarding the Company's performance or regarding events or developments the Company expects to occur or anticipates occurring in the future. Information in this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "plans," "will," "anticipates" or

"expects," or the negative thereof or other variations thereon or comparable terminology. All such statements are based upon current expectations of the Company and involve a number of business risks and uncertainties. Factors that could cause actual results to vary materially from anticipated results include, but are not limited to, (i) delays in completion of planned capital improvements or upgrading the management information system infrastructure, (ii) delays in construction caused by weather, shortages of materials or strikes, (iii) cost overruns on any of the projects and (iv) failure to agree on the terms of a new credit agreement. See also the "Risk Factors" set forth in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 27, 2001.

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
None
(b)	Reports on Form 8-K
The registrant did not file any reports on Form 8-K during the quarter.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC.
(Registrant)
May 14, 2001 Los Angeles, California	By	/s/ GEORGE W. BLANK George W. Blank Executive Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q
INDEX
  Part I
  Part I, Item 1
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Condensed Consolidated Financial Statements
  Part I, Item 2
Form 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part I
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Part II
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE