Form 10-Q
period 2001-06-30
UNIVISION COMMUNICATIONS INC
filed 2001-08-14
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.
(Exact Name of Registrant as specified in its charter)

Delaware	No. 95-4398884
(State of Incorporation)	(I.R.S. Employer Identification)

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

    There were 140,210,237 shares of Class A Common Stock, 37,962,090 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of July 20, 2001.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
INDEX

Page
Part I—Financial Information:
Financial Introduction	2
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2001 (Unaudited) and December 31, 2000	3
Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2001 and 2000	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2001 and 2000	5
Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Part II—Other Information:
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 6. Exhibits and Reports on Form 8-K	19

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

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash	$116,921	$54,528
Accounts receivable, net	173,155	149,437
Program rights	31,113	22,249
Prepaid expenses and other assets	18,959	23,658

Total current assets	340,148	249,872
Property and equipment, net	315,351	247,233
Intangible assets, net	675,165	512,544
Deferred financing costs, net	5,049	4,686
Deferred income taxes, net	7,798	7,782
Program rights, less current portion	17,071	19,023
Investment in unconsolidated subsidiaries	567,106	400,488
Other assets	11,845	6,677

Total assets	$1,939,533	$1,448,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$160,784	$106,418
Income taxes	20,420	23,021
Accrued interest	1,373	908
Accrued license fee	11,454	12,557
Obligations for program rights	9,840	1,088
Current portion of long-term debt and capital lease obligations	3,505	218,969

Total current liabilities	207,376	362,961
Long-term debt including accrued interest, less current portion	865,354	298,289
Capital lease obligations, less current portion	82,070	79,400
Other long-term liabilities	8,499	6,323

Total liabilities	1,163,299	746,973
Redeemable convertible 6% preferred stock, $.01 par value, with a conversion price of $8.171875 to Class A Common Stock (Zero shares and 6,000 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively)	—	6,060
Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; zero shares issued and outstanding)	—	—
Common stock, $.01 par value (492,000,000 shares authorized; 209,602,525 and 207,081,700 shares issued, including shares in treasury, at June 30, 2001 and December 31, 2000, respectively)	2,096	2,071
Paid-in-capital	542,654	496,227
Retained earnings	253,677	219,167

	798,427	717,465
Less common stock held in treasury (1,017,180 shares at cost at June 30, 2001 and December 31, 2000)	(22,193)	(22,193)

Total stockholders' equity	776,234	695,272

Total liabilities and stockholders' equity	$1,939,533	$1,448,305

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30,

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenues	$237,524	$231,073	$432,389	$412,616
Direct operating expenses	85,913	79,542	175,328	146,994
Selling, general and administrative expenses	57,582	63,249	115,254	114,240
Depreciation and amortization	18,946	16,439	36,918	32,187

Operating income	75,083	71,843	104,889	119,195
Interest expense, net	9,242	6,796	19,185	13,113
Amortization of deferred financing costs	339	338	677	684
Equity loss in unconsolidated subsidiaries	6,020	—	13,767	—

Income before taxes and extraordinary loss on extinguishment of debt	59,482	64,709	71,260	105,398
Provision for income taxes	30,579	31,221	36,350	51,108

Income before extraordinary loss on extinguishment of debt	28,903	33,488	34,910	54,290
Extraordinary loss on extinguishment of debt, net of tax benefit	(330)	—	(330)	—

Net income	28,573	33,488	34,580	54,290
Preferred stock dividends	—	(135)	(70)	(270)

Net income available to common stockholders	$28,573	$33,353	$34,510	$54,020

Basic Earnings Per Share
Income per share available to common stockholders before extraordinary loss	$0.14	$0.16	$0.17	$0.26
Extraordinary loss per share	—	—	—	—

Net income per share available to common stockholders	$0.14	$0.16	$0.17	$0.26

Weighted average common shares outstanding	207,924,960	204,637,118	207,175,859	204,281,316

Diluted Earnings Per Share
Income per share available to common stockholders before extraordinary loss	$0.12	$0.14	$0.15	$0.23
Extraordinary loss per share	—	—	—	—

Net income per share available to common stockholders	$0.12	$0.14	$0.15	$0.23

Weighted average common shares outstanding	239,912,791	239,175,188	239,576,925	238,981,478

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Dollars in thousands)

(Unaudited)

	2001	2000
Net income	$34,580	$54,290
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	17,342	12,821
Loss on sale of fixed assets	8	3
Equity loss in unconsolidated subsidiary	13,767	—
Amortization of intangible assets and deferred financing costs	20,253	20,050
Extraordinary loss on extinguishment of debt, net of tax benefit	330	—
Changes in assets and liabilities:
Accounts receivable	(21,564)	9,746
Intangible assets	(492)	(30)
Deferred income taxes	1,500	3,106
License fees payable	63,439	60,698
Payment of license fees	(64,542)	(60,408)
Program rights	1,727	(1,144)
Prepaid expenses and other assets	219	(3,991)
Accounts payable and accrued liabilities	49,077	7,675
Income taxes	(2,376)	17,207
Income tax benefit from options exercised	21,854	29,494
Accrued interest	5,280	4,315
Obligations for program rights	188	(302)
Other, net	138	(237)

Net cash provided by operating activities	140,728	153,293

Cash flow from investing activities:
Acquisitions of USA Broadcasting stations	(217,637)	—
Investment in unconsolidated subsidiaries	(180,180)	(110,000)
Capital expenditures	(40,848)	(27,084)
Proceeds from sale of fixed assets	4	9

Net cash used in investing activities	(438,661)	(137,075)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	620,000	60,000
Repayment of long-term debt	(275,030)	(81,369)
Exercise of options	17,081	12,801
Preferred stock dividends paid	(130)	(270)
Deferred financing costs	(1,595)	(20)

Net cash provided by (used in) financing activities	360,326	(8,858)

Net increase in cash	62,393	7,360
Cash beginning of year	54,528	22,558

Cash end of period	$116,921	$29,918

Supplemental disclosure of cash flow information:
Interest paid	$15,334	$9,140

Income taxes paid	$15,776	$1,579

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2001

(Unaudited)

1. Organization of the Company

    The operations of Univision Communications Inc. and its wholly owned subsidiaries (the "Company"), the leading Spanish-language television broadcast company in the United States, include Univision Network (the "Network"), the most-watched Spanish-language television network in the United States; Univision Television Group ("UTG"), which owns and operates 12 full-power and 7 low-power television stations (the "O&Os"), including full-power stations in 11 of the top 15 U.S. Hispanic markets; Galavisión, the country's leading Spanish-language cable network; Univision Music, which includes a 50% interest in leading Mexican music publishing and recording Company Disa Records and Univision Online, Inc. ("Univision Online"), which operates the Company's Internet portal, Univision.com. The Network's signal covers 95 percent of all U.S. Hispanic households through the O&Os, the Network's affiliates (15 full-power and 17 low-power stations with which the Company has affiliation agreements) ("Affiliated Stations") and cable affiliates.

    On June 12, 2001, the Company acquired three stations and the station works facility, together with minority ownership interests in four additional stations, from USA Broadcasting (the "USA Group Stations"). The stations are located in Miami, Dallas and Atlanta. The three stations, along with additional stations the Company is planning on purchasing, primarily from USA Broadcasting, will become part of a second network (the "Telefutura Network") the Company expects to launch during first quarter of 2002. The Company has agreed to acquire the majority interest in the Washington and San Francisco stations in which it had acquired a minority interest from USA Broadcasting.

2. Options & Treasury Stock

    During the three months ended June 30, 2001, options were exercised for 1,202,850 shares of Class A Common Stock, resulting in an increase to Common Stock of $12,029 and an increase to Paid-in-capital of $28,034,000, which included a tax benefit associated with the transactions of $16,923,000. During the six months ended June 30, 2001, options were exercised for 1,786,600 shares of Class A Common Stock, resulting in an increase to Common Stock of $17,866 and an increase to Paid-in-capital of $40,432,000, which included a tax benefit associated with the transactions of $23,370,000. During the six months ended June 30, 2001, 6,000 redeemable convertible 6% preferred stock shares were redeemed and converted into a total of 734,225 shares of Class A Common Stock, resulting in an increase to Common Stock of approximately $7,342 and to Paid-in-capital of $5,993,000.

3. Earnings Per Share

    The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards ("SFAS") No. 128 ("Earnings Per Share"):

(Dollars in thousands, except for share and per-share data):

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income before extraordinary items	$28,903			$33,488
Less preferred stock dividends	—			(135)

Basic Earnings Per Share Net income per share available to common stockholders	28,903	207,924,960	$0.14	33,353	204,637,118	$0.16

Effect of Dilutive Securities
Warrants	—	27,418,702		—	27,422,832
Options	—	4,569,129		—	6,013,900
Convertible Preferred Stock	—	—		135	1,101,338

Diluted Earnings Per Share
Income before extraordinary items per share available to common stockholders	$28,903	239,912,791	$0.12	$33,488	239,175,188	$0.14

(Dollars in thousands, except for share and per-share data):

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income before extraordinary items	$34,910			$54,290
Less preferred stock dividends	(70)			(270)

Basic Earnings Per Share Net income per share available to common stockholders	34,840	207,175,859	$0.17	54,020	204,281,316	$0.26

Effect of Dilutive Securities
Warrants	—	27,418,239		—	27,422,746
Options	—	4,693,215		—	6,176,078
Convertible Preferred Stock	70	289,612		270	1,101,338

Diluted Earnings Per Share
Income before extraordinary items per share available to common stockholders	$34,910	239,576,925	$0.15	$54,290	238,981,478	$0.23

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

(In thousands)

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000
	Broadcasting/ Other	Internet	Total	Broadcasting/ Other	Internet	Total
Net revenues	$235,822	$1,702	$237,524	$231,073	$—	$231,073
Direct operating expenses	78,528	7,385	85,913	75,564	3,978	79,542
Selling, general and administrative expenses	52,457	5,125	57,582	59,757	3,492	63,249
Depreciation and amortization	17,473	1,473	18,946	16,334	105	16,439

Operating income (loss)	$87,364	$(12,281)	$75,083	$79,418	$(7,575)	$71,843

Capital expenditures	$25,841	$628	$26,469	$8,862	$5,420	$14,282

Total assets	$1,921,752	$17,781	$1,939,533	$1,071,770	$15,111	$1,086,881

(In thousands)

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000
	Broadcasting/ Other	Internet	Total	Broadcasting/ Other	Internet	Total
Net revenues	$429,999	$2,390	$432,389	$412,616	$—	$412,616
Direct operating expenses	161,127	14,201	175,328	141,823	5,171	146,994
Selling, general and administrative expenses	105,332	9,922	115,254	108,815	5,425	114,240
Depreciation and amortization	34,079	2,839	36,918	32,044	143	32,187

Operating income (loss)	$129,461	$(24,572)	$104,889	$129,934	$(10,739)	$119,195

Capital expenditures	$38,109	$2,739	$40,848	$17,039	$10,045	$27,084

Total assets	$1,921,752	$17,781	$1,939,533	$1,071,770	$15,111	$1,086,881

5. Business developments and acquisitions

    On December 7, 2000, the Company announced that it would acquire 13 fully owned full-power television stations, minority interests in four additional full-power television stations and Station Works, the master control operating system, from USA Broadcasting for $1.1 billion in cash. On June 12, 2001, the Company acquired the first three stations and the Station Works facility, together with the minority ownership interests in the four additional stations for $294,069,000 in cash, excluding legal and consulting fees, financed with drawings under a temporary acquisition facility with Goldman Sachs. The Company expects to acquire the remaining stations during the third quarter of 2001 through the issuance of notes aggregating approximately $805 million. The expected payments under the notes will be approximately $215 million in September 2001 and approximately $590 million in January 2002.

    In addition, the Company expects to acquire a full ownership interest in two of the former USA Broadcasting stations in which the Company initially purchased a minority interest. In April 2001, the Company agreed to purchase the assets of the station in Washington, D.C. for $60 million through a bankruptcy court proceeding. That acquisition is expected to close in August 2001. The Company exercised a call right to purchase the majority interest in the former USA Broadcasting station in San Francisco. The Company currently has a 49% interest in the station and expects to pay approximately $42 million for the remaining 51% interest. The purchase is expected to be consummated in the fourth quarter of 2001.

    In June 2001, the Company completed the acquisition of a 50% interest in Disa Records, which the Company previously agreed in principle to acquire. The acquisition was financed with borrowings under the Company's acquisition facility.

    In June 2001, the Company purchased an approximately 19.9% equity stake in Equity Broadcasting for approximately $26 million, financed with drawings under the Company's acquisition facility. The Company also agreed to acquire two full-power and four low-power television stations from Equity Broadcasting Corporation for approximately $19 million in cash. The Company expects to consummate the acquisition in the latter half of 2001.

    In June 2001, the Company agreed to acquire a subsidiary of Raycom Media Inc. that owns and operates two full-power television stations in Puerto Rico. The Company has agreed to pay $190 million, plus working capital, in the cash transaction, expected to close in the first quarter of 2002.

6. New Accounting Standards

    On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill and other intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives.

    Based on current assessments, the Company believes that the adoption of SFAS No. 142 may result in a substantial reduction of amortization expense associated with goodwill, broadcast licenses and affiliation agreements that will no longer be required to be amortized. These amounts have not yet been quantified.

7. Subsequent Events

    On July 18, 2001, the Company issued 7.85% Senior Notes due 2011 (the "Notes"), which have a face value of $500,000,000 and bear simple interest at 7.85%, to qualified institutional buyers. The Company received net proceeds of $495,370,000 from the issuance of the Notes, which along with cash from operations was used to repay the $500,000,000 temporary acquisition credit facility with Goldman Sachs. The Company will pay interest on the Notes on January 15 and July 15 of each year. The Notes are the Company's senior unsecured obligations, are equal in right of payment with all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company's future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company's guarantors, who are described in the "Liquidity and Capital Resources" section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this document. The Company has the option to redeem all or a portion of the Notes at any time at the redemption prices set forth in the note agreement. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the Notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

    Concurrent with the issuance of the Senior Notes on July 18, 2001, the Company entered into a new five-year credit agreement with a syndicate of commercial lenders from whom the Company received commitments of $1.22 billion. The new credit agreement will consist of a $500 million revolving credit facility and a $720 million term loan. The Company borrowed $285.0 million under the new term loan primarily to repay its old bank facility and bank fees related to obtaining the new credit facility. Each of the credit facilities will mature on the fifth anniversary of the date of the initial borrowings under the credit agreement.

Part I, Item 2

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Form 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

    The major assets of Univision Communications Inc. and its wholly owned subsidiaries (the "Company") are the Company's investments in Univision Television Group ("UTG") and Univision Network (the "Network"), from which substantially all of the Company's revenues are derived. UTG's net revenues are derived from the owned-and-operated stations (the "O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. The Network's net revenues include gross advertising revenues generated from the sale of Network advertising, net of agency commissions and station compensation to the Network's affiliates (15 full-power and 17 low-power stations with which the Company has affiliation agreements), as well as subscriber fees. Also included in net revenues are Galavisión's gross advertising revenues, net of agency commissions, Galavisión's subscriber fee revenues, net revenues of Univision Online, Inc. ("Univision Online"), net revenues from the USA Group Stations acquired during June 2001 and miscellaneous revenues.

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

Six Months Ended June 30, 2001 ("2001"), Compared to Six Months Ended June 30, 2000 ("2000")

    Revenues.  Net revenues were $432,389,000 in 2001 compared to $412,616,000 in 2000, an increase of $19,773,000 or 4.8%. The Network accounted for $19,938,000 or 100.8% of the increase, Galavisión, Univision Online and the USA Group Stations accounted for $3,411,000 or 17.3%, $2,391,000 or 12.1% and $690,000 or 3.5% respectively, of the increase, while the O&Os accounted for a decrease in net revenues of $6,657,000 or 33.7%. The Company's core television revenue, excluding USA Group Stations, was $429,308,000 in 2001 compared to $412,616,000 in 2000, an increase of $16,692,000 or 4.0%. The Network's increase is due primarily to an increase of approximately 20% in the average price of advertising spots offset by a decrease in volume of approximately 11%. The decrease at the O&Os is due primarily to lower prices for advertising spots of approximately 4%, while the number of spots sold remained essentially flat. The O&Os decrease in revenues was attributable primarily to the Los Angeles, Miami and New York stations offset in part by increases in revenues from the Dallas, San Antonio, Houston, Fresno, and Phoenix stations.

    Expenses.  Direct operating expenses, which include corporate charges of $165,000 and $190,000 in 2001 and 2000, respectively, increased to $175,328,000 in 2001 from $146,994,000 in 2000, an increase of $28,334,000 or 19.3%. The increase was primarily the result of: (a) increased license fees paid or payable under our program license agreements, programming charges for cancelled shows and other increased programming costs associated with entertainment and movies accounted for approximately $11,625,000 of the increase, offset in part by the elimination of programming costs associated with a show cancelled in 2000 and reduced novela purchasing costs aggregating $3,340,000; (b) increased sports-related programming costs of $9,124,000 and (c) increased Univision Online costs of $9,030,000. As a percentage of net revenues, direct operating expenses increased from 35.6% in 2000 to 40.5% in 2001.

    Selling, general and administrative expenses, which include corporate charges of $6,488,000 and $6,541,000 in 2001 and 2000, respectively, increased to $115,254,000 in 2001 from $114,240,000 in 2000, an increase of $1,014,000 or .9%. The increase is due in part to a charge of $6,573,000 as a cost reduction initiative primarily related to severance costs, an increase in employee benefit costs of $1,584,000 and an increase in Univision Online costs of $4,497,000. These increases were partially offset by a decrease in compensation costs of $7,808,000 and in 2000 costs related to the Company's national advertising campaign of $3,664,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 27.7% in 2000 to 26.7% in 2001.

    Depreciation and Amortization.  Depreciation and amortization increased to $36,918,000 in 2001 from $32,187,000 in 2000, an increase of $4,731,000 or 14.7%. The increase is due primarily to an increase in depreciation related to increased capital expenditures and an increase in goodwill amortization resulting primarily from the acquisition of the USA Group Stations.

    Operating Income.  As a result of the above factors, operating income decreased to $104,889,000 in 2001 from $119,195,000 in 2000, a decrease of $14,306,000 or 12.0%. As a percentage of net revenues, operating income decreased from 28.9% in 2000 to 24.3% in 2001.

    Interest Expense, net.  Interest expense increased to $19,185,000 in 2001 from $13,113,000 in 2000, an increase of $6,072,000 or 46.3%. The increase is due primarily to increased bank borrowings associated with the Company's increased investment in Entravision Communications Corporation during the latter part of 2000 and in part, to the acquisition of the USA Broadcasting stations during mid-June 2001.

    Provision for Income Taxes.  In 2001, the Company reported an income tax provision of $36,350,000, representing $34,850,000 of current tax expense and $1,500,000 of deferred tax expense. In 2000, the Company reported an income tax provision of $51,108,000, representing $47,402,000 of current tax expense and $3,706,000 of deferred tax expense. The total effective tax rate was 51.0% in 2001 and 48.5% in 2000. The Company's effective tax rate of 51.0% for 2001 is higher than the 48.5% for 2000 since the Company's relatively fixed permanent non-deductible tax differences have a greater effect as book pre-tax income decreases.

    Net Income.  As a result of the above factors, net income in 2001 was $34,580,000 compared to $54,290,000 in 2000, a decrease of $19,710,000 or 36.3%. On a comparable basis, excluding, in 2000, Univision Online losses of $6,389,000 and in 2001, Univision Online losses of $15,010,000, equity losses in unconsolidated subsidiaries of $7,858,000, the cost reduction initiative charge of $7,075,000, USA Group Station losses of $591,000, Univision Music losses of $490,000 and the extraordinary loss of $330,000 (all net of tax), net income increased by $5,255,000 or 8.7% to $65,934,000 in 2001 from $60,679,000 in 2000. As a percentage of net revenues, net income decreased from 13.2% in 2000 to 8.0% in 2001. On a comparable basis, as a percentage of net revenues, net income increased from 14.6% in 2000 to 15.4% in 2001.

    Corporate Charges.  Corporate charges decreased to $6,653,000 in 2001 from $6,731,000 in 2000, a decrease of $78,000 or 1.2%. The decrease is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 1.6% in 2000 to 1.5% in 2001.

    EBITDA.  EBITDA decreased to $141,807,000 in 2001 from $151,382,000 in 2000, a decrease of $9,575,000 or 6.3%. As a percentage of net revenues, EBITDA decreased from 36.7% in 2000 to 32.8% in 2001.

    On a comparable basis, excluding Univision Online of $21,733,000, the cost reduction initiative charge of $11,892,000, Univision Music of $834,000 and USA Group Station of $307,000 in 2001 and Univision Online of $10,596,000 in 2000, EBITDA increased by $14,595,000 or 9.0% to $176,573,000 in 2001 from $161,978,000 in 2000. As a percentage of net revenues, EBITDA, on a comparable basis, increased from 39.3% in 2000 to 41.1% in 2001.

Three Months Ended June 30, 2001 ("2001"), Compared to Three Months Ended June 30, 2000 ("2000")

    Revenues.  Net revenues were $237,524,000 in 2001 compared to $231,073,000 in 2000, an increase of $6,451,000 or 2.8%. The Network accounted for $6,327,000 or 98.1% of the increase, Galavisión, Univision Online and the USA Group Stations accounted for $1,969,000 or 30.5%, $1,703,000 or 26.4% and $690,000 or 10.7% respectively, of the increase, while the O&Os accounted for a decrease in net revenues of $4,238,000 or 65.7%. The Company's core television revenue, excluding USA Group Stations, was $235,131,000 in 2001 compared to $231,073,000 in 2000, an increase of $4,058,000 or 1.8%. The Network's increase is due primarily to an increase of approximately 15% in the average price of advertising spots offset by a decrease in volume of approximately 10%. The decrease at the O&Os is due primarily to lower prices for advertising spots of approximately 2% and a decrease of approximately 3% in the number of spots sold. The O&Os decrease in revenues was attributable primarily to the Miami, New York, and Los Angeles stations offset in part by increases in revenues from the Dallas, San Antonio, San Francisco, Fresno, and Sacramento stations.

    Expenses.  Direct operating expenses, which include corporate charges of $86,000 and $97,000 in 2001 and 2000, respectively, increased to $85,913,000 in 2001 from $79,542,000 in 2000, an increase of $6,371,000 or 8.0%. The increase was primarily the result of: (a) increased license fees paid or payable under our program license agreements and programming charges for cancelled shows accounted for approximately $1,113,000 of the increase, which were more than offset by the elimination of programming costs associated with a show cancelled in 2000 and reduced novela purchasing costs aggregating $2,064,000; (b) increased sports-related programming costs of $4,028,000; and (c) increased Univision Online costs of $3,407,000. As a percentage of net revenues, direct operating expenses increased from 34.4% in 2000 to 36.2% in 2001.

    Selling, general and administrative expenses, which include corporate charges of $3,591,000 and $3,346,000 in 2001 and 2000, respectively, decreased to $57,582,000 in 2001 from $63,249,000 in 2000, a decrease of $5,667,000 or 9.0%. The decrease is due in part to a decrease in compensation costs of $4,053,000, in 2000 costs related to the Company's national advertising campaign of $2,675,000 and a decrease in selling costs of $1,135,000. These decreases were partially offset by an increase in employee benefit costs of $1,316,000 and an increase in Univision Online costs of $1,633,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 27.4% in 2000 to 24.2% in 2001.

    Operating Income.  As a result of the above factors, operating income increased to $75,083,000 in 2001 from $71,843,000 in 2000, a increase of $3,240,000 or 4.5%. As a percentage of net revenues, operating income increased from 31.1% in 2000 to 31.6% in 2001.

    Interest Expense, net.  Interest expense increased to $9,242,000 in 2001 from $6,796,000 in 2000, an increase of $2,446,000 or 36.0%. The increase is due primarily to increased bank borrowings associated with the Company's increased investment in Entravision Communications Corporation during the latter part of 2000 and in part, to the acquisition of the USA Broadcasting stations during mid-June 2001.

    Provision for Income Taxes.  In 2001, the Company reported an income tax provision of $30,579,000, representing $29,379,000 of current tax expense and $1,200,000 of deferred tax expense. In 2000, the Company reported an income tax provision of $31,221,000, representing $28,930,000 of current tax expense and $2,291,000 of deferred tax expense. The total effective tax rate was 51.4% in 2001 and 48.2% in 2000. The Company's effective tax rate of 51.4% for 2001 is higher than the 48.2% for 2000 since the Company's relatively fixed permanent non-deductible tax differences have a greater effect as book pre-tax income decreases.

    Net Income.  As a result of the above factors, net income in 2001 was $28,573,000 compared to $33,488,000 in 2000, a decrease of $4,915,000 or 14.7%. On a comparable basis, excluding, in 2000, Univision Online losses of $4,497,000 and in 2001, Univision Online losses of $7,493,000, equity losses in unconsolidated subsidiaries of $3,248,000, USA Group Station losses of $591,000, Univision Music losses of $490,000 and the extraordinary loss of $330,000 (all net of tax), net income increased by $2,740,000 or 7.2% to $40,725,000 in 2001 from $37,985,000 in 2000. As a percentage of net revenues, net income decreased from 14.5% in 2000 to 12.0% in 2001. On a comparable basis, as a percentage of net revenues, net income increased from 16.4% in 2000 to 17.3% in 2001.

    Corporate Charges.  Corporate charges increased to $3,677,000 in 2001 from $3,443,000 in 2000, an increase of $234,000 or 6.8%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges were 1.5% in 2000 and 2001.

    EBITDA.  EBITDA increased to $94,029,000 in 2001 from $88,282,000 in 2000, an increase of $5,747,000 or 6.5%. As a percentage of net revenues, EBITDA increased from 38.2% in 2000 to 39.6% in 2001.

    On a comparable basis, excluding Univision Online of $10,808,000, Univision Music of $834,000 and USA Group Station of $307,000 in 2001 and Univision Online of $7,470,000 in 2000, EBITDA increased by $10,226,000 or 10.7% to $105,978,000 in 2001 from $95,752,000 in 2000. As a percentage of net revenues, EBITDA, on a comparable basis, increased from 41.4% in 2000 to 45.1% in 2001.

Liquidity and Capital Resources

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures totaled $40,848,000 for the six months ended June 30, 2001. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital improvements and replacing several towers and antennas, the Company is also in the process of completing upgrades to its management information systems infrastructure and the build-out of its television station facilities in Los Angeles, Phoenix and Bakersfield. For the balance of 2001, the Company plans to spend a total of approximately $134,000,000. Total capital expenditures for 2001 will consist of $60,000,000 on the build-out of its television station facilities in Los Angeles, Phoenix and Bakersfield, $12,000,000 on Univision Online, $15,000,000 on digital technology, $30,000,000 on the Telefutura Network, $8,000,000 on other acquisitions and approximately $50,000,000 on normal capital improvements, Network facilities expansion and management information systems. The Company expects to fund its capital expenditure requirements primarily from its operating cash flow and, if necessary, from proceeds available under its bank facility.

    At June 30, 2001, the Company had borrowings of $129,400,000 outstanding under its amortizing term loan and $153,750,000 outstanding under its revolving credit facility.

    On June 8, 2001, the Company finalized an agreement with Goldman Sachs Credit Partners L.P., an affiliate of Goldman, Sachs & Co., to provide a temporary acquisition credit facility in the aggregate principal amount of $500 million. During June 2001, under this facility, the Company borrowed $294,069,000 for the stock purchase of certain USA Broadcasting subsidiaries and minority interest stations, $100,000,000 to repay its temporary credit facility with BNP Paribas and Chase Manhattan

Bank in full, $25,885,000 to acquire a 19.9% ownership interest in Equity Broadcasting Corporation and $73,031,000 for a 50% interest in Disa Records. The acquisitions are explained below in more detail. At June 30, 2001, the Company had borrowed the full $500 million under this acquisition facility.

    On July 18, 2001, the Company issued 7.85% Senior Notes due 2011 (the "Notes"), which have a face value of $500,000,000 and bear simple interest at 7.85%, to qualified institutional buyers. The Company received net proceeds of $495,370,000 from the issuance of the Notes, which along with cash from operations was used to repay the $500,000,000 temporary acquisition credit facility with Goldman Sachs. The Company will pay interest on the Notes on January 15 and July 15 of each year. The Notes are the Company's senior unsecured obligations, are equal in right of payment with all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company's future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company's guarantors, who are described below. The Company has the option to redeem all or a portion of the Notes at any time at the redemption prices set forth in the note agreement. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the Notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

    Concurrent with the issuance of the Senior Notes on July 18, 2001, the Company entered into a new five-year credit agreement with a syndicate of commercial lenders from whom the Company received commitments of $1.22 billion. The new credit agreement will consist of a $500 million revolving credit facility and a $720 million term loan. The Company borrowed $285.0 million under the new term loan primarily to repay its old bank facility and bank fees related to obtaining the new credit facility. Each of the credit facilities will mature on the fifth anniversary of the date of the initial borrowings under the credit agreement.

    The subsidiaries that are guaranteeing the Company's obligations under the new revolving credit facility and term loan will also guarantee the Notes. Initially, the subsidiary guarantors under the new credit facilities will be all of our domestic subsidiaries other than certain immaterial subsidiaries and, until final payment of the purchase price for the additional stations to be acquired from USA Broadcasting, the special purpose subsidiary that will be created to acquire those stations. The guarantees of the obligations under the revolving credit facility, term loan and the Notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's.

    Loans made under the new revolving credit facility and term loan will bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. The interest rate margins for the first six months after the closing of the initial borrowing under the facilities for the revolving credit facility and term loans will be 0.25% above the base rate or 1.25% above LIBOR. Thereafter, depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin will range from 0.75% to 1.5% per annum and the base rate margin will range from 0% to 0.50% per annum. Interest will generally be payable quarterly.

    The new credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the new credit agreement, the Company will also be limited in the amount of other debt we can incur and in our ability to engage in mergers, sell assets and make material changes to our program license agreements with Televisa or Venevision in a manner the lenders determine is materially adverse to the Company.

    The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its LIBOR loans at July 20, 2001, a change of 10% in interest rates would have an impact of approximately $1,425,000 on pre-tax earnings and pre-tax cash flows over a one-year period.

    On December 7, 2000, the Company announced that it would acquire 13 fully owned full-power television stations, minority interests in four additional full-power television stations and Station Works, the master control operating system, from USA Broadcasting for $1.1 billion in cash. On June 12, 2001, the Company acquired the first three stations and the Station Works facility, together with the minority ownership interests in the four additional stations for $294,069,000 in cash, excluding legal and consulting fees, financed with drawings under a temporary acquisition facility with Goldman Sachs. The Company expects to acquire the remaining stations during the third quarter of 2001 through the issuance of notes aggregating approximately $805 million. The expected payments under the notes will be approximately $215 million in September 2001 and approximately $590 million in January 2002.

    In addition, the Company expects to acquire a full ownership interest in two of the former USA Broadcasting stations in which the Company initially purchased a minority interest. In April 2001, the Company agreed to purchase the assets of the station in Washington, D.C. for $60 million through a bankruptcy court proceeding. That acquisition is expected to close in August 2001. The Company exercised a call right to purchase the majority interest in the former USA Broadcasting station in San Francisco. The Company currently has a 49% interest in the station and expects to pay approximately $42 million for the remaining 51% interest. The purchase is expected to be consummated in the fourth quarter of 2001.

    In June 2001, the Company completed the acquisition of a 50% interest in Disa Records, which the Company previously agreed in principle to acquire. The acquisition was financed with borrowings under the Company's acquisition facility.

    In June 2001, the Company purchased an approximately 19.9% equity stake in Equity Broadcasting for approximately $26 million, financed with drawings under the Company's acquisition facility. The Company also agreed to acquire two full-power and four low-power television stations from Equity Broadcasting Corporation for approximately $19 million in cash. The Company expects to consummate the acquisition in the latter half of 2001.

    In June 2001, the Company agreed to acquire a subsidiary of Raycom Media Inc. that owns and operates two full-power television stations in Puerto Rico. The Company has agreed to pay $190 million, plus working capital, in the cash transaction, expected to close in the first quarter of 2002.

    In July 2000, the Federal Communications Commission released a Public Notice giving official notification that the Company was the winning bidder for a construction permit for a new television station in the Austin, Texas market with a winning bid of $18,798,000. On August 1, 2000, the Company made the required 20% down payment of $3,759,600 while awaiting final approval by the FCC. The details and costs regarding the construction of the new station are still in the planning phase.

    In August 2000, the Company acquired the Spanish-language broadcast rights in the United States to the 2002 and 2006 Fédération Internationale de Football Association, or FIFA, World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 is due over the 6-year term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The funds for these payments are expected to come from income from operations and/or borrowings from our bank facilities.

    The Company expects to explore additional acquisition opportunities in both Spanish-language television and other media to complement and capitalize on our existing business and management. The purchase price for the acquisitions and investments described above as well as any future acquisitions may be paid with (a) cash derived from operating cash flow, (b) proceeds available under bank facilities, (c) proceeds from future debt or equity offerings, or (d) any combination thereof. Based on our current level of operations and planned capital expenditures, the Company believes that its cash flow from operations, together with available cash and available borrowings under the new credit facility and an additional debt financing expected to be in place before February 2002, will be adequate to meet future liquidity needs for at least the next twelve months.

    As a result of net operating loss carryforwards and other timing differences, the Company has available a deferred tax asset of $7,798,000 to offset future taxes payable arising from operations. In addition, at June 30, 2001, the Company had a higher book basis versus tax basis of $403,996,000 of net intangible assets.

Forward-Looking Statements

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements (as defined under federal securities laws) made by or on behalf of the Company. Information in this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "plans," "will," or "expects," or the negative thereof or other variations thereon or comparable terminology. All such statements are based upon current expectations of the Company and involve a number of business risks and uncertainties. Factors that could cause actual results to vary materially from anticipated results include, but are not limited to, (i) delays in completion of planned capital improvements or upgrading the management information system infrastructure, (ii) delays in construction caused by weather, shortages of materials or strikes, (iii) cost overruns on any of the projects and (iv) failure to complete or delays in completing certain acquisitions. See also the "Risk Factors" set forth in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 27, 2001.

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

Part II

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders was held on May 9, 2001, at which, stockholders elected Directors and an Alternate Director and ratified the appointment of Arthur Andersen LLP as the Company's independent public accountant for the fiscal year 2001. The number of shares of the Company's Class A, Class P, and Class V Stock present at the meeting, by proxy or in person, collectively represented 96% of the voting interest of all shares of the aforementioned classes of stock outstanding and eligible to vote at the Annual Meeting.

    The holders of the Class A and Class P elected all six Class A/P Directors as follows:

Nominees	Votes For	Votes Withheld
A. Jerrold Perenchio	506,062,894	11,866,048
Harold Gaba	516,989,572	939,370
Alan F. Horn	516,989,521	939,421
John G. Perenchio	516,563,916	1,365,026
Ray Rodriguez	506,090,947	11,837,995
Juan Villalonga	516,982,921	946,021

    The holders of the Class V Common Stock elected Alejandro Rivera as the Class V Director and Carlos E. Cisneros as the Class V Alternate Director. All 17,837,164 shares of Class V Common Stock present at the meeting were voted in favor of their election.

    Jose A. Bastón Patiño and Alfonso de Angoitia continue to serve as the Class T Director and Class T Alternate until such individual's successor is elected or until such individual's earlier resignation or removal.

    The votes cast by the holders of Class A, Class P, Class V and Series A Stock for the ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountant were as follows: 534,966,091 for, 293,824 withheld and 506,191 abstained.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.12.6
Consent and fifth amendment to Credit Agreement, dated as of June 1, 2001 to the Credit Agreement, dated as of September 26, 1996, among Univision Communications Inc., certain lenders party thereto, BNP Paribas (f/k/a Banque Paribas) and The Chase Manhattan Bank, as Managing Agents, and The Chase Manhattan Bank, as Administrative Agent.
10.12.7
The Credit Agreement, dated as of June 8, 2001, among (1) Univision Communications Inc., a Delaware corporation, (2) the several banks and other financial institutions from time to time parties to this Agreement, and (3) Goldman Sachs Credit Partners, L.P., as sole advisor, book manager and syndication agent, as sole lead arranger for the Lenders hereunder and as sole administrative agent for the Lenders hereunder.
10.12.8
Credit Agreement, dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision Of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent.
21.1	Subsidiaries of the Company
  (b)
  Reports on Form 8-K

    Form 8-K dated June 12, 2001 was filed June 18, 2001. The Company filed Item 5 (Other Events) announcing that it has entered into a definitive agreement with Raycom Media Inc., under which the Company will acquire Raycom Media's Puerto Rico-based subsidiary, WLII/WSUR Inc.

    Form 8-K dated June 12, 2001 was filed June 26, 2001. The Company filed Item 2 (Acquisition of Assets) in connection with the purchase of the USA Broadcasting stations in Miami, Dallas and Atlanta, the stationworks facility and four minority interest stations.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC. (Registrant)
August 13, 2001 Los Angeles, California	By:	/s/ GEORGE W. BLANK George W. Blank Executive Vice President and Chief Financial Officer

QuickLinks

Part I
Part I, Item 1
Part I, Item 2
Part I
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K