Form 10-Q
period 2001-09-30
UNIVISION COMMUNICATIONS INC
filed 2001-11-14
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.
(Exact Name of Registrant as specified in its charter)

Delaware	No. 95-4398884
(State of Incorporation)	(I.R.S. Employer Identification)

Univision Communications Inc.
1999 Avenue of the Stars, Suite 3050
Los Angeles, California 90067
Tel: (310) 556-7676
(address and telephone number of principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    There were 140,694,687 shares of Class A Common Stock, 37,962,090 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of October 17, 2001.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
INDEX

Page
Part I—Financial Information:
Financial Introduction	3
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000	4
Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2001 and 2000	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2001 and 2000	6
Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Part II—Other Information:
Item 6. Exhibits and Reports on Form 8-K	19

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

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash	$32,095	$54,528
Accounts receivable, net	171,405	149,437
Program rights	33,727	22,249
Prepaid expenses and other assets	20,008	23,658

Total current assets	257,235	249,872
Property and equipment, net	376,249	247,233
Intangible assets, net	1,526,966	512,544
Deferred financing costs, net	19,846	4,686
Deferred tax asset	—	7,782
Program rights	9,756	19,023
Investment in unconsolidated subsidiaries	558,578	400,488
Other assets	30,961	6,677

Total assets	$2,779,591	$1,448,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$102,319	$106,418
Deferred advertising revenue	19,859	—
Income taxes payable	16,929	23,021
Accrued interest	8,758	908
Accrued license fee	9,978	12,557
Obligations for program rights	5,136	1,088
Current portion of long-term debt and capital lease obligations	4,877	218,969

Total current liabilities	167,856	362,961
Long-term debt	1,132,394	298,289
Note payable due USA Broadcasting	592,175	—
Capital lease obligations, less current portion	84,781	79,400
Deferred tax liability	524	—
Other long-term liabilities	7,218	6,323

Total liabilities	1,984,948	746,973
Redeemable convertible 6% preferred stock, $.01 par value, with a conversion price of $8.171875 to Class A Common Stock (Zero shares and 6,000 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively)	—	6,060
Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; zero shares issued and outstanding)	—	—
Common stock, $.01 par value (492,000,000 shares authorized; 210,086,975 and 207,081,700 shares issued, including shares in treasury, at September 30, 2001 and December 31, 2000, respectively)	2,101	2,071
Paid-in-capital	554,144	496,227
Retained earnings	260,591	219,167

	816,836	717,465
Less common stock held in treasury (1,017,180 shares at cost at September 30, 2001 and December 31, 2000)	(22,193)	(22,193)

Total stockholders' equity	794,643	695,272

Total liabilities and stockholders' equity	$2,779,591	$1,448,305

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30,

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenues	$221,694	$211,989	$654,083	$624,605
Direct operating expenses	88,721	78,349	264,049	225,343
Selling, general and administrative expenses	51,391	54,945	166,645	169,185
Depreciation and amortization	21,603	17,160	58,521	49,347

Operating income	59,979	61,535	164,868	180,730
Interest expense, net	16,480	7,538	35,665	20,651
Amortization of deferred financing costs	799	338	1,476	1,022
Equity loss in unconsolidated subsidiaries and other	22,877	72	36,644	72

Income before taxes and extraordinary loss on extinguishment of debt	19,823	53,587	91,083	158,985
Provision for income taxes	10,933	25,967	47,283	77,075

Income before extraordinary loss on extinguishment of debt	8,890	27,620	43,800	81,910
Extraordinary loss on extinguishment of debt, net of tax benefit	(1,976)	—	(2,306)	—

Net income	6,914	27,620	41,494	81,910
Preferred stock dividends	—	(135)	(70)	(405)

Net income available to common stockholders	$6,914	$27,485	$41,424	$81,505

Basic Earnings Per Share
Income per share available to common stockholders before extraordinary loss	$0.04	$0.13	$0.21	$0.40
Extraordinary loss per share	(0.01)	—	(0.01)	—

Net income per share available to common stockholders	$0.03	$0.13	$0.20	$0.40

Weighted average common shares outstanding	208,872,216	205,310,879	207,747,525	204,627,009

Diluted Earnings Per Share
Income per share available to common stockholders before extraordinary loss	$0.04	$0.12	$0.18	$0.34
Extraordinary loss per share	(0.01)	—	(0.01)	—

Net income per share available to common stockholders	$0.03	$0.12	$0.17	$0.34

Weighted average common shares outstanding	239,642,080	239,319,559	239,558,643	239,096,677

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Dollars in thousands)

(Unaudited)

	2001	2000
Net income	$41,494	$81,910
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	28,198	20,297
Loss on sale of fixed assets	11	3
Senior Note bond discount accretion	62	—
Equity loss in unconsolidated subsidiaries	36,479	72
Amortization of intangible assets and deferred financing costs	31,799	30,072
Extraordinary loss on extinguishment of debt, net of tax benefit	2,306	—
Changes in assets and liabilities:
Accounts receivable	(19,774)	17,955
Intangible assets	(546)	(30)
Deferred income taxes	9,822	5,520
License fees payable	93,500	92,055
Payment of license fees	(96,079)	(90,662)
Deferred advertising revenue	19,859	—
Program rights	354	(3,313)
Prepaid expenses and other assets	225	(8,147)
Accounts payable and accrued liabilities	(12,576)	13,757
Income taxes	(4,523)	22,797
Income tax benefit from options exercised	25,905	38,234
Accrued interest	15,073	6,883
Obligations for program rights	(5,786)	(702)
Other, net	128	(328)

Net cash provided by operating activities	165,931	226,373

Cash flow from investing activities:
Acquisitions of USA Broadcasting stations	(432,783)	—
Investment in unconsolidated subsidiaries	(168,297)	(334,207)
Acquisition of Washington station	(68,386)	—
Investment in Equity Broadcasting	(45,960)	—
Capital expenditures	(85,372)	(44,584)
Proceeds from sale of fixed assets	4	9

Net cash used in investing activities	(800,794)	(378,782)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	1,687,720	235,000
Repayment of long-term debt	(1,079,173)	(92,265)
Exercise of options	24,525	17,561
Preferred stock dividends paid	(130)	(405)
Deferred financing costs	(20,512)	(20)

Net cash provided by financing activities	612,430	159,871

Net increase in cash	(22,433)	7,462
Cash beginning of year	54,528	22,558

Cash end of period	$32,095	$30,020

Supplemental disclosure of cash flow information:
Interest paid	$21,874	$14,110

Income taxes paid	$16,372	$10,860

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2001

(Unaudited)

1.  Organization of the Company

    The operations of Univision Communications Inc. and its wholly owned subsidiaries (the "Company"), the leading Spanish-language television broadcast company in the United States, include Univision Network (the "Network"), the most-watched Spanish-language television network in the United States; Univision Television Group ("UTG"), which owns and operates 12 full-power and 7 low-power television stations (the "O&Os"), including full-power stations in 11 of the top 15 U.S. Hispanic markets; Galavisión, the country's leading Spanish-language cable network; Univision Music, which includes a 50% interest in Disa Records, one of the leading music publishing and recording companies in Mexico and Univision Online, Inc. ("Univision Online"), which operates the Company's Internet portal, Univision.com. The Network's signal covers 95 percent of all U.S. Hispanic households through the O&Os, the Network's affiliates (15 full-power and 17 low-power stations with which the Company has affiliation agreements) ("Affiliated Stations") and cable affiliates.

    Effective August 21, 2001, the Company acquired full ownership interest in all 13 of USA Broadcasting's full-power television stations in the key markets of Los Angeles, New York, Chicago, Philadelphia, Boston, Miami, Dallas, Atlanta, Tampa, Houston, Cleveland and Orlando (see Note 5). The Company also acquired the majority interest in the Washington D.C. station in which it had acquired a minority interest from USA Broadcasting. Collectively, all these stations will be referred to as the "USA Group Stations" in this document. In addition, the Company has minority ownership interests in three USA stations located in San Francisco, Denver and St. Louis. The Company has agreed to acquire the majority interest in the San Francisco station. Most of the USA Group Stations, along with additional stations the Company is planning on purchasing will become part of a second network (the "Telefutura Network") the Company expects to launch on January 14, 2002.

2.  Options & Treasury Stock

    During the three months ended September 30, 2001, options were exercised for 484,450 shares of Class A Common Stock, resulting in an increase to Common Stock of $4,845 and an increase to Paid-in-capital of $11,492,000, which included a tax benefit associated with the transactions of $4,051,000. During the nine months ended September 30, 2001, options were exercised for 2,271,050 shares of Class A Common Stock, resulting in an increase to Common Stock of $22,711 and an increase to Paid-in-capital of $51,924,000, which included a tax benefit associated with the transactions of $27,421,000. During the nine months ended September 30, 2001, 6,000 redeemable convertible 6% preferred stock shares were redeemed and converted into a total of 734,225 shares of Class A Common Stock, resulting in an increase to Common Stock of approximately $7,342 and to Paid-in-capital of $5,993,000.

3.  Earnings Per Share

    The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards ("SFAS") No. 128 ("Earnings Per Share"):

    (Dollars in thousands, except for share and per-share data):

	Three Months Ended September 30, 2001			Three Months Ended September 30, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income before extraordinary items	$8,890			$27,620
Less preferred stock dividends	—			(135)

Basic Earnings Per Share
Income before extraordinary items per share available to common stockholders	8,890	208,872,216	$0.04	27,485	205,310,879	$0.13
Effect of Dilutive Securities
Warrants	—	27,413,309		—	27,421,795
Options	—	3,356,555		—	5,485,547
Convertible Preferred Stock	—	—		135	1,101,338

Diluted Earnings Per Share
Income before extraordinary items per share available to common stockholders	$8,890	239,642,080	$0.04	$27,620	239,319,559	$0.12

    (Dollars in thousands, except for share and per-share data):

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income before extraordinary items	$43,800			$81,910
Less preferred stock dividends	(70)			(405)

Basic Earnings Per Share
Income before extraordinary items per share available to common stockholders	43,730	207,747,525	$0.21	81,505	204,627,009	$0.40

Effect of Dilutive Securities
Warrants	—	27,416,596		—	27,422,429
Options	—	4,201,448		—	5,945,901
Convertible Preferred Stock	70	193,074		405	1,101,338

Diluted Earnings Per Share
Income before extraordinary items per share available to common stockholders	$43,800	239,558,643	$0.18	$81,910	239,096,677	$0.34

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

    (In thousands)

	Three Months Ended September 30, 2001			Three Months Ended September 30, 2000
	Broadcasting/ Other	Internet	Total	Broadcasting/ Other	Internet	Total
Net revenues	$220,218	$1,476	$221,694	$211,989	$—	$211,989
Direct operating expenses	83,390	5,331	88,721	74,377	3,972	78,349
Selling, general and administrative expenses	47,245	4,146	51,391	48,925	6,020	54,945
Depreciation and amortization	20,090	1,513	21,603	16,464	696	17,160

Operating income (loss)	$69,493	$(9,514)	$59,979	$72,223	$(10,688)	$61,535

Capital expenditures	$42,477	$2,047	$44,524	$16,332	$1,168	$17,500

Total assets	$2,761,060	$18,531,	$2,779,591	$1,291,249	$15,581	$1,306,830

    (In thousands)

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000
	Broadcasting/ Other	Internet	Total	Broadcasting/ Other	Internet	Total
Net revenues	$650,217	$3,866	$654,083	$624,605	$—	$624,605
Direct operating expenses	244,517	19,532	264,049	216,200	9,143	225,343
Selling, general and administrative expenses	152,577	14,068	166,645	157,740	11,445	169,185
Depreciation and amortization	54,169	4,352	58,521	48,508	839	49,347

Operating income (loss)	$198,954	$(34,086)	$164,868	$202,157	$(21,427)	$180,730

Capital expenditures	$80,586	$4,786	$85,372	$33,371	$11,213	$44,584

Total assets	$2,761,060	$18,531	$2,779,591	$1,291,249	$15,581	$1,306,830

5.  Business developments and acquisitions

    On December 7, 2000, the Company announced that it would acquire 13 fully owned full-power television stations, minority interests in four additional full-power television stations and Station Works, the master control operating system, from USA Broadcasting for $1.1 billion in cash. On June 12, 2001, the Company acquired the first three stations and the Station Works facility, together with the minority ownership interests in the four additional stations for $294,069,000 in cash, excluding legal and consulting fees, financed with drawings under a temporary acquisition facility with Goldman Sachs. On August 21, 2001, the Company acquired the remaining ten USA Broadcasting stations through the issuance of notes aggregating approximately $808 million. The Company made a payment under the notes of approximately $216 million in September 2001 and expects to make the remaining payment of approximately $592 million in January 2002.

    In August 2001, the Company acquired the majority interest in the Washington, D.C. station, in which it had acquired a minority interest from USA Broadcasting, for an additional $59 million through a bankruptcy court proceeding. In addition, the Company exercised a call right to purchase the majority interest in the former USA Broadcasting station in San Francisco. The Company currently has a 49% interest in the station and expects to pay approximately $39 million for the remaining 51% interest. The purchase is expected to be consummated by the end of the first quarter of 2002.

    The Company is in the process of having independent appraisals performed on the stations acquired during the current year, which are expected to be completed during the fourth quarter of 2001.

    On September 28, 2001, the Company loaned Equity Broadcasting Corporation approximately $20,000,000 for the acquisition of two full-power and four low-power television stations. The transaction created an interest-bearing note receivable due to the Company from Equity Broadcasting Corporation.

    On October 11, 2001, the Company entered into as asset purchase agreement to acquire stations in Killeen and El Paso, Texas from White Knight Broadcasting for approximately $30 million. Concurrently, the Company assigned its right to acquire the El Paso station to Entravision Communications Corporation for approximately $18 million. Should Entravision Communications Corporation fail to acquire the El Paso station, the Company will remain liable for the purchase price under the asset purchase agreement.

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

    Based on current assessments, the Company believes that the adoption of SFAS No. 142 will result in a substantial reduction of amortization expense since goodwill, broadcast licenses and affiliation agreements will no longer be amortized. These amounts have not yet been quantified.

Part I, Item 2

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Form 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

    The major assets of Univision Communications Inc. and its wholly owned subsidiaries (the "Company") are the Company's investments in Univision Television Group ("UTG") and Univision Network (the "Network"), from which substantially all of the Company's revenues are derived, as well as its investment in the USA Group Stations that will become part of the Telefutura Network in 2002. UTG's net revenues are derived from the owned-and-operated stations (the "O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. The Network's net revenues include gross advertising revenues generated from the sale of Network advertising, net of agency commissions and station compensation to the Network's affiliates (15 full-power and 17 low-power stations with which the Company has affiliation agreements), as well as subscriber fees. Also included in net revenues are Galavisión's gross advertising revenues, net of agency commissions, Galavisión's subscriber fee revenues, net revenues of Univision Online, Inc. ("Univision Online"), net revenues from the Univision Music, net revenues from the USA Group Stations and miscellaneous revenues.

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

Nine Months Ended September 30, 2001 ("2001"), Compared to Nine Months Ended September 30, 2000 ("2000")

    Revenues.  Net revenues were $654,083,000 in 2001 compared to $624,605,000 in 2000, an increase of $29,478,000 or 4.7%. The Network accounted for $25,304,000 or 85.8% of the increase, the USA Group Stations, Univision Online, Univision Music, and Galavisión accounted for $4,540,000 or 15.4%, $3,866,000 or 13.1%, $3,384,000 or 11.5% and $3,337,000 or 11.3% respectively, of the increase, while the O&Os accounted for a decrease in net revenues of $10,953,000 or 37.1%. The Company's core Broadcast Group (Network, UTG and Galavisión) revenue was $642,293,000 in 2001 compared to $624,605,000 in 2000, an increase of $17,688,000 or 2.8%. The Network's increase is due primarily to an increase of approximately 22% in the average price of advertising spots offset in part by a decrease in volume of approximately 13%. The decrease at the O&Os is due primarily to lower prices for advertising spots of approximately 4%, while the number of spots sold remained essentially flat. The O&Os decrease in revenues was attributable primarily to the Miami, Los Angeles and New York stations offset in part by increases in revenues from the Dallas, San Antonio, Fresno, Chicago and Phoenix stations.

    Expenses.  Direct operating expenses, which include corporate charges of $244,000 and $273,000 in 2001 and 2000, respectively, increased to $264,049,000 in 2001 from $225,343,000 in 2000, an increase of $38,706,000 or 17.2%. The increase was primarily the result of: (a) increased license fees paid or payable under our program license agreements, programming charges for cancelled shows, which includes a cost reduction charge of $3,635,000, and other increased programming costs associated with entertainment and movies accounted for $10,153,000 of the increase, offset in part by the elimination of programming costs associated with a show cancelled in 2000 and reduced novela purchasing costs aggregating $4,305,000; (b) increased sports-related programming costs of $15,993,000, which includes a cost reduction charge of $1,684,000; (c) increased Univision Online costs of $10,389,000; (d) increased USA Group Station costs and Telefutura start-up costs of $3,365,000 and (e) increased Univision Music costs of $2,202,000. As a percentage of net revenues, direct operating expenses increased from 36.1% in 2000 to 40.4% in 2001.

    Selling, general and administrative expenses, which include corporate charges of $9,017,000 and $10,300,000 in 2001 and 2000, respectively, decreased to $166,645,000 in 2001 from $169,185,000 in 2000, a decrease of $2,540,000 or 1.5%. The decrease is due to a reduction in compensation costs of $14,041,000 and the elimination of 2000 costs related to the Company's national advertising campaign of $3,980,000. These decreases were offset by a charge of $6,573,000 for a cost reduction initiative primarily related to severance costs, increased Univision Online costs of $2,623,000, increased Univision Music costs of $2,346,000, increased USA Group Station costs and Telefutura start-up costs of $2,391,000 and an increase in employee benefit costs of $2,495,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 27.1% in 2000 to 25.5% in 2001.

    Depreciation and Amortization.  Depreciation and amortization increased to $58,521,000 in 2001 from $49,347,000 in 2000, an increase of $9,174,000 or 18.6%. The increase is due primarily to an increase in depreciation related to increased capital expenditures and an increase in goodwill amortization resulting primarily from the acquisition of certain USA Broadcasting stations acquired prior the issuance of SFAS No. 142 on June 30, 2001 (see Note 6).

    Operating Income.  As a result of the above factors, operating income decreased to $164,868,000 in 2001 from $180,730,000 in 2000, a decrease of $15,862,000 or 8.8%. As a percentage of net revenues, operating income decreased from 28.9% in 2000 to 25.2% in 2001.

    Interest Expense, net.  Interest expense increased to $35,665,000 in 2001 from $20,651,000 in 2000, an increase of $15,014,000 or 72.7%. The increase is due primarily to increased borrowings associated with the Company's increased investment in Entravision Communications Corporation during the latter part of 2000 and the acquisition of certain USA Broadcasting stations in mid-June 2001.

    Equity Loss in Unconsolidated Subsidiaries and Other.  Equity loss in unconsolidated subsidiaries and other increased to $36,644,000 in 2001 from $72,000 in 2000, an increase of $36,572,000. The increase is due primarily to a charge of $16,804,000 relating to the dissolution of the Company's joint venture in Ask Jeeves en Español, Inc. and equity losses in unconsolidated subsidiaries relating to Entravision Communications Corporation.

    Provision for Income Taxes.  In 2001, the Company reported an income tax provision of $47,283,000, representing $38,080,000 of current tax expense and $9,203,000 of deferred tax expense. In 2000, the Company reported an income tax provision of $77,075,000, representing $70,755,000 of current tax expense and $6,320,000 of deferred tax expense. The total effective tax rate was 51.9% in 2001 and 48.5% in 2000. The Company's effective tax rate of 51.9% for 2001 is higher than the 48.5% for 2000 since the Company's relatively fixed permanent non-deductible tax differences have a greater effect as book pre-tax income decreases.

    Extraordinary Loss on Extinguishment of Debt, Net of Tax.  The Company's extraordinary loss on extinguishment of debt of $2,306,000 in 2001 is due to the write-off of deferred financing cost related to its terminated credit facilities.

    Net Income.  As a result of the above factors, net income in 2001 was $41,494,000 compared to $81,910,000 in 2000, a decrease of $40,416,000 or 49.3%. On a comparable basis, excluding, in 2000, Univision Online losses of $12,785,000 and executive resignation costs of $1,186,000 and in 2001, Univision Online losses of $22,683,000, equity losses in unconsolidated subsidiaries of $20,510,000, the cost reduction initiative charge of $7,076,000, USA Group Station losses of $6,820,000, Univision Music losses of $1,464,000 and the extraordinary loss of $2,306,000 (all net of tax), net income increased by $6,472,000 or 6.8% to $102,353,000 in 2001 from $95,881,000 in 2000. As a percentage of net revenues, net income decreased from 13.1% in 2000 to 6.3% in 2001. On a comparable basis, as a percentage of net revenues, net income increased from 15.4% in 2000 to 15.9% in 2001.

    Corporate Charges.  Corporate charges decreased to $9,261,000 in 2001 from $10,573,000 in 2000, a decrease of $1,312,000 or 12.4%. The decrease is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 1.7% in 2000 to 1.4% in 2001.

    EBITDA.  EBITDA decreased to $223,389,000 in 2001 from $230,077,000 in 2000, a decrease of $6,688,000 or 2.9%. As a percentage of net revenues, EBITDA decreased from 36.8% in 2000 to 34.2% in 2001.

    On a comparable basis, excluding Univision Online losses of $29,734,000, the cost reduction initiative charge of $11,892,000, USA Group Station losses of $1,216,000 and Univision Music losses of $1,164,000 in 2001 and Univision Online losses of $20,588,000 and executive resignation costs of $2,000,000 in 2000, EBITDA increased by $14,730,000 or 5.8% to $267,395,000 in 2001 from $252,665,000 in 2000. As a percentage of net revenues, EBITDA, on a comparable basis, increased from 40.5% in 2000 to 41.6% in 2001.

Three Months Ended September 30, 2001 ("2001"), Compared to Three Months Ended September 30, 2000 ("2000")

    Revenues.  Net revenues were $221,694,000 in 2001 compared to $211,989,000 in 2000, an increase of $9,705,000 or 4.6%. The Network accounted for $5,366,000 or 55.3% of the increase, the USA Group Stations, Univision Music, Univision Online and accounted for $3,849,000 or 39.7%, $3,384,000 or 34.9% and $1,476,000 or 15.2% respectively, of the increase, while the O&Os and Galavisión accounted for a decrease in net revenues of $4,296,000 or 44.3% and $74,000 or .8%. The Company's core Broadcast Group revenue was $212,985,000 in 2001 compared to $211,989,000 in 2000, an increase of $996,000 or .5%. The Network's increase is due primarily to an increase of approximately 24% in the average price of advertising spots offset in part by a decrease in volume of approximately 18%. The decrease at the O&Os is due primarily to lower prices for advertising spots of approximately 5%, while the number of spots sold remained essentially flat. The O&Os decrease in revenues was attributable primarily to the Miami and Los Angeles stations offset in part by increases in revenues from the Dallas, San Antonio, Chicago, San Francisco and Fresno stations.

    Expenses.  Direct operating expenses, which include corporate charges of $79,000 and $83,000 in 2001 and 2000, respectively, increased to $88,721,000 in 2001 from $78,349,000 in 2000, an increase of $10,372,000 or 13.2%. The increase was primarily the result of: (a) higher sports-related programming costs which accounted for $8,553,000 of the increase, offset in part by the elimination of programming costs associated with a show cancelled in 2000, reduced novela purchasing costs, a decrease in technical and news costs and a decrease in license fees paid or payable under our program license agreements aggregating $4,492,000; (b) increased Univision Online costs of $1,359,000; (c) increased USA Group Station costs and Telefutura start-up costs of $2,750,000 and (d) increased Univision Music costs of $2,202,000. As a percentage of net revenues, direct operating expenses increased from 37.0% in 2000 to 40.0% in 2001.

    Selling, general and administrative expenses, which include corporate charges of $2,529,000 and $3,759,000 in 2001 and 2000, respectively, decreased to $51,391,000 in 2001 from $54,945,000 in 2000, a decrease of $3,554,000 or 6.5%. The decrease is due in part to a reduction in compensation costs of $6,233,000 and in lower Univision Online costs of $1,874,000. These decreases were partially offset by increases in USA Group Station costs and Telefutura start-up costs of $2,008,000, in Univision Music costs of $1,511,000, in employee benefit costs of $911,000 and in sales and research costs of $660,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 25.9% in 2000 to 23.2% in 2001.

    Depreciation and Amortization.  Depreciation and amortization increased to $21,603,000 in 2001 from $17,160,000 in 2000, an increase of $4,443,000 or 25.9%. The increase is due primarily to an increase in depreciation related to increased capital expenditures and an increase in goodwill amortization resulting primarily from the acquisition of certain USA Broadcasting stations acquired prior the issuance of SFAS No. 142 on June 30, 2001 (see Note 6).

    Operating Income.  As a result of the above factors, operating income decreased to $59,979,000 in 2001 from $61,535,000 in 2000, a decrease of $1,556,000 or 2.5%. As a percentage of net revenues, operating income decreased from 29.0% in 2000 to 27.1% in 2001.

    Interest Expense, net.  Interest expense increased to $16,480,000 in 2001 from $7,538,000 in 2000, an increase of $8,942,000 or 118,6%. The increase is due primarily to increased borrowings associated the acquisition of certain USA Broadcasting stations in mid-June 2001.

    Equity Loss in Unconsolidated Subsidiaries and Other.  Equity loss in unconsolidated subsidiaries and other increased to $22,877,000 in 2001 from $72,000 in 2000, an increase of $22,805,000. The increase is due primarily to a charge of $16,804,000 relating to the dissolution of the Company's joint venture in Ask Jeeves en Español, Inc. and equity losses in unconsolidated subsidiaries relating to Entravision Communications Corporation.

    Provision for Income Taxes.  In 2001, the Company reported an income tax provision of $10,933,000, representing $3,230,000 of current tax expense and $7,703,000 of deferred tax expense. In 2000, the Company reported an income tax provision of $25,967,000, representing $23,353,000 of current tax expense and $2,614,000 of deferred tax expense. The total effective tax rate was 55.2% in 2001 and 48.5% in 2000. The Company's effective tax rate of 55.2% for 2001 is higher than the 48.5% for 2000 since the Company's relatively fixed permanent non-deductible tax differences have a greater effect as book pre-tax income decreases.

    Extraordinary Loss on Extinguishment of Debt, Net of Tax.  The Company's extraordinary loss on extinguishment of debt of $1,976,000 in 2001 is due to the write-off of deferred financing cost related to its terminated credit facilities.

    Net Income.  As a result of the above factors, net income in 2001 was $6,914,000 compared to $27,620,000 in 2000, a decrease of $20,706,000 or 75.0%. On a comparable basis, excluding, in 2000, Univision Online losses of $6,396,000 and executive resignation costs of $1,186,000 and in 2001, Univision Online losses of $7,673,000, equity losses in unconsolidated subsidiaries of $12,653,000, USA Group Station losses of $6,229,000, Univision Music losses of $974,000 and the extraordinary loss of $1,976,000 (all net of tax), net income increased by $1,217,000 or 3.5% to $36,419,00 in 2001 from $35,202,000 in 2000. As a percentage of net revenues, net income decreased from 13.0% in 2000 to 3.1% in 2001. On a comparable basis, as a percentage of net revenues, net income increased from 16.6% in 2000 to 17.1% in 2001.

    Corporate Charges.  Corporate charges decreased to $2,608,000 in 2001 from $3,842,000 in 2000, a decrease of $1,234,000 or 32.1%. The decrease is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 1.8% in 2000 to 1.2% in 2001.

    EBITDA.  EBITDA increased to $81,582,000 in 2001 from $78,695,000 in 2000, an increase of $2,887,000 or 3.7%. As a percentage of net revenues, EBITDA decreased from 37.1% in 2000 to 36.8% in 2001.

    On a comparable basis, excluding Univision Online losses of $8,001,000, USA Group Station losses of $909,000 and Univision Music losses of $330,000 in 2001 and Univision Online losses of $9,992,000 and executive resignation costs of $2,000,000 in 2000, EBITDA increased by $135,000 or .1% to $90,822,000 in 2001 from $90,687,000 in 2000. As a percentage of net revenues, EBITDA, on a comparable basis, decreased from 42.8% in 2000 to 42.6% in 2001.

Liquidity and Capital Resources

    The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

    Capital expenditures totaled $85,372,000 for the nine months ended September 30, 2001. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital improvements and replacing several towers and antennas, the Company is also in the process of completing upgrades to its management information systems infrastructure and the build-out of its television station facilities in Los Angeles, Phoenix and Bakersfield. For the balance of 2001, the Company plans to spend a total of approximately $75,000,000. Total capital expenditures for 2001 will consist of $62,000,000 for the build-out of its television station facilities in Los Angeles, Phoenix and Bakersfield, $8,500,000 for Univision Online, $30,000,000 for digital technology, $27,000,000 for the Telefutura Network and approximately $32,500,000 for normal capital improvements, Network facilities expansion and management information systems. The Company expects to fund its capital expenditure requirements primarily from its operating cash flow and, if necessary, from proceeds available under its bank facility.

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

    Concurrent with the issuance of the Senior Notes on July 18, 2001, the Company entered into a new five-year credit agreement with a syndicate of commercial lenders from whom the Company received commitments of $1.22 billion. The new credit agreement consists of a $500 million revolving credit facility and a $720 million term loan. Each of the credit facilities will mature on the fifth anniversary of the date of the initial borrowings under the credit agreement. At September 30, 2001, the Company had borrowings of $465,000,000 outstanding under its term loan and $87,350,000 outstanding under its revolving credit facility.

    The subsidiaries that are guaranteeing the Company's obligations under the new revolving credit facility and term loan are also guaranteeing the Notes. Initially, the subsidiary guarantors under the new credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries and, until final payment of the purchase price for the additional stations to be acquired from USA Broadcasting, the special purpose subsidiary that was created to acquire those stations. The guarantees of the obligations under the revolving credit facility, term loan and the Notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's.

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

    The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its LIBOR loans at September 30, 2001, a change of 10% in interest rates would have an impact of approximately $2,750,000 on pre-tax earnings and pre-tax cash flows over a one-year period.

    On December 7, 2000, the Company announced that it would acquire 13 fully owned full-power television stations, minority interests in four additional full-power television stations and Station Works, the master control operating system, from USA Broadcasting for $1.1 billion in cash. On June 12, 2001, the Company acquired the first three stations and the Station Works facility, together with the minority ownership interests in the four additional stations for $294,069,000 in cash, excluding legal and consulting fees, financed with drawings under a temporary acquisition facility with Goldman Sachs. On August 21, 2001, the Company acquired the remaining ten USA Broadcasting stations through the issuance of notes aggregating approximately $808 million. The Company made a payment under the notes of approximately $216 million in September 2001 and expects to make the remaining payment of approximately $592 million, with funds from its existing credit facility, in January 2002.

    In August 2001, the Company acquired the majority interest in the Washington, D.C. station, in which it had acquired a minority interest from USA Broadcasting, for an additional $59 million through a bankruptcy court proceeding. In addition, the Company exercised a call right to purchase the majority interest in the former USA Broadcasting station in San Francisco. The Company currently has a 49% interest in the station and expects to pay approximately $39 million for the remaining 51% interest. The purchase is expected to be consummated by the end of the first quarter of 2002.

    On September 28, 2001, the Company loaned Equity Broadcasting Corporation approximately $20,000,000 for the acquisition of two full-power and four low-power television stations. The transaction created an interest-bearing note receivable due to the Company from Equity Broadcasting Corporation.

    On October 11, 2001, the Company entered into as asset purchase agreement to acquire stations in Killeen and El Paso, Texas from White Knight Broadcasting for approximately $30 million. Concurrently, the Company assigned its right to acquire the El Paso station to Entravision Communications Corporation for approximately $18 million. Should Entravision Communications Corporation fail to acquire the El Paso station, the Company will remain liable for the purchase price under the asset purchase agreement.

    During the third quarter of 2001, the Company decided to dissolve its joint venture in Ask Jeeves en Español, Inc.; consequently, the Company's equity loss in unconsolidated subsidiaries/other amount reported includes a charge of $16,804,000, or $9,998,000 net of tax. The Company expects to recover approximately $18,500,000 in cash from its equity investment in Ask Jeeves en Español, Inc.

    In June 2001, the Company agreed to acquire a subsidiary of Raycom Media Inc. that owns and operates two full-power television stations in Puerto Rico for $190 million plus working capital.

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

UNIVISION COMMUNICATIONS INC. (Registrant)
November 13, 2001 Los Angeles, California	By:	/s/ GEORGE W. BLANK George W. Blank Executive Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES INDEX
Part I
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Financial Introduction
Part I, Item 1
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per-share data)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME For the Three and Nine Months Ended September 30, (In thousands, except share and per-share data) (Unaudited)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, (Dollars in thousands) (Unaudited)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2001 (Unaudited)
Part I, Item 2
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Form 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations
Part I
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II
Item 6. Exhibits and Reports on Form 8-K
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES SIGNATURE