Form 10-K
period 2001-12-31
UNIVISION COMMUNICATIONS INC
filed 2002-03-29
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.

Incorporated in Delaware

I.R.S. Employer Identification Number: 95-4398884

1999 Avenue of the Stars, Suite 3050
Los Angeles, California 90067
Tel: (310) 556-7676

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Class A Common Stock, Par Value $.01	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        There were 141,432,737 shares of Class A Common Stock, $.01 par value, outstanding as of February 14, 2002. The aggregate market value of the Class A Common Stock of the Company held by non-affiliates on February 14, 2002 was approximately $5,900,000,000. This calculation does not include the value of any of the outstanding shares of Class P, Class T or Class V Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2002 are incorporated by reference into Part III hereof.

Forward-Looking Statements

        All statements, other than statements of historical fact, contained within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "potential," "expect," "plan" or the negative of these terms, and similar expressions intended to identify forward-looking statements.

        These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

        Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in "Risk Factors" or in the documents incorporated by reference in this report.

PART I

ITEM 1. Business

        Univision Communications Inc., together with its wholly owned subsidiaries (the "Company"), is the leading Spanish-language media company in the United States with operations during 2001 in three business segments:

  •
  Broadcasting:  The Company's principal business segment is broadcasting, which consists of the Univision, TeleFutura and Galavisión television networks, 48 owned-and-operated broadcast television stations (30 full-power and 18 low-power) and the Company's television production business. See "—Broadcasting."

  •
  Internet:  Univision Online, Inc. ("Univision Online") operates the Company's Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. See "—Internet."

  •
  Music:  The Company's music recording and publishing business consists of the operations of the Univision Music Group, which was launched in April 2001 and records and publishes the music of developing and established Latin artists. See "—Music."

        At December 31, 2001, the Company had an approximate 32% interest in Entravision Communications Corporation ("Entravision"), a diversified Spanish-language media company that owns and operates the majority of the Company's non-owned full-power broadcast affiliates. Entravision operates in 21 of the nation's top 50 Hispanic markets and owns 35 of the Company's affiliated stations. The Company also holds a 50% interest in Mexico-based Disa Records, the second largest Spanish-language record label in the world, specializing in regional Mexican music.

        The Company is a Delaware corporation, and its principal executive offices are located at 1999 Avenue of the Stars, Suite 3050, Los Angeles, California 90067, telephone number (310) 556-7676. The Company's stock is traded on the New York Stock Exchange (UVN) and is part of the Standard & Poor's S&P 500 Index. The terms "Company," "we," "us" and "our" refer collectively to the parent company and the subsidiaries through which our various business are conducted, unless the context otherwise requires.

Recent Developments

        On December 7, 2000, the Company announced that it would acquire from USA Broadcasting, Inc. for $1.1 billion in cash, 13 full-power television stations, minority interests in four additional full-power television stations and Station Works, LLC, the master control operating system for the station group. On June 12, 2001, the Company acquired the first three full-power stations, the Station Works facility, and the minority ownership interests in the four additional full-power stations for $294,069,000 in cash. On August 21, 2001, the Company acquired the remaining 10 full-power stations through the issuance of non-interest bearing notes aggregating approximately $808,000,000. The Company made a payment under the notes of approximately $216,000,000 in September 2001 and made the remaining payment of approximately $592,000,000 in January 2002 with funds from its existing credit facility and proceeds received from the issuance of mandatory convertible preferred stock to Grupo Televisa, S.A. and its affiliates ("Televisa"). During the interim period between the acquisition of the stations in August 2001 and the respective maturity dates for the notes, the Company continued to operate these stations as English-language Home Shopping Network ("HSN") channels as required by the purchase agreement with USA Broadcasting. Each station entered into an affiliation agreement with HSN (an affiliate of USA Broadcasting) and agreed to broadcast up to 24-hours per day of HSN programming until October 1, 2001 with respect to two New York stations and until January 14, 2002 with respect to the Boston, Chicago, Cleveland, Houston, Los Angeles, Orlando, Philadelphia and Tampa stations. In August 2001, the Company also acquired the majority interest in the Washington, D.C. station (in which it had previously acquired the minority interest from USA Broadcasting) for an additional $59,000,000 through a bankruptcy court proceeding. At December 31, 2001, the Company had a minority interest of $69,875,000 in the San Francisco, Denver and St. Louis stations, which were part of the USA Broadcasting acquisition. In January 2002, the Company purchased the majority interest in the San Francisco station for approximately $41,000,000. The majority of the stations acquired from USA Broadcasting are part of the TeleFutura Television Group.

        In June 2001, the Company purchased for $26,000,000 an approximate 20% non-voting preferred stock equity interest in Equity Broadcasting Corporation ("Equity Broadcasting"), which is the ninth-largest broadcasting corporation in the United States with more than 40 full-power and 60 low-power television stations. In addition, in September 2001, the Company purchased an additional 4.9% of Equity Broadcasting's Class A common stock for approximately $2,500,000. This investment is accounted for under the cost method. On September 28, 2001, the Company loaned Equity Broadcasting approximately $20,000,000, which created an interest-bearing note receivable due to the Company from Equity Broadcasting. In December 2001, the Company acquired two full-power and four low-power television stations from Equity Broadcasting, and the entire note receivable plus interest was applied to the purchase price.

        Also, in June 2001, Univision Music, Inc. acquired a 50% interest in Monterrey, Mexico-based Disa Records, S.A. de C.V. ("Disa") from the Chavez family. Disa Records is the second-largest independent Spanish-language record label in the world; it represents more than 50 artists and owns a large catalog of more than 1,000 master recordings of Mexican regional music. The Chavez family maintains a 50% ownership in Disa Records and continues to manage the business. The Company has a call right and the Chavez family has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

        On October 11, 2001, the Company entered into an asset purchase agreement to acquire stations in Killeen and El Paso, Texas from White Knight Broadcasting for approximately $30,000,000. Concurrently, the Company assigned its right to acquire the El Paso station to Entravision for approximately $18,000,000. In January 2002, the Company acquired the Killeen station for $12,000,000, and Entravision acquired the El Paso station.

        On December 19, 2001, the Company, Televisa and Corporacion Venezolana de Television, C.A. (VENEVISION), a leading international producer of Spanish-language television and Venezuela's leading television network, together with Venevision Investments LLC and its affiliates ("Venevision"), reached a multi-faceted global alliance. Under this comprehensive agreement, Univision Network, TeleFutura Network and Galavisión will now have exclusive U.S. broadcast rights to Televisa and Venevision programming (with certain limited exceptions), the most popular Spanish-language programming in the world, through 2017. As part of the agreements, Televisa made an equity investment in the Company of $375,000,000 and received Class B Preferred Stock that automatically converted, on February 25, 2002, into 10,594,500 shares, based on an arms-length negotiated 6% discount, of the Company's Class A Common Stock upon expiration of the waiting period under the Hart-Scott-Rodino Act. The parties also agreed to amend the Company's charter documents to eliminate or modify certain governance rights held by the directors elected by Televisa and Venevision and to eliminate the right of holders of the Company's Class T Common Stock and Class V Common Stock to elect additional directors upon a change in federal law increasing the percentage that non-U.S. citizens may own in companies that own television stations. In connection with the changes to the Company's charter documents, the Company issued warrants to both Televisa and Venevision to purchase in the aggregate, in the case of Televisa, 9,000,000 warrants to acquire 6,274,864 additional shares of Class A Common Stock and 2,725,136 additional shares of Class T Stock and, in the case of Venevision, 2,800,000 warrants to acquire 74,864 additional shares of Class A Common Stock and 2,725,136 Class V Stock. The warrants were issued in exchange for the value of certain rights previously held by the holders of shares of Class T and Class V Stock. The exercise price of the warrants is $38.261 per share. At December 31, 2001, Televisa and Venevision owned a total of 9,002,000 and 30,237,700 warrants, respectively, which includes warrants issued in December 1992. The 1992 warrants are exercisable for Class T and Class V Common Stock at an exercise price of $0.0322 per share. In addition, the Company agreed to acquire Televisa's music recording company, Fonovisa Music Group ("Fonovisa"), North America's premier Latin music label, for 6 million shares of Class A Common Stock and warrants to purchase 100,000 shares of Class A Common Stock at an exercise price of $38.261 per share.

        The Company also agreed to form a venture with Televisa to engage in the exploitation in the U.S. of Televisa's pay television channels (but excluding general entertainment channels and novelas). Televisa's existing channels include music video channels and movie channels.

        Effective February 1, 2002, the Company entered into a time brokerage agreement with Raycom Media, Inc. ("Raycom") to manage its two stations in Puerto Rico. Under the agreement, the Company will program WLII-TV 11 in San Juan and WSUR-TV 9 in Ponce, collectively branded as "Teleonce" on behalf of Raycom. The new programming under the agreement will also be telecast through WORA-TV 5 in Mayaguez, the long-term western affiliate to Teleonce. The management fee to the Company will be approximately $500,000 per year. In addition, the Company entered into an option agreement that expires on December 31, 2004 to acquire these stations for $190,000,000. The purchase price will be reduced if certain earnings targets are met during the period prior to the expiration of the option agreement.

Broadcasting

        The Company's principal business segment is broadcasting, which consists of the Univision, TeleFutura and Galavisión television networks, the Univision Television Group ("UTG") owned-and-operated broadcast television stations (collectively, the "UTG O&Os"), the TeleFutura Television Group ("TTG") owned-and-operated broadcast television stations (collectively, the "TTG O&Os") and the Company's television production business.

Univision Network, Univision Television Group and Univision Network Affiliates

        Univision Network.    The Univision Network is the leading Spanish-language television network in the U.S., reaching more than 97% of all U.S. "Hispanic Households" (those with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household). It is the most watched television network (English or Spanish-language) among Hispanic Households and had a 79% average share in prime time of the U.S. Spanish-language network television audience in the 2000-2001 season. From its operations center in Miami, the Univision Network provides its broadcast and cable affiliates with 24 hours per day of Spanish-language programming with a prime time schedule of substantially all first-run programming (i.e., no re-runs) throughout the year. The operations center also provides production facilities for Univision Network's news and entertainment programming.

        Univision Television Group.    At December 31, 2001, UTG owned-and-operated 16 full-power (15 of which are affiliated with Univision Network) and six low-power stations, representing approximately 73% of its Network broadcast distribution. Fifteen of the UTG O&Os broadcast Univision Network's programming, and most produce local news and other programming of local importance, cover special events and may acquire programs from other suppliers. These full-power UTG O&Os are located in 11 of the top 15 designated market areas ("DMAs") in terms of numbers of Hispanic Households—Los Angeles, New York, Miami, Houston, Chicago, Dallas, San Francisco, San Antonio, Phoenix, Fresno and Sacramento. According to the November 2001 Nielsen Station Index ("NSI") Survey, which measures local station viewing of all households in a specific DMA, three of the full-power UTG O&Os (located in Fresno, Houston and Miami) rank as the top station in their respective DMAs, English- or Spanish-language, based on total audience rank of adults 18 to 49 years of age. UTG's Bakersfield full-power station is a UPN affiliate. UTG's six low-power, Spanish-language television stations serve the Austin, Bakersfield, Fort Worth, Phoenix, Santa Rosa and Tucson DMAs. As of December 31, 2001, Univision Network had 16 full-power and 27 low-power television station affiliates ("UTG Affiliated Stations") and approximately 1,352 cable affiliates. As of December 31, 2001, each of the UTG O&Os and its full-power affiliated stations ranked first in Spanish-language television viewership in its DMA.

        Univision Network produces and acquires programs, makes those programs available to its affiliates, including the UTG O&Os, and sells network advertising. The full-power UTG O&Os and full-power Univision Network affiliated stations together reach approximately 7.8 million, or approximately 77%, of Hispanic Households. The low-power UTG O&Os and low-power Univision Network affiliated stations (including translators) together reach approximately .9 million, or approximately 9%, of Hispanic Households. The cable affiliates and direct broadcast systems reach approximately 1.2 million, or approximately 11%, of Hispanic Households.

        Affiliation Agreements.    Each of Univision Network's affiliates has the right to preempt (i.e., to decline to broadcast at all or at the time scheduled by Univision Network), without prior Univision Network permission, any and all Univision Network programming that it deems unsatisfactory, unsuitable or contrary to the public interest or to substitute programming it believes is of greater local interest, provided that Univision Network consents to any rescheduling of preempted programming.

        Each affiliation agreement grants Univision Network's affiliate the right of first refusal to Univision Network's entire program schedule.    The affiliation agreements generally provide that 50% of all advertising time be retained by Univision Network for Univision Network advertising and the other 50% of the time be allocated to Univision Network's affiliate for local and national spot advertising. However, this allocation may be modified at Univision Network's discretion.

        The UTG Affiliated Stations retain 100% of all local and national advertising revenues, and Univision Network retains 100% of network advertising revenues.

        Univision Network from time to time may enter into affiliation agreements with additional stations in new DMAs based upon its perception of the market for Spanish-language television and the Hispanic market in the station's DMA.

        Cable Affiliates.    Univision Network has historically used cable affiliates to reach communities that could not support a broadcast affiliate because of the relatively small number of Hispanic Households. Cable affiliation agreements may cover an individual system operator or a multiple system operator. Cable affiliation agreements are for the most part non-exclusive, thereby giving Univision Network the right to license all forms of distribution in cable markets. Cable affiliates generally receive Univision Network's programming for a fee based on the number of subscribers. Univision Network retains 100% of the allocation of network advertising revenues attributable to cable affiliates and provides certain cable affiliates with two minutes of local advertising time per hour. Cable affiliates retain 100% of local and national advertising revenues.

        Affiliate Rank.    According to the November 2001 Nielsen Hispanic Station Index ("NHSI") and the November 2001 NSI, 11 of the 15 full-power UTG O&Os (Los Angeles, New York, Miami, Houston, Chicago, Dallas/Ft. Worth, San Francisco, San Antonio, Phoenix, Fresno and Sacramento) ranked first among Spanish-language television stations in their respective DMAs. No data was available for the other four full-power UTG O&Os (Philadelphia, Atlanta, Killeen/Waco and Cleveland), which became Univision Network affiliates in January 2002. In addition, 15 of the 16 full-power UTG Affiliated Stations (McAllen/Brownsville, Albuquerque, Denver, El Paso, Tampa, Orlando, Boston, Las Vegas, Corpus Christi, Salines/Monterey, Hartford/New Haven, Laredo, Yuma/El Centro, Santa Barbara-Santa Maria-San Luis Obisbo, Odessa/Midland) also ranked first among Spanish-language television stations in their respective DMAs. No data was available for the Portland affiliate, which became a Univision Network affiliate in January 2002.

TeleFutura Network and TeleFutura Television Group

        TeleFutura Network.    On January 14, 2002, the Company launched a new 24-hour general-interest Spanish- language broadcast network, TeleFutura, to meet the diverse preferences of the multi-faceted U.S.

Hispanic community. TeleFutura Network's signal covers approximately 72% of all U.S. Hispanic households through TeleFutura O&Os (14 full-power and 12 low-power television stations) and TeleFutura Network's affiliates, 1 full-power and 17 low-power stations ("TTG Affiliated Stations"). The TeleFutura Network is designed to counter-program traditional Spanish-language lineups and draw additional viewers to Spanish-language television.

        TeleFutura Television Group.    The TTG O&Os consist of 14 full-power and 12 low-power Spanish-language television stations, representing approximately 85% of the TeleFutura Network broadcast distribution. The TTG O&Os include full-power stations in 8 of the top 10 U.S. Hispanic markets. The 14 full-power TTG O&Os are located in Los Angeles, New York (2 stations), Miami, Houston, Chicago, Dallas, San Francisco, Phoenix, Washington, Tampa, Orlando, Boston and Tucson. The 12 low-power TTG O&Os serve the Hartford, Lompoc, Paso Robles, Philadelphia, Phoenix, San Antonio, San Luis Obispo, Santa Barbara, Santa Maria and Tucson markets. In addition, the TeleFutura Network expects to enter into affiliation agreements with broadcast television stations and cable television systems to provide TeleFutura Network programming.

        After being acquired from USA Broadcasting in August 2001, eight of the 14 full-power TTG O&Os, i.e., the Los Angeles, New York (2 stations), Houston, Chicago, Tampa, Orlando and Boston stations were operated as English-language Home Shopping Network ("HSN") channels as required by the terms of the Company's acquisition agreement with USA Broadcasting. See "—Recent Developments" and Note 14 to Notes to Consolidated Financial Statements.

Galavisión

        The Company also owns Galavisión Network ("Galavisión"), the leading U.S. Spanish-language general entertainment basic cable television network, which reaches approximately 5 million Hispanic cable and direct broadcast system subscribers. According to Nielsen Media Research ("Nielsen"), Galavisión reaches over 75% of all Hispanic Households that subscribe to cable and direct broadcast systems. Galavisión's programming line-up includes sports, music, bicultural shows, educational children's programming, news, novelas, variety, monthly specials and movies.

        The Company programs its three networks so that Galavisión, Univision Network and TeleFutura Network generally will not run the same type of program simultaneously.

Music Recording and Publishing

        In April 2001, the Company launched Univision Music Group, its music publishing and recording division, which is led by music industry veteran, José Behar, and is headquartered in Los Angeles. Univision Music Group consists of the Company's formation of a wholly-owned subsidiary, Univision Music, Inc., and its majority-owned subsidiary Univision Music LLC. Univision Music, Inc. owns 98% of Univision Music LLC, 1% is owned by the Company and 1% is owned by Diara, Inc., which is wholly-owned by José Behar. Under the terms of the operating agreement for Univision Music LLC, Diara's ownership interest escalates to 20% by the end of the fifth year of operations. In 2006, Diara has a put right and Univision Music, Inc. has a call right that would require Univision Music, Inc. to purchase all of Diara's interest in Univision Music LLC. See Note 3 to Notes to Consolidated Financial Statements.

        Also, in June 2001, Univision Music, Inc. acquired a 50% interest in Monterrey, Mexico-based Disa Records, S.A. de C.V. ("Disa") from the Chavez family. Disa Records is the second-largest independent Spanish-language record label in the world; it represents more than 50 artists and owns a large catalog of more than 1,000 master recordings of Mexican regional music. The Chavez family maintains a 50% ownership in Disa Records and continues to manage the business. The Company has a call right and the Chavez family has a put right starting in June 2006, that will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

        In December 2001, as part of the transaction with Televisa (see "—Recent Developments"), the Company agreed to acquire Fonovisa, Televisa's Latin music company. Fonovisa has approximately 120 recording artists on its roster and owns a substantial record and music publishing catalog. The Company expects the acquisition to be completed in the second quarter of 2002. The Company and Mr. Behar are re-negotiating his employment contract to take into account the Fonovisa agreement.

        Upon completion of the Fonovisa acquisition, Univision Music Group will have three recording labels—Univision Music, Disa and Fonovisa—and is expected to be among the leaders in record sales of Latin music in the U.S. and Puerto Rico.

        The Univision Music label signed several young Latin artists in 2001, some of whom already have achieved great success. A number of the first releases in 2001 shot almost immediately to top positions on Billboard Magazine's Latin charts—an event that usually takes new artists and their labels several years and multiple albums to accomplish. With its two current labels, Univision Music and Disa, Univision Music Group has recording contracts with several artists whose recordings have achieved gold record status (100,000 units in the Spanish-music industry).

Internet

        Through its online subsidiary, Univision Online, Inc., the Company develops, publishes and distributes content for online services intended to appeal to a broad consumer interest in entertainment, sports, recreation, travel, news, and personal finance. The Company's Internet portal, Univision.com, is directed at Hispanics in the United States, Mexico and Latin America. Working from offices in New York, Miami, Los Angeles and Mexico City, Univision Online is producing a substantial percentage of its own Spanish-language programming content, including streaming video featuring stars of Univision Network, TeleFutura Network, Galavisión and the sports and entertainment fields. The Company launched its Internet operations in the third quarter of 2000 and has significantly expanded its Internet business in 2001. In its first full year of operations, Univision.com became the #1 Spanish-language website for U.S. Hispanics based on Nielsen Media Research in May/June 2001.

        Use of the Internet by U.S. Hispanics is climbing rapidly. In 1998, fewer than 10% of U.S. Hispanic households had Internet access. By 2001, the percentage had more than tripled to 32.3%, and it is projected to continue to increase rapidly in the next two years. In 2001, Spanish-speaking and bilingual Internet users in the U.S. visited Univision.com three times more often than they did Yahoo! En Español and four times more often than they did Terra, based on Nielsen Media Research conducted in May/June 2001. Also in 2001, page views grew by a 10.8% monthly compounded rate based on 2001 Univision.com Audit Bureau Circulation Interactive ("ABCi") audits. As a result of these factors, Univision Online attracted more than 45 advertisers from major consumer product companies in 2001, including firms buying advertising across all of the Company's media platforms.

        During 2001, Univision Online entered into various strategic content and marketing alliances, including the following:

  •
  America Online.  In December 2001, the Company entered into an extensive strategic content and marketing alliance with America Online, Inc., which will expand the Company's U.S. Hispanic Internet penetration. Under this agreement, America Online will expand its Spanish-language offering by featuring Univision.com content across several America Online, Inc. interactive properties, including AOL, CompuServe and Netscape. Users of Univision.com will have access to co-branded email and Instant Messenger applications from AOL.
  •
  Country Wide Home Loans & Fannie Mae.  In February 2001, Univision Online, Inc., together with Countrywide Home Loans, Inc. and Fannie Mae, launched the Casa Channel on Univision.com. Casa is the first on-line Spanish-language resource for home buying and home ownership and was created to help increase the home ownership rate among Hispanics by providing the necessary home buying information, tools and the ability to apply for a loan online. The Casa Channel provides consumers with critical information about the mortgage process, including information regarding the importance of the buyer's credit status, refinancing, home improvement projects and financing, key mortgage-related terms and Fannie Mae's True Cost Calculator. The True Cost calculator is an online tool that helps consumers calculate all the costs of getting a mortgage, including interest rates and points, mortgage insurance costs, appraisal fees, title insurance fees and other settlement charges.

The Hispanic Audience in the United States

        Management believes that Spanish-language television, in general, and the Company, in particular, have benefited and will continue to benefit from a number of factors, including projected Hispanic population growth, high Spanish-language retention among Hispanics, increasing Hispanic buying power and greater advertiser spending on Spanish-language media. Unless otherwise noted, the research data provided below, pertaining to the Hispanic audience in the U.S., was derived from "The Hispanic Consumer Market Report in 1999 and Forecasts to 2020: Standard & Poor's DRI, 2000."

        Hispanic Population Growth and Concentration.    The Hispanic population of the U.S. increased by 58% between 1990 and 2000 to 35.3 million according to the 2000 U.S. Census. This rate of growth was more than 4 times that of the total U.S. population and approximately 7 times that of the U.S. non-Hispanic population. While Hispanics accounted for 12.5% of the U.S. population in 2000, the U.S. Census Bureau projects that the Hispanic percentage will double to approximately 25% of the total U.S. population by the middle of this century, confirming a fundamental shift in the ethnic makeup of the country. According to the 2000 U.S. Census, Hispanics accounted for 27% of the population of New York City and 46.5% of Los Angeles, the two cities with the largest total and the largest Hispanic populations. Approximately 50% of all Hispanics are located in the seven U.S. cities with the largest Hispanic populations, and the Company, through the UTG O&Os and the TTG O&Os, owns two stations in six of these cities, and three stations in the New York market.

        Spanish-Language Use.    Approximately 68% of all Hispanics, regardless of income or educational level, speak Spanish at home. This percentage is expected to remain relatively constant through 2010. Consequently the number of Hispanics speaking Spanish in the home is expected to increase significantly in the foreseeable future. As shown in the chart below, the number of Hispanics who speak Spanish in the home is expected to grow from 16.2 million in 1990 to 23.5 million in 2002 and 29.3 million in 2010. The Company believes that the strong Spanish-language retention among Hispanics indicates that the Spanish-language media has been and will continue to be an important source of news, sports and entertainment for Hispanics.

Spanish Language Use

Source: Standard & Poor's DRI

        Greater Hispanic Buying Power.    The Hispanic population represents estimated total consumer expenditures of $523 billion in 2002 (7.7% of the total U.S. consumer expenditures), an increase of 143% since 1990. Hispanics are expected to account for $1 trillion of U.S. consumer spending (9.5% of the U.S. total consumer expenditures) by 2010, far outpacing the expected growth in total U.S. consumer expenditures.

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

        Increased Spanish-Language Advertising.    According to "Hispanic Business" magazine, $2.22 billion of total advertising expenditures were directed towards Spanish-language media in 2001, representing a five-year cumulative growth rate of 13.1%. Of these amounts, approximately 58.8% of the $2.22 billion in advertising expenditures in 2001 targeting Hispanics was directed towards Spanish-language television advertising. The Company believes that major advertisers have found that Spanish-language television advertising is a more cost-effective means to target the growing Hispanic audience than English-language broadcast media. See "—Advertising."

Ratings

        During the last five years, Univision Network has consistently ranked first in prime time television among all Hispanic adults. In addition, Univision Network has successfully increased its audience ratings compared to both the Spanish-language and the English-language broadcast networks. Spanish-language television prime time is from 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday through Saturday. English-language television prime time is from 8 p.m. to 11 p.m., Eastern and Pacific Standard Times, Monday through Saturday and 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday. The following table shows that Univision Network's prime time audience ratings, Sunday through Saturday during the last five years, among Hispanic adults aged 18 to 49, the age segment most targeted by advertisers, is considerably higher than the other networks:

Prime Time Ratings Among Hispanic Adults Aged 18 to 49

Network	1997	1998	1999	2000	2001
Univision	10.1	10.2	11.0	9.7	9.8
ABC	2.3	2.0	2.1	2.2	1.8
CBS	1.5	1.3	1.3	1.3	1.4
FOX	2.9	2.7	2.5	2.4	2.4
NBC	2.5	2.3	2.2	2.1	1.9
Telemundo	1.6	1.5	1.4	2.5	2.5
Univision share	48.3%	51.0%	53.7%	48.0%	49.5%

Source: Nielsen Hispanic Television Index ("NHTI")

        In addition, Univision Network has consistently had between 95% and 100% of the 20 most widely watched programs among all Hispanic Households during the past five years.

Program License Agreements

        Through the Program License Agreements (amended and restated as of December 19, 2001), the Company has the exclusive right until December 2017 to air in the U.S. all Spanish-language programming produced by or for Televisa and Venevision (with certain limited exceptions). Televisa, which is the world's largest producer of Spanish-language television programs, is the leading media and entertainment company in Mexico with an approximate 73% share of Mexico's viewing audience during 2001. Venevision is Venezuela's leading television network with an approximate 48% share of its viewing audience during 2001. The Program License Agreements provide Univision Network, TeleFutura Network and Galavisión with access to programming to fill up to 100% of their daily schedules. Televisa and Venevision programming represented approximately 36% and 11%, respectively, of Univision Network's non-repeat broadcast hours in 2001.

        The Program License Agreements allow the Company long-term access to Televisa and Venevision programs and the ability to terminate unsuccessful programs and replace them with other Televisa and Venevision programs without paying for the episodes that are not broadcast. Accordingly, the Company has more programs available to it and greater programming flexibility than any of its competitors. This program availability and flexibility permits the Company to adjust programming on all its networks to best meet the tastes of its viewers.

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

        In consideration of access to the programming of Televisa and Venevision, the Company pays Televisa and Venevision aggregate royalties based upon time sales of Univision Network, UTG and Galavisión from broadcasting, including trade, television subscription and barter revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation, time sales relating to advertising sold to Televisa and provided to Venevision and taxes other than withholding taxes ("Combined Net Time Sales"). Aggregate royalties to Televisa and Venevision are 15% of Combined Net Time Sales. Under terms of the expanded programming agreement, the Company will pay Televisa an additional fee of 3% on incremental Combined Net Time Sales of Univision Network, UTG and Galavisión over and above 2001 amounts, as well as a 12% royalty fee on TeleFutura Net Time Sales (calculated in a manner similar to Combined Net Time Sales), subject to certain adjustments. TeleFutura's royalty fee to Televisa for 2002 will be zero. In 2003, the minimum royalty fee will be $5,000,000, increasing by $2,500,000 per year thereafter, subject to a maximum annual minimum royalty fee of $12,500,000, resulting in a minimum royalty fee of $7,500,000 in 2004, $10,000,000 in 2005 and $12,500,000 for the years 2006 through 2017. Venevision will be paid up to 3% of additional royalty fees on incremental Combined Net Time Sales over a 2001 base amount on Univision Network, UTG and Galavisión if Venevision programs contribute 30% or more of Univision Network and Galavisión's ratings. In addition, Venevision will receive royalty fees based on the ratings delivered by the Venevision programs broadcast on TeleFutura. Other than Venevision programs broadcast on TeleFutura, the Company is obligated to pay such aggregate royalties to Televisa and Venevision each year throughout the term regardless of the amount of Televisa and Venevision programming used by the Company.

        Additionally, pursuant to the Amended and Restated Program License Agreements, Televisa and Venevision have the right to use, without charge, advertising time that the Company does not sell to advertisers or that the Company does not use. There are limitations on the ability of Televisa and

Venevision to use such time for telemarketing products, and such time may be preempted to the extent sold to a paying advertiser. In addition, Venevision will receive $5,000,000 per year of free non-preemptable advertising, and Televisa will purchase $5,000,000 of non-preemptable advertising per year for its own use. Each of Televisa and Venevision may also purchase for its own use non-preemptable advertising time at the lowest spot rate for the applicable time period. Further, the Company will purchase $5,000,000 per year in non-preemptable advertising from Televisa and receive $5,000,000 per year in non-preemptable advertising from Venevision. The Company will account for this arrangement as a net barter transaction, with no effect on revenues, expenses, EBITDA or net income on an annual basis. During 2001, Televisa and Venevision did not purchase non-preemptable time from the Company, and the Company did not purchase or receive any advertising from Televisa or Venevision.

        The Company has a right to license Televisa and Venevision programs in Puerto Rico commencing in 2002. Before May 2005, the Company will have a right of first refusal on their programs (subject to preexisting commitments) and will pay a program performance fee based on the ratings delivered by the licensed programs. The Company will pay Televisa and Venevision an annual minimum license fee for certain programs in the aggregate of $2,400,000 subject to reductions due to program cancellation. After 2005, if the Company has exercised its option to acquire certain stations and networks in Puerto Rico, the Company's rights will be exclusive in a manner similar to the overall Program License Agreements, and the Company will pay Televisa 12% of Puerto Rico net time sales (calculated in a manner similar to Combined Net Time Sales) and Venevision the greater of 6% of Puerto Rico net time sales and the amount that a program performance fee based on ratings of Venevision programs would produce (but not more than 12% of Puerto Rico net time sales) on programs licensed by it.

        The Program License Agreements are between the Company, on the one hand, and affiliates of Televisa and Venevision, on the other hand. The performance of Televisa's and Venevision's affiliates under the Program License Agreements has been unconditionally guaranteed by Grupo Televisa, S.A. and Corporacion Venezolana de Television, C.A. (VENEVISION), respectively. Pursuant to their respective guarantees, Televisa has agreed to produce each year for the Company's use at least 8,531 hours of programs, which will be representative of the quality of programs produced by Televisa during calendar year 2000, and Corporacion Venezolana de Television, C.A. (VENEVISION) has agreed to use commercially reasonable efforts to produce or acquire programs for the Company's use at least to the same extent in terms of quality and quantity as in calendar years 1989, 1990 and 1991.

Advertising

        During the last three years, no single advertiser has accounted for more than 5% of the Company's gross advertising revenues.

        None of the UTG O&Os currently receives its proportionate share of advertising revenues commensurate with its audience share. The Company focuses much of its sales efforts on demonstrating to advertisers its ability to reach the Hispanic audience in order to narrow the gap between its share of advertising revenues and its audience share.

        The Company's advertising revenues are derived from network advertising, national spot advertising and local advertising. The Company's network advertising revenues come from diverse industries, with advertising for food and beverages, personal care products, automobiles, other household goods and telephone services representing the majority of network advertising revenues. National spot advertising represents time sold to national and regional advertisers based outside a station's DMA and is the means by which most new national and regional advertisers begin marketing to Hispanics. National spot advertising primarily comes from new advertisers wishing to test a market and from regional retailers and manufacturers without national distribution. To a lesser degree, national spot advertising comes from advertisers wanting to enhance network advertising in a given market. Local advertising revenues are generated from both local merchants and service providers and regional and national businesses and advertising agencies located in a particular DMA.

Marketing

        The Company's Univision Network, TeleFutura Network and its owned-and-operated stations' account executives are divided into three groups: network sales; national spot sales; and local sales. The account executives responsible for network sales target and negotiate with accounts that advertise nationally. The national spot sales force represents each broadcast affiliate for all sales placed from outside its DMA. The local sales force represents the owned-and-operated stations for all sales placed from within its DMA.

        In addition, Univision Network, TeleFutura Network and the owned-and-operated stations' sales departments utilize research, including both ratings and demographic information, to negotiate sales contracts as well as target major national advertisers that are not purchasing advertising time or who are under-purchasing advertising time on Spanish-language television.

        Galavisión sells advertising time and also utilizes a cable affiliate relations sales group that is responsible for generating cable subscriber fee revenues for the Company.

        Univision Online, Inc. launched an Internet portal directed at Hispanics in the United States, Mexico and Latin America in 2000. Univision Online, Inc. generates advertising revenues primarily from large national advertisers in the United States and is represented by a separate sales force. Univison Online, Inc. recognizes revenues when served on its portal.

        Univision Music Group, which was formed by the Company in 2001, generates revenues from its music recording and publishing businesses. The sales, distribution and manufacturing of products are provided by Universal Music & Video Distribution, Corp. on behalf of Univision Music Group.

Competition

        The broadcasting and cable business is highly competitive. Competition for advertising revenues is based on the size of the market that the particular medium can reach, the cost of such advertising and the effectiveness of such medium.

        The Company competes for viewers and revenues with other Spanish-language and English-language television stations and networks, including the four principal English-language television networks, ABC, CBS, NBC and Fox, and in certain cities, UPN and WB. Certain of these English-language networks and others have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable broadcasters have recently commenced or announced their intention to commence Spanish-language services as well. The Company also competes for viewers and revenues with independent television stations, other video media, suppliers of cable television programs, direct broadcast systems, newspapers, magazines, radio and other forms of entertainment and advertising. The Company's affiliates located near the Mexican border also compete for viewers with television stations operated in Mexico, many of which are affiliated with a Televisa network and owned by Televisa.

        Telemundo is the Company's largest competitor that broadcasts Spanish-language television programming. As of December 31, 2001, Telemundo reached approximately 88% of all Hispanic Households. In most of the Company's DMAs, the Company's affiliates compete directly with a station owned by or affiliated with Telemundo. In October 2001, NBC, a division of General Electric, announced that it had reached an agreement for the acquisition of 100% of the equity of Telemundo Communications Group, Inc., which owns and operates the Telemundo network. The agreement is subject to customary regulatory approvals, and as of March 13, 2002, the acquisition by NBC had not been completed.

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

        Univision Online competes for advertising revenues with numerous direct competitors, including Web-based portals and individual Web sites providing content, commerce, community and similar features, and with other media companies, such as those with newspaper or magazine publications, radio stations and broadcast stations or networks.

        Univision Music Group competes with other music labels for Latin recording artists. Its major competitors are Sony Discos, Fonovisa (see Note 3 to Notes to Consolidated Financial Statements), WEA Latina, BMG Latin and EMI Latin.

Employees

        As of December 31, 2001, the Company employed approximately 2,440 full-time employees. At December 31, 2001, approximately 15.1% of the Company's employees, located in Chicago, Fresno, Los Angeles, San Francisco and New York were represented by unions. The Company has collective bargaining agreements covering the union employees at five of the UTG O&Os. Those agreements have varying expiration dates during 2002, 2003 and 2004. Management believes that its relations with its non-union and union employees, as well as with the union representatives, are good.

Federal Regulation and New Technologies

        The ownership, operation and sale of TV stations, including those licensed to subsidiaries of the Company, are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). FCC rules cover allotment of TV channels to particular communities; approval of station operating parameters; issuance, renewal, revocation or modification of licenses; changes in the ownership or control of licensees; regulation of equipment; and the ownership, operation, and employment practices of TV stations. The FCC has the power to impose penalties, including fines or license revocations, for violations of its rules.

        Programming and Operation.    The Communications Act requires broadcasters to serve the "public interest." Stations must periodically document their presentation of programming responsive to local community problems, needs and interests. Complaints concerning programming may be considered by the FCC at any time. Stations also must follow various laws and rules that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, the quantity of educational and informational programming directed to children, the amount and content of commercials in and adjacent to children's programming, the advertising of cigarettes or smokeless tobacco, obscene and indecent broadcasts, and technical operations.

        New Licenses.    TV channels are allotted to particular communities. The FCC may change such allotments from time to time. The FCC periodically accepts applications for authority to construct new TV stations on unused allotted channels. Auctions are held by the FCC if more than one party files an application for the same unused allotment. A petition to deny a winning application must be resolved through FCC consideration of the applicant's qualifications and the application's compliance with FCC rules. The Company was the high bidder in an auction for an unused allotted channel in Blanco, Texas. The Company's application was challenged by an unsuccessful competitor on technical grounds, and an FCC decision is pending.

        Assignments and Transfers.    Assignment of a license or transfer of control of a broadcast licensee requires prior FCC consent. An application seeking such consent must be filed with the FCC. Public notice is provided of such filings, and interested parties may petition to deny such applications. The FCC considers the qualifications of the purchaser, the compliance of the transaction with rules, and other factors in order to determine whether the public interest would be served by such change in ownership. An evidentiary hearing may be conducted if there are unresolved substantial and material questions of fact.

        License renewal.    Broadcast licenses initially are issued for a period specified in the license. Broadcast licenses are normally renewed for an eight-year term (subject to short-term renewals in certain circumstances). Licensees seeking renewal must file an application containing certain required information. During the consideration of that application, interested parties may petition to deny the renewal application. The FCC will grant the renewal application and dismiss any petitions to deny if it determines that the licensee meets statutory renewal standards based on a review of the preceding license term. Competing applications for the frequency licensed to the renewal applicant may not be filed unless and until the FCC has determined that the incumbent is not qualified to continue to hold the license.

        Ownership Restrictions.    Complex FCC regulations limit the "attributable interests" that may be held by a single party. In general, officers, directors, general partners and parties with the power to vote or control the vote of 5% or more of the outstanding voting power of a licensee are considered to hold an attributable interest in that entity, although certain passive investors must have a 20% or greater voting interest to be considered to have an "attributable interest." Also, any party that holds a financial interest (whether equity or debt) in excess of 33% of a licensee's total capital is "attributable" if such party is either a significant program supplier to the licensee or has another media interest in the same market. In addition, a TV licensee that provides more than 15% of the programming of another station in the local market is considered to have an attributable interest in that station.

        Detailed FCC rules regulate the extent to which a party may have an attributable interest in more than one full-power TV station in the same area. Common ownership of multiple TV stations is permitted where the stations are in different Nielsen DMAs, and common ownership of two TV stations in the same DMA is permitted where there is no Grade B contour overlap among the stations, where a specified number of separately-owned full-power TV stations will remain after the combination is created, or where certain waiver criteria are met. A federal appellate court recently found the FCC's rule establishing a national cap on the ownership of TV stations to be arbitrary, capricious and contrary to law and remanded the rule to the FCC for further consideration. A party may have attributable interests in both TV and radio stations in the same local market. The specific number of such stations is governed by FCC rules, depending primarily on the number of independent media voices in the market.

        Alien Ownership.    The Communications Act generally prohibits foreign parties from having a 20% or greater interest in a licensee entity, or more than a 25% interest in the parent entity of a licensee. The Company believes that, as presently organized, it complies with the FCC's foreign ownership restrictions.

        Network Affiliate Issues.    FCC rules affect the network-affiliate relationship. Among other things, these rules require network affiliation agreements to (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit an affiliate to preempt network programs it believes are unsuitable for its audience, or (iii) permit affiliates to substitute programs believed to be of greater local or national importance programming for network programming. An FCC proceeding to review certain of these rules remains outstanding. The FCC has waived its "spot sale rule" to permit the Company to represent its affiliates in the sale of non-network advertising time.

        Other Matters.    The FCC has numerous other regulations and policies that affect its licensees. The FCC has adopted rules to assist TV viewing by the physically handicapped. For example, a schedule establishes the date by which new programming must be closed captioned in order to assist viewing by the hearing impaired. All new Spanish-language programming must be closed captioned by January 2010. Programming first exhibited prior to January 1, 1998 is subject to a different compliance schedule. The rules contain certain exceptions, and waivers may be granted on a showing of undue burden.

        Television stations must make an election every third year to exercise either "must-carry" or "retransmission consent" rights in connection with local cable carriage. Stations electing must-carry may require carriage on certain channels on cable systems within its market. Must carry rights are not absolute, however, and are dependent on a number of factors, which may or may not be present in a particular case. Cable systems are prohibited from carrying the signals of stations electing retransmission consent until an agreement is negotiated with the station. Under certain circumstances, the network non-duplication rule allows network affiliates to require that cable operators black out duplicative network programming carried on more distant signals.

        Advanced Television Technology.    The FCC has adopted rules requiring a transition from analog to digital transmissions (DTV) by 2006. The new DTV standard should allow better picture quality and/or the simultaneous transmission of multiple program or data streams by a TV station. A fee is due to the FCC if DTV is used to provide subscription services to the public. The FCC has allotted to most full-power TV stations one additional channel for DTV. One TV station operated by the Company did not receive a paired DTV channel.

        At some point an election will have to be made to retain either the additional or original channel at the conclusion of the transition. As part of the DTV transition, however, certain existing television stations will be relocated, thus freeing the existing channels for other uses. As part of that plan, the FCC has required that the Company's application for a new television station at Blanco, Texas, be amended to specify an alternative channel. The Company cannot predict whether it will be able to successfully amend its application or whether the FCC might waive or modify its requirement with respect to the Blanco application.

        The FCC set May 1, 2002, as the deadline for initial DTV operations by all commercial TV stations. It has said it will grant extensions of that date for good cause. The FCC presently plans for the DTV transition period to end by 2006. Congress, however, has required the FCC to grant an extension of that deadline under specific circumstances. Questions regarding cable carriage of DTV signals are still largely unresolved.

        The FCC has acknowledged that DTV channel allotment may involve displacement of existing low-power TV stations, particularly in major television markets. Accordingly, the Company's low-power broadcast affiliates may be materially adversely affected. The impact of the DTV transition upon the Company's low-power stations may be reduced because the FCC has issued certificates of eligibility for Class A status for most of the Company's existing low-power stations. Class A stations are a new regulatory classification recently mandated by Congress that have greater protection against displacement than low-power TV stations.

        In addition, it is not yet clear when and to what extent DTV will become available through the various media; whether and how TV broadcast stations will be able to avail themselves of or profit by the transition to DTV; the extent of any potential interference; whether viewing audiences will make choices among services upon the basis of such differences; whether and how quickly the viewing public will embrace the new digital TV sets; or to what extent the DTV standard will be compatible with the digital standards adopted by cable and other multi-channel video programming services.

        Direct Broadcast Satellite Systems.    DBS systems provide programming on a subscription basis to consumers that have purchased and installed a satellite signal receiving dish and associated decoder equipment. Federal laws and FCC rules regulate the rebroadcast of TV station signals by DBS operators. With certain exceptions, DBS systems must carry, on request, all local full-power TV signals in DMAs in which the satellite carrier carries at least one local TV broadcast signal. All stations operated by the Company made timely elections for DBS carriage, and the Company intends to obtain DBS carriage for each of its eligible stations.

        Recent Developments, Proposed Legislation and Regulation.    Congress and the FCC may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. Such matters include, for example, equal employment opportunities regulations, spectrum use fees, political advertising rates, standardized and enhanced public interest disclosure requirements and potential restrictions on the advertising of certain products. Other matters that could affect the Company's broadcast properties include assignment by the FCC of channels for additional broadcast stations or wireless cable systems, as well as technological innovations and developments generally affecting competition in the mass communications industry.

        The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act, or of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. Management is unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on the Company's broadcast operations.

RISK FACTORS

        You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in this report in evaluating the Company and our business. The risks described below are not the only ones facing the Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this report, including our financial statements and related notes.

Risks Factors Relating to our Company

Cancellations or reductions of advertising could cause our quarterly results to fluctuate and, therefore, could adversely affect the market price of our securities.

        We derive substantially all of our revenues from advertisers in diverse industries. Other than network advertising, some of which is presold on an annual basis, we rarely obtain long-term commitments from advertisers, and advertisers generally may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could, and often do, occur as a result of a strike, a general economic downturn, an economic downturn in one or more industries or in one or more geographic areas, or a failure to agree on contractual terms. Since the middle of the third quarter of 2000, there has been a general slowdown in the advertising industry. As a result of this slowdown, some of our advertisers have cancelled, reduced or postponed their orders with us. If this trend continues, and if we are unable to replace any lost or delayed advertising orders, our results of operations would be adversely affected. In addition, breaking events, such as those occurring on September 11, 2001, require us to program without any advertising and, thus, these events have a negative effect on our revenues.

If we cannot manage our growth and integrate acquired businesses or assets effectively, we may lose business and experience reduced profitability.

        As a result of our recent acquisition of stations from USA Broadcasting, together with acquisitions that we made in the last quarter of 2001 and early 2002 and expect to make in the remainder of the first half of 2002, we have significantly increased our business within a short period of time. The number of our wholly owned-and-operated full-power television stations has more than doubled, and this may result in a strain on our infrastructure and internal systems. If we are to grow successfully, we must:

  •
  attract and retain qualified employees, management and other key personnel;

  •
  improve our operational, administrative and financial systems; and

  •
  manage multiple relationships with various advertisers.

        We may not be able to accomplish all or any of these tasks, and our failure to do so would have a material adverse effect on our operating results. If we do not effectively manage our growth, our advertisers could reduce or cancel their advertising orders.

Failure of new stations and our new network to produce projected revenues could adversely affect our financial results and expected growth.

        If our new stations and our new network do not generate substantial revenues within the expected time periods, it could harm our financial results and our expected growth. We may incur significant expenses related to:

  •
  purchasing programming;

  •
  changing programming formats;

  •
  programming to appeal to an audience distinct from our existing audiences on the Univision Network and Galavisión;

  •
  increasing and improving cable distribution;

  •
  hiring new personnel; and

  •
  marketing new stations and the new network to viewers.

If we are unable to convert acquired stations successfully to a Spanish-language format, anticipated revenues from such acquisitions will be diminished.

        We have converted the English-language stations that we recently acquired, including those from USA Broadcasting and Equity Broadcasting, and we intend to convert any stations we acquire in the future to a Spanish-language format. This conversion process may require a heavy initial investment of both financial and management resources. We may incur losses for a period of time after a format change due to the time required to build up ratings and station loyalty. These format conversions may be unsuccessful in any given market, and we may incur substantial costs and losses in implementing this strategy.

We are subject to risks associated with future acquisitions and joint ventures.

        We intend to continue to pursue acquisitions of businesses and stations and to enter into joint venture arrangements that could complement or expand our business. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or obtain acceptable financing. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired business or station, could require us to incur significant costs and cause diversion of management's time and resources. Future acquisitions by us could result in the following consequences:

  •
  dilutive issuances of equity securities;

  •
  incurrence of debt and contingent liabilities;

  •
  impairment of goodwill and other intangibles; and

  •
  other acquisition-related expenses.

        We may not be able to raise additional funds on terms acceptable to us or in amounts sufficient for us to meet our requirements. In addition, even after we enter into acquisition agreements (including those that we have recently executed), the acquisitions may not close as conditions set forth in such agreements may not be satisfied. Failure to achieve the anticipated benefits of any acquisition or to successfully integrate the operations of the acquired companies could also adversely affect our business and results of operations.

If we are unable to compete effectively against other stations and other media companies, some of which have greater resources than we do, we could suffer a decrease in advertising revenue.

        We face intense competition in the broadcasting and cable business. We compete for viewers and revenues with other Spanish-language broadcasting companies, such as Telemundo Group, Inc. (which announced in October 2001 that it will be acquired by NBC pending customary regulatory approvals), as well as English-language television stations and networks, some of which have begun producing Spanish-language programming and simulcasting programming in English and Spanish. Several cable broadcasters have recently commenced, or announced their intention to commence, Spanish-language services as well. In addition, TV Azteca, the second largest producer of Spanish-language programming in the world, has launched a new television network, which now reaches approximately 28% of U.S. Hispanics.

        We also compete for viewers and revenues with independent television stations, other video media, suppliers of cable television programs, direct broadcast satellite systems (including two which were started in 1996 for broadcast outside the U.S. and in which Televisa and Venevision, respectively, have substantial interests), newspapers, magazines, the Internet, radio, outdoor and other forms of entertainment and advertising. In addition, our affiliates located near the Mexican border compete for viewers with television stations operated in Mexico, many of which are affiliated with a Televisa network and owned by Televisa. Many of our competitors have greater financial resources than us, and increased competition for viewers and revenues may have a material adverse effect on our financial condition and results of operations.

Because the U.S. Hispanic population is highly concentrated geographically, a regional downturn in economic conditions or other negative event in particular markets could have a material adverse affect on our operations.

        Approximately 33% of all U.S. Hispanics live in the Los Angeles, New York and Miami-Fort Lauderdale markets, and the top ten U.S. Hispanic markets collectively account for approximately 56% of the U.S. Hispanic population. Our revenues are similarly concentrated in these key markets. As a result, a significant decline in revenue from our operations in these markets, whether due to a general regional economic downturn, increased competition or otherwise, could have a material adverse effect on our financial performance.

Our new Internet portal and our Music Group operated at a loss in 2001 and could also lose money in future years.

        We recently launched our proprietary Internet portal and entered the music recording and publishing business. We intend to continue to direct both financial and managerial resources to further upgrading and developing our presence on the Internet and in the music industry. Our Internet and music operations resulted in net losses in 2001, and we expect that our Internet portal will operate at a loss during 2002. These business segments may operate at a loss in future years and the portal may never operate at a profit.

We are dependent upon key personnel.

        Our business is dependent upon the performance of key individuals, including A. Jerrold Perenchio, our Chairman of the Board, President and Chief Executive Officer. The loss of the services of Mr. Perenchio could have a material adverse effect on us. Our continued success will also be dependent on our ability to attract and retain quality general managers and other management personnel for our new and existing stations and networks.

Because of our concentrated share ownership, Mr. Perenchio has control over our policies, affairs and all other aspects of our business and future direction.

        Mr. Perenchio beneficially owns all of our outstanding Class P common stock, which gives him ten votes per share compared to the one vote per share of all other capital stock. Our Class A and Class P common stock vote together on all matters. As of December 31, 2001, Mr. Perenchio had 73% of the voting power of all holders of Class A common stock and Class P common stock (who vote as a single class to elect our Class A/P directors), and, assuming no exercise of options or warrants, 69% of our overall voting power, with respect to substantially all matters submitted to a vote (subject to supermajority board approvals), including election of directors, proxy contests, mergers, tender offers and other purchases of our common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

The required conversion to digital television could impose significant costs on us.

        The FCC requires us to provide a digitally transmitted signal by May 1, 2002 for all of our U.S. television stations and, generally, to stop broadcasting analog signals by 2006. The Company has filed the necessary extensions with the FCC for most of its stations which it does not anticipate will be digitally ready by May 1, 2002. Our costs to convert our television stations to digital television will be significant. In addition, several of our stations that operate on frequencies above Channel 51 will be required to relocate to new, as yet unidentified, channels. The cost to supply both digital and analog signals between 2002 and 2006 will also be significant. Moreover, the FCC may impose additional public service obligations on television broadcasters in return for their use of the digital television spectrum, which could add to our operational costs.

Changes in the rules and regulations of the FCC could result in increased competition for our broadcast stations.

        Recent and prospective actions by the FCC could cause us to face increased competition in the future. The changes include:

  •
  relaxation of restrictions on the participation by regional telephone operating companies in cable television and other direct-to-home audio and video technologies;

  •
  the establishment of a Class A television service for low-power stations, which makes such stations primary stations and gives them protection against full-service stations;

  •
  reallocation of spectrum, which would allow for wireless delivery of additional video programming and streaming Internet information; and

  •
  permission for direct broadcast satellite television to provide the programming of traditional over-the-air stations, including local and out-of-market network stations.

We are subject to ongoing regulation by the FCC, which is beyond our control and which could negatively impact our operations.

        Our operations are subject to extensive and changing regulation on an ongoing basis by the FCC, which enforces the Communications Act. Approval by the FCC is required for the issuance, renewal and assignment of station operating licenses and the transfer of control of station licensees. Our FCC licenses will come up for renewal from time to time, and such renewal may be subject to challenge on a number of grounds. If we are unable to maintain our FCC license at any station, we would have to cease operations at that station. In addition, if the FCC were to revoke or fail to renew any of our significant licenses for any reason, our lenders could declare all amounts then outstanding to be immediately due and payable, and we may not have sufficient funds to pay the amounts owed.

        The FCC also regulates ownership and control by foreign interests. If we fail to comply with the foreign ownership restrictions included in our certificate of incorporation, or if we depart from representations made to the FCC, the FCC has the ability to enforce such foreign ownership restrictions through warnings, fines, cancellations of licenses or other actions.

Because our full-power television stations rely on "must carry" rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our operations.

        Pursuant to the "must carry" provisions of the Cable Television Consumer Protection and Competition Act of 1992, a broadcaster may demand carriage on a specific channel on cable systems within its market. However, the future of those "must carry" rights is uncertain, especially as they relate to the carriage of digital television. The current FCC rules relate only to the carriage of analog television signals. It is not clear what, if any, "must carry" rights television stations will have after they make the transition to digital television. New laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our operations.

If any of our transmission equipment fails or becomes unavailable for any reason, the resulting interruption in broadcasting could negatively impact our financial results.

        Television broadcasting requires the use of sensitive technical equipment. We broadcast our programs to our affiliates on three separate satellites from four transponders, one of which is owned and three of which are leased on a long-term basis pursuant to two lease agreements. If any of these transponders or satellites fails for any reason (including but not limited to, failure or damage resulting from any act of terrorism, war, act of God or other force majeure), there can be no assurance that other transponders or satellites would be available to us, or if available, whether the use of such other transponders or satellites could be obtained on favorable terms. A disruption of transmission could reduce advertising revenues during and after the disruption and could have a material adverse effect on our results of operations.

        We also own or lease remote antenna space and microwave transmitter space near each of our owned-and-operated stations. The loss of any of these antenna tower leases, or the destruction of or substantial damage to any of the transmitter towers from any cause (including but not limited to, destruction or damage resulting from any act of terrorism, war, act of God or other force majeure), could similarly curtail our operations and reduce our revenues.

Our substantial indebtedness could adversely affect our financial health.

        At December 31, 2001, we had total indebtedness in excess of $1 billion. Our substantial indebtedness could have important consequences to you. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limit our ability to borrow additional funds.

        In addition, we may incur additional indebtedness in the future. The terms of the Indentures governing our existing indebtedness will allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the related risks described above could intensify. If such debt financing is not available when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material adverse effect on our operating results and financial condition.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts and any strategic acquisitions we may make in the future, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to repay indebtedness or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the Senior Notes, on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

ITEM 2. Properties

        The principal buildings owned or leased by the Company are described below:

Principal Properties of the Company(1)

Location	Aggregate Size of Property in Square Feet (Approximate)	Owned or Leased	Lease Expiration Date
Miami, FL	292,039	Owned	—
Miami, FL	272,422	Leased	10/23/07	(2)
Los Angeles, CA	166,400	Leased	10/31/21	(3)
New York, NY	63,500	Leased	6/30/10	(2)
Teaneck, NJ	47,617	Leased	7/31/12	(2)

(1)
For additional information see Note 6 to Notes to Consolidated Financial Statements.

(2)
Option to renew available.

(3)
Capital Lease.

        The Miami owned facilities house Univision Network and TeleFutura Network administration, operations (including uplink facilities), sales, production, news. In addition, Galavisión operations and WLTV, the Miami station, occupy space in Univision Network's facility. The Company broadcasts its programs to the Company's affiliates on three separate satellites from four transponders, one of which is owned and three of which are leased pursuant to two lease agreements that expire in 2012. In addition, the Company uses a fifth transponder for news feeds.

        The Company owns or leases remote antenna space and microwave transmitter space near each of its owned-and-operated stations. Additionally, the Company leases space in public warehouses and storage facilities, as needed, near some of its owned-and-operated stations.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers

        The executive officers of the Company serve at the discretion of its Board of Directors subject to certain employment agreements. Messrs. Blank, Rodriguez, Kranwinkle and Hobson have employment agreements with the Company.

        The executive officers of the Company are as follows:

Name	Age	Position
A. Jerrold Perenchio	71	Chairman of the Board and Chief Executive Officer
George W. Blank	50	Executive Vice President and Chief Financial Officer
Robert V. Cahill	70	Vice Chairman and Secretary
C. Douglas Kranwinkle	61	Executive Vice President and General Counsel
Ray Rodriguez	51	President and Chief Operating Officer of Univision Network, TeleFutura Network and Galavisión Network
Andrew Hobson	40	Executive Vice President

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

        Mr. Blank has been Executive Vice President and Chief Financial Officer of UTG since December 1992 and Chief Financial Officer of the Univision Network since 1995.

        Mr. Cahill has been Vice Chairman and Secretary of the Company since May 2001. From December 1992 until May 2001, Mr. Cahill was Secretary and Vice President of the Company. Mr. Cahill has been Executive Vice President and General Counsel of Chartwell Partners, an affiliate of Mr. Perenchio, since 1985.

        Mr. Kranwinkle has been the Executive Vice President and General Counsel of the Company since September 2000. From January 1989 until September 2000, Mr. Kranwinkle was a partner of O'Melveny & Myers LLP, a law firm. While at O'Melveny & Myers LLP, Mr. Kranwinkle was the managing partner of its New York office from December 1993 until June 1997, and the firm's managing partner from April 1996 until September 2000.

        Mr. Rodriguez has been President and Chief Operating Officer of Univision Network since December 1992. In addition, Mr. Rodriguez has been President and Chief Operating Officer of TeleFutura Network and Galavisión Network since August 2001.

        Mr. Andrew Hobson has been Executive Vice President of the Company since 2001. From 1994 to 2000, Mr. Hobson was an Executive Vice President of the Univision Network. Mr. Hobson served as a Principal at Chartwell Partners, an affiliate of Mr. Perenchio from 1990 to 1994. Mr. Hobson is a member of the Board of Directors of Entravision.

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

	Price Range
	High	Low
2000
First Quarter	$57.22	$44.03
Second Quarter	$57.78	$46.25
Third Quarter	$62.69	$33.06
Fourth Quarter	$43.94	$24.00
2001
First Quarter	$52.25	$32.25
Second Quarter	$47.10	$33.50
Third Quarter	$43.42	$16.30
Fourth Quarter	$41.71	$22.73
(b)
Holders

        At February 14, 2002, the approximate number of stockholders of record of the Company's Class A Common Stock was 191.

(c)
Cash Dividends

        No cash dividends were paid on any class of the Company's common stock in 2001. The Company has never declared or paid dividends on any class of its common stock. The Company's current bank facility agreement restricts the payment of cash dividends on common stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

ITEM 6. Selected Financial Data

        Presented below is the selected historical financial data of Univision Communications Inc.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except share and per-share data)

	2001	2000	1999	1998	1997
Income Statement Data (for the years ended December 31)
Net revenues	$887,870	$863,459	$693,090	$577,053	$459,741
Direct operating expenses	355,761	312,381	241,870	220,918	159,619
Selling, general and administrative expenses	231,610	223,023	184,159	160,543	137,070
Depreciation and amortization	84,069	66,765	62,583	64,438	58,640

Operating income	216,430	261,290	204,478	131,154	104,412
Interest expense, net	53,463	30,097	27,459	35,830	40,147
Amortization of deferred financing costs	2,488	1,361	1,441	1,677	1,630
Special bonus award	—	—	—	42,608	—
Equity loss in unconsolidated subsidiaries	42,897	4,828	498	764	—
Non-recurring expense (reversal) of acquired station	—	—	—	—	(1,059)

Income before taxes and extraordinary loss on extinguishment of debt	117,582	225,004	175,080	50,275	63,694
Provision (benefit) for income taxes	62,865	108,081	91,536	40,348	(19,465)

Income before extraordinary loss on extinguishment of debt	54,717	116,923	83,544	9,927	83,159
Extraordinary loss on extinguishment of debt, net of tax	(2,306)	—	(2,611)	—	—

Net income	52,411	116,923	80,933	9,927	83,159
Preferred stock dividends	(70)	(518)	(540)	(606)	(561)

Net income available to common stockholders	$52,341	$116,405	$80,393	$9,321	$82,598

Earnings Per Share Available to Common Stockholders(a)
Basic Earnings Per Share
Income before extraordinary loss	$0.26	$0.57	$0.43	$0.05	$0.48
Net income	$0.25	$0.57	$0.42	$0.05	$0.48
Weighted average common shares outstanding	208,110,727	204,893,438	192,971,418	173,281,776	170,477,036
Diluted Earnings Per Share
Income before extraordinary loss	$0.23	$0.49	$0.35	$0.04	$0.36
Net income	$0.22	$0.49	$0.34	$0.04	$0.36
Weighted average common shares outstanding	239,817,378	238,963,587	236,236,626	232,418,104	232,690,674
Balance Sheet Data (at end of year)
Current assets	$596,093	$249,612	$177,910	$153,991	$138,754
Total assets	3,163,544	1,448,305	974,457	938,329	967,755
Current liabilities	269,680	362,961	141,901	152,891	144,029
Long-term debt	1,662,018	377,689	303,138	377,435	460,830
Stockholders' equity	813,280	695,272	513,778	394,648	346,229
Other Data
Broadcast cash flow	$312,155	$342,147	$281,085	$208,377	$174,278
EBITDA	300,499	328,055	267,061	195,592	163,052

(a)
All common-share and per-common-share amounts have been adjusted retroactively for a two-for-one common-stock split effective August 11, 2000.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Form 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

        Univision Communications Inc., together with its wholly owned subsidiaries (the "Company"), had operations during 2001 in three business segments:

  •
  Broadcasting:  The Company's principal business segment is broadcasting, which consists of the Univision, TeleFutura and Galavisión television networks, 48 owned-and-operated broadcast television stations (30 full-power and 18 low-power) and the Company's television production business.

  •
  Internet:  Univision Online, Inc. ("Univision Online") operates the Company's Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America.

  •
  Music:  The Company's music recording and publishing business consists of the operations of the Univision Music Group, which was launched in April 2001 and records and publishes the music of developing and established Latin artists.

        Substantially all of the Company's revenues have been derived from the Broadcasting segment, including the three networks, the 22 owned-and-operated stations that comprise the Univision Television Group ("UTG"), and the 26 owned-and-operated stations that comprise the TeleFutura Television Group ("TTG"). The 26 TTG owned-and-operated stations are referred to collectively as the "TTG O&Os".

        UTG's net revenues are derived from its owned-and-operated stations (collectively, the "UTG O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. Univision Network's net revenues include gross advertising revenues generated from the sale of Univision Network advertising, net of agency commissions and station compensation to Univision Network's affiliates (16 full-power and 27 low-power stations), as well as subscriber fees.

        After being acquired from USA Broadcasting in 2001, 10 of the Company's owned-and-operated stations were operated as English-language Home Shopping Network ("HSN") channels as required by the purchase agreement with USA Broadcasting. Each station entered into an affiliation agreement with HSN (an affiliate of USA Broadcasting) and agreed to broadcast up to 24-hours per day of HSN programming until October 1, 2001 with respect to two New York stations and until January 14, 2002 with respect to the Boston, Chicago, Cleveland, Houston, Los Angeles, Orlando, Philadelphia and Tampa stations. Accordingly, TTG's net revenues include fees paid to the Company under the HSN affiliation agreements. These agreements resulted in an approximate breakeven in EBITDA (defined below) for 2001.

        Also included in net revenues are Galavisión's gross advertising revenues, net of agency commissions, Galavisión's subscriber fee revenues, net revenues of Univision Online, net revenues from Univision Music Group, and miscellaneous revenues.

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

Critical Accounting Policies

Program Rights for Television Broadcast

        Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operating expense as the programs are broadcast.

Revenue Recognition

        Net revenues comprise gross revenues from the Company's broadcast, cable, internet and music businesses, including subscriber fees, a network service fee payable to the Company by the affiliated stations, less agency commissions and compensation costs paid to certain affiliated stations. The Company's gross revenues are recognized when advertising spots are aired for its broadcast and cable businesses and served for its Internet business. Univision Music Group gross revenues are recognized based on product shipments to distributors less an allowance for returns. Substantially all of the Company's net revenues are derived from the advertising revenues of its broadcast and cable businesses.

Accounting for Intangibles

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, associated with acquisitions consummated prior to June 30, 2001 will not be amortized after December 31, 2001 and those related to acquisitions after June 30, 2001 will never be amortized. However, goodwill and other intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company is in the process of evaluating the effect of SFAS No. 142 as it relates to assessing impairment of its intangible assets and does not expect any impairment losses at adoption. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives. The adoption of SFAS No. 142 will result in a substantial reduction of intangible amortization expense for the Company in 2002 since broadcast licenses, affiliation agreements and goodwill will no longer be amortized. In 2001, the Company's amortization of goodwill and other intangibles was approximately $41,000,000; however, since most of the Company's intangible amortization is non-deductible for tax purposes, the Company only realized a $5,000,000 tax benefit. In 2002, the Company's expected intangible amortization expense will be approximately $1,000,000, primarily related to favorable tower leases resulting from acquisitions.

Year Ended December 31, 2001 ("2001"), Compared to Year Ended December 31, 2000 ("2000")

        Revenues.    Net revenues were $887,870,000 in 2001 compared to $863,459,000 in 2000, an increase of $24,411,000 or 2.8%. The Company's broadcast segment revenues were $871,993,000 in 2001 compared to $862,931,000 in 2000, an increase of $9,062,000 or 1%. Univision Network had an increase of approximately 19% in the average price of advertising spots offset in part by a decrease in volume of approximately 16%. UTG O&Os had lower prices for advertising spots of approximately 4%, while the number of spots sold remained essentially flat. UTG O&Os had decreases in revenues attributable primarily to the Miami, Los Angeles and New York stations and increases in revenues from the Dallas, San Antonio, Chicago, Fresno and Phoenix stations. The USA Broadcasting acquired stations had revenues of

$9,879,000 in 2001. The Company's Internet segment had revenues of $6,207,000 in 2001 compared to $528,000 in 2000, an increase of $5,679,000. The Company's music segment, which began operations in April 2001, generated revenues of $9,670,000 in 2001.

        Expenses.    Direct operating expenses, which include corporate charges of $328,000 and $344,000 in 2001 and 2000, respectively, increased to $355,761,000 in 2001 from $312,381,000 in 2000, an increase of $43,380,000 or 13.9%. The Company's broadcast segment direct operation expenses were $325,691,000 in 2001 compared to $297,678,000 in 2000, an increase of $28,013,000 or 9.4%. The increase was primarily the result of: (a) increased programming charges associated with cancelled shows, including a cost reduction charge of $3,635,000, and other increased programming costs associated with entertainment and movies accounted for $7,550,000 of the increase, offset in part by lower license fees paid under our program license agreements of $1,468,000 and the elimination of programming costs associated with a show cancelled in 2000 and reduced novela purchasing costs aggregating $4,166,000; (b) increased sports-related programming costs of $16,956,000, including a cost reduction charge of $1,684,000; (c) offset in part by the elimination of 2000 news cost related to the presidential election of $862,000. The USA Broadcasting acquired stations and TeleFutura direct operating expenses were $9,654,000 in 2001. The Company's Internet segment had direct operating expenses of $24,248,000 in 2001 compared to $14,703,000 in 2000, an increase of $9,545,000 due to the business becoming fully operational in 2001 from its third quarter launch in 2000. The Company's music segment had direct operating expenses of $5,822,000 in 2001. As a percentage of net revenues, direct operating expenses increased from 36.2% in 2000 to 40.1% in 2001.

        Selling, general and administrative expenses, which include corporate charges of $11,328,000 and $13,748,000 in 2001 and 2000, respectively, increased to $231,610,000 in 2001 from $223,023,000 in 2000, an increase of $8,587,000 or 3.9%. The Company's broadcast segment selling, general and administrative expenses were $208,517,000 in 2001 compared to $205,593,000 in 2000, an increase of $2,924,000 or 1.4%. The increase is due to a charge of $6,573,000 for a cost reduction initiative primarily related to severance costs, an increase in employee benefit costs of $4,750,000, a charge for bad debt of $4,830,000 to adequately provide for the weak economic climate currently being experienced. These increases were offset by a reduction in discretionary compensation costs of $16,047,000, the elimination of 2000 costs related to the Company's national advertising campaign of $3,796,000, a decrease in selling costs of $2,700,000 and a decrease in promotions of $1,695,000. The USA Broadcasting acquired stations and TeleFutura selling, general and administrative expenses were $10,271,000 in 2001. The Company's Internet segment had selling, general and administrative expenses of $17,465,000 in 2001 compared to $17,430,000 in 2000, an increase of $35,000. The Company's music segment had selling, general and administrative expenses of $5,628,000 in 2001.

        Depreciation and Amortization.    Depreciation and amortization increased to $84,069,000 in 2001 from $66,765,000 in 2000, an increase of $17,304,000 or 25.9%. Depreciation and amortization for the broadcast segment increase by $13,687,000 to $78,215,000 in 2001 from $64,528,000 in 2000 due primarily to an increase in amortization resulting primarily from the acquisition of certain USA Broadcasting stations acquired on June 12, 2001 (see Note 2) and increased depreciation related to increased capital expenditures. Depreciation and amortization for the Internet segment increased by $3,593,000 to $5,830,000 in 2001 from $2,237,000 in 2000 due primarily to increased depreciation related to increased capital expenditures. Depreciation and amortization for the music segment was $24,000 in 2001.

        Operating Income.    As a result of the above factors, operating income decreased to $216,430,000 in 2001 from $261,290,000 in 2000, a decrease of $44,860,000 or 17.2%. The Company's broadcast segment had operating income of $259,570,000 in 2001 and $295,132,000 in 2000, a decrease of $35,562,000, which includes an operating loss for the USA Broadcasting acquired stations and TeleFutura of $19,251,000. The Company's Internet segment had an operating loss of $41,336,000 in 2001 and $33,842,000 in 2000, an increase of $7,494,000. The Company's music segment had an operating loss of $1,804,000. As a percentage of net revenues, operating income decreased from 30.3% in 2000 to 24.4% in 2001.

        Interest Expense, Net.    Interest expense increased to $53,463,000 in 2001 from $30,097,000 in 2000, an increase of $23,366,000 or 77.6%. The increase is due primarily to increased borrowings associated with the Company's increased investment in Entravision Communications Corporation ("Entravision") during the latter part of 2000 and the acquisition of certain USA Broadcasting stations.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other increased to $42,897,000 in 2001 from $4,828,000 in 2000, an increase of $38,069,000. The increase is due primarily to a charge of $15,919,000 relating to the dissolution of the Company's joint venture in Ask Jeeves en Español, Inc. and equity losses of $19,754,000 relating to Entravision.

        Provision for Income Taxes.    In 2001, the Company reported an income tax provision of $62,865,000, representing $50,045,000 of current tax expense and $12,820,000 of deferred tax expense. In 2000, the Company reported an income tax provision of $108,081,000, representing $104,823,000 of current tax expense and $3,258,000 of deferred tax expense. The total effective tax rate was 53.5% in 2001 and 48.0% in 2000. The Company's effective tax rate of 53.5% for 2001 is higher than the 48.0% for 2000 since the Company's relatively fixed permanent non-deductible tax differences have a greater effect as book pre-tax income decreases.

        Extraordinary Loss on Extinguishment of Debt, Net of Tax.    The Company's extraordinary loss on extinguishment of debt of $2,306,000 in 2001 is due to the write-off of deferred financing costs related to its terminated credit facilities.

        Net Income.    As a result of the above factors, net income in 2001 was $52,411,000 compared to $116,923,000 in 2000, a decrease of $64,512,000 or 55.2%. On a comparable basis, excluding, in 2000, Univision Online losses of $20,568,000, equity losses in unconsolidated subsidiaries of $2,863,000 and executive resignation costs of $1,186,000 and in 2001, Univision Online losses of $27,563,000, equity losses in unconsolidated subsidiaries of $23,610,000, the cost reduction initiative charge of $7,076,000, USA Broadcasting acquired stations and TeleFutura losses of $23,095,000 which includes interest, depreciation and amortization charges, Univision Music Group losses of $3,056,000 and the extraordinary loss of $2,306,000 (all net of tax), net income decreased by $2,423,000 or 1.7% to $139,117,000 in 2001 from $141,540,000 in 2000. As a percentage of net revenues, net income decreased from 13.6% in 2000 to 5.9% in 2001. On a comparable basis, as a percentage of net revenues, net income decreased from 16.4% in 2000 to 16.1% in 2001.

        Corporate Charges.    Corporate charges decreased to $11,656,000 in 2001 from $14,092,000 in 2000, a decrease of $2,436,000 or 17.3%. The decrease is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 1.6% in 2000 to 1.3% in 2001.

        EBITDA.    EBITDA decreased to $300,499,000 in 2001 from $328,055,000 in 2000, a decrease of $27,556,000 or 8.4%. As a percentage of net revenues, EBITDA decreased from 38.0% in 2000 to 33.8% in 2001.

        On a comparable basis, excluding Univision Online losses of $35,506,000, the cost reduction initiative charge of $11,892,000, USA Broadcasting acquired station losses of $10,046,000 and Univision Music Group losses of $1,780,000 in 2001 and Univision Online losses of $31,605,000 and executive resignation costs of $2,000,000 in 2000, EBITDA decreased by $1,937,000 or .5% to $359,723,000 in 2001 from $361,660,000 in 2000. As a percentage of net revenues, EBITDA, on a comparable basis, decreased from 41.9% in 2000 to 41.7% in 2001.

Year Ended December 31, 2000 ("2000"), Compared to Year Ended December 31, 1999 ("1999")

        Revenues.    Net revenues were $863,459,000 in 2000 compared to $693,090,000 in 1999, an increase of $170,369,000 or 24.6%. The Company's broadcast segment revenues were $862,931,000 in 2000 compared to $693,090,000 in 1999, an increase of $169,841,000 or 24.5%. Univision Network had an increase of approximately 19% in the average price of advertising spots and an increase in volume of approximately 9%. UTG O&Os, on a same-station basis, after adjusting for the March 31, 1999 sale of the Albuquerque station, had an increase of approximately 5% in the number of spots sold and an 11% increase in the price for advertising spots. While there were increases at all UTG O&Os, the primary increases were derived from the Los Angeles, New York, Miami, San Francisco and Dallas stations. The Company's Internet segment, that was launched in the third quarter of 2000, had revenues of $528,000.

        Expenses.    Direct operating expenses, which include corporate charges of $344,000 and $300,000 in 2000 and 1999, respectively, increased to $312,381,000 in 2000 from $241,870,000 in 1999, an increase of $70,511,000 or 29.2%.%. The Company's broadcast segment direct operating expenses were $297,678,000 in 2000 compared to $241,359,000 in 1999, an increase of $56,319,000 or 23.3%. The increase was primarily due to increased license fees paid or payable, under the Company's Program License Agreements, to Televisa and Venevision of $26,000,000 as a result of higher net revenues. The programs A Que No Te Atreves, A Millón and Estamos Unidos increased programming costs by $1,451,000, $498,000 and $457,000 and purchased novelas increased programming costs by $1,218,000. The increase in all other programming costs associated with entertainment programs and movies was $5,617,000. Sports-related programming costs increased by $5,228,000, which includes $5,051,000 related to Mexican League Soccer, Road to the World Cup Soccer and the Gold Cup 2000 soccer games, $2,185,000 due to increased boxing costs and $1,163,000 related to República Deportiva. These increases in sports-related programming costs were partially offset by the elimination of 1999 costs related to the Pan American Games of $1,791,000 and Major League Soccer of $1,665,000. News costs increased by $10,909,000, which includes $1,308,000 of costs for the program Ultima Hora, $1,696,000 of costs for increased airings of Aquí y Ahora and $2,259,000 of cost increases due to the addition of early morning news at the Los Angeles station, morning news at the New York and Miami stations and weekend news at the Dallas, San Francisco, Chicago and San Antonio stations. Technical costs increased by $4,941,000 due in part to the support required for increased news programming and higher repair and maintenance costs. The Internet segment direct operating expenses were $14,703,000 in 2000 compared to $511,000 in 1999, an increase of $14,192,000. As a percentage of net revenues, direct operating expenses increased from 34.9% in 1999 to 36.2% in 2000.

        Selling, general and administrative expenses, which include corporate charges of $13,748,000 and $13,724,000 in 2000 and 1999, respectively, increased to $223,023,000 in 2000 from $184,159,000 in 1999, an increase of $38,864,000 or 21.1%. The Company's broadcast segment selling, general and administrative expenses were $205,593,000 in 2000 compared to $182,218,000 in 1999, an increase of $23,375,000 or 12.8%. The increase is due in part to selling costs of $8,532,000 resulting from higher sales, $3,796,000 of costs associated with the Company's national advertising campaign, $2,000,000 related to employee benefits, severance and other compensation costs, $2,000,000 related to an executive resignation. These increases were partially offset by a decrease in 1999 costs related to community affairs of $2,000,000 and acquisition-related costs of $1,151,000. The Internet segment selling, general and administrative expenses were $17,430,000 in 2000 compared to $1,941,000 in 1999, an increase of $15,489,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 26.6% in 1999 to 25.8% in 2000.

        Depreciation and Amortization.    Depreciation and amortization increased to $66,765,000 in 2000 from $62,583,000 in 1999, an increase of $4,182,000 or 6.7%. Depreciation and amortization for the broadcast segment increase by $1,979,000 to $64,528,000 in 2000 from $62,549,000 in 1999 due primarily to an increase in depreciation related to increased capital expenditures that were partially offset by a decrease in goodwill amortization. Depreciation and amortization for the Internet segment increase by $2,203,000 to $2,237,000 in 2000 from $34,000 in 1999 due primarily to increased depreciation related to increased capital expenditures.

        Operating Income.    As a result of the above factors, operating income increased to $261,290,000 in 2000 from $204,478,000 in 1999, an increase of $56,812,000 or 27.8%. The Company's broadcast segment had operating income of $295,132,000 in 2000 and $206,964,000 in 1999, an increase of $88,168,000. The

Company's Internet segment had an operating loss of $33,842,000 in 2000 and $2,486,000 in 1999, an increase of $31,356,000. As a percentage of net revenues, operating income increased from 29.5% in 1999 to 30.3% in 2000.

        Interest Expense, Net.    Interest expense increased to $30,097,000 in 2000 from $27,459,000 in 1999, an increase of $2,638,000 or 9.6%. The increase is due primarily to increased bank borrowings associated with the Company's increased investment in Entravision and higher interest rates during 2000 as compared to 1999.

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

        Capital expenditures totaled $130,188,000 for the twelve months ended December 31, 2001. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital improvements, the Company is still in the process of replacing and upgrading several towers, transmitters and antennas. In 2001, the Company substantially completed the construction of its television station facilities in Los Angeles, Phoenix and Bakersfield and incurred costs of approximately $57,000,000 related to these projects. The build-out of TeleFutura Network in Miami also began in 2001 and the Company incurred costs of approximately $24,500,000. In 2002, the Company plans on spending a total of approximately $115,000,000 that will consist of $41,500,000 for digital technology, $13,700,000 for the completion of the build-out of TeleFutura Network and station facilities, $7,500,000 for Univision Network facilities expansion, $8,500,000 for the completion of the construction of the Los Angeles and Phoenix stations and approximately $43,800,000 for normal capital improvements and management information systems. The Company expects to fund its capital expenditure requirements primarily from its operating cash flow and, if necessary, from proceeds available under its bank facility.

        On July 18, 2001, the Company issued 7.85% Senior Notes due 2011 (the "Notes"), which have a face value of $500,000,000 and bear simple interest at 7.85%, to qualified institutional buyers. The Company received net proceeds of $495,370,000 from the issuance of the Notes, which along with cash from operations was used to repay a $500,000,000 temporary credit facility with Goldman Sachs. The Company will pay interest on the Notes on January 15 and July 15 of each year. The Notes are the Company's senior unsecured obligations, are equal in right of payment with all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company's future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company's guarantors, who are described below. The Company has the option to redeem all or a portion of the Notes at any time at the redemption prices set forth in the note agreement. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the Notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

        Concurrent with the issuance of the Senior Notes on July 18, 2001, the Company entered into a new five-year credit agreement with a syndicate of commercial lenders from whom the Company received commitments of $1.22 billion. The new credit agreement consists of a $500,000,000 revolving credit facility and a $720,000,000 term loan. Each of the credit facilities will mature on July 18, 2006. At December 31, 2001, the Company had borrowings of $465,000,000 outstanding under its term loan and $25,000,000 outstanding under its revolving credit facility.

        The subsidiaries that guarantee the Company's obligations under the new revolving credit facility and term loan also guarantee the Notes. Initially, the subsidiary guarantors under the new credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries and, until final payment of the purchase price for the additional stations to be acquired from USA Broadcasting, the subsidiary that was created to acquire those stations. The guarantees of the obligations under the revolving credit facility, term loan and the Notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's. The Company's senior unsecured debt is currently rated BB+ by Standard & Poor's Rating Services and Baa3 by Moody's Investor Service, Inc.

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

        The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its LIBOR loans at December 31, 2001, a change of 10% in interest rates would have an impact of approximately $1,600,000 on pre-tax earnings and pre-tax cash flows over a one-year period.

        On December 19, 2001, the Company, Televisa and Venevision reached a multi-faceted global alliance. Under this comprehensive agreement, Univision Network, TeleFutura Network and Galavisión will now have exclusive U.S. broadcast rights to Televisa and Venevision programming (with certain limited exceptions), the most popular Spanish-language programming in the world, through 2017. As part of the agreements, Televisa made an equity investment in the Company of $375,000,000 and received Class B Preferred Stock that automatically converted, on February 25, 2002, into 10,594,500 shares, based on an arms-length negotiated 6% discount, of the Company's Class A Common Stock upon expiration of the waiting period under the Hart-Scott-Rodino Act. The parties also agreed to amend the Company's charter documents to eliminate or modify certain governance rights held by the directors elected by Televisa and Venevision and to eliminate the right of holders of the Company's Class T Common Stock and Class V Common Stock to elect additional directors upon a change in federal law increasing the percentage that non-U.S. citizens may own in companies that own television stations. In connection with the changes to the Company's charter documents, the Company issued warrants to both Televisa and Venevision to purchase in the aggregate, in the case of Televisa, 9,000,000 warrants to acquire 6,274,864 additional shares of Class A Common Stock and 2,725,136 additional shares of Class T Stock and, in the case of Venevision, 2,800,000 warrants to acquire 74,864 additional shares of Class A Common Stock and 2,725,136 Class V Stock. The warrants were issued in exchange for the value of certain rights previously held by the holders of shares of Class T and Class V Stock. The exercise price of the warrants is $38.261 per share. At December 31, 2001, Televisa and Venevision owned a total of 9,002,000 and 30,237,700 warrants, respectively, which includes warrants issued in December 1992. The 1992 warrants are exercisable for Class T and Class V Common Stock at an exercise price of $0.0322 per share. In addition, the Company agreed to acquire Televisa's music recording company, Fonovisa Music Group ("Fonovisa"), North America's premier Latin music label, for 6 million shares of Class A Common Stock and warrants to purchase an additional 100,000 Shares of Class A Common Stock at an exercise price of $38.261 per share.

        On December 7, 2000, the Company announced that it would acquire from USA Broadcasting, Inc. for $1.1 billion in cash, 13 full-power television stations, minority interests in four additional full-power television stations and Station Works, LLC, the master control operating system for the station group. On June 12, 2001, the Company acquired the first three full-power stations, the Station Works facility, and the minority ownership interests in the four additional full-power stations for $294,069,000 in cash. On August 21, 2001, the Company acquired the remaining 10 full-power stations through the issuance of non-interest bearing notes aggregating approximately $808,000,000. The Company made a payment under the notes of approximately $216,000,000 in September 2001 and made the remaining payment of approximately $592,000,000 in January 2002 with funds from its existing credit facility and proceeds received from the issuance of mandatory convertible preferred stock to Televisa. During the interim period between the acquisition of the stations in August 2001 and the respective maturity dates for the notes, the Company continued to operate these stations as English-language Home Shopping Network ("HSN") channels as required by the purchase agreement with USA Broadcasting. Each station entered into an affiliation agreement with HSN (an affiliate of USA Broadcasting) and agreed to broadcast up to 24-hours per day of HSN programming until October 1, 2001 with respect to two New York stations and until January 14, 2002 with respect to the Boston, Chicago, Cleveland, Houston, Los Angeles, Orlando, Philadelphia and Tampa stations. In August 2001, the Company also acquired the majority interest in the Washington, D.C. station (in which it had previously acquired the minority interest from USA Broadcasting) for an additional $59,000,000 through a bankruptcy court proceeding. At December 31, 2001, the Company had a minority interest of $69,875,000 in the San Francisco, Denver and St. Louis stations, which were part of the USA Broadcasting acquisition. In January 2002, the Company purchased the majority interest in the San Francisco station for approximately $41,000,000. The majority of the stations acquired from USA Broadcasting are part of the TeleFutura Television Group.

        In June 2001, the Company purchased for $26,000,000 an approximate 20% non-voting preferred stock equity interest in Equity Broadcasting Corporation ("Equity Broadcasting"), which is the ninth-largest broadcasting corporation in the United States with more than 40 full-power and 60 low-power television stations. In addition, in September 2001, the Company purchased an additional 4.9% of Equity Broadcasting's Class A common stock for approximately $2,500,000. This investment is accounted for under the cost method. On September 28, 2001, the Company loaned Equity Broadcasting approximately $20,000,000, which created an interest-bearing note receivable due to the Company from Equity Broadcasting. In December 2001, the Company acquired two full power and four low-power television Stations from Equity Broadcasting, and the entire note receivable plus interest was applied to the purchase price.

        Also, in June 2001, Univision Music, Inc. acquired a 50% interest in Monterrey, Mexico-based Disa Records, S.A. de C.V. ("Disa") from the Chavez family. Disa Records is the second-largest independent Spanish-language record label in the world; it represents more than 50 artists and owns a large catalog of more than 1,000 master recordings of Mexican regional music. The Chavez family maintains a 50% ownership in Disa Records and continues to manage the business. The Company has a call right and the Chavez family has a put right starting in June 2006, that will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

        On October 11, 2001, the Company entered into an asset purchase agreement to acquire stations in Killeen and El Paso, Texas from White Knight Broadcasting for approximately $30,000,000. Concurrently, the Company assigned its right to acquire the El Paso station to Entravision for approximately $18,000,000. In January 2002, the Company acquired the Killeen station for $12,000,000 and Entravision acquired the El Paso station.

        In the third quarter of 2001, the Company decided to dissolve its joint venture in Ask Jeeves en Español, Inc.; consequently, the Company's equity loss in unconsolidated subsidiaries/other amount for 2001 reported includes a charge of $15,919,000 or $9,472,000 net of tax. The original charge of $16,804,000 in the third quarter of 2001 was changed to reflect an additional collection of cash in the fourth quarter related to the investment. The Company will recover approximately $25,800,000 in cash, comprised of $19,400,000, received in 2001, as a return of capital and $6,400,000 related to a tax benefit from its original investment of approximately $40,000,000 in Ask Jeeves en Español, Inc.

        Effective February 1, 2002, the Company entered into a time brokerage agreement with Raycom Media, Inc. ("Raycom") to manage its two stations in Puerto Rico. Under the agreement, the Company will program WLII-TV 11 in San Juan and WSUR-TV 9 in Ponce, collectively branded as "Teleonce" on behalf of Raycom. The new programming under the agreement will also be telecast through WORA-TV 5 in Mayaguez, the long-term western affiliate to Teleonce. The management fee to the Company will be approximately $500,000 per year. In addition, the Company entered into an option agreement that expires on December 31, 2004 to acquire these stations for $190,000,000. The purchase price will be reduced if certain earnings targets are met during the period prior to the expiration of the option agreement.

        In July 2000, the Federal Communications Commission released a Public Notice giving official notification that the Company was the winning bidder for a construction permit for a new television station assigned to Blanco, Texas with a winning bid of $18,798,000. On August 1, 2000, the Company made the required 20% down payment of $3,759,600 while awaiting final approval by the FCC. The details and costs regarding the construction of the new station are still in the planning phase.

        On August 9, 2000, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 is due over the term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The costs for the 2002 World Cup games, including program right and production costs, will be approximately $55,000,000. The funds for these payments are expected to come from income from operations and/or borrowings from the Company's bank facilities.

        The Company expects to explore additional acquisition opportunities in both Spanish-language television and other media to complement and capitalize on our existing business and management. The purchase price for the acquisitions and investments described above as well as any future acquisitions may be paid with (a) cash derived from operating cash flow, (b) proceeds available under bank facilities, (c) proceeds from future debt or equity offerings, or (d) any combination thereof. Based on our current level of operations and planned capital expenditures, the Company believes that its cash flow from operations, together with available cash and available borrowings under the new credit facility will be adequate to meet future liquidity needs for at least the next twelve months.

Seasonality

        The advertising revenues of the Company vary over the calendar year. Historically, approximately 30% of total advertising revenues have been generated in the fourth quarter and 20% in the first quarter, with the remainder split approximately equally between the second and third quarters, exclusive of special programming such as the World Cup Games. Because of the relatively fixed nature of the costs of the Company's business, seasonal variations in operating income are more pronounced than those of revenues.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is included in the "Liquidity and Capital Resources" section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this document.

ITEM 8. Financial Statements and Supplementary Data

        See pages F-1 through F-67

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information relating to directors required by this item will be contained under the captions "Board Of Directors" in a definitive Proxy Statement, which the registrant will file with the Securities and Exchange Commission not later than 120 days after December 31, 2001 (the "Proxy Statement"), and such information is incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Exhibits

Exhibit Number		Description
3.1	(5)	Amended and Restated Certificate of Incorporation of the Company
3.2		Amended and Restated Bylaws of the Company
3.3	(7)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
4.1	(6)	Form of specimen stock certificate
4.4	(1)	Indenture dated as of December 17, 1992 relating to PTI Holdings, Inc.'s Subordinated Ten Year Notes due 2002 (including the form of notes)
4.5	(2)	Indenture dated as of December 17, 1992 relating to The Univision Network Holding Limited Partnership's Subordinated Ten Year Notes due 2002 (including form of notes)
4.6	(3)	First Supplemental Indenture dated as of October 1, 1993 relating to PTI Holdings, Inc.'s Subordinated Ten Year Notes due 2002
4.7	(3)	First Supplemental Indenture dated as of October 1, 1993 relating to The Univision Network Holding Limited Partnership's Subordinated Ten Year Notes due 2002
4.8	(11)	Indenture dated as of July 18, 2001, among Univision Communications Inc. and The Bank of New York as Trustee
4.9	(11)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein, and The Bank of New York as Trustee
10.1	(6)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2	(6)	Registration Rights Agreement dated as of October 2, 1996
10.3	(5)	1996 Performance Award Plan
10.4	(4)	Employment Agreement dated as of January 1, 1995, between Univision Television Group, Inc. and George W. Blank
10.6		Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.7		Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.8	(6)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.9		Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.10	(6)	Amended and Restated Warrants issued to Televisa dated as of October 2, 1996
10.10.1		Amended and Restated Warrant issued to Televisa dated as of December 19, 2001

10.10.2		Warrant Purchase Agreement dated as of December 19, 2001 by and between Grupo Televisa, S.A. and the Company
10.10.3		Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.11	(6)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996
10.11.1		Form of Amended and Restated Warrant issued to Venevision
10.11.2		Warrant Purchase Agreement dated as of December 19, 2001 by and between VVI Investments Corporation and the Company
10.11.3		Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.11.4		Warrant Purchase Agreement dated as of December 19, 2001 by and between Venevision Investments LLC and the Company
10.11.5		Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.12	(10)
Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent
10.13
Subsidiary Guaranty dated as of July 18, 2001 made by the Univision guarantors to the Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent
10.15	(5)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.16	(9)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.17		Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson
10.30	(7)	Co-Production Agreement between the Company and Televisa
10.31	(8)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.32		Reimbursement Agreement between the Company and Chartwell Services New York, Inc. dated as of May 24, 2000
10.33		Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and George W. Blank
10.33.1		Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and George W. Blank
10.34		Amendment to Employment Agreement dated as of December 17, 2001 between The Univision Network Limited Partnership and Ray Rodriguez
10.34.1		Amendment to Employment Agreement dated as of November 14, 2001 between The Univision Network Limited Partnership and Ray Rodriguez

10.35		Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and C. Douglas Kranwinkle
10.35.1		Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and C. Douglas Kranwinkle
10.36		Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and Andrew Hobson
10.36.1		Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and Andrew Hobson
10.37	(12)	Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.38	(12)	First Amendment to Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.39	(12)	Second Amendment to Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.40		Share Purchase Agreement dated as of December 19, 2001 by and between Fonovisa L.L.C. and Univision Communications Inc.
10.41		Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.42		First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.43		Second Amendment dated January 11, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.44		Third Amendment dated February 27, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.45		Fourth Amendment dated March 7, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
21.1		Subsidiaries of the Company
23.1		Consents of experts—Arthur Andersen LLP
23.2		Consents of experts—McGladrey & Pullen, LLP
24.1		Power of Attorney (contained on "Signatures" page)
99.1		Letter to the SEC dated March 25, 2002 re: Confirmation of Arthur Andersen Representations

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

(3)
Previously filed as an exhibit to PTI Holdings, Inc.'s Annual Report on Form 10K for the year ended December 31, 1993

(4)
Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1995.

(5)
Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated March 30, 2000.

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

(7)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1998.

(8)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended March 31, 1999.

(9)
Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 2000.

(10)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 2001.

(11)
Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-4 (File No. 333-71426-01).

(12)
Previously filed as an exhibit to Univision Communication Inc.'s Report on Form 8K filed June 26, 2001.

(b)
Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(c)
Reports on Form 8-K

        On December 28, 2001 the Company filed a Form 8-K, Item 5 (Other Events), noting that on December 19, 2001, the Company, Grupo Televisa, S.A. and Venevision International Inc. announced that they reached a multi-faceted global alliance. A copy of the press release describing the alliance and its related transactions was filed as an exhibit to Form 8-K.

(d)
Financial Statements of Entravision Communications Corporation

        Refer to pages F-36 to F-67 for the separate financial statements of Entravision Communication Corporation, which is a significant subsidiary of the Company that is less than 50% owned and is not required to be consolidated in the financial statements of the Company. At December 31, 2001, the Company accounted for its 32% investment in Entravision Communication Corporation using the equity method of accounting.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2002.

UNIVISION COMMUNICATIONS INC.
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

/s/ A. JERROLD PERENCHIO A. Jerrold Perenchio	Chairman of the Board and Chief Executive Officer	March 26, 2002
/s/ GEORGE W. BLANK George W. Blank	Executive Vice President and Chief Financial Officer, in his capacities, as Chief Financial Officer and Principal Accounting Officer	March 26, 2002
Emilio Azcarraga Jean	Director	March __, 2002
/s/ HAROLD GABA Harold Gaba	Director	March 26, 2002
/s/ ALAN HORN Alan Horn	Director	March 26, 2002
/s/ JOHN G. PERENCHIO John G. Perenchio	Director	March 26, 2002
/s/ ALEJANDRO RIVERA Alejandro Rivera	Director	March 26, 2002
/s/ RAY RODRIGUEZ Ray Rodriguez	Director	March 26, 2002
/s/ JUAN VILLALONGA Juan Villalonga	Director	March 26, 2002

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	(5)	Amended and Restated Certificate of Incorporation of the Company
3.2		Amended and Restated Bylaws of the Company
3.3	(7)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
4.1	(6)	Form of specimen stock certificate
4.4	(1)	Indenture dated as of December 17, 1992 relating to PTI Holdings, Inc.'s Subordinated Ten Year Notes due 2002 (including the form of notes)
4.5	(2)	Indenture dated as of December 17, 1992 relating to The Univision Network Holding Limited Partnership's Subordinated Ten Year Notes due 2002 (including form of notes)
4.6	(3)	First Supplemental Indenture dated as of October 1, 1993 relating to PTI Holdings, Inc.'s Subordinated Ten Year Notes due 2002
4.7	(3)	First Supplemental Indenture dated as of October 1, 1993 relating to The Univision Network Holding Limited Partnership's Subordinated Ten Year Notes due 2002
4.8	(11)	Indenture dated as of July 18, 2001, among Univision Communications Inc. and The Bank of New York as Trustee
4.9	(11)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein, and The Bank of New York as Trustee
10.1	(6)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2	(6)	Registration Rights Agreement dated as of October 2, 1996
10.3	(5)	1996 Performance Award Plan
10.4	(4)	Employment Agreement dated as of January 1, 1995, between Univision Television Group, Inc. and George W. Blank
10.6		Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.7		Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.8	(6)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.9		Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.10	(6)	Amended and Restated Warrants issued to Televisa dated as of October 2, 1996
10.10.1		Amended and Restated Warrant issued to Televisa dated as of December 19, 2001
10.10.2		Warrant Purchase Agreement dated as of December 19, 2001 by and between Grupo Televisa, S.A. and the Company

10.10.3		Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.11	(6)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996
10.11.1		Form of Amended and Restated Warrant issued to Venevision
10.11.2		Warrant Purchase Agreement dated as of December 19, 2001 by and between VVI Investments Corporation and the Company
10.11.3		Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.11.4		Warrant Purchase Agreement dated as of December 19, 2001 by and between Venevision Investments LLC and the Company
10.11.5		Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.12	(10)
Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent
10.13
Subsidiary Guaranty dated as of July 18, 2001 made by the Univision guarantors to the Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent
10.15	(5)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.16	(9)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.17		Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson
10.30	(7)	Co-Production Agreement between the Company and Televisa
10.31	(8)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.32		Reimbursement Agreement between the Company and Chartwell Services New York, Inc. dated as of May 24, 2000
10.33		Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and George W. Blank
10.33.1		Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and George W. Blank
10.34		Amendment to Employment Agreement dated as of December 17, 2001 between The Univision Network Limited Partnership and Ray Rodriguez
10.34.1		Amendment to Employment Agreement dated as of November 14, 2001 between The Univision Network Limited Partnership and Ray Rodriguez
10.35		Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and C. Douglas Kranwinkle

10.35.1		Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and C. Douglas Kranwinkle
10.36		Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and Andrew Hobson
10.36.1		Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and Andrew Hobson
10.37	(12)	Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.38	(12)	First Amendment to Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.39	(12)	Second Amendment to Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.40		Share Purchase Agreement dated as of December 19, 2001 by and between Fonovisa L.L.C. and Univision Communications Inc.
10.41		Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.42		First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.43		Second Amendment dated January 11, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.44		Third Amendment dated February 27, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.45		Fourth Amendment dated March 7, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
21.1		Subsidiaries of the Company
23.1		Consents of experts—Arthur Andersen LLP
23.2		Consents of experts—McGladrey & Pullen, LLP
24.1		Power of Attorney (contained on "Signatures" page)
99.1		Letter to SEC dated March 25, re: Confirmation of Arthur Andersen Representations

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

(3)
Previously filed as an exhibit to PTI Holdings, Inc.'s Annual Report on Form 10K for the year ended December 31, 1993

(4)
Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1995.

(5)
Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated March 30, 2000.

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

(7)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1998.

(8)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended March 31, 1999.

(9)
Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 2000.

(10)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 2001.

(11)
Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-4 (File No. 333-71426-01).

(12)
Previously filed as an exhibit to Univision Communication Inc.'s Report on Form 8K filed June 26, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Univision Communications Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Univision Communications Inc. (a Delaware corporation) and subsidiaries for the years ended December 31, 2001, 2000 and 1999 included in Item 8 of this Form 10-K and have issued our report thereon dated February 4, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(b) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule for the years ended December 31, 1999, 2000 and 2001 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 4, 2002

SCHEDULE II

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 1999, 2000 and 2001
(Dollars in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at end of Period
	Debit (Credit)	Debit (Credit)	Debit (Credit)		Debit (Credit)		Debit (Credit)
For the Year Ended December 31, 1999
Allowance for doubtful accounts	$(8,079)	$(1,192)	$—		$1,646	(1)	$(7,625)

Accumulated amortization of intangible assets	$(219,859)	$(39,171)	$—		$879	(2)	$(258,151)

Accumulated amortization of deferred financing costs	$(3,650)	$(1,441)	$—		$—		$(5,091)

For the Year Ended December 31, 2000
Allowance for doubtful accounts	$(7,625)	$(3,106)	$—		$1,977	(1)	$(8,754)

Accumulated amortization of intangible assets	$(258,151)	$(38,737)	$—		$—		$(296,888)

Accumulated amortization of deferred financing costs	$(5,091)	$(1,361)	$—		$—		$(6,452)

For the Year Ended December 31, 2001
Allowance for doubtful accounts	$(8,754)	$(8,680)	$(709)	(4)	$7,340	(1)	$(10,803)
Allowance for returns	—	(689)	—		—		(689)

Allowance for doubtful accounts and returns	$(8,754)	$(9,369)	$(709)		$7,340	(1)	$(11,492)

Accumulated amortization of intangible assets	$(296,888)	$(40,969)	$—		$—		$(337,857)

Accumulated amortization of deferred financing costs	$(6,452)	$(2,488)	$—		$7,193	(3)	$(1,747)

(1)
Write-offs of accounts receivable, net of recoveries.

(2)
Represents sale of Albuquerque station.

(3)
Write-off of terminated credit facilities.

(4)
Acquired from USA Broadcasting stations.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Stockholders of Univision Communications Inc.:

        We have audited the accompanying consolidated balance sheets of Univision Communications Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management of Univision Communications Inc. and subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Univision Communications Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 4, 2002

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	December 31,
ASSETS	2001	2000
Current assets:
Cash	$380,829	$54,528
Accounts receivable, less allowance for doubtful accounts and returns of $11,492 in 2001 and $8,754 in 2000	162,592	149,177
Program rights	22,653	22,249
Prepaid expenses and other	30,019	23,658

Total current assets	596,093	249,612
Property and equipment, net, less accumulated depreciation of $142,661 in 2001 and $103,087 in 2000	445,483	247,233
Intangible assets, net, less accumulated amortization of $337,857 in 2001 and $296,888 in 2000	1,532,095	512,544
Deferred financing costs, net, less accumulated amortization of $1,747 in 2001 and $6,452 in 2000	20,935	4,686
Deferred income taxes, net	—	7,782
Program rights	18,862	19,023
Investment in unconsolidated subsidiaries	535,777	400,748
Other assets	14,299	6,677

Total assets	$3,163,544	$1,448,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$120,021	$106,418
Income taxes	20,334	23,021
Accrued interest	18,348	908
Accrued license fees	10,562	12,557
Deferred advertising revenues	4,250	—
Program rights obligations	4,135	1,088
Current portion of long-term debt and capital lease obligations	92,030	218,969

Total current liabilities	269,680	362,961
Long-term debt including accrued interest	985,509	298,289
Notes payable due USA Broadcasting	592,175	—
Capital lease obligations	84,334	79,400
Deferred advertising revenues	13,960	—
Program rights obligations	10,919	—
Deferred tax liabilities	5,657	—
Other long-term liabilities	18,530	6,323

Total liabilities	1,980,764	746,973

Redeemable convertible preferred stock, $.01 par value, with a conversion rate of 28.252 to Class A Common Stock (375,000 shares issued and outstanding at December 31, 2001)	369,500	—

Redeemable convertible 6% preferred stock, $.01 par value, with a conversion price of $8.171875 to Class A Common Stock (0 and 6,000 shares issued and outstanding at December 31, 2001 and 2000, respectively)	—	6,060

Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; 0 issued and outstanding)	—	—
Common stock, $.01 par value (492,000,000 shares authorized; 210,479,125 and 207,081,700 shares issued including shares in treasury, at December 31, 2001 and 2000, respectively)	2,105	2,071
Paid-in-capital	561,860	496,227
Retained earnings	271,508	219,167

	835,473	717,465
Less common stock held in treasury (1,017,180 shares at cost at December 31, 2001 and 2000)	(22,193)	(22,193)

Total stockholders' equity	813,280	695,272

Total liabilities and stockholders' equity	$3,163,544	$1,448,305

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In thousands, except share and per-share data)

	2001	2000	1999
Net revenues	$887,870	$863,459	$693,090

Direct operating expenses	355,761	312,381	241,870
Selling, general and administrative expenses	231,610	223,023	184,159
Depreciation and amortization	84,069	66,765	62,583

Operating income	216,430	261,290	204,478
Interest expense, net	53,463	30,097	27,459
Amortization of deferred financing costs	2,488	1,361	1,441
Equity loss in unconsolidated subsidiaries	42,897	4,828	498

Income before taxes and extraordinary loss on extinguishment of debt	117,582	225,004	175,080
Provision for income taxes	62,865	108,081	91,536

Income before extraordinary loss on extinguishment of debt	54,717	116,923	83,544
Extraordinary loss on extinguishment of debt, net of tax	(2,306)	—	(2,611)

Net income	52,411	116,923	80,933
Preferred stock dividends	(70)	(518)	(540)

Net income available to common stockholders	$52,341	$116,405	$80,393

Basic Earnings Per Share
Income per share available to common stockholders before extraordinary loss	$0.26	$0.57	$0.43
Extraordinary loss per share	(0.01)	—	(0.01)

Net income per share available to common stockholders	$0.25	$0.57	$0.42

Weighted average common shares outstanding	208,110,727	204,893,438	192,971,418

Diluted Earnings Per Share
Income per share available to common stockholders before extraordinary loss	$0.23	$0.49	$0.35
Extraordinary loss per share	(0.01)	—	(0.01)

Net income per share available to common stockholders	$0.22	$0.49	$0.34

Weighted average common shares outstanding	239,817,378	238,963,587	236,236,626

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 1999, 2000 and 2001
(In thousands)

	Common Stock	Paid-in- Capital	Retained Earnings	Common Stock in Treasury	Total
Balance, January 1, 1999	$1,818	$387,863	$22,369	$(17,402)	$394,648
Net income for the year	—	—	80,933	—	80,933
Preferred stock dividends declared	—	—	(540)	—	(540)
Exercise of warrants	202	(202)	—	—	—
Exercise of stock options including related tax benefits	23	38,714	—	—	38,737

Balance, December 31, 1999	2,043	426,375	102,762	(17,402)	513,778
Net income for the year	—	—	116,923	—	116,923
Preferred stock dividends declared	—	—	(518)	—	(518)
Conversion of redeemable convertible 6% preferred stock	4	2,996	—	—	3,000
Exercise of stock options including related tax benefits	24	66,856	—	(4,791)	62,089

Balance, December 31, 2000	2,071	496,227	219,167	(22,193)	695,272
Net income for the year	—	—	52,411	—	52,411
Preferred stock dividends declared	—	—	(70)	—	(70)
Conversion of redeemable convertible 6% preferred stock	7	5,993	—	—	6,000
Exercise of stock options including related tax benefits	27	59,640	—	—	59,667

Balance, December 31, 2001	$2,105	$561,860	$271,508	$(22,193)	$813,280

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In thousands)

	2001	2000	1999
Net income	$52,411	$116,923	$80,933
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	43,100	28,028	23,412
Loss on sale of fixed assets	137	1	183
Equity loss in unconsolidated subsidiaries	42,589	4,828	498
Amortization of intangible assets and financing costs	43,596	40,098	40,612
Non-cash items	(3,040)	—	—
Extraordinary loss on extinguishment of debt, net of tax	2,306	—	2,611
Changes in assets and liabilities:
Accounts receivable, net	(10,961)	(13,081)	(17,688)
Intangible assets, net	—	(41)	(427)
Deferred income taxes	13,439	5,533	9,320
License fees payable	125,926	127,441	101,724
Payment of license fees	(127,921)	(124,451)	(99,729)
Program rights	124	(26,441)	(4,352)
Prepaid expenses and other assets	(13,017)	(16,785)	(1,663)
Accounts payable and accrued liabilities	(13,009)	27,693	4,015
Income taxes	398	16,995	13,994
Income tax benefit from options exercised	30,261	41,401	22,268
Accrued interest	27,121	9,140	7,752
Program rights obligations	3,734	(858)	1,508
Other, net	101	(186)	1,986

Net cash provided by operating activities	217,295	236,238	186,957

Cash flow from investing activities:
Station acquisitions	(529,009)	—	—
Investment in unconsolidated subsidiaries	(175,807)	(393,292)	(1,000)
Capital expenditures	(130,188)	(64,669)	(38,965)
Proceeds from dissolution of investment in Ask Jeeves en Español, Inc	19,385	—	—
Proceeds from sale of Albuquerque station	—	—	1,000
Other	(556)	11	29

Net cash used in investing activities	(816,175)	(457,950)	(38,936)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	1,217,350	390,000	62,000
Proceeds from Senior Notes	495,370	—	—
Proceeds from convertible preferred stock	375,000	—	—
Repayment of long-term debt	(1,167,686)	(155,814)	(198,361)
Exercise of stock options	27,889	20,688	16,470
Preferred stock dividends paid	(130)	(547)	(540)
Purchase of Junior Subordinated Notes	—	—	(17,998)
Deferred financing costs	(22,612)	(645)	—

Net cash provided by (used in) financing activities	925,181	253,682	(138,429)

Net increase in cash	326,301	31,970	9,592
Cash beginning of year	54,528	22,558	12,966

Cash end of year	$380,829	$54,528	$22,558

Supplemental disclosure of cash flow information:
Interest paid	$29,116	$20,657	$20,412

Income taxes paid	$18,946	$43,910	$46,275

See Notes to Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001

1. Organization of the Company

        The operations of Univision Communications Inc. and its wholly owned subsidiaries (the "Company"), the leading Spanish-language media company in the United States, include Univision Network, the most-watched Spanish-language television network in the United States; Univision Television Group ("UTG"), which owns and operates 16 full-power and 6 low-power television stations ("UTG O&Os"), including full-power stations in 11 of the top 15 U.S. Hispanic markets; Galavisión, the country's leading Spanish-language cable network; Univision Music Group, which includes a 50% interest in Disa Records ("Disa"), one of the leading music publishing and recording companies in Mexico and Univision Online, Inc. ("Univision Online"), which operates the Company's Internet portal, Univision.com. Univision Network's signal covers 97 percent of all U.S. Hispanic households through UTG O&Os, Univision Network's affiliates (16 full-power and 27 low-power stations) and cable affiliates.

        UTG's 15 full-power, Spanish-language television stations are located in Los Angeles, New York, Miami, Houston, Chicago, Dallas, San Francisco, San Antonio, Phoenix, Fresno, Sacramento, Cleveland, Atlanta, Philadelphia and Killeen, and the Company's one English-language, full-power television station is located in Bakersfield. UTG also owns and operates 6 low-power, Spanish-language television stations serving Austin, Bakersfield, Fort Worth, Phoenix, Santa Rosa and Tucson. The Company's Spanish-language television stations are affiliated with Univision Network, and the English-language station is affiliated with UPN (United Paramount Network).

        On January 14, 2002, the Company launched TeleFutura, which consists of TeleFutura Network and TeleFutura Television Group ("TTG"). TTG owns and operates 14 full-power and 12 low-power television stations ("TTG O&Os"), including full-power stations in 8 of the top 10 U.S. Hispanic markets. TeleFutura Network's signal covers approximately 72% of all U.S. Hispanic households through TTG O&Os and TeleFutura Network's affiliates (1 full-power and 17 low-power stations). The TTG's 14 full-power, Spanish-language television stations are located in Los Angeles, New York (2 stations), Miami, Houston, Chicago, Dallas, San Francisco, Phoenix, Washington, Tampa, Orlando, Boston, and Tucson. TTG also owns and operates 12 low-power, Spanish-language television stations serving Hartford, Lompoc, Paso Robles, Philadelphia, Phoenix, San Antonio, San Luis Obispo, Santa Barbara, Santa Maria and Tucson.

2. Significant Accounting Policies

  Principles of Consoldiation

        The consolidated financial statements include the accounts and operations of the Company. All significant intercompany accounts and transactions have been eliminated. For investments in which the Company owns or controls less than 20% of the voting shares and does not have significant influence over operating and financial policies, the cost method of accounting is used. For investments in which the Company owns or controls more than 20% of the voting shares and does have significant influence over operating and financial policies, the equity method of accounting is used. Accordingly, the Company's share of the earnings and losses of these companies are included in the equity loss in unconsolidated subsidiaries in the accompanying consolidated statements of income of the Company. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

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

  Accounting for Long-Lived Assets

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company will adopt this statement in 2002 and is currently assessing the impact of this new standard.

  Property and Equipment and Related Depreciation and Amortization

        Property and equipment is carried on the basis of lower of cost or market. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 5 to 40 years, broadcast and other equipment over 3 to 7 years. Leasehold improvements are amortized over the remaining life of the lease. Depreciation and amortization include depreciation on property and equipment of $43,100,000 in 2001, $28,028,000 in 2000 and $23,412,000 in 1999, of which $36,242,000, $23,358,000 and $19,996,000, respectively, relate to direct operating expenses and $6,858,000, $4,670,000 and $3,416,000, respectively, relate to selling, general and administrative expenses.

  Intangible Assets

        Intangible assets consist of amounts by which the cost of acquisitions exceeded the fair values assigned to net tangible assets. The intangible assets primarily represent broadcasting licenses, affiliation agreements, acquisition costs and goodwill. In 2001, acquisition costs and substantially all other intangible assets were amortized using the straight-line method over 20 to 40 years.

        Intangible assets and accumulated amortization consist of the following as of December 31, 2001 and 2000:

	2001	2000
	(In thousands)
Broadcast licenses	$1,205,391	$286,949
Affiliation agreements	427,041	427,041
Goodwill and other intangible assets	237,520	95,442

	1,869,952	809,432
Accumulated amortization	(337,857)	(296,888)

	$1,532,095	$512,544

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, associated with acquisitions consummated prior to June 30, 2001 will not be amortized after December 31, 2001 and those related to acquisitions after June 30, 2001 will never be amortized. However, goodwill and other intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company is in the process of evaluating the effect of SFAS No. 142 as it relates to assessing impairment of its intangible assets and does not expect any impairment losses at adoption. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

        The adoption of SFAS No. 142 will result in a substantial reduction of intangible amortization expense for the Company in 2002 since broadcast licenses, affiliation agreements and goodwill will no longer be amortized. In 2001, the Company's amortization of goodwill and other intangibles was approximately $41,000,000; however, since most of the Company's intangible amortization is non-deductible for tax purposes, the Company only realized a $5,000,000 tax benefit. In 2002, the Company's expected intangible amortization expense will be approximately $1,000,000, primarily related to favorable tower leases acquired. Below is the unaudited, pro-forma effect this accounting change would have had on reported income before extraordinary loss, net income and earnings-per-share amounts had SFAS No. 142 had been in effect:

	2001	2000	1999
	(Dollars in thousands, except for share and per-share data)
Reported income before extraordinary items available to common stockholders	$54,647	$116,405	$83,004
Reduction of intangible amortization	36,125	34,750	34,938
Elimination of equity method goodwill amortization	397	(521)	—

	36,522	34,229	34,938

Adjusted income before extraordinary items available to common stockholders	91,169	150,634	117,942
Extraordinary loss on extinguishment of debt	(2,306)	—	(2,611)

Adjusted net income available to common stockholders	$88,863	$150,634	$115,331

Basic Earnings Per Share
Reported income before extraordinary items per share available to common stockholders	$0.26	$0.57	$0.43
Reduction of intangible amortization	0.18	0.17	0.18
Elimination of equity method goodwill amortization	—	—	—

	0.18	0.17	0.18

Adjusted income before extraordinary items per share available to common stockholders	0.44	0.74	0.61
Extraordinary loss on extinguishment of debt	(0.01)	—	(0.01)

Adjusted net income per share available to common stockholders	$0.43	$0.74	$0.60

Weighted average common shares outstanding	208,110,727	204,893,438	192,971,418

Diluted Earnings Per Share
Reported income before extraordinary items per share available to common stockholders	$0.23	$0.49	$0.35
Reduction of intangible amortization	0.15	0.15	0.15
Elimination of equity method goodwill amortization	—	—	—

	0.15	0.15	0.15

Adjusted income before extraordinary items per share available to common stockholders	0.38	0.64	0.50
Extraordinary loss on extinguishment of debt	(0.01)	—	(0.01)

Adjusted net income per share available to common stockholders	$0.37	$0.64	$0.49

Weighted average common shares outstanding	239,817,378	238,963,587	236,236,626

        Subsequent to acquisitions, the Company continually evaluates whether later events and circumstances have occurred which indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company has evaluated its intangible asset balances at December 31, 2001 and has determined that these assets have not been impaired.

  Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the straight-line method.

  Program Rights for Television Broadcast

        Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operating expense as the programs are broadcast.

  Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following as of December 31, 2001 and 2000:

	2001	2000
	(In thousands)
Trade accounts payable and accruals	$70,635	$58,905
Severance and legal	15,573	7,313
Galavisión cable launch support	3,774	6,046
Purchase accounting liabilities	14,553	1,568
Research liabilities	940	1,478
Accrued compensation	7,570	22,470
Other	6,976	8,638

	$120,021	$106,418

  Revenue Recognition

        Net revenues comprise gross revenues from the Company's broadcast, cable, internet and music businesses, including subscriber fees, a network service fee payable to the Company by the affiliated stations, less agency commissions and compensation costs paid to certain affiliated stations. The Company's gross revenues are recognized when advertising spots are aired for its broadcast and cable businesses and when served for its Internet business. Univision Music Group gross revenues are recognized based on product shipments to distributors less an allowance for returns. Substantially all of the Company's net revenues are derived from the advertising revenues of its broadcast and cable businesses. No one advertiser represented more than 5% of gross advertising revenues of the Company in 2001, 2000 or 1999.

  Income Taxes

        Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws (see Note 9).

  Accounting for Derivative Instruments and Hedging Activities

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company was required to adopt these standards in the first quarter of 2001.

        The Company has evaluated the requirements of these statements and believes that it currently has no derivative instruments or hedging activities under the guidelines of SFAS Nos. 133 and 138.

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

  Accounting for Retirement Obligations

        SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

3. Related Party Transactions

  Program License Agreements

        The Company has entered into a number of agreements with both Grupo Televisa, S.A. and its affiliates ("Televisa") and Corporacion Venezolana de Television, C.A. (VENEVISION) and its affiliates ("Venevision"). The Company has Program License Agreements with both Televisa and Venevision with a royalty fee of 15% of Combined Net Time Sales (time sales from broadcasting, including trade, television subscription and barter revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation, time sales relating to advertising sold to Televisa and provided to Venevision and taxes other than withholding taxes) of Univision Network, UTG and Galavisión until the termination of the agreements on December 2017. The Company paid Televisa and Venevision aggregate net royalties of approximately $125,926,000 in 2001, $127,394,000 in 2000 and $101,395,000 in 1999. In December 2001, the Program License Agreement was amended and restated. Under terms of the expanded programming agreement, the Company will pay Televisa an additional royalty fee of 3% on incremental Combined Net Time Sales of Univision Network, UTG and Galavisión over and above 2001 amounts, as well as a 12% royalty fee on TeleFutura Net Time Sales (calculated in a manner similar to Combined Net Time Sales), subject to certain adjustments. TeleFutura's royalty fee for 2002 will be zero. In 2003, the minimum royalty fee will be $5,000,000, increasing by $2,500,000 per year thereafter, subject to a maximum annual minimum royalty fee of $12,500,000, resulting in a minimum royalty fee of $7,500,000 in 2004, $10,000,000 in 2005 and $12,500,000 for the years 2006 through 2017. Venevision will be paid up to 3% of additional royalty fees on incremental Combined Net Time Sales over a 2001 base amount on Univision Network, UTG and Galavisión over a base amount for 2001 if Venevision programs contribute 30% or more of Univision Network's and Galavisión's ratings. In addition, Venevision will receive royalty fees based on the ratings delivered by the Venevision programs broadcast on TeleFutura. The obligations of their respective affiliates have been guaranteed by, in the case of Televisa, Grupo Televisa, S.A. and in the case of Venevision, Corporacion Venezolana de Television, C.A. (VENEVISION). Under the Program License Agreement, the Company has the exclusive right to air in the United States all Spanish-language programming (with certain limited exceptions) produced by or for Televisa and Venevision.

        Additionally, pursuant to the Amended and Restated Program License Agreements, Televisa and Venevision have the right to use, without charge, advertising time that the Company does not sell to advertisers or that the Company does not use. There are limitations on the ability of Televisa and Venevision to use such time for telemarketing products, and such time may be preempted to the extent sold to a paying advertiser. In addition, Venevision will receive $5,000,000 per year in free non-preemptable advertising and Televisa will purchase $5,000,000 of non-preemptable advertising per year for its own use. Further, the Company will purchase $5,000,000 per year in non-preemptable advertising from Televisa and will receive $5,000,000 per year in non-preemptable free advertising from Venevision. The Company will account for this arrangement as a net barter transaction, with no effect on revenues, expenses, EBITDA or net income on an annual basis. Each of Televisa and Venevision may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period. Televisa purchased non-preemptable time from the Company, which resulted in advertising revenues of approximately $3,000,000 and $1,784,000 in 2000 and 1999, respectively. In 2001, the Company had no advertising revenues from Televisa and Venevision. The Company did not purchase any advertising from Televisa or Venevision in 2001, 2000 and 1999.

        The Company reached an agreement with Televisa and Venevision on the right to license their programs in Puerto Rico commencing in 2002. Before May 2005, the Company will have a right of first refusal on their programs (subject, in the case of Televisa, to a preexisting commitment) and will pay a program performance fee based on the ratings delivered by the licensed programs. The Company will pay Televisa and Venevision an annual minimum license fee for certain programs in the aggregate of $2,400,000 subject to reductions due to program cancellation. After 2005, if the Company has exercised its option to acquire certain stations and networks in Puerto Rico, the Company's rights will be exclusive in a manner similar to the overall Program License Agreements, and will pay Televisa 12% of Puerto Rico net time sales (calculated in a manner similar to Combined Net Time Sales) and Venevision the greater of 6% of Puerto Rico net time sales and the amount that a program performance fee based on ratings of Venevision programs would produce (but not more than 12% of Puerto Rico net time sales) on programs licensed by it.

  International Program Rights Agreement

        The Company granted Televisa and Venevision certain rights to exploit various programming produced by the Company or its subsidiaries for use on Univision Network and Galavisión on a royalty-free basis. These rights cover all countries outside of the U.S. for programs produced before our initial public offering or that replace such programs ("Grandfathered Programs") and cover Mexico and Venezuela for all other programs. For Grandfathered Programs, the rights described above will revert back to the Company from Televisa or Venevision when the applicable Program License Agreement terminates. For other programs, Televisa or Venevision's rights revert back to the Company when that entity owns less than 30% of the Company securities it owned on the date of our initial public offering (other than on account of a merger or similar transaction). The Company also granted Televisa and Venevision certain rights for Mexico and Venezuela, respectively, to license programs produced by the Company or its subsidiaries for use on TeleFutura or other networks we may own.

  Participation Agreement

        Pursuant to a Participation Agreement, Mr. Perenchio, Televisa and Venevision, the principal stockholders of the Company, have also agreed that none of them will enter into certain transactions involving Spanish-language television broadcasting or a Spanish-language television network in the U.S. without first offering the Company the opportunity to acquire a 50% economic interest. The Participation Agreement provides that if the Company elects to participate in any of these transactions, the offeror party will have substantial control over management of such transaction.

  Registration Rights Agreement

        The Company has a Registration Rights Agreement with Mr. Perenchio, Televisa and Venevision, pursuant to which the Company has agreed to file registration statements covering the Company's securities owned by them. As of March 1, 2002, Mr. Perenchio had the right to demand three registration statements, Venevision had the right to demand two and Televisa had the right to demand one. In addition, the Company gave these stockholders various piggyback registration rights. In general, the Company will pay all fees, costs and expenses of any such registration statements.

  Reimbursement Arrangements

        The Company reimburses Chartwell Services, Inc. and Chartwell Services New York, Inc., affiliates of Mr. Perenchio (collectively, "Chartwell Services"), for office space used by the Company and related expenses and for compensation of certain Chartwell Services employees who devote time to the Company activities pursuant to agreements entered into between the Company and Chartwell Services. For 2001, the Company agreed to reimburse Chartwell Services approximately $529,000 for one-half of the salary, benefits and payroll taxes relating to the Company's Vice Chairman and Corporate Secretary, Robert Cahill, and the salary, benefits and payroll taxes of support staff. In addition, options for 25,000 shares each of Class A Common Stock were granted during 2001 to two Chartwell Services employees who devote time to the Company activities. For 2001, the Company agreed to reimburse Chartwell Services approximately $344,000 for office space, transportation and other administrative costs and approximately $46,000 for tickets and related expenses at various sporting events. Pursuant to the agreements between the Company and Chartwell Services, Chartwell Services will continue providing the services subject to such agreement through December 2002, subject to automatic one-year extensions.

        The Company and Mr. Perenchio entered into an agreement in March 2001 with respect to boxing promotion activities. Under that agreement, the activities were to be conducted by a subsidiary of the Company, any profits were to be divided 70% to Mr. Perenchio and 30% to the Company, and Mr. Perenchio agreed to indemnify the Company for any losses from such activities unless the Company exercised an option to acquire Mr. Perenchio's interest. During 2001, Mr. Perenchio reimbursed the expenses the Company incurred in the amount of $3,800,000 in respect of the boxing activity. Mr. Perenchio and the Company are no longer engaged in boxing promotion. Also during 2001, a production company owned by Mr. Perenchio used certain facilities and personnel of the Company in connection with program development pursuant to an understanding that any programs so developed would be offered to the Company at an arms-length negotiated price. Prior to year-end Mr. Perenchio reimbursed the Company for the actual cost of such usage in the amount of $6,900,000.

  Pay Television Venture

        The Company agreed to form a 50/50 joint venture with Televisa to engage in the exploitation in the United States of Televisa's pay television channels (but excluding general entertainment channels and novelas). Televisa's existing channels include music video channels and movie channels. The venture will be jointly controlled by Televisa and the Company with each agreeing to fund $20,000,000 in the first three years of the venture.

  Share Purchase Agreement

        In December 2001, the Company entered into a share purchase agreement with Televisa pursuant to which Televisa purchased 375,000 preferred shares in exchange for $375,000,000. The preferred shares automatically converted into 10,594,500 shares of the Company's Class A Common Stock upon expiration of the waiting period under the Hart-Scott-Rodino Act on February 25, 2002.

  Amendments to Charter Documents; Warrants

        In December 2001, the Company, Televisa and Venevision agreed to certain amendments to the Company's charter documents, and the Company issued to both Televisa and Venevision warrants to purchase additional shares of the Company's Common Stock (see Note 12).

  Fonovisa Music Group

        The Company agreed to acquire from Televisa the Fonovisa Music Group ("Fonovisa") for 6 million shares of the Company's Class A Common Stock and 100,000 warrants to purchase the Company's Class A Common Stock (having an exercise price of $38.261 per share). Fonovisa is comprised of four entities (one in the United States, two in Mexico and one in Costa Rica) and is considered to be one of the top record labels featuring Spanish-language music. The Company expects to merge Fonovisa into Univision Music Group, which includes a 50% ownership stake in Mexican-label Disa Records.

  Univision Music Group

        In 2001, the Company formed a wholly-owned subsidiary Univision Music, Inc. Univision Music, Inc. owns 98% of Univision Music LLC, 1% is owned by the Company and 1% is owned by Diara, Inc ("Diara"). Diara's ownership escalates to 20% by the end of year 5. Diara's President and sole stockholder is Jose Behar. In 2006, Diara has a put right and Univision Music, Inc. has a call right which would require Univision Music, Inc. to purchase all of Diara's interest in Univision Music LLC. The purchase price will be equal to 20% of ten times the average of Univision Music LLC's year four and year five earnings before interest, taxes, depreciation and amortization. The parties can elect not to exercise the put or call right and continue to maintain the same ownership structure for an additional five years. If this happens the purchase price will be equal to 20% of ten times the average of Univision Music LLC's year six and year seven earnings before interest, taxes, depreciation and amortization. The Company is in the process of amending the arrangement with Jose Behar as a result of the acquisition of Fonovisa. Also, the Company extended a loan of $3,500,000 to Mr. Behar in April 2001, which bears interest of 5% on $2,500,000 and is payable in equal installments plus interest on each fiscal anniversary over the five year contract. The remaining $1,000,000 bears interest at 5% and is payable in April 2006.

4. Property and Equipment

        Property and equipment, and accumulated depreciation and amortization, consist of the following as of December 31, 2001 and 2000:

	2001	2000
	(In thousands)
Land and improvements	$22,013	$17,937
Building and improvements	179,482	54,777
Broadcast equipment	222,760	129,519
Transponder equipment	51,628	42,884
Other equipment	50,977	35,536
Construction in progress	61,284	69,667

	588,144	350,320
Accumulated depreciation and amortization	(142,661)	(103,087)

	$445,483	$247,233

5. Debt

        Long-term debt (excluding capital leases—see Note 6) consists of the following as of December 31, 2001 and 2000:

	2001	2000
	(In thousands)
Bank Term Facility	$465,000	$156,900
Revolving Credit Facility	25,000	180,000
Temporary Credit Facility	—	100,000
Senior Notes payable	495,509	—
Junior Subordinated Notes payable, including accrued interest	87,070	77,389

	1,072,579	514,289
Current portion	(87,070)	(216,000)

Long-term debt	$985,509	$298,289

        On July 18, 2001, the Company entered into a new five-year credit agreement with a syndicate of commercial lenders from whom the Company received commitments of $1.22 billion. The new credit agreement consists of a $720,000,000 term loan (the "Term Facility") and a $500,000,000 revolving credit facility (the "Revolving Credit Facility"). Each of the credit facilities will mature on July 18, 2006.

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

        On July 18, 2001, the Company also issued 7.85% Senior Notes due 2011 (the "Notes"), which have a face value of $500,000,000 and bear simple interest at 7.85%, to qualified institutional buyers. The Company received net proceeds of $495,370,000 from the issuance of the Notes, which along with cash from operations was used to repay the remaining bank facility balances. At December 31, 2001, the discount on the Senior Notes was $4,491,000. The Company will pay interest on the Notes on January 15 and July 15 of each year. The Notes are the Company's senior unsecured obligations, are equal in right of payment with all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company's future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company's guarantors, who are described below. The Company has the option to redeem all or a portion of the Notes at any time at the redemption prices set forth in the note agreement. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the Notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

        The subsidiaries that are guaranteeing the Company's obligations under the new revolving credit facility and term loan are also guaranteeing the Notes. Initially, the subsidiary guarantors under the new credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries and, until final payment of the purchase price for the additional stations to be acquired from USA Broadcasting, the special purpose subsidiary that was created to acquire those stations. The guarantees of the obligations under the revolving credit facility, term loan and the Notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's. The Company's senior unsecured debt is currently rated BB+ by Standard & Poor's Rating Services and Baa3 by Moody's Investor Service, Inc.

        The Junior Subordinated Notes have a face value of $7,306,000 and $50,020,000 and bear simple interest at 7%. The Junior Subordinated Notes are unsecured; all interest and principal is due on December 17, 2002. The Junior Subordinated Notes were discounted at an effective rate of approximately 12.5%. During 1999, the Company purchased, at a premium, $14,074,000 face amount of the Junior Subordinated Notes (see Note 11). The discounts on the Junior Subordinated Notes with a face value of $57,326,000 at December 31, 2001 and 2000, are $6,536,000 and $12,205,000, respectively. The discounts, which are shown as a reduction of the related debt, are being amortized under the effective interest method over the term of the Junior Subordinated Notes. The maturity value of the Junior Subordinated Notes at December 31, 2001 and 2000, are $93,606,000 and $89,594,000, respectively.

        Long-term debt (excluding capital leases—see Note 6) matures as follows:

Amount
(In thousands)
Year ending December 31:
2002	$87,070
2006	490,000
Thereafter	495,509

Total	$1,072,579

        The Company estimates that the fair value of the bank debt, the Junior Subordinated Notes and the Senior Notes at December 31, 2001, approximates book value.

        Interest expense, net, reflected in the accompanying consolidated statements of income, comprises the following for the years ended December 31:

	2001	2000	1999
	(In thousands)
Bank facility	$25,296	$18,784	$16,261
Junior Subordinated Notes	9,682	8,604	8,020
Senior Notes	14,614	—	—
Capital leases (see Note 6)	4,335	3,342	3,283
Other—net	(464)	(633)	(105)

	$53,463	$30,097	$27,459

6. Commitments

        The Company is obligated under long-term operating leases expiring at various dates through 2024 for office, studio, automobile, tower and transponder rentals. The Company is also obligated under long-term capital lease obligations through 2021. The following is a schedule by year of future annual rentals under operating and capital leases as of December 31, 2001:

	Operating Leases	Capital Leases
	(In thousands)
Year ending December 31:
2002	$18,223	$12,264
2003	15,745	12,264
2004	15,384	12,012
2005	14,305	10,620
2006	13,117	9,016
Thereafter	63,284	107,963

Total minimum lease payments	$140,058	164,139

Interest		(74,845)

Total present value of minimum lease payments		89,294

Current portion		(4,960)

Capital lease obligation, less current portion		$84,334

        Rent expense totaled $24,661,000 in 2001, $16,332,000 in 2000 and $11,952,000 in 1999.

        In February 2002, the Company entered a new five-year contract with Nielsen Media Research ("Nielsen"), expiring in December 2006, to provide television audience measurement services for Univision Network and TeleFutura Network. The aggregate payment for Univision Network and TeleFutura Network is approximately $51,700,000, payable over five years in increasing installments through December 31, 2006. The Company also entered into a five-year contract with Nielsen for TTG O&Os for approximately $14,200,000, payable over five years in increasing installments through January 31, 2007. UTG O&Os have various Nielsen contracts extending through October 2003 with aggregate payments of approximately $32,600,000. At December 31, 2001, the aggregate payments remaining under these contracts are approximately $14,730,000, with most of UTG O&Os' contracts expiring in October 2003.

        In January 2001, Univision Network entered into a program license agreement with Coral International Television Corp. (the exclusive distributing agent for Radio Caracas Television) to acquire approximately 780 hours of new novelas per year and approximately 800 hours of existing novelas through January 2011. The aggregate payment under the contract is approximately $85,250,000, payable over ten years in increasing installments, with an aggregate payment remaining under the contract of approximately $78,760,000 at December 31, 2001.

        In June 2001, Univision Network entered into a program license agreement with RCN to acquire approximately 300 hours of new novelas per year and approximately 50 hours of existing novelas through June 2007. The aggregate payment under the contract is approximately $41,440,000 payable over five years, in increasing installments, with an aggregate payment remaining under the contract of approximately $38,450,000 at December 31, 2001.

        In 2001, the Company entered into several program license agreements to acquire 935 movies. The agreements commence in January 2002 and expire on different dates through December 2006. The aggregate payments under the agreements are approximately $12,688,000 during 2002, $12,688,000 during 2003, $12,688,000 during 2004, $2,256,000 during 2005 and $1,755,000 during 2006 for a total of $42,075,000.

        In January 2002, as a result of its acquisition of the USA Broadcasting stations; the Company acquired English-language programming contracts and recorded a liability of approximately $24,600,000 that will be payable through February 2009. The Company is trying to sub-license or arrange a buyout of this programming to reduce its liability.

        In April 2001, the Company launched a music publishing and recording division, Univision Music Group. In June 2001, Univision Music Group acquired a 50% interest in Disa Records. The Company has a call right and the Chavez family has a put right starting in June 2006, that will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments. Disa Records is a Mexico-based music recording and publishing company with a large complement on Latin artists.

        On July 18, 2000, the FCC released a Public Notice giving official notification that the Company was the winning bidder at $18,798,000 for a construction permit for a new television station assigned to Blanco Texas. On August 1, 2000, the Company made its required 20% down payment of $3,759,600 while awaiting final approval by the FCC. The details and costs regarding the construction of the new station are still in the planning phase.

        On August 9, 2000, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 is due over the term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The costs for the 2002 World Cup games will be approximately $55,000,000. The funds for these payments are expected to come from income from operations and/or borrowings from the Company's bank facilities.

        As of December 31, 2001, the Company is committed to pay minimum annual base compensation approximating $7,150,000, pursuant to two major talent contracts through December 31, 2002. These payments do not include amounts payable upon the attainment of certain annual revenue levels or upon the performance of other contractual provisions.

        On December 7, 2000, the Company announced that it would acquire 13 full-power television stations, minority interests in four additional full-power television stations and Station Works, the master control operating system, from USA Broadcasting for $1.1 billion in cash. On June 12, 2001, the Company acquired the first three stations and the Station Works facility, together with the minority ownership interests in the four additional stations for $294,069,000 in cash, excluding legal and consulting fees. On August 21, 2001, the Company acquired the remaining ten USA Broadcasting stations through the issuance of notes aggregating approximately $808,000,000. The Company made a payment under the notes of approximately $216,000,000 in September 2001 and made the remaining payment of approximately $592,000,000, with funds from its existing credit facility and the proceeds from the issuance of Preferred Stock (see Note 12) in January 2002.

        Effective February 1, 2002, the Company entered into a time brokerage agreement with Raycom Media, Inc. ("Raycom") to manage its two stations in Puerto Rico. Under the agreement, the Company will program WLII-TV 11 in San Juan and WSUR-TV 9 in Ponce, collectively branded as "Teleonce" on behalf of Raycom. The new programming under the agreement will also be telecast through WORA-TV 5 in Mayaguez, the long-term western affiliate to Teleonce. The management fee to the Company will be approximately $500,000 per year. In addition, the Company entered into an option agreement that expires on December 31, 2004 to acquire these stations for $190,000,000. The purchase price will be reduced if certain earnings targets are met during the period prior to the expiration of the option agreement.

7. Employee Benefits

        The Company has a 401(k) retirement savings plan (the "401(k) Plan") covering all eligible employees who have completed one year of service. The 401(k) Plan allows the employees to defer a portion of their annual compensation, and the Company may match a portion of the employees' contributions. For the years ended December 31, 2001, 2000 and 1999, the Company made matching cash contributions to the 401(k) Plan totaling $5,563,000, $4,944,000 and $4,101,000, respectively. The Company matched 100% of the first 6% of eligible compensation that employees contributed to the 401(k) Plan for 1999 through 2001. Effective January 1, 2002, the Company will match 100% of the first 3% of eligible employee compensation.

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

9. Income Taxes

        The Company files a consolidated federal income tax return. The income tax provision for the years ended December 31, 2001, 2000 and 1999 comprised the following charges:

	2001	2000	1999
	(In thousands)
Current:
Federal	$43,249	$90,143	$70,592
State	6,796	14,680	12,138
Deferred:
Federal	11,079	2,801	5,937
State	1,741	457	2,869

Total	$62,865	$108,081	$91,536

        The Company accounts for income taxes under the liability method pursuant to SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

	2001	2000
	(In thousands)
Deferred tax assets:
Accrued severance and litigation	$2,800	$4,500
Equity loss in unconsolidated subsidiaries	9,300	1,400
Accrued vacation	2,300	1,800
Deferred compensation	2,300	2,300
Allowance for doubtful accounts	4,700	2,800
Accrued facility-related costs	1,600	1,800
Capital loss carryforward	3,000	—
Operating loss carryforward	1,400	3,500
Other assets, net	2,043	2,782

Total deferred tax assets	29,443	20,882

Deferred tax liabilities:
Property and equipment, net	14,300	11,900
Intangible assets, net	20,800	1,200

Total deferred tax liabilities	35,100	13,100

Total net deferred tax assets (liabilities)	$(5,657)	$7,782

        At December 31, 2001, the Company has net operating loss carryforwards of $3,900,000 that expire in 2004 and 2005, resulting from the 1992 acquisitions. The tax benefit relating to the recognition of these items was applied to reduce goodwill related to the acquisitions. The Company also has a capital loss carryforward of $7,500,000 relating to the dissolution of the Ask Jeeves en Español Joint Venture.

        As a result of various acquisitions, the Company recorded goodwill representing the consideration given in excess of the net assets related to the transactions. Some of the amortization of this goodwill is not deductible for tax purposes, and, in accordance with SFAS No. 109, no deferred tax liability was accrued. Consequently, through 2001, the Company's effective tax rate provided was greater than the statutory rate. The non-deductible intangible amortization permanent difference was $31,194,000 and $30,763,000 for the years ended December 31, 2001 and 2000, respectively. Commencing in 2002, with the adoption of SFAS No. 142, goodwill and other intangibles will no longer be subject to amortization for book purposes. As a result, the majority of the above permanent difference will be eliminated and the future statutory tax rate will be closer to the effective tax rate.

        For the years ended December 31, 2001 and 2000, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2001	2000	1999
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	5.5	5.7	5.7
Junior Subordinated Notes	1.2	0.6	1.4
Goodwill amortization	10.9	6.2	8.2
Sale of Albuquerque station	—	—	1.3
Other	0.9	0.5	0.7

Total effective tax rate	53.5%	48.0%	52.3%

10. Earnings Per Share

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

	For the Year Ended 2001				For the Year Ended 2000
	Income (Numerator)	Shares (Denominator)		Per-share Amount	Income (Numerator)	Shares (Denominator)		Per-share Amount
	(In thousands, except share and per-share data)
Income before extraordinary items	$54,717				$116,923
Less preferred stock dividends	(70)				(518)

Basic Earnings Per Share
Income before extraordinary items per share available to common stockholders	54,647	208,110,727		$0.26	116,405	204,893,438		$0.57

Effect of Dilutive Securities
Warrants	—	27,415,506			—	27,420,662
Options	—	3,974,462	(a)		—	5,594,038	(c)
Convertible preferred stock	70	316,683	(b)		518	1,055,449	(d)

Diluted Earnings Per Share
Income before extraordinary items per share available to common stockholders	$54,717	239,817,378		$0.23	$116,923	238,963,587		$0.49

	For the Year Ended 1999
	Income (Numerator)	Shares (Denominator)		Per-share Amount
Income before extraordinary items	$83,544
Less preferred stock dividends	(540)

Basic Earnings Per Share
Income before extraordinary items per share available to common stockholders	83,004	192,971,418		$0.43

Effect of Dilutive Securities
Warrants	—	36,802,880
Options	—	5,360,990
Convertible preferred stock	540	1,101,338	(d)

Diluted Earnings Per Share
Income before extraordinary items per share available to common stockholders	$83,544	236,236,626		$0.35

(a)
Total options of 6,745,500 shares granted in December 1999 and 2001 were excluded as common stock equivalents, since the average market price of the Class A Common Stock during 2001 was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

10. Earnings Per Share (Continued)

(b)
At December 31, 2001, there are 375,000 shares issued and outstanding of redeemable convertible preferred stock with a conversion rate of 28.252 to Class A Common Stock.

(c)
Options of 3,198,000 shares granted in December 1999 were excluded as common stock equivalents, since the average market price of the Class A Common Stock during 2000 was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

(d)
The redeemable convertible 6% preferred stock was issued on March 20, 1997, as part of the acquisition of the Sacramento full-power station. The 12,000 shares issued and outstanding at December 31, 1997, had a liquidation preference of $1,000 per share (plus accrued and unpaid dividends). The preferred stock was convertible into Class A Common Stock at the option of the holder until the fourth anniversary of the closing of the acquisition at a conversion price of $8.171875. In 2001, the total remaining redeemable convertible 6% preferred stock shares were redeemed and converted into Class A Common Stock.

11. Early Extinguishment of Debt

        In 2001, the Company's extraordinary loss on extinguishment of debt of $2,306,000 is due to the write-off of deferred financing cost related to its terminated credit facilities.

        In 1999, the Company purchased, at a premium, $14,074,000 face amount of its Junior Subordinated Notes, resulting in an extraordinary loss of $2,611,000, including a related income tax provision of $246,000. The tax provision was due to an extraordinary tax gain resulting from a higher permanent discounted note basis for tax versus book purposes.

12. Common Stock, Preferred Stock and Warrants

        The Company's common stock consists of Class A, Class P, Class T and Class V shares. The Class A shares are listed on the New York Stock Exchange and are primarily held by non-affiliates. The Class P, T, and V shares are held by affiliates and are not traded. All classes of common stock have substantially the same rights, with the exception of Class P shares, which have ten votes per share on all matters on which shareholders are entitled to vote, and Class T and V which each have the right to elect one member of the Company's board of directors.

        The Company had 10,000,000 shares of preferred stock, $.01 par value, authorized at December 31, 2001, and 2000. The Company had 6,000 shares of redeemable convertible 6% preferred stock, $.01 par value, issued and outstanding at December 31, 2000 and accrued preferred stock dividends of $60,000. In 2001, the 6,000 redeemable convertible 6% preferred stock shares were redeemed and converted into a total of 734,224 shares of Class A Common Stock, resulting in an increase to common stock of approximately $8,000 and to paid-in-capital of $5,993,000.

        On December 19, 2001, the Company, Televisa and Venevision reached a multi-faceted global alliance. Under this comprehensive agreement, Univision Network, TeleFutura Network and Galavisión will now have exclusive U.S. broadcast rights to Televisa and Venevision programming (with certain limited exception), the most popular Spanish-language programming in the world, through 2017. As part of the agreements, Televisa made an equity investment in the Company of $375,000,000 and received Class B Preferred Stock that automatically converted, on February 25, 2002, into 10,594,500 shares, based on an arms-length negotiated 6% discount, of the Company's Class A Common Stock upon expiration of the waiting period under the Hart-Scott-Rodino Act. The parties also agreed to amend the Company's charter documents to eliminate or modify certain governance rights held by the directors elected by Televisa and Venevision and to eliminate the right of holders of the Company's Class T Common Stock and Class V Common Stock to elect additional directors upon a change in federal law increasing the percentage that non-U.S. citizens may own in companies that own television stations. In connection with the changes to the Company's charter documents, the Company issued warrants to both Televisa and Venevision to purchase in the aggregate, in the case of Televisa, 9,000,000 warrants to acquire 6,274,864 additional shares of Class A Common Stock and 2,725,136 additional shares of Class T Stock and, in the case of Venevision, 2,800,000 warrants to acquire 74,864 additional shares of Class A Common Stock and 2,725,136 Class V Stock. The warrants were issued in exchange for the value of certain rights previously held by the holders of shares of Class T and Class V Stock. The exercise price for the warrants is $38.261 per share. At December 31, 2001, Televisa and Venevision owned a total of 9,002,000 and 30,237,700 warrants, respectively, which includes warrants issued in December 1992. The 1992 warrants are exercisable for Class T and Class V Common Stock at an exercise price of $0.0322 per share. In addition, the Company agreed to acquire Televisa's music recording company, Fonovisa Music Group ("Fonovisa"), North America's premier Latin music label, for 6 million shares of Class A Common Stock and warrants to purchase an additional 100,000 shares of Class A Common Stock at an exercise price of $38.261 per share.

        The Televisa and Venevision warrants cannot be exercised by either Televisa or Venevision (or by any other non-U.S. citizen) if such exercise would result in a violation of the foreign ownership restrictions of the Communications Act of 1934. Subject to certain restrictions, Televisa and Venevision may transfer such warrants. If Televisa and Venevision were to exercise their warrants (excluding the Fonovisa transaction described above), their ultimate ownership of the Company would be approximately 13% for Televisa and 19% for Venevision. Following the Fonovisa transaction the ownership of the Company would be approximately 15% for Televisa and 18% for Venevision.

13. Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries consist of the following as of December 31, 2001 and 2000:

	2001	2000
	(In thousands)
Entravision Communications Corporation	$341,590	$361,279
Disa Records	95,720	—
Investment in minority interest stations	69,875	—
Equity Broacasting Corporation	28,592	—
Ask Jeeves en Español, Inc	—	39,360
Cocorojo L.L.C.	—	109

	$535,777	$400,748

        The Company's investments in unconsolidated subsidiaries are all accounted for under the equity method of accounting except for its investment in Equity Broadcasting Corporation ("Equity Broadcasting"), which is accounted for under the cost method of accounting since the Company owns primarily non-voting preferred stock.

        Entravision Communications Corporation ("Entravision") is the largest affiliate group of the Company. Entravision operates in 21 of the nation's top 50 Hispanic markets and owns 35 of the Company's affiliated stations. At December 31, 2001, the Company had an approximate 32% equity interest in Entravision and the Company's equity interest in Entravision's net book value approximates the carrying value of the Company's investment in Entravision. During 2001, the Company reported an Entravision equity loss from unconsolidated subsidiary of $19,754,000, which represents the Company's share of Entravision's net loss reported from December 1, 2000, through November 30, 2001. The Company recognizes its share of Entravision's net income or loss on a one-month lag.

        In the third quarter of 2001, the Company decided to dissolve its joint venture in Ask Jeeves en Español, Inc.; consequently, the Company's equity loss in unconsolidated subsidiaries/other amount for 2001 reported includes a charge of $15,919,000 or $9,472,000 net of tax. The original charge of $16,804,000 in the third quarter of 2001 was changed to reflect an additional collection of cash in the fourth quarter related to the investment. The Company will recover approximately $25,800,000 in cash, comprised of $19,400,000, received in 2001, as a return of capital and $6,400,000 related to a tax benefit from its original investment of approximately $40,000,000 in Ask Jeeves en Español, Inc.

        The Company also dissolved its investment in Cocorojo L.L.C. during 2001.

        In June 2001, the Company completed the acquisition of a 50% interest in Disa Records for approximately $75,000,000 in cash. In addition, the Company agreed to provide $5,000,000 per year of advertising to Disa Records for the five-year period July 1, 2001 to June 30, 2006. The remaining advertising to be provided, net of agency commissions, is recorded in the accompanying balance sheet as deferred advertising revenues current and long-term. This will be recognized as revenues when the advertisements are provided. Mexico-based Disa Records, S.A. de C.V. is the second largest independent Spanish-language record label in the world.

        In June 2001, the Company purchased for $26,000,000 an approximate 20% non-voting preferred stock equity interest in Equity Broadcasting, which is the ninth-largest broadcasting corporation in the United States with more than 40 full-power and 60 low-power television stations. In addition, in September 2001, the Company purchased an additional 4.9% of Equity Broadcasting's Class A common stock for approximately $2,500,000. This investment is accounted for under the cost method.

        In 2001, the Company acquired a minority-interest in the San Francisco, Denver, St. Louis and Washington D.C. stations that were part of the USA Broadcasting acquisition for $78,727,000. In August 2001, the Company acquired the majority interest in the Washington, D.C. station for $59,000,000 through a bankruptcy court proceeding. In January 2002, the Company purchased the remaining interest in the San Francisco station for $41,000,000.

14. Business Acquisitions

        On December 7, 2000, the Company announced that it would acquire 13 full-power television stations, minority interests in four additional full-power television stations in San Francisco, Washington, Denver and St. Louis and Station Works, the master control operating system, from USA Broadcasting for $1.1 billion in cash. On June 12, 2001, the Company acquired the first three stations and the Station Works facility, together with the minority ownership interests in the four additional stations for $294,069,000 in cash, excluding legal and consulting fees. On August 21, 2001, the Company acquired the remaining ten

USA Broadcasting stations through the issuance of notes aggregating approximately $808,000,000. The Company made a payment under the notes of approximately $216,000,000 in September 2001 and made the remaining payment of approximately $592,000,000 in January 2002. The cost for the full-power stations and Station Works was $1,021,271,000 and for the minority interest stations was $78,729,000. The Company has received an appraisal on the acquisition and the purchase price allocation is as follows:

(In thousands)
Purchase price	$1,021,271
Net assets acquired	(58,086)
Acquisition costs	5,606

Excess purchase price	968,791
FCC licenses	(835,993)
Other intangible assets	(131,150)
Tower space lease	(1,648)

—

        In August 2001, the Company acquired the majority interest in the Washington, D.C. station, in which it had acquired a minority interest from USA Broadcasting, for an additional $59,000,000 through a bankruptcy court proceeding. In January 2002, the Company purchased the remaining interest in the San Francisco station for approximately $41,000,000. The Company currently has a minority interest in the Denver and St. Louis stations.

        On September 28, 2001, the Company loaned Equity Broadcasting approximately $20,000,000, which created an interest-bearing note receivable due to the Company from Equity Broadcasting. In December 2001, the Company acquired two full-power and four low-power television stations from Equity Broadcasting, and the entire note receivable plus interest was applied to the purchase price.

15. 1996 Performance Award Plan

        In 1996, the Company adopted a 1996 Performance Award Plan (the "Plan") that reserves shares of Class A Common Stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors or Plan Committee (as appointed by the Board). The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

	Basic Earnings Per Share			Diluted Earnings Per Share
	2001	2000	1999	2001	2000	1999
	(In thousands, except per-share data)
Net income available to common stockholders—as reported	$52,341	$116,405	$80,393	$52,411	$116,923	$80,933
Net income available to common stockholders—pro forma	17,977	88,924	65,921	18,047	89,442	66,461
Earnings per share available to common stockholders—as reported	0.25	0.57	0.42	0.22	0.49	0.34
Earnings per share available to common stockholders—pro forma	0.09	0.43	0.34	0.08	0.37	0.28

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 0%, expected volatility of 45.385%, 41.584% and 36.385%, risk-free interest rate of 4.38%, 5.58% and 6.05% and expected life of six, six and five years.

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

        Information regarding the Plan for 2001, 2000 and 1999 is as follows:

	2001	2000	1999
Number of shares under stock options:
Outstanding at beginning of year	18,292,020	17,150,536	16,151,668
Granted	3,872,200	3,602,700	3,307,000
Exercised	(2,663,200)	(2,431,716)	(2,235,132)
Canceled	(36,500)	(29,500)	(73,000)

Outstanding at end of year	19,464,520	18,292,020	17,150,536
Available for grant at end of year	9,474,100	13,309,800	1,683,000
Exercisable at end of year	10,572,570	9,400,070	8,314,200
Weighted average exercise price:
Granted	$35.34	$36.28	$43.28
Exercised	$10.45	$10.48	$7.37
Canceled	$29.82	$31.12	$16.31
Outstanding at end of year	$27.09	$22.93	$18.38
Exercisable at end of year	$20.59	$15.01	$10.19
Weighted average fair value of options granted during the period	$17.49	$17.86	$18.03

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$5.75—$10.00	2,265,700	4.7 Years	$5.76
$10.01—$20.00	6,481,420	6.4 Years	$16.38
$20.01—$30.00	2,000	7.4 Years	$27.28
$30.01—$40.00	7,195,400	9.3 Years	$35.36
$40.01—$50.00	3,467,000	8.0 Years	$43.49
$50.01—$56.63	53,000	8.3 Years	$53.38

	19,464,520

	Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$5.75—$10.00	2,265,700	$5.76
$10.01—$20.00	5,501,420	$16.49
$20.01—$30.00	1,000	$27.28
$30.01—$40.00	1,088,000	$35.67
$40.01—$50.00	1,702,950	$43.66
$50.01—$56.63	13,500	$53.33

	10,572,570

        During the year ended December 31, 2001, 2,663,200 options were exercised for 2,663,200 shares of Class A Common Stock, resulting in increases to common stock of $26,632 and to paid-in-capital of $59,667,000, which included a tax benefit of $31,777,000 associated with the transactions.

16. Business Segments

        The Company's principal business segment is broadcasting, which includes the operations of the Company's Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations. Beginning in the third quarter of 1999, the Company began allocating resources to Univision Online, which launched its Internet portal during the third quarter of 2000. In April 2001, the Company also launched Univision Music Group, its music publishing and recording division. The Company manages its broadcast, Internet and music businesses separately based on the fundamental differences in their operations. Presented below is segment information pertaining to the Company's broadcasting, music and Internet businesses.

	Twelve Months Ended December 31, 2001
	Broadcasting	Internet	Music	Total
	(In thousands)
Net revenues	$871,993	$6,207	$9,670	$887,870
Direct operating expenses	325,691	24,248	5,822	355,761
Selling, general and administrative expenses	208,517	17,465	5,628	231,610
Depreciation and amortization	78,215	5,830	24	84,069

Operating income (loss)	$259,570	$(41,336)	$(1,804)	$216,430

Capital expenditures	$122,715	$7,117	$356	$130,188

Total assets	$3,041,434	$18,406	$103,704	$3,163,544

	Twelve Months Ended December 31, 2000
	Broadcasting	Internet	Total
	(In thousands)
Net revenues	$862,931	$528	$863,459
Direct operating expenses	297,678	14,703	312,381
Selling, general and administrative expenses	205,593	17,430	223,023
Depreciation and amortization	64,528	2,237	66,765

Operating income (loss)	$295,132	$(33,842)	$261,290

Capital expenditures	$52,599	$12,070	$64,669

Total assets	$1,431,825	$16,480	$1,448,305

17. Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(In thousands, except share and per-share data)
2001
Net revenues	$194,865	$237,524	$221,694	$233,787	$887,870
Income before extraordinary loss	6,007	28,903	8,890	10,917	54,717
Net income	6,007	28,573	6,914	10,917	52,411
Net income available to common stockholders	5,937	28,573	6,914	10,917	52,341
Earnings Per Share Available to Common Stockholders
Basic Earnings Per Share
Income before extraordinary loss	$0.03	$0.14	$0.04	$0.05	$0.26
Net income	0.03	0.14	0.03	0.05	0.25
Diluted Earnings Per Share
Income before extraordinary loss	$0.03	$0.12	$0.04	$0.05	$0.23
Net income	0.03	0.12	0.03	0.05	0.22
2000
Net revenues	$181,543	$231,073	$211,989	$238,854	$863,459
Net income	20,802	33,488	27,620	35,013	116,923
Net income available to common stockholders	20,667	33,353	27,485	34,900	116,405
Earnings Per Share Available to Common Stockholders
Basic Earnings Per Share
Income before extraordinary loss	$0.10	$0.16	$0.13	$0.17	$0.57
Net income	0.10	0.16	0.13	0.17	0.57
Diluted Earnings Per Share
Income before extraordinary loss	$0.09	$0.14	$0.12	$0.15	$0.49
Net income	0.09	0.14	0.12	0.15	0.49

18. Subsequent Events

        On October 11, 2001, the Company entered into an asset purchase agreement to acquire stations in Killeen and El Paso, Texas from White Knight Broadcasting for approximately $30,000,000. Concurrently, the Company assigned its right to acquire the El Paso station to Entravision for approximately $18,000,000. In January 2002, the Company acquired the Killeen station for $12,000,000 and Entravision acquired the El Paso station.

        At December 31, 2001, the Company had a minority interest of $69,875,000 in the San Francisco, Denver and St. Louis stations, which were part of the USA Broadcasting acquisition. In January 2002, the Company purchased the remaining interest in the San Francisco station for approximately $41,000,000.

        In connection with the acquisition of the USA Broadcasting stations, the Company made its final payment of approximately $592,000,000, with funds from its existing credit facility and the proceeds from the issuance of preferred stock (see Note 12) in January 2002.

        Effective February 1, 2002, the Company entered into a time brokerage agreement with Raycom Media, Inc. ("Raycom") to manage its two stations in Puerto Rico. Under the agreement, the Company will program WLII-TV 11 in San Juan and WSUR-TV 9 in Ponce, collectively branded as "Teleonce" on behalf of Raycom. The new programming under the agreement will also be telecast through WORA-TV 5 in Mayaguez, the long-term western affiliate to Teleonce. The management fee to the Company will be approximately $500,000 per year. In addition, the Company entered into an option agreement that expires on December 31, 2004 to acquire these stations for $190,000,000. The purchase price will be reduced if certain earnings targets are met during the period prior to the expiration of the option agreement.

INDEPENDENT AUDITOR'S REPORT

         To the Board of Directors and Stockholders
Entravision Communications Corporation
Santa Monica, California

        We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                      /s/ MCGLADREY & PULLEN, LLP

Pasadena, California
February 8, 2002

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$19,013	$69,224
Receivables:
Trade, net of allowance for doubtful accounts of 2001 $4,851; 2000 $5,966 (including amounts due from Univision of 2001 $599; 2000 $0)	44,143	38,274
Prepaid expenses and other current assets (including amounts from related parties of 2001 $1,189; 2000 $273)	6,308	3,311
Deferred taxes	4,487	11,244

Total current assets	73,951	122,053
Property and equipment, net	181,135	169,289
Intangible assets, net	1,268,351	1,255,386
Other assets, including amounts due from related parties of 2001 $322; 2000 $562 and deposits on acquisitions of 2001 $431; 2000 $2,689	12,080	13,765

	$1,535,517	$1,560,493

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,341	$2,452
Advances payable, related parties	118	201
Accounts payable and accrued expenses (including related parties of 2001 $1,699; 2000 $711 which includes amounts due to Univision 2001 $1,145; 2000 $362)	25,210	30,274

Total current liabilities	28,669	32,927
Notes payable, less current maturities	249,428	252,495
Other long-term liabilities	2,313	6,672
Deferred taxes	176,992	132,419

Total liabilities	457,402	424,513
Commitments and Contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value, 11,000,000 shares authorized; shares issued and outstanding 2001 and 2000 5,865,102 (liquidation value 2001 $100,970; 2000 $93,060)	90,720	80,603

Stockholders' equity
Preferred stock, $0.0001 par value, 39,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2001 66,147,794; 2000 65,626,063	7	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2001 and 2000 27,678,533	3	3
Class C common stock, $0.0001 par value, 25,000,000 shares authorized; shares issued and outstanding 2001 and 2000 21,983,392	2	2
Additional paid-in capital	1,097,617	1,092,865
Deferred compensation	(3,175)	(5,745)
Accumulated deficit	(107,059)	(31,147)

	987,395	1,055,985
Less stock subscription notes receivable	—	(608)
Treasury stock, Class A common stock, $.0001 par value 2001, 3,684 shares; 2000 none	—	—
Total stockholders' equity	987,395	1,055,377

	$1,535,517	$1,560,493

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share, per share and per L.L.C. membership unit data)

	Years Ended Decemjber 31,
	2001	2000	1999
Net revenue (including amounts from Univision of $1,519, $4,338 and $2,748)	$208,908	$154,021	$58,999

Expenses:
Direct operating expenses (including related parties national representation fees of $5,555, $4,145 and $3,149; which includes amounts to Univision of $5,001, $4,145 and $3,149)	100,347	60,987	24,441
Selling, general and administrative expenses (excluding non-cash stock-based compensation of $3,243, $5,822 and $29,143)	42,485	36,600	11,611
Corporate expenses (including related parties of $210, $527 and $522)	15,636	12,741	5,809
Non-cash stock-based compensation	3,243	5,822	29,143
Depreciation and amortization	120,017	69,238	15,982

	281,728	185,388	86,986

Operating loss	(72,820)	(31,367)	(27,987)
Interest expense (including amounts to Univision of $0, $3,645 and $701)	(22,265)	(29,834)	(9,690)
Non-cash interest expense relating to related-party beneficial conversion options	—	(39,677)	(2,500)
Gain on sale of media properties	4,977	—	—
Interest income	1,287	5,918	99

Loss before income taxes	(88,821)	(94,960)	(40,078)
Income tax benefit	22,999	2,934	121

Net loss before equity in earnings of nonconsolidated affiliates	(65,822)	(92,026)	(39,957)
Equity in net income (loss) of nonconsolidated affiliates	27	(214)	—

Net loss	(65,795)	(92,240)	(39,957)
Accretion of preferred stock redemption value	10,117	2,449

Net loss applicable to common stock	$(75,912)	$(94,689)

Loss per share, basic and diluted	$(0.66)	$(0.27)

Weighted average common shares outstanding, basic and diluted	115,223,005	115,287,988

Pro forma:
Provision for income tax benefit		5,904	2,499

Net loss		$(86,336)	$(37,579)

Per share data:
Net loss per share, basic and diluted		$(1.34)	$(1.16)

Weighted average common shares outstanding, basic and diluted		66,451,637	32,402,378

Loss per L.L.C. membership unit		$(31.04)	$(19.12)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF
MANDATORILY REDEEMABLE PREFERRED STOCK AND EQUITY

Year ended December 31, 1999 and for the period from January 1, 2000 through August 2, 2000

(In thousands, except share and L.L.C. membership unit data)

	Entravision Communications Company, L.L.C.	Common Stock of Member Corporations	Additional Paid-in Capital of Member Corporations	Deferred Compensation	Accumulated Deficit	Notes Receivable Stockholder and Members	Total
Balance, December 31, 1998	$14,064	$1,256	$16,329	$—	$(6,217)	$(561)	$24,871
Increase in conversion option on subordinated note agreement relating to acquisition of business	13,915	—	—	—	—	—	13,915
Estimated value of subordinated note conversion option	2,500	—	—	—	—	—	2,500
Conversion of 813 Class A membership units into 813 Class E and F membership units	—	—	—	—	—	—	—
Interest earned on notes and subscriptions receivable from member	23	—	—	—	—	—	23
Increase in notes and subscriptions receivable from member	—	—	—	—	—	(23)	(23)
Compensation expense attributable to employee equity awar	29,143	—	—	—	—	—	29,143
Repurchase of 250 shares of Telecorpus, Inc. common stock	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(39,957)	—	(39,957)
Distributions and dividends to members and stockholders	—	—	—	—	(2,400)	—	(2,400)

Balance, December 31, 1999	59,645	1,256	16,329	—	(48,635)	(584)	28,011
Interest earned on notes and subscriptions receivable	14	—	—	—	—	(14)	—
Estimated value of Univision subordinated note conversion option	—	—	31,600	—	—	—	31,600
Estimated value of subordinated note conversion option	—	—	19,537	—	—	—	19,537
Restricted employee equity awards of 33,923 Class D L.L.C. units	6,920	—	—	(6,920)	—	—	—
Amortization of deferred compensation	—	—	—	392	—	—	392
Unrestricted employee equity awards of 16,050 Class D L.L.C. units	3,852	—	—	—	—	—	3,852
Net loss for the period through August 2, 2000	—	—	—	—	(63,542)	—	(63,542)
Reclassification of accumulated deficit	(44,711)	—	(67,466)	—	112,177	—	—
To give effect to reorganization	(25,720)	(1,256)	—	6,528	—	598	(19,850)

Balance, August 2, 2000	$—	$—	$—	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

ENTRAVISION COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK AND EQUITY
For the period from August 2, 2000 through December 31, 2001
(In thousands, except share data)

	Mandatorily Redeemable Preferred Stock		Number of Common Shares
							Common Stock						Subscrip- tion Notes Receivable
						Treasury Stock				Additional Paid-in Capital	Deferred Compen- sation	Accumu- lated Deficit
	Shares	Amount	Class A	Class B	Class C		Class A	Class B	Class C					Total
Balance, August 2, 2000	—	$—	—	—	—	—	$—	$—	$—	$—	$—	$—	$—	$—
Adjustments to give effect to reorganization	—	—	5,538,175	27,678,533	—	—	1	3	—	26,972	(6,528)	—	(598)	19,850
Interest earned on subscriptions receivable	—	—	—	—	—	—	—	—	—	10	—	—	(10)	—
Issuance of common stock in initial public offering, including exchange of Univision note payable for 21,983,392 Class C common shares, and net of $52,217 issuance costs	—	—	52,900,000	—	21,983,392	—	5	—	2	933,967	—	—	—	933,974
Issuance of common stock and exchange of stock options in connection with the acquisition of Z-Spanish Media	—	—	7,187,888	—	—	—	1	—	—	131,825	(817)	—	—	131,009
Issuance of preferred stock upon conversion of subordinated note	5,865,102	78,154	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of redemption value on preferred stock	—	2,449	—	—	—	—	—	—	—	—	—	(2,449)	—	(2,449)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	1,600	—	—	1,600
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—	91	—	—	—	91
Net loss for the period from August 2, 2000 through December 31, 2000	—	—	—	—	—	—	—	—	—	—	—	(28,698)	—	(28,698)

Balance, December 31, 2000	5,865,102	80,603	65,626,063	27,678,533	21,983,392	—	7	3	2	1,092,865	(5,745)	(31,147)	(608)	1,055,377
Interest earned on subscriptions receivable	—	—	—	—	—	—	—	—	—	25	—	—	(25)	—
Issuance of common stock upon exercise of stock options	—	—	521,731	—	—	—	—	—	—	4,048	—	—	—	4,048
Accretion of redemption value on preferred stock	—	10,117	—	—	—	—	—	—	—	—	—	(10,117)	—	(10,117)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	2,518	—	—	2,518
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—	731	—	—	—	731
Treasury stock repurchase	—	—	(3,684)	—	—	3,684	—	—	—	(52)	52	—	—	—
Reclassification of subscriptions receivable to current assets	—	—	—	—	—	—	—	—	—	—	—	—	633	633
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	—	—	(65,795)	—	(65,795)

Balance, December 31, 2001	5,865,102	$90,720	66,144,110	27,678,533	21,983,392	3,684	$7	$3	$2	$1,097,617	$(3,175)	$(107,059)	$—	$987,395

See Notes to Consolidated Financial Statements.

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities
Net loss	$(65,795)	$(92,240)	$(39,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120,017	69,238	15,723
Deferred tax expense (benefit)	(23,749)	(4,126)	406
Amortization of debt issue costs	1,318	2,522	258
Amortization of syndication contracts	1,090	257	—
Intrinsic value of subordinated note conversion option	—	39,677	2,500
Net (income) loss in equity method investees	(27)	214	—
Non-cash stock-based compensation	3,243	5,899	29,143
(Gain) loss on disposal of media properties and other assets	(4,977)	(43)	100
Changes in assets and liabilities, net of effect of business combinations:
(Increase) in accounts receivable	(6,620)	(10,813)	(3,249)
(Increase) in prepaid expenses and other assets	(4,208)	(229)	(87)
Increase (decrease) in accounts payable, accrued expenses and other	(8,294)	252	1,291

Net cash provided by operating activities	11,998	10,608	6,128

Cash Flows from Investing Activities
Purchases of property and equipment	(28,680)	(22,848)	(12,825)
Proceeds from disposal of media properties and other assets	10,086	11,043	116
Cash deposits and purchase price on acquisitions	(45,139)	(990,495)	(46,354)

Net cash (used in) investing activities	(63,733)	(1,002,300)	(59,063)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	4,048	813,974	—
Principal payments on notes payable	(2,524)	(334,925)	(352)
Proceeds from borrowings on notes payable	—	592,367	54,913
Dividends paid to members for income taxes	—	—	(2,400)
Purchase and retirement of common stock	—	—	(530)
Payments of deferred debt costs	—	(12,857)	—

Net cash provided by financing activities	1,524	1,058,559	51,631

Net increase (decrease) in cash and cash equivalents	(50,211)	66,867	(1,304)
Cash and Cash Equivalents
Beginning	69,224	2,357	3,661

Ending	$19,013	$69,224	$2,357

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$17,563	$23,266	$10,542

Income taxes	$750	$895	$96

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of notes payable into preferred stock and Class C common shares	$—	$198,539	$—

Property and equipment acquired under capital lease obligations and included in accounts payable	$261	$827	$—

Issuance of note payable in connection with redemption of common stock of member corporations	$—	$—	$30

Assets Acquired and Debt and Equity Issued in Business Combinations
Current and other assets, net of cash acquired	$165	$25,771	$86
Property and equipment	3,685	128,342	4,477
Intangible assets	57,526	1,164,047	67,533
Current and other liabilities	—	(25,811)	—
Deferred taxes	(3,029)	(123,311)	(2,112)
Notes payable	—	(40,004)	(12,000)
Increase in subordinated note conversion option	—	—	(13,915)
Estimated fair value of properties exchanged	(11,172)	—	—
Estimated fair value allocated to purchase option agreement	—	(3,500)	—
Issuance of common stock and exchange of stock options	—	(131,009)	—
Less cash deposits from prior year	(2,476)	(8,500)	(5,533)

Net cash paid	$44,699	$986,025	$38,536

Exercise of options granted in business combinations	$1,036	$—	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, REORGANIZATION AND SIGNIFICANT
ACCOUNTING POLICIES

  Nature of business

        Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and collectively, "ECC" or the "Company") is a diversified Spanish-language media company utilizing a combination of television, radio, outdoor and publishing operations to reach Hispanic consumers in the United States of America. The Company operates 40 television stations in 25 markets located primarily in the Southwestern United States of America, consisting primarily of Univision Communications Inc. ("Univision") affiliated stations. Radio operations consist of a Spanish-language radio network, which provides programming to substantially all of the Company's 53 operational radio stations, 38 FM and 15 AM, in 23 markets located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. The Company's outdoor operations consist of approximately 11,200 billboards located in Los Angeles and New York. Publishing operations consist of a newspaper publication in New York.

        Pursuant to Univision network affiliation agreements, Univision acts as the Company's exclusive sales representative for the sale of all national advertising aired on Univision television stations. Proceeds of national sales are remitted to the Company by Univision, net of an agency commission and a network representation fee. The Univision primary network affiliation agreements expire through December 2021.

  Initial Public Offering and Reorganization

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

        Effective August 2, 2000, an exchange transaction ("Exchange Transaction") was consummated whereby the direct and indirect membership interests in Entravision Communications Company, L.L.C. ("ECC LLC") were exchanged for Class A or Class B common stock of ECC. The Class B common stock was issued to Walter F. Ulloa, Philip C. Wilkinson and Paul A. Zevnik (and certain trusts and related entities of such individuals) in exchange for their direct and indirect membership interests in ECC LLC. The remaining individual members and stockholders (other than Messrs. Ulloa, Wilkinson and Zevnik) of the Cabrillo Broadcasting Corporation, Golden Hills Broadcasting Corporation, Las Tres Palmas Corporation, Tierra Alta Broadcasting, Inc., KSMS, Inc., Valley Channel 48, Inc., and Telecorpus, Inc. (collectively, the "Affiliates") exchanged their LLC membership units and common shares of the respective corporations for Class A common stock of ECC. Accordingly, the Affiliates became wholly owned subsidiaries of ECC, and ECC LLC became a wholly owned subsidiary of the Affiliates. The number of shares of common stock of ECC issued to the members of ECC LLC and the stockholders of the Affiliates was determined in such a manner that the ownership interests in ECC equaled the direct and indirect ownership interests in ECC LLC immediately prior to the exchange. Prior to the Exchange Transaction, ECC LLC and its Affiliates were considered to be under common control and, as such, the Exchange Transaction was accounted for in a manner similar to a pooling of interests.

        ECC LLC membership units were exchanged into Class A or Class B shares of common stock of the Company at an exchange ratio of 17 shares of common stock per membership unit. As a result, for all periods prior to the Exchange Transaction, ECC LLC membership units have been reflected as shares of ECC common stock in these notes to consolidated financial statements.

        Additionally, effective with the Exchange Transaction, Univision exchanged its $120 million subordinated note (see Note 5) into 21,983,392 shares of ECC Class C common stock.

        The financial statements presented for the years ended December 31, 1999 and for the period from January 1, 2000 through August 2, 2000 are those combined statements of ECC LLC and the Affiliates prior to the Exchange Transaction.

  Summary of significant accounting policies

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

  Use of estimates

        The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        The Company's operations are affected by numerous factors including changes in audience acceptance (i.e., ratings), priorities of advertisers, new laws and governmental regulations and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television, radio, outdoor and publishing advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company's operations. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, and the purchase price allocations used in the Company's business combinations.

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

  Property and equipment

        Property and equipment are recorded at cost. Depreciation and amortization are provided using accelerated and straight-line methods over the following estimated useful lives:

Years
Buildings and land improvements	39
Outdoor advertising displays	15
Transmission, studio and broadcast equipment	5-15
Office and computer equipment	3-7
Transportation equipment	5
Leasehold improvements	Lesser of the life of the lease or economic life of the asset

  Intangible assets

        Intangible assets consisting of the following items are amortized on a straight-line method over the following estimated useful lives:

Years
FCC licenses	15
Television network affiliation agreements	15
Goodwill	15
Time brokerage agreements	15
Customer base	15
Radio network	15
Other	1-15

        Deferred debt costs related to the Company's credit facility are amortized using a method, which approximates the effective interest method over the life of the related indebtedness. Favorable leasehold interests are amortized over the term of the underlying lease. Presold advertising contracts are amortized over the term of the underlying contracts.

  Impairment of long-lived assets

        The Company reviews its long-lived assets and intangibles related to those assets periodically and upon the occurrence of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed. Management determines potential impairment by comparing the carrying value of the long-lived assets and identified goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net undiscounted cash flows be less than the carrying value, the Company may be required to recognize an impairment loss at that date. An impairment loss would be the amount, if any, by which the carrying value exceeds the fair value of the long-lived assets and identified goodwill.

        Goodwill not identified with specific assets or groups of assets is evaluated to determine whether events or circumstances warrant a write-down or revised estimates of useful lives. The Company determines potential impairment by comparing the carrying value of reportable segments or independently managed business components with the estimated future net undiscounted cash flows expected to result from the use of the respective assets, including cash flows from disposition. Should the sum of the expected future net undiscounted cash flows be less than the carrying value, the Company may be required to recognize an impairment loss at that date.

        Impairment losses, if any, are measured by comparing the amount by which the carrying value exceeds the fair value (estimated using discounted future cash flows) of the segment or business component.

        Management has determined that no impairment of long-lived assets, intangibles or goodwill currently exists. In making this determination, the assumptions about future cash flows on the assets under evaluation are critical. Some stations evaluated had limited cash flow in 2001 due to planned conversion of format or station power. The assumptions about cash flows after conversion reflect management's estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If these expected increases or sale proceeds are not realized, future impairment losses may be recorded.

  Concentrations of credit risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2001, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

        The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. A valuation allowance is provided for known and anticipated credit losses. Estimated losses for bad debts are provided for in the financial statements through a charge to expense which aggregated $2.0 million, $2.2 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 2000 the Company's allowance for doubtful accounts was increased through business acquisitions in the amount of $6.3 million. The net charge off of bad debts aggregated $4.0 million, $3.5 million and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  Disclosures about fair value of financial instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

        The carrying amount of long-term debt approximates the fair value of the Company's long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. Mandatorily redeemable convertible preferred stock is stated at redemption value less the unamortized discount. The discount is accreted into the carrying value of the mandatorily redeemable preferred stock through the date at which the preferred stock is redeemable at the option of the holder with a charge to accumulated deficit using the effective-interest method. Due to the inherent uncertainties regarding the ability and ultimate timing of either the redemption or conversion of these preferred shares and the accretion method used, it is not practical for management to determine their fair value.

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

  Advertising costs

        Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $2.1 million, $2.5 million and $0.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  Revenue recognition

        Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Network compensation from Univision's primary network is recognized ratably over the period of the agreement. Network compensation aggregated $0.6 million, $4.3 million and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Revenue for outdoor advertising space is recognized ratably over the term of the contract, which is typically less than twelve months. Publishing advertising revenue is recognized when advertisements are published and circulation revenue is recognized based on the date of publication, net of provisions for related returns.

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

  Trade transactions

        The Company exchanges broadcast time for certain merchandise and services. Trade revenue and the related assets are recorded when spots air at the fair value of the goods or services received or time aired, whichever is more readily determinable. Trade expense and the related liability are recorded when the goods or services are used or received. Trade revenue related to exchange transactions was approximately $9.2 million, $6.5 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Trade costs for exchange transactions were approximately $7.4 million, $6.5 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  Stock-based compensation

        The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value of the common stock to be received at the measurement date.

        Nonemployee stock-based transactions are accounted for under the requirements of Statements of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

  Earnings per share

        The following table sets forth the calculation of the Company's net loss per share for the period from August 2, 2000 (the date of the Company's reorganization) through December 31, 2000:

(In thousands, except share and per share data)
Net loss	$28,698
Accretion of preferred stock redemption value	2,449

Net loss attributable to common stock	$31,147

Shares	115,287,988

Net loss per share, basic and diluted	$0.27

        Basic earnings per share is computed as net loss less accretion of the discount on Series A mandatorily redeemable preferred stock divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

        For the year ended December 31, 2001 and the period from August 2, 2000 through December 31, 2000, all dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on earnings per share. As of December 31, 2001, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive is as follows: 5,595,311 stock options, 349,678 unvested stock grants subject to repurchase and 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock.

  Earnings per membership unit

        Basic earnings per membership unit is computed as net loss divided by the number of membership units outstanding as of the last day of each period. Diluted earnings per unit reflects the potential dilution that could occur from membership units through options and convertible securities.

        For the period from January 1, 2000 through August 2, 2000, the date of the Exchange Transaction, and for the year ended December 31, 1999 all dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on earnings per membership unit.

        The following table sets forth the calculation of loss per membership unit:

	For the period from January 1, 2000 through August 2, 2000	Year Ended December 31, 1999
	(In thousands, except unit and per unit data)
Net loss	$63,542	$39,957
Less loss of member corporations	2,886	3,547

Net loss applicable to L.L.C. members	$60,656	$36,410

L.L.C. membership units outstanding	1,953,924	1,903,951

Loss per L.L.C. membership unit	$31.04	$19.12

  Pro forma income tax adjustments and pro forma earnings per share

        The pro forma income tax information is included in these financial statements for all periods prior to the Exchange Transaction to show what the significant effects might have been on the historical statements of operations had the Company and its Affiliates not been treated as flow-through entities not subject to income taxes. The pro forma information reflects a benefit for income taxes at the assumed effective rate for the years ended December 31, 2000 and 1999.

        The weighted average number of shares of common stock outstanding during the years ended December 31, 2000 and 1999, used to compute pro forma basic and diluted net loss per share is based on the conversion ratio used to exchange ECC LLC membership units and member corporation shares for shares of ECC's common stock in the Exchange Transaction.

  Comprehensive income

        For the years ended December 31, 2001, 2000 and 1999, the Company had no components of comprehensive income.

  Reclassification

        Certain amounts in the prior year financial statements and related footnote disclosures were reclassified to conform to the current year presentation with no effect on net loss or stockholders' equity.

  New pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 141 are: (i) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (ii) establishing specific criteria for the recognition of intangible assets separately from goodwill.

        SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets (i.e., post acquisition accounting) and is effective for the Company on January 1, 2002. The most significant changes made by SFAS No. 142 are (i) goodwill and indefinite-lived intangible assets will no longer be amortized; (ii) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and (iii) the amortization of intangible assets with finite lives will no longer be limited to forty years. Management is in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption. As of December 31, 2001, the net book value of intangible assets, which management believes will meet the indefinite life criterion includes goodwill, FCC licenses, Univision network affiliation agreements and the Company's radio network, totaled approximately $1.2 billion. The amortization expense related to these assets for the year ended December 31, 2001 was approximately $87 million.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company beginning January 1, 2003. Management does not expect that adoption of this standard will have a material impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company as of January 1, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's results of operations or financial position.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

  Acquisitions

        During the years ended December 31, 2001, 2000 and 1999, the Company made the following acquisitions, some of which were asset acquisitions and did not constitute a business. All business acquisitions have been accounted for as purchase business combinations with the operations of the businesses included subsequent to their acquisition dates. The allocation of the respective purchase prices is generally based upon management's estimates of the discounted future cash flows to be generated from the media properties for intangible assets, and replacement cost for tangible assets, and as it relates to certain 2001 acquisitions, reflects management's preliminary allocation of purchase price. All business combinations completed on or before June 30, 2001 have been accounted for under APB No. 16. Business combinations entered into subsequent to June 30, 2001 have been accounted for in accordance with SFAS No. 141 and the applicable paragraphs of SFAS No. 142.

        During 2001, the Company acquired the license for radio station KXGM-FM in Dallas, Texas in exchange for approximately $19.2 million in cash and two of the Company's radio station licenses with a fair market value of approximately $11.2 million. This exchange transaction was accounted for at fair value with no gain or loss recognized. In a separate transaction, the Company acquired radio station KDVA-FM in Phoenix, Arizona for approximately $10.1 million.

        Additionally in separate transactions, the Company acquired television stations in Hagerstown, Maryland, Reno, Nevada, Carson City, Nevada and Melbourne, Florida for an aggregate purchase price of approximately $11.8 million. Additionally, the Company acquired a construction permit for a television station in Santa Barbara, California for approximately $4.8 million.

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

  Z-Spanish Media Corporation

        In August 2000, the Company acquired all of the outstanding capital stock of Z-Spanish Media Corporation ("Z-Spanish Media"). Z-Spanish Media owned 33 radio stations and an outdoor billboard business. The purchase price, as amended, consisted of approximately $222 million in cash, 7,187,888 shares of newly-issued Class A common stock of the Company after the reorganization as discussed in Note 1, and the assumption of certain liabilities including approximately $110 million of outstanding debt and $2.4 million in connection with the December 2000 settlement with Hispanic Broadcasting Corporation to satisfy a contract dispute in a proposed exchange of certain radio stations between the parties. Furthermore, to comply with a preliminary Department of Justice inquiry, seven of Z-Spanish Media's radio stations were transferred to a trust. The beneficiaries of the trust are the former stockholders of Z-Spanish Media. The net proceeds from the sale of these stations will be remitted to the former stockholders of Z-Spanish Media. As of December 31, 2001, two of the stations had not yet been sold.

        In connection with this acquisition, the Company issued approximately 1.5 million stock options to purchase its Class A common stock in exchange for Z-Spanish Media's previously outstanding stock options. In connection with these stock options, the Company also recorded as additional purchase price approximately $12.4 million for the excess of the estimated fair value over the intrinsic value of the unvested options. Additionally, during 2001 the Company recognized approximately $0.8 million as non-cash stock-based compensation with respect to the remaining unvested options.

        Additionally, as part of this business combination, the Company has adopted a plan to restructure its radio division. In accordance with this plan, management recorded approximately $1.4 million relating to employee termination and exit costs of the acquired business. These amounts were recorded as a purchase accounting adjustment, resulting in an increase in goodwill and have been included in accrued expenses in the accompanying consolidated balance sheet. Substantially all of the termination and exit costs have been paid by December 31, 2001.

        During 2001, the Company finalized its purchase price allocation in which approximately $176.4 million was assigned from goodwill to the radio network intangible asset. As a result, deferred tax liabilities increased approximately $70.6 million with a corresponding increase in goodwill.

  Citicasters Co.

        In August 2000, the Company acquired the Federal Communications Commission ("FCC") licenses of radio stations KACD(FM) Santa Monica, California, and KBCD(FM) Newport Beach, California, from Citicasters Co., a subsidiary of Clear Channel Communications, Inc., for approximately $85 million in cash.

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

        During the year ended December 31, 1999, in several separate transactions, the Company acquired nine television stations for an aggregate purchase price of $69.4 million and four radio stations for an aggregate purchase price of $2.6 million. The excess of cost over the fair value of net assets acquired relating to these acquisitions aggregated $67.1 million.

        The following is a summary of the purchase price allocation for the 2001, 2000 and 1999 acquisitions:

	2001	2000	1999
	(In millions of dollars)
Current and other assets	$0.2	$25.8	$0.1
Property and equipment	3.7	128.3	4.5
Intangible assets	57.5	1,164.0	67.5
Current and other liabilities	—	(25.8)	—
Deferred taxes	(3.0)	(123.3)	(2.1)
Notes payable	—	(40.0)	(12.0)
Increase in subordinated note conversion option	—	—	(13.9)
Estimated fair value of properties exchanged	(11.2)	—	—
Estimated fair value allocated to purchase option agreement	—	(3.5)	—
Issuance of common stock and exchange of stock options	—	(131.0)	—
Less cash deposits from prior year	(2.5)	(8.5)	(5.6)

Net cash paid	$44.7	$986.0	$38.5

  Dispositions

        In November and December 2001, the Company sold three of its radio stations, KCAL-AM in Redlands, California, KSZZ-AM in San Bernardino, California and KHOT-AM in Madera, California for an aggregate amount of approximately $7.5 million. The gain on the sale of these radio stations was approximately $3.4 million.

        In June 2001, the Company sold two of its radio stations, KEWE-AM and KHHZ-FM in Oroville, California, for an aggregate amount of approximately $2.6 million. The gain on the sale of these radio stations was approximately $1.6 million.

        In August 2000, the Company sold certain outdoor advertising display faces and related assets located in Joliet, Illinois for $1 million in cash. In December 2000, the Company sold all of its assets relating to radio station WACA-AM in Wheaton, Maryland for $2.5 million in cash. No gain or loss was recognized as a result of these dispositions.

  Transactions completed in 2002

        In January 2002, the Company acquired two television stations in El Paso, Texas and Corpus Christi, Texas for an aggregate purchase price of $18.3 million.

  Pending transaction

        The Company has also entered into an agreement to acquire a radio station in Denver, Colorado for $47.5 million. Management intends to close on this transaction upon receiving FCC approval, which it anticipates receiving during 2002.

  Pro forma results (unaudited)

        The following pro forma results of continuing operations give effect to the Company's 2001, 2000 and 1999 acquisitions discussed above as if they had occurred on January 1, 2000, 1999 and 1998, respectively. The unaudited pro forma results have been prepared using the historical financial statements of the Company and each acquired entity, if considered a business. The unaudited pro forma results give effect to certain adjustments including amortization of goodwill, depreciation of property and equipment, interest expense and the related tax effects as if the Company had been a tax paying entity since January 1, 1999. Additionally, pro forma basic and diluted net loss per share has been calculated as if the reorganization had occurred as of January 1, 1999.

	December 31,
	2001	2000	1999
	(Unaudited)	(Unaudited)	(Unaudited)
	(In millions of dollars, except per share data)
Net revenue	$208.9	$200.8	$159.0
Net loss	(76.2)	(141.7)	(133.7)
Basic and diluted net loss per share	$(0.66)	$(2.13)	$(2.21)

        The above pro forma financial information does not purport to be indicative of the results of operations had the acquisitions actually taken place on the dates indicated above. Due to the Company's growth through acquisitions, the period to period comparison may not be meaningful and neither historical nor proforma financial information is intended to be a projection of future results or trends.

3. PROPERTY AND EQUIPMENT

        Property and equipment at December 31 consists of:

	2001	2000
	(In millions of dollars)
Buildings	$20.2	$9.6
Construction in progress	7.6	13.2
Outdoor advertising displays	84.1	83.9
Leasehold improvements and land improvements	5.2	3.5
Transmission, studio and other broadcast equipment	75.2	59.6
Office and computer equipment	12.6	8.3
Transportation equipment	2.7	2.0

	207.6	180.1
Less accumulated depreciation and amortization	39.2	21.2

	168.4	158.9
Land	12.7	10.4

	$181.1	$169.3

4. INTANGIBLE ASSETS

        Intangible assets at December 31 consist of:

	2001	2000
	(In millions of dollars)
FCC licenses	$668.6	$647.5
Television network affiliation agreements	62.7	56.2
Goodwill	404.6	338.0
Time brokerage agreements	46.8	46.8
Customer base	45.6	22.1
Radio network	176.4	176.4
Other	52.5	40.3

	1,457.2	1,327.3
Less accumulated amortization	188.8	71.9

	$1,268.4	$1,255.4

5. LONG-TERM DEBT AND NOTES PAYABLE

        Notes payable at December 31 are summarized as follows:

	2001	2000
	(In millions of dollars)
Credit facility	$199.0	$200.0
Note payable for station acquisition, due in annual principal installments of $7.5 million through January 2006. Interest is payable quarterly commencing January 2002. The note may be paid in cash or the Company's Class A common stock, at the sole discretion of the Company(A)	37.5	37.5
Time brokerage contract payable, due in annual installments of $1 million bearing interest at LIBOR (1.9% at December 31, 2001) through June 2011	10.0	11.0
Other	6.2	6.5

	252.7	255.0
Less reduction of long-term debt (A)	37.5	—

	215.2	255.0
Less current maturities	3.3	2.5

	$211.9	$252.5

(A)
The debt was paid in full in February 2002 with the issuance of 3,593,859 shares of the Company's Class A common stock and a cash payment of approximately $0.3 million.

  Credit facility

        The Company has a credit facility in the amount of $600 million, of which $199 million and $200 million were outstanding at December 31, 2001 and 2000, respectively. The credit facility is secured by substantially all of the Company's assets as well as the pledge of the stock of several of the Company's subsidiaries, including the special purpose subsidiaries formed to hold our FCC licenses. The credit facility consists of a $250 million revolving facility and a $150 million Term A loan, both bearing interest at LIBOR (1.9% at December 31, 2001) plus a margin ranging from 0.875% to 2.75% based on the Company's leverage, and a $200 million Term B loan bearing interest at LIBOR plus 2.75%. The revolving facility expires on December 31, 2007. The Term A loan commitment expired on July 31, 2001. Upon expiration of the Term A loan commitment, the Company has a $150 million incremental loan facility with substantially the same terms, expiring on December 31, 2007. The Term B loan expires on December 31, 2008. The line-of-credit facility contains scheduled quarterly reductions in the amount that is available ranging from $6.3 million to $18.8 million, commencing September 30, 2002. The Term B loan contains scheduled quarterly reductions in the amount that is available ranging from $0.5 million to $42.5 million, commencing September 30, 2001. In addition, the Company pays a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. All of the outstanding balance at December 31, 2001 and 2000 was under the Term B loan.

        The credit facility also contains a mandatory prepayment clause in the event the Company should liquidate any assets if the proceeds are not utilized to acquire assets of the same type within one year, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets, or have excess cash flows (as defined in our credit agreement), 50% of which shall be used to reduce the outstanding loan balance.

        The credit facility contains certain financial covenants relating to maximum total debt ratio, total interest coverage ratio, a fixed charge coverage ratio and a ceiling on annual capital expenditures. The covenants become increasingly restrictive in the later years of the facility. The credit facility also contains restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and the sale of assets over a certain limit. Additionally, the Company is required to enter into interest rate agreements if its leverage exceeds certain limits as defined in the agreement. No such agreements have been entered into at December 31, 2001 or 2000.

        In February 2002, the Company entered into negotiations with its bank to amend its credit facility and repay the balance due under the Term B loan and reduce the credit facility to $400 million. It is anticipated that the Term B loan will be repaid with the proceeds from a contemplated debt offering of senior subordinated notes. Aggregate maturities of long-term debt and notes payable at December 31, 2001 are as follows:

Years Ending December 31,	Amount
(In millions of dollars)
2002	$3.3
2003	3.2
2004	3.1
2005	3.3
2006	3.3
Thereafter	199.0

$215.2

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

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses at December 31 consist of:

	2001	2000
	(In millions of dollars)
Accounts payable	$3.4	$5.0
Accrued payroll and compensated absences	5.9	7.0
Income taxes payable	—	3.0
Executive employment agreement and bonuses	—	2.2
Professional fees and transaction costs	1.2	5.1
Accrued interest	3.8	0.7
Deferred revenue	2.7	2.0
Accrued purchase option agreement	1.5	—
Accrued national representation fees	1.5	0.9
Other	5.2	4.4

	$25.2	$30.3

7. INCOME TAXES

        Prior to the reorganization of the Company as described in Note 1, the combined organization included various taxpaying and non-taxpaying entities. Each of the entities filed separate federal and state tax returns. Deferred taxes were not provided for the difference between the book and tax basis of intangible assets, broadcast equipment, and furniture and fixtures for the non-taxpaying entities. As a result of the reorganization and Exchange Transaction on August 2, 2000 the Company recorded a net deferred tax liability with a corresponding charge to tax expense of approximately $10.5 million. The provision for income taxes for the years ended December 31 is as follows:

	2001	2000	1999
	(In millions of dollars)
Current
Federal	$—	$—	$0.2
State	0.8	1.2	0.1
Deferred	(23.8)	(4.1)	(0.4)

	$(23.0)	$(2.9)	$(0.1)

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the years ended December 31 due to the following:

	2001	2000	1999
	(In millions of dollars)
Computed "expected" tax (benefit)	$(30.2)	$(32.3)	$(13.6)
Change in income tax resulting from:
State taxes, net of federal benefit	(5.0)	(3.2)	(1.4)
Non-deductible expenses	12.2	22.1	15.0
Effect of change in tax status	—	10.5	—
Other	—	—	(0.1)

	$(23.0)	$(2.9)	$(0.1)

        The components of the deferred tax assets and liabilities at December 31 consist of the following:

	2001	2000
	(In millions of dollars)
Deferred tax assets:
Accrued expenses	$4.7	$2.2
Accounts receivable	1.9	3.3
Net operating loss carryforward	28.0	12.8
Stock-based compensation	0.2	0.3

	34.8	18.6

Deferred tax liabilities:
Intangible assets	(192.5)	(125.1)
Property and equipment	(14.8)	(14.7)

	(207.3)	(139.8)

	$(172.5)	$(121.2)

        The deferred tax amounts have been classified in the accompanying balance sheets at December 31 as follows:

	2001	2000
	(In millions of dollars)
Current assets	$4.5	$11.2
Non-current liabilities	(177.0)	(132.4)

	$(172.5)	$(121.2)

        The Company has recorded deferred tax assets of $34.8 million, including the benefit of approximately $78.5 million in federal net operating loss carryforwards which expire through 2020.

8. COMMITMENTS

        The Company has agreements with certain media research and rating providers, expiring at various dates through December 2006, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of $18.8 million in increasing annual amounts. The annual commitments range from $0.3 million to $5.4 million.

  Operating leases

        The Company leases facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through December 2025. The approximate future minimum lease payments under these operating leases at December 31, 2001 are as follows:

Years Ending December 31,	Amount
(In millions of dollars)
2002	$6.1
2003	5.5
2004	4.5
2005	4.0
2006	3.4
Thereafter	19.1

$42.6

        Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $23.2 million, $9.4 million and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  Employment agreements

        The Company has entered into employment agreements (the "Agreements") with two executive officers, who are also stockholders and directors, through August 2005. The Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The Company accrued approximately $0, $1.6 million and $1.1 million of bonuses payable to these executives for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, the Agreements provide for a continuation of each executive's annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Agreements.

        The Company also has an employment arrangement with its executive vice president which provides for an annual base salary and bonus. Additionally, in 1997 the employee was awarded 922,828 shares of Class A common stock in the Company, which vested through January 2000. The estimated fair value associated with this award of was approximately $27.7 million. The Company has recorded $26.3 million of compensation expense in connection with this award for the year ended December 31, 1999.

        In January 1999, the Company entered into an employment agreement with a senior vice president which expires on January 4, 2002 and provides for an annual base salary and bonus to be paid to the employee. As part of this agreement, the Company originally granted an option to the employee to purchase Class A common stock. As amended in April 2000, the Company sold the employee 82,195 shares of restricted Class A common stock at $0.01 per share. The Company may repurchase the restricted shares at $0.01 per share. The number of shares subject to the Company's repurchase option is eliminated proportionately over three years from the original grant date. The intrinsic value of the original option at the grant date was determined by management using the estimated IPO price. In accordance with APB No. 25, the Company recorded $2.8 million in compensation expense during 1999 attributable to the original option grant, which is reflected as non-cash stock-based compensation in the statement of operations. This amount approximates the total intrinsic value of the amended employee restricted Class A common stock purchase. Accordingly, no amounts have been recorded for non-cash stock-based compensation for this grant during the years ended December 31, 2001 and 2000.

9. RELATED-PARTY TRANSACTIONS

        Related-party transactions not discussed elsewhere consist of the following:

        In August 2001, the Company entered into a joint venture agreement to establish an exclusive national advertising representative for all Spanish-language radio stations owned or operated by the joint venture partners, as well as radio stations currently represented by the third party. The joint venture is owned equally and is co-managed with each party having equal representation on its board of directors.

        The Company has unsecured advances of $0.1 million and $0.2 million payable to related parties, which are due on demand at December 31, 2001 and 2000, respectively.

        The Company has unsecured stock subscriptions due from officer/director/stockholders of the Company amounting to $0.6 million at December 31, 2001 and 2000 respectively. The advances are due on demand and have been recorded as a reduction of equity at December 31, 2000. The stock subscriptions were paid in full in 2002 and have been included in other current assets as of December 31, 2001. In addition, the Company has unsecured advance receivables due on demand from related parties amounting to $0.3 million at December 31, 2001 and 2000. At December 31, 2001 and 2000, the Company also has notes receivable totaling $0.6 million from two officers which bear interest ranging from 6.02% to 9.75% and are due from August 2002 through October 2005.

        Prior to July 2001, the Company utilized the services of a law firm, a partner of which is a stockholder and director. Total legal fees incurred with this law firm aggregated approximately $0.3 million, $3.6 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Approximately $0.1 million and $0.8 million of the fees for the years ended December 31, 2001 and 2000, respectively, have been recorded as debt and stock issuance costs.

10. 401(K) SAVINGS PLAN

        The Company has multiple 401(k) savings plans covering substantially all employees. The Company currently matches the amounts contributed by each participant up to the maximum amount allowable under the plans for its defined contribution plans. Additionally, the Company has a 401(k) savings plan which allows discretionary matching contributions. Employer matching contributions for the year ended December 31, 2001 and 2000 aggregated approximately $0.3 million and $0.4 million, respectively.

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

        In May 2000, the Company granted restricted stock awards to employees, directors and consultants totaling 494,496 Class A shares of common stock. As a result of these grants, the Company recorded a deferred non-cash stock-based compensation charge of $6.9 million that is being amortized over the three-year vesting period beginning in the second quarter of 2000. Approximately $2.3 million and $1.3 million of the deferred charge has been amortized during the years ended December 31, 2001 and 2000, respectively.

        On March 19, 2001, the Company's Board of Directors approved a stock repurchase program. The Company is authorized to repurchase up to $35.0 million of outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. The Company intends to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations. No shares of Class A common stock had been repurchased under the stock repurchase program as of December 31, 2001.

  Preferred Stock

        The Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001, in one or more series. The Company's Board of Directors (the "Board") is authorized to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series, as well as the qualifications, limitations or restrictions. As of December 31, 2001, the Company has designated 11 million shares as Series A mandatorily redeemable convertible preferred stock, of which 5,865,102 shares are outstanding.

        The Series A preferred stock is convertible into Class A common stock on a share-per-share basis at the option of the holder at any time and accrues dividends at 8.5% of the liquidation value ($15.35 per share) per annum, compounded annually and payable upon the liquidation of the Company or redemption. There were approximately $11.0 million and $3.1 million of dividends in arrears at December 31, 2001 and 2000, respectively. All accrued and unpaid dividends are to be waived and forgiven upon the conversion of the Series A preferred stock into Class A common stock. The Series A preferred stock is subject to redemption at face value plus accrued dividends at the option of the holder at any time after April 2006, and must be redeemed in full in April 2010. The Company also has the right to redeem the Series A preferred stock at its option at any time one year after its issuance, provided that the trading price of the Class A common stock equals or exceeds 130% of the IPO price of the Class A common stock for 15 consecutive trading days immediately before such redemption. The Series A redemption price per share is equal to the sum of the original issue price per share ($15.35) plus accrued and unpaid dividends.

        The Company is recording a periodic charge to accumulated deficit to accrete the Series A preferred stock up to its redemption value. During the years ended December 31, 2001 and 2000, the Company recorded accretion charges of $10.1 million and $2.4 million, respectively.

12. EQUITY INCENTIVE PLANS

        In June 2000, the Company adopted a 2000 Omnibus Equity Incentive Plan that allows for the award of up to 11,500,000 shares of Class A common stock. Awards under the plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or stock units. The Plan is administered by a committee, which is appointed by the Board. This committee determines the type, number, vesting requirements and other features and conditions of such awards.

        The Company issued a total of 1,154,605 stock options in 2001, and 5,583,876 stock options in 2000 to various employees and non-employee directors of the Company under its 2000 Omnibus Equity Incentive Plan. Included in the 2000 grants are 1,494,161 stock options which were granted in exchange for stock options of Z-Spanish Media as a result of the business acquisition as described in Note 2.

        The following is a summary of stock options outstanding and exercisable for the years ended December 31:

	2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Number of shares under stock options:
Outstanding at beginning of year	5,511	$14.33	—	$—
Granted	1,155	11.89	5,584	14.31
Exercised	522	7.76	—	—
Forfeited	549	13.70	73	12.78

Outstanding at end of year	5,595	14.38	5,511	14.33

Available to grant at end of year	5,905		5,989

Exercisable at end of year	1,660		1,456

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$16.38—16.50	3,939,681	8.62	$16.49	752,797	$16.50
$10.03—13.37	851,380	9.11	11.11	276,144	11.39
$6.69—9.95	804,250	8.23	7.53	631,250	7.12

	5,595,311	8.64	$14.38	1,660,191	$12.08

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

        During 2001 and 2000, the Company recognized $0.2 and $0.7 million, respectively, of non-cash stock-based compensation expense relating to the intrinsic value of the unvested options exchanged in the Z-Spanish Media acquisition.

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

        The Company's 2001 and 2000 fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000
Weighted average fair value	$7.61	$9.08
Expected volatility	50% to 88%	50%
Risk free interest rate	5.40% to 6.07%	6.07%
Expected lives	6.0 years	6.0 years
Dividend rate	—	—

        Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company's net loss would have increased the pro forma amounts for the years ended December 31, 2001 and 2000 as follows:

	2001	2000
Net loss applicable to common stockholders
As reported	$(75,912)	$(94,689)
Pro forma	$(82,082)	$(97,231)
Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.66)	$(0.27)
Pro forma	$(0.71)	$(0.29)

        On April 4, 2001, the Company's Board of Directors adopted the 2001 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan was approved by the Company's stockholders on May 10, 2001 at the Annual Meeting of Stockholders. Subject to adjustments in the capital structure, as defined in the Purchase Plan, the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the next ten calendar years, beginning January 1, 2002. All of the Company's employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares each offering period. The purchase price of the stock is 85% of the lower of the day preceding the beginning-of-period or end-of-period market price. The first offering period under the Purchase Plan commenced on August 15, 2001. As of December 31, 2001, approximately $0.4 million was withheld for the Purchase Plan.

13. LITIGATION AND SUBSEQUENT EVENTS

        The Company is subject to various outstanding claims that arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

        The Company has initiated arbitration asserting that a former advertising representative breached contracts, that the breaches support an immediate termination for cause, and that the breaches caused the Company several million dollars of damage. The former representative has filed an answer asserting that the termination was without cause, and filed a counterclaim asserting that the Company is liable to the former representative for several million dollars of damage. The Company has filed an answer denying the assertions of the counterclaim. No accrual has been recorded as the matter is in an early stage in the proceedings and the ultimate benefit or liability, if any, cannot be reasonably estimated.

        Additionally, a subsidiary of the Company acquired in a 2000 business combination was involved in a lawsuit and a default judgment was ordered against the subsidiary. The Company is an indirect successor-in-interest for the liabilities of the subsidiary and accrued $500,000 for the judgment and related legal fees.

14. SEGMENT DATA

        Upon the completion of the business and asset acquisitions during 2000, management determined that the Company operates in four reportable segments based upon the type of advertising medium which consists of television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. Information about each of the operating segments follows:

  Television Broadcasting

        The Company operates 40 television stations primarily in the Southwestern United States and consisting primarily of Univision affiliates.

  Radio Broadcasting

        The Company operates 53 radio stations (38 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

  Outdoor Advertising

        The Company's outdoor advertising segment owns approximately 11,200 billboards in Los Angeles and New York.

  Newspaper Publishing (Print)

        The Company's newspaper publishing operation consists of a publication in New York.

        Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There have been no significant sources of revenue generated outside the United States of America during the years ended December 31, 2001, 2000 and 1999. Additionally there are no significant assets held outside the United States of America. The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below.

	Twelve Months Ended December 31,
	2001	2000	1999
	(In thousands of dollars)
Net revenue:
TV	$91,902	$82,417	$56,846
Radio	65,479	43,338	2,153
Outdoor	31,668	13,096	—
Publishing	19,859	15,170	—

Consolidated	208,908	154,021	58,999

Direct expenses:
TV	38,652	34,290	23,165
Radio	26,443	10,991	1,276
Outdoor	20,688	5,494	—
Publishing	14,564	10,212	—

Consolidated	100,347	60,987	24,441

Selling, general and administrative expenses:
TV	18,516	15,642	11,093
Radio	16,445	16,767	518
Outdoor	4,128	1,544	—
Publishing	3,396	2,647	—

Consolidated	42,485	36,600	11,611

Depreciation and amortization:
TV	30,076	20,064	15,277
Radio	69,442	41,537	705
Outdoor	19,319	5,984	—
Publishing	1,180	1,653	—

Consolidated	120,017	69,238	15,982

Segment operating profit (loss):
TV	4,658	12,421	7,311
Radio	(46,851)	(25,957)	(346)
Outdoor	(12,467)	74	—
Publishing	719	658	—

Consolidated	(53,941)	(12,804)	6,965

Corporate expenses	15,636	12,741	5,809
Non-cash stock-based compensation	3,243	5,822	29,143

Operating (loss)	$(72,820)	$(31,367)	$(27,987)

Total assets:
TV	$441,487	$401,075	$199,360
Radio	815,323	856,038	5,657
Outdoor	271,001	293,887	—
Publishing	7,706	9,493	—

Consolidated	$1,535,517	$1,560,493	$205,017

Capital expenditures:
TV	$23,911	$15,749	$12,825
Radio	4,639	7,700	—
Outdoor	325	164	—
Publishing	66	62	—

Consolidated	$28,941	$23,675	$12,825

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Year ended December 31, 2001:
Net revenue	$43,954	$56,864	$54,468	$53,622	$208,908
Net loss	(19,547)	(10,901)	(13,498)	(21,849)	(65,795)
Net loss applicable to common stock	(20,968)	(12,442)	(15,068)	(27,434)	(75,912)
Net loss per share, basic and diluted	(0.18)	(0.11)	(0.13)	(0.24)	(0.66)
Year ended December 31, 2000:
Net revenue	$17,264	$35,660	$45,049	$56,048	$154,021
Net loss	(36,584)	(17,427)	(25,212)	(13,017)	(92,240)
Net loss applicable to common stock	—	—	(16,581)	(14,566)	(31,147)
Net loss per share, basic and diluted	—	—	(0.14)	(0.13)	(0.27)
Pro forma net loss	(34,813)	(14,586)	(14,598)	(22,339)	(86,336)
Pro forma net loss per share, basic and diluted	(1.08)	(0.45)	(0.30)	(0.21)	(1.34)

        Certain adjustments were recorded in the fourth quarters of 2001 and 2000 for changes from preliminary allocations of purchase price for certain purchase business combinations. Adjustments recorded in the fourth quarter of 2001 resulted in an increase of approximately $3 million in net loss applicable to common stock or approximately $0.03 net loss per common share.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
Spanish Language Use
Prime Time Ratings Among Hispanic Adults Aged 18 to 49
RISK FACTORS
Risks Factors Relating to our Company
  ITEM 2. Properties
Principal Properties of the Company (1)
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA (In thousands, except share and per-share data)
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Form 10-K Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  SCHEDULE II
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 1999, 2000 and 2001 (Dollars in thousands)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per-share data)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, (In thousands, except share and per-share data)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 1999, 2000 and 2001 (In thousands)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, (In thousands)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2001
INDEPENDENT AUDITOR'S REPORT
ENTRAVISION COMMUNICATIONS CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
ENTRAVISION COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share, per share and per L.L.C. membership unit data)
ENTRAVISION COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK AND EQUITY Year ended December 31, 1999 and for the period from January 1, 2000 through August 2, 2000 (In thousands, except share and L.L.C. membership unit data)
ENTRAVISION COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK AND EQUITY
ENTRAVISION COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ENTRAVISION COMMUNICATIONS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS