Form 10-Q
period 2002-03-31
UNIVISION COMMUNICATIONS INC
filed 2002-05-13
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.
(Exact Name of Registrant as specified in its charter)

Delaware	No. 95-4398884
(State of Incorporation)	(I.R.S. Employer Identification)

Univision Communications Inc.
1999 Avenue of the Stars, Suite 3050
Los Angeles, California 90067
Tel: (310) 556-7676
(address and telephone number of principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/    No / /

        There were 160,036,687 shares of Class A Common Stock, 37,462,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of April 26, 2002.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
INDEX

Page
Part I—Financial Information:
Financial Introduction	3
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001	4
Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2002 and 2001	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2002 and 2001	6
Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Part II—Other Information:
Item 6. Exhibits and Reports on Form 8-K	20

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Financial Introduction

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for December 31, 2001.

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$24,231	$380,829
Accounts receivable, net	166,313	162,592
Program rights	32,584	22,653
Prepaid expenses and other assets	40,019	30,019

Total current assets	263,147	596,093
Property and equipment, net	463,134	445,483
Intangible assets, net	1,606,513	1,489,073
Goodwill, net	43,022	43,022
Deferred financing costs, net	20,060	20,935
Program rights	32,519	18,862
Investment in unconsolidated subsidiaries	480,373	535,777
Other assets	14,308	14,299

Total assets	$2,923,076	$3,163,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$115,076	$120,021
Accrued interest	10,169	18,348
Accrued license fee	11,339	10,562
Deferred advertising revenues	4,250	4,250
Program rights obligations	13,183	4,135
Taxes payable	1,044	20,334
Current portion of long-term debt and capital lease obligations	94,847	92,030

Total current liabilities	249,908	269,680
Long-term debt including accrued interest	1,285,588	985,509
Note payable due USA Broadcasting	—	592,175
Capital lease obligations	83,025	84,334
Deferred advertising revenues	12,897	13,960
Program rights obligations	25,048	10,919
Deferred tax liabilities	2,691	5,657
Other long-term liabilities	33,805	18,530

Total liabilities	1,692,962	1,980,764
Redeemable convertible preferred stock, $.01 par value, with a conversion rate of 28.252 to Class A Common Stock (375,000 shares issued and outstanding at December 31, 2001)	—	369,500

Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; 0 issued and outstanding)	—	—
Common stock, $.01 par value (492,000,000 shares authorized; 222,923,525 and 210,479,125 shares issued including shares in treasury, at March 31, 2002 and December 31, 2001, respectively)	2,229	2,105
Paid-in-capital	979,447	561,860
Retained earnings	270,631	271,508

	1,252,307	835,473
Less common stock held in treasury (1,017,180 shares at cost at March 31, 2002 and December 31, 2001)	(22,193)	(22,193)

Total stockholders' equity	1,230,114	813,280

Total liabilities and stockholders' equity	$2,923,076	$3,163,544

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31,

(In thousands, except share and per-share data)

(Unaudited)

	2002	2001
Net revenues	$214,449	$194,865
Direct operating expenses	92,396	89,415
Selling, general and administrative expenses	67,233	57,672
Depreciation and amortization	14,172	17,972

Operating income	40,648	29,806
Interest expense, net	21,449	9,943
Amortization of deferred financing costs	982	338
Equity loss in unconsolidated subsidiaries and other	6,663	10,859
Gain on change in Entravision ownership interest	(1,748)	(3,112)

Income before taxes and cumulative effect of accounting change of unconsolidated subsidiary	13,302	11,778
Provision for income taxes	5,703	5,771

Income before cumulative effect of accounting change of unconsolidated subsidiary	7,599	6,007
Cumulative effect of accounting change of unconsolidated subsidiary, net of tax	(8,476)	—

Net (loss) income	(877)	6,007
Preferred stock dividends/accretion	(25)	(70)

Net (loss) income available to common stockholders	$(902)	$5,937

Basic Earnings Per Share
Income per share available to common stockholders before cumulative effect of accounting change of unconsolidated subsidiary	$0.04	$0.03
Cumulative effect of accounting change of unconsolidated subsidiary per share	(0.04)	—

Net (loss) income per share available to common stockholders	$0.00	$0.03

Weighted average common shares outstanding	213,979,011	206,418,436

Diluted Earnings Per Share
Income per share available to common stockholders before cumulative effect of accounting change of unconsolidated subsidiary	$0.03	$0.03
Cumulative effect of accounting change of unconsolidated subsidiary per share	(0.03)	—

Net (loss) income per share available to common stockholders	$0.00	$0.03

Weighted average common shares outstanding	252,373,988	239,232,736

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Dollars in thousands)

(Unaudited)

	2002	2001
Net (loss) income	$(877)	$6,007
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	13,850	8,302
Loss on sale of fixed assets	221	9
Equity loss in unconsolidated subsidiaries	4,675	7,747
Amortization of intangible assets and deferred financing costs	1,304	10,008
Cumulative effect of accounting change of unconsolidated subsidiary	8,476	—
Other non-cash items	(984)	—
Changes in assets and liabilities:
Accounts receivable	(3,721)	11,239
Deferred income taxes	2,803	300
License fees payable	28,395	28,822
Payment of license fees	(27,618)	(29,670)
Program rights	(23,588)	3,292
Prepaid expenses and other assets	1,991	(1,576)
Accounts payable and accrued liabilities	(12,334)	(21,626)
Taxes payable	(31,290)	(14,294)
Income tax benefit from options exercised	21,810	6,447
Accrued interest	(5,470)	2,250
Obligations for program rights	23,177	(221)
Other, net	578	104

Net cash provided by operating activities	1,398	17,140

Cash flow from investing activities:
Station acquisitions	(652,236)	—
Capital expenditures	(31,009)	(14,379)
Investment in unconsolidated subsidiaries	(61)	(132)
Proceeds from sale of fixed assets	163	—

Net cash used in investing activities	(683,143)	(14,511)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	360,000	55,000
Repayment of long-term debt	(61,201)	(90,500)
Exercise of options	26,455	5,957
Preferred stock dividends paid	—	(130)
Increase in deferred financing costs	(107)	(491)

Net cash provided by (used in) financing activities	325,147	(30,164)

Net decrease in cash	(356,598)	(27,535)
Cash beginning of period	380,829	54,528

Cash end of period	$24,231	$26,993

Supplemental disclosure of cash flow information:
Interest paid during the period	$26,132	$7,808

Income taxes paid	$12,183	$13,617

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2002

(Unaudited)

1.    Organization of the Company

        The operations of Univision Communications Inc. and its wholly owned subsidiaries (the "Company"), the leading Spanish-language media company in the United States, include Univision Network, the most-watched Spanish-language television network in the United States; Univision Television Group ("UTG"), which owns and operates 16 full-power and 6 low-power television stations ("UTG O&Os"), including full-power stations in 11 of the top 15 U.S. Hispanic markets; TeleFutura, which consists of the TeleFutura Network, the new 24-hour Spanish-language broadcast television network designed to counter-program traditional Spanish-language lineups and draw additional viewers to Spanish language television and TeleFutura Television Group ("TTG"), which owns and operates 14 full-power and 14 low-power television stations ("TTG O&Os"), including full-power stations in 8 of the top 10 U.S. Hispanic markets; Galavisión, the country's leading Spanish-language cable network; Univision Music Group, which includes a 50% interest in Disa Records ("Disa"), one of the leading music publishing and recording companies in Mexico and Univision Online, Inc. ("Univision Online"), which operates the Company's Internet portal, Univision.com. Univision Network's signal covers 97 percent of all U.S. Hispanic households through UTG O&Os, Univision Network's affiliates (16 full-power and 27 low-power stations) and cable affiliates. TeleFutura Network's signal covers approximately 72% of all U.S. Hispanic households through TTG O&Os and TeleFutura Network's affiliates (1 full-power and 15 low-power stations).

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

        The TTG's 14 full-power, Spanish-language television stations are located in Los Angeles, New York (2 stations), Miami, Houston, Chicago, Dallas, San Francisco, Phoenix, Washington, Tampa, Orlando, Boston, and Tucson. TTG also owns and operates 14 low-power, Spanish-language television stations serving Bakersfield (2 stations), Hartford, Lompoc, Paso Robles, Philadelphia, Phoenix, San Antonio (3 stations), San Luis Obispo, Santa Barbara, Santa Maria and Tucson.

2.    Recent Developments

        In connection with the acquisition of the USA Broadcasting stations in 2001, the Company made its final payment of approximately $592,000,000 in January 2002, with funds from its existing credit facility and the proceeds from the issuance of preferred stock.

        During the three months ended March 31, 2002, 375,000 redeemable convertible preferred stock shares were redeemed and converted into a total of 10,594,500 shares of Class A Common Stock. In connection with the issuance of the redeemable convertible preferred stock, the Company incurred issuance costs of $5,555,000 primarily related to legal fees.

        On October 11, 2001, the Company entered into an asset purchase agreement to acquire stations in Killeen and El Paso, Texas from White Knight Broadcasting for approximately $30,000,000.

Concurrently, the Company assigned its right to acquire the El Paso station to Entravision Communications Corporation ("Entravision") for approximately $18,000,000. In January 2002, the Company acquired the Killeen station for $12,000,000 and Entravision acquired the El Paso station.

        At December 31, 2001, the Company had a minority interest of $36,540,000 in a San Francisco station, which was part of the USA Broadcasting acquisition. In January 2002, the Company purchased the remaining interest in the San Francisco station for approximately $41,000,000.

        Effective February 1, 2002, the Company entered into a time brokerage agreement with Raycom Media, Inc. ("Raycom") to manage its two stations in Puerto Rico. Under the agreement, the Company will program WLII-TV 11 in San Juan and WSUR-TV 9 in Ponce, collectively branded as "Teleonce," on behalf of Raycom. The new programming under the agreement will also be telecast through WORA-TV 5 in Mayaguez, the long-term western affiliate to Teleonce. The management fee to the Company will be approximately $500,000 per year. In addition, the Company entered into an option agreement that expires on December 31, 2004 to acquire these stations for $190,000,000. The purchase price will be reduced if certain earnings targets are met during the period prior to the expiration of the option agreement.

3.    Options & Treasury Stock

        During the three months ended March 31, 2002, options were exercised for 1,849,900 shares of Class A Common Stock, resulting in an increase to Common Stock of $18,499 and an increase to Paid-in-capital of $48,248,000, which included a tax benefit associated with the transactions of $21,810,000. During the three months ended March 31, 2002, 375,000 redeemable convertible preferred stock shares held by Grupo Televisa, S.A. and its affiliates ("Televisa") were redeemed and converted into a total of 10,594,500 shares of Class A Common Stock, resulting in an increase to Common Stock of approximately $106,000 and to Paid-in-capital of $374,894,000. In connection with the issuance of the redeemable convertible preferred stock, the Company incurred issuance costs of $5,555,000 primarily related to legal fees, which decreased Paid-in-capital.

4.    Earnings Per Share

        The following is the reconciliation of the of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards ("SFAS") No. 128 ("Earnings Per Share"):

        (Dollars in thousands, except for share and per-share data):

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income before cumulative effect of accounting change of unconsolidated subsidiary	$7,599			$6,007
Less preferred stock dividends/accretion	(25)			(70)

Basic Earnings Per Share
Income per share available to common stockholders before cumulative effect of accounting change of unconsolidated subsidiary	7,574	213,979,011	$0.04	5,937	206,418,436	$0.03

Effect of Dilutive Securities
Warrants	—	28,006,441		—	27,417,776
Options	—	3,796,403		—	4,817,302
Convertible Preferred Stock	25	6,592,133		70	579,222

Diluted Earnings Per Share
Income per share available to common stockholders before cumulative effect of accounting change of unconsolidated subsidiary	$7,599	252,373,988	$0.03	$6,007	239,232,736	$0.03

5.    Business Segments

      The Company's principal business segment is broadcasting, which includes the operations of the Company's Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations. The Company launched Univision Online, its Internet portal during the third quarter of 2000. In April 2001, the Company also launched Univision Music Group, its music publishing and recording division. The Company manages its broadcast, Internet and music businesses separately based on the fundamental differences in their operations. Presented below is segment information pertaining to the Company's broadcasting, Internet and music businesses.

        (In thousands)

	Three Months Ended March 31,
	2002	2001
Net revenue:
Broadcasting	$209,163	$194,177
Internet	2,611	688
Music	2,675	—

Consolidated	214,449	194,865

Direct expenses:
Broadcasting	86,993	82,599
Internet	3,812	6,816
Music	1,591	—

Consolidated	92,396	89,415

Selling, general and administrative expenses:
Broadcasting	62,068	52,875
Internet	2,886	4,797
Music	2,279	—

Consolidated	67,233	57,672

Depreciation and amortization:
Broadcasting	12,776	16,606
Internet	1,371	1,366
Music	25	—

Consolidated	14,172	17,972

Operating income (loss):
Broadcasting	47,326	42,097
Internet	(5,458)	(12,291)
Music	(1,220)	—

Consolidated	$40,648	$29,806

Capital expenditures:
Broadcasting	$30,759	$12,268
Internet	103	2,111
Music	147	—

Consolidated	$31,009	$14,379

Total assets:
Broadcasting	$2,802,649	$1,379,141
Internet	19,373	18,079
Music	101,054	—

Consolidated	$2,923,076	$1,397,220

6.    New Emerging Issues Task Force Requirement

        In November 2001, the Emerging Issues Task Force published Issue 01-09 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 was effective for the Company in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts primarily the Company's cable network, Galavisión, which amortized certain launch costs as selling expenses. As a result of applying the provisions of EITF 01-09, the Company's revenues and selling costs each were reduced by an equal amount of approximately $380,000 in the first quarter of 2002. Had this accounting change been in effect in 2001, Company's revenues and selling costs each would have been reduced by an equal amount of approximately $369,000 in the first quarter of 2001.

7.    Goodwill and Other Intangible Assets Amortization

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, associated with acquisitions consummated prior to June 30, 2001 ceased being amortized after December 31, 2001 and those related to acquisitions after June 30, 2001 will never be amortized. However, goodwill and other intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company has evaluated its goodwill and other intangible assets in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

        The adoption of SFAS No. 142 has resulted in a substantial reduction of intangible amortization expense for the three months ended March 31, 2002 since the Company's broadcast licenses, affiliation agreements and goodwill are no longer being amortized by the Company. In the accompanying statements of income, the Company had amortization of intangible assets of $322,000 and $9,670,000 for the three months ended March 31, 2002 and 2001, respectively. Had this accounting change been in effect in 2001, amortization of intangible assets would have been $292,000 for the three months ended March 31, 2001. In order to enhance comparability, below is the unaudited effect the accounting change would have had on reported income before cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders and earnings-per-share amounts had SFAS No. 142 been in effect in 2001:

        (Dollars in thousands, except for share and per-share data)

	Three Months Ended
	March 2002	March 2001
Reported income before cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders	$7,574	$5,937
Reduction of intangible amortization, net of tax	—	6,183

Comparative income before cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders	$7,574	$12,120

Basic Earnings Per Share
Reported income before cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders	$0.04	$0.03
Reduction of intangible amortization, net of tax	—	0.03

Comparative income before cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders	$0.04	$0.06

Weighted average common shares outstanding	213,979,011	206,418,436

Diluted Earnings Per Share
Reported income before cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders	$0.03	$0.03
Reduction of intangible amortization, net of tax	—	0.03

Comparative income before cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders	$0.03	$0.06

Weighted average common shares outstanding	252,373,988	239,232,736

8.    Subsequent Events

        On April 16, 2002, the Company announced that the Univision Music Group had completed its acquisition of Fonovisa Music Group ("Fonovisa"), creating the leading Latin music company in the U.S. and Puerto Rico with more than a 35% market share. As part of the transaction, Univision Music Group also acquired Fonomusic and America Musical Publishing companies, which it will integrate into the newly formed Univision Music Publishing division.

        The Company acquired Fonovisa for 6 million shares of Class A Common Stock and warrants to purchase an additional 100,000 shares of Class A Common Stock at an exercise price of $38.261 per share. The purchase price of the Fonovisa acquisition based on the fair value of the Class A Common Stock and warrants is approximately $235,000,000.

Part I, Item 2

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Form 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

        Univision Communications Inc., together with its wholly owned subsidiaries (the "Company"), operated during the first three months of 2002 in three business segments:

  •
  Broadcasting: The Company's principal business segment is broadcasting, which consists of the Univision, TeleFutura and Galavisión television networks, 50 owned-and-operated broadcast television stations (30 full-power and 20 low-power) and the Company's television production business.

  •
  Internet: Univision Online, Inc. ("Univision Online") operates the Company's Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America.

  •
  Music: The Company's music recording and publishing business consists of the operations of the Univision Music Group, which was launched in April 2001 and records and publishes the music of developing and established Latin artists. On April 16, 2002, Univision Music Group completed its acquisition of Fonovisa Music Group ("Fonovisa"), creating the leading Latin music company in the U.S. and Puerto Rico with more than a 35% market share. As part of the transaction, Univision Music Group also acquired Fonomusic and America Musical Publishing companies, which it will integrate into the newly formed Univision Music Publishing division.

        Substantially all of the Company's revenues have been derived from the Broadcasting segment, including the three networks, the 22 owned-and-operated stations that comprise the Univision Television Group ("UTG"), and the 28 owned-and-operated stations that comprise the TeleFutura Television Group ("TTG").

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

        TTG's net revenues are derived from its owned-and-operated stations (collectively, the "TTG O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. TeleFutura Network's net revenues include gross advertising revenues generated from the sale of TeleFutura Network advertising, net of agency commissions. TeleFutura Network has 1 full-power and 15 low-power affiliates in addition to its 28 owned-and-operated stations.

        Also included in net revenues are Galavisión's gross advertising revenues, net of agency commissions, Galavisión's subscriber fee revenues, net revenues of Univision Online, net revenues from Univision Music Group, and other revenues.

        Direct operating expenses consist primarily of programming, news and general operating costs.

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

Accounting for Intangibles

        On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS') No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, associated with acquisitions consummated prior to June 30, 2001 ceased being amortized after December 31, 2001 and those related to acquisitions after June 30, 2001 will never be amortized. However, goodwill and other intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company has evaluated its goodwill and other intangible assets in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

        The adoption of SFAS No. 142 has resulted in a substantial reduction of intangible amortization expense in the three months ended March 31, 2002 since the Company's broadcast licenses, affiliation agreements and goodwill are no longer being amortized by the Company. On an as reported basis, the Company had amortization of intangible assets of $322,000 and $9,670,000 for the three months ended March 31, 2002 and 2001, respectively. Had this accounting change been in effect in 2001, amortization of intangible assets would have been $292,000 for the three months ended March 31, 2001.

Three Months Ended March 31, 2002 ("2002"), Compared to Three Months Ended March 31, 2001 ("2001")

        Revenues.    Net revenues were $214,449,000 in 2002 compared to $194,865,000 in 2001, an increase of $19,584,000 or 10.1%. The Company's broadcast segment revenues were $209,163,000 in 2002 compared to $194,177,000 in 2001, an increase of $14,986,000 or 7.7%. Univision Network experienced a 4% decline in revenues due in part to the general softness in the advertising market and the launch of our new TeleFutura Network. UTG O&Os had an 8% increase in revenues, attributable primarily to the Los Angeles, Chicago, Houston, San Antonio and Dallas stations, as well as from our new Atlanta station, offset in part by slight decreases in revenues from the Miami and New York stations. TeleFutura had revenues of $13,433,000 in 2002 since its launch on January 14, 2002. The Company's Internet segment had revenues of $2,611,000 in 2002 compared to $688,000 in 2001, an increase of $1,923,000. The Company's music segment, which began operations in April 2001, generated revenues of $2,675,000 in 2002.

        Expenses.    Direct operating expenses, which include corporate charges of $105,000 and $79,000 in 2002 and 2001, respectively, increased to $92,396,000 in 2002 from $89,415,000 in 2001, an increase of $2,981,000 or 3.3%. The Company's broadcast segment direct operating expenses were $86,993,000 in 2002 compared to $82,599,000 in 2001, an increase of $4,394,000 or 5.3%. The increase is primarily the result of increased programming, technical, sports and news charges related to TeleFutura of $12,712,000, offset in part by decreased sports programming costs related to soccer of $618,000, decreased license fees paid under our program license agreements of $427,000 and the elimination of 2001 costs related to a cost reduction charge of $5,319,000 and cancelled shows of $2,123,000. The Company's Internet segment had direct operating expenses of $3,812,000 in 2002 compared to $6,816,000 in 2001, a decrease of $3,004,000 primarily due to a reduction in hosting and content costs. The Company's music segment had direct operating expenses of $1,591,000 in 2002. As a percentage of net revenues, direct operating expenses decreased from 45.9% in 2001 to 43.1% in 2002.

        Selling, general and administrative expenses, which include corporate charges of $3,711,000 and $2,897,000 in 2002 and 2001, respectively, increased to $67,233,000 in 2002 from $57,672,000 in 2001, an increase of $9,561,000 or 16.6%. The Company's broadcast segment selling, general and administrative expenses were $62,068,000 in 2002 compared to $52,875,000 in 2001, an increase of $9,193,000 or 17.4%. The increase is primarily the result of selling, research and general and administrative cost related to TeleFutura of $12,075,000 and an increase in compensation costs of $3,721,000, offset in part by the elimination of 2001 costs related to a cost reduction charge of $6,573,000 and decreased selling costs of $111,000. The Company's Internet segment had selling, general and administrative expenses of $2,886,000 in 2002 compared to $4,797,000 in 2001, a decrease of $1,911,000 primarily related to lower promotion costs. The Company's music segment had selling, general and administrative expenses of $2,279,000 in 2002. As a percentage of net revenues, selling, general and administrative expenses increased from 29.6% in 2001 to 31.4% in 2002.

        Depreciation and Amortization.    Depreciation and amortization decreased to $14,172,000 in 2002 from $17,972,000 in 2001, a decrease of $3,800,000 or 21.1%. On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which resulted in a substantial reduction of intangible amortization expense for the three months ended March 31, 2002 since the Company's broadcast licenses, affiliation agreements and goodwill are no longer being amortized by the Company. The Company had amortization of intangible assets of $322,000 and $9,670,000 for the three months ended March 31, 2002 and 2001, respectively, a decrease of $9,348,000. Had SFAS No. 142 been in effect in 2001, amortization of intangible assets would have been $292,000 in 2001. The Company's depreciation expense increased to $13,850,000 in 2002 from $8,302,000 in 2001, an increase of $5,548,000 primarily due to increased capital expenditures. Depreciation and amortization for the broadcast segment decreased by $3,830,000 to $12,776,000 in 2002 from $16,606,000 in 2001 due primarily to lower goodwill and other intangible amortization resulting from the adoption of SFAS No. 142, which was offset in part by increased depreciation related to higher capital expenditures. Depreciation and amortization for the Internet segment increased by $5,000 to $1,371,000 in 2002 from $1,366,000 in 2001 due primarily to increased depreciation related to higher capital expenditures. Depreciation and amortization for the music segment was $25,000 in 2002.

        Operating Income.    As a result of the above factors, operating income increased to $40,648,000 in 2002 from $29,806,000 in 2001, an increase of $10,842,000 or 36.4%. The Company's broadcast segment had operating income of $47,326,000 in 2002 and $42,097,000 in 2001, an increase of $5,229,000, which includes an operating loss for TeleFutura of $14,282,000. The Company's Internet segment had an operating loss of $5,458,000 in 2002 and $12,291,000 in 2001, an improvement of $6,833,000. The Company's music segment had an operating loss of $1,220,000. As a percentage of net revenues, operating income increased from 15.3% in 2001 to 19.0% in 2002.

        Interest Expense, Net.    Interest expense increased to $21,449,000 in 2002 from $9,943,000 in 2001, an increase of $11,506,000 or 115.7%. The increase is due primarily to increased borrowings as a result of the acquisition of the TeleFutura stations.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $6,663,000 in 2002 from $10,859,000 in 2001, an improvement of $4,196,000. The improvement related primarily to the Company's investment in Entravision Communications Corporation ("Entravision").

        Gain on Change in Entravision Ownership Interest.    Gain on change in Entravision ownership interest decreased to $1,748,000 in 2002 from $3,112,000 in 2001, a decrease of $1,364,000. These gains were derived in accordance with Securities and Exchange Commission ("SEC") guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its subsidiaries stock issuances.

        Provision for Income Taxes.    In 2002, the Company reported an income tax provision of $5,703,000, representing $2,900,000 of current tax expense and $2,803,000 of deferred tax expense. In 2001, the Company reported an income tax provision of $5,771,000, representing $5,471,000 of current tax expense and $300,000 of deferred tax expense. The total effective tax rate was 42.9% in 2002 and 49.0% in 2001. The Company's effective tax rate in 2002 is lower than in 2001 primarily as a result of the adoption of SFAS No. 142, which eliminated the amortization of non-deductible goodwill and other intangibles for book purposes.

        Cumulative Effect of Accounting Change of Unconsolidated Subsidiary.    Because the Company accounts for its investment in Entravision under the equity method of accounting, in 2002, the Company recorded its share of Entravision's SFAS No. 142 impairment loss, related to Entravision's write-down of their goodwill and intangible assets, as a cumulative effect of a change in accounting principle totaling $8,476,000, net of a deferred tax benefit of $5,769,000.

        Net (Loss) Income.    As a result of the above factors, the Company reported a net loss in 2002 of $877,000 compared to net income of $6,007,000 in 2001, a decrease of $6,884,000. The 2002 net loss includes a cumulative effect of accounting change charge of $8,476,000 and 2001 net income includes a cost reduction charge of $7,075,000.

        Corporate Charges.    Corporate charges increased to $3,816,000 in 2002 from $2,976,000 in 2001, an increase of $840,000 or 28.2%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges increased from 1.5% in 2001 to 1.8% in 2002.

        EBITDA.    EBITDA increased to $54,820,000 in 2002 from $47,778,000 in 2001, an increase of $7,042,000 or 14.7%. As a percentage of net revenues, EBITDA increased from 24.5% in 2001 to 25.6% in 2002. The 2001 EBITDA includes a cost reduction charge of $11,892,000.

Liquidity and Capital Resources

        The Company's primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

        Capital expenditures totaled $31,009,000 for the three months ended March 31, 2002. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital improvements, the Company is still in the process of replacing and upgrading several towers, transmitters and antennas. In 2002, the Company plans on spending a total of approximately $125,000,000 that will consist of $54,000,000 for towers, transmitters, antennas and digital technology, $15,000,000 for the completion of the build-out of TeleFutura Network and station facilities, $7,000,000 for Univision Network facilities expansion, $14,000,000 for the completion of the construction of the Los Angeles and Phoenix stations and approximately $35,000,000 for normal capital improvements and management information systems. The Company expects to fund its capital expenditure requirements primarily from its operating cash flow and, if necessary, from proceeds available under its bank facility.

        The Company's 7.85% Senior Notes due July 18, 2011 (the "Notes") have a face value of $500,000,000 and bear simple interest at 7.85%. The Company received net proceeds of $495,370,000 from the issuance of the Notes and pays interest on the Notes on January 15 and July 15 of each year. The Notes are the Company's senior unsecured obligations, are equal in right of payment with all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company's future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company's guarantors, who are described below. The Company has the option to redeem all or a portion of the Notes at any time at the redemption prices set forth in the note agreement. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the Notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

        The Company also has a $1.22 billion credit agreement with a syndicate of commercial lenders. The credit agreement consists of a $500,000,000 revolving credit facility and a $720,000,000 term loan. Each of the credit facilities will mature on July 18, 2006. At March 31, 2002, the Company had borrowings of $720,000,000 outstanding under its term loan and $70,000,000 outstanding under its revolving credit facility.

        The subsidiaries that guarantee the Company's obligations under the revolving credit facility and term loan also guarantee the Notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees of the obligations under the revolving credit facility, term loan and the Notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's. The Company's senior unsecured debt is currently rated BB+ by Standard & Poor's Rating Services and Baa3 by Moody's Investor Service, Inc.

        Loans made under the revolving credit facility and term loan bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's term loans ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin on its term loans was 1.25% for the three months ended March 31, 2002. Interest is generally payable quarterly.

        The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its program license agreements with Televisa or Venevision in a manner the lenders determine is materially adverse to the Company.

        The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its LIBOR loans at March 31, 2002, a change of 10% in interest rates would have an impact of approximately $2,600,000 on pre-tax earnings and pre-tax cash flows over a one-year period.

        In connection with the acquisition of the USA Broadcasting stations in 2001, the Company made its final payment of approximately $592,000,000, with funds from its existing credit facility and the proceeds from the issuance of preferred stock in January 2002.

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

        At December 31, 2001, the Company had a minority interest of $36,540,000 in the San Francisco station, which was part of the USA Broadcasting acquisition. In January 2002, the Company purchased the remaining interest in the San Francisco station for approximately $41,000,000.

        Effective February 1, 2002, the Company entered into a time brokerage agreement with Raycom Media, Inc. ("Raycom") to manage its two stations in Puerto Rico. Under the agreement, the Company will program WLII-TV 11 in San Juan and WSUR-TV 9 in Ponce, collectively branded as "Teleonce," on behalf of Raycom. The new programming under the agreement will also be telecast through WORA-TV 5 in Mayaguez, the long-term western affiliate to Teleonce. The management fee to the Company will be approximately $500,000 per year. In addition, the Company entered into an option agreement that expires on December 31, 2004 to acquire these stations for $190,000,000. The purchase price will be reduced if certain earnings targets are met during the period prior to the expiration of the option agreement.

        On April 16, 2002, the Company announced that the Univision Music Group had completed its acquisition of Fonovisa Music Group ("Fonovisa"), creating the leading Latin music company in the U.S. and Puerto Rico with more than a 35% market share. Univision Music Group is also one of the leading Latin music companies in Mexico through its joint venture with Disa Records. As part of the transaction, Univision Music Group also acquired Fonomusic and America Musical Publishing companies, which it will integrate into the newly formed Univision Music Publishing division. The Company acquired Fonovisa for 6 million shares of Class A Common Stock and warrants to purchase an additional 100,000 shares of Class A Common Stock at an exercise price of $38.261 per share. The purchase price of the Fonovisa acquisition based on the fair value of the Class A Common Stock and warrants is approximately $235,000,000.

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

        The Company expects to explore additional acquisition opportunities in both Spanish-language television and other media to complement and capitalize on our existing business and management. The purchase price for the acquisitions and investments described above as well as any future acquisitions may be paid with (a) cash derived from operating cash flow, (b) proceeds available under bank facilities, (c) proceeds from future debt or equity offerings, or (d) any combination thereof. Based on our current level of operations and planned capital expenditures, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank credit facility will be adequate to meet future liquidity needs for at least the next twelve months.

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

        Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in "Risk Factors" in the Company's Annual Report on Form 10-K for December 31, 2001.

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

UNIVISION COMMUNICATIONS INC. (Registrant)
May 13, 2002	By	/s/ GEORGE W. BLANK George W. Blank Executive Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES INDEX
Part I
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Financial Introduction
Part I, Item 1
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per-share data)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME For the Three Months Ended March 31, (In thousands, except share and per-share data) (Unaudited)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, (Dollars in thousands) (Unaudited)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2002 (Unaudited)
Part I, Item 2
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Form 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations
Part I
Part II
Item 6. Exhibits and Reports on Form 8-K
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES SIGNATURE