Form 10-Q
period 2002-06-30
UNIVISION COMMUNICATIONS INC
filed 2002-08-13
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.
(Exact Name of Registrant as specified in its charter)

Delaware	No. 95-4398884
(State of Incorporation)	(I.R.S. Employer Identification)

Univision Communications Inc.
1999 Avenue of the Stars, Suite 3050
Los Angeles, California 90067
Tel: (310) 556-7676
(address and telephone number of principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        There were 160,215,687 shares of Class A Common Stock, 37,462,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of July 19, 2002.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
INDEX

Page
Part I—Financial Information:
Financial Introduction	3
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2002 (Unaudited) and December 31, 2001	4
Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2002 and 2001	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2002 and 2001	6
Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Part II—Other Information:
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 6. Exhibits and Reports on Form 8-K	24

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

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$40,401	$380,829
Accounts receivable, net	271,382	162,592
Program rights	32,536	22,653
Prepaid expenses and other assets	50,231	30,019

Total current assets	394,550	596,093
Property and equipment, net	466,715	445,483
Intangible assets, net	1,709,851	1,489,073
Goodwill, net	197,274	43,022
Deferred financing costs, net	19,142	20,935
Program rights	30,067	18,862
Investment in unconsolidated subsidiaries	486,985	535,777
Other assets	12,971	14,299

Total assets	$3,317,555	$3,163,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$174,952	$120,021
Accrued interest	19,959	18,348
Accrued license fee	11,068	10,562
Deferred advertising revenues	4,250	4,250
Program rights obligations	14,277	4,135
Taxes payable	1,497	20,334
Current portion of long-term debt and capital lease obligations	97,667	92,030

Total current liabilities	323,670	269,680
Long-term debt	1,317,669	985,509
Note payable due USA Broadcasting	—	592,175
Capital lease obligations	81,686	84,334
Deferred advertising revenues	11,835	13,960
Program rights obligations	22,042	10,919
Deferred tax liabilities	36,954	5,657
Other long-term liabilities	30,760	18,530

Total liabilities	1,824,616	1,980,764
Redeemable convertible preferred stock, $.01 par value, with a conversion rate of 28.252 to Class A Common Stock (375,000 shares issued and outstanding at December 31, 2001)	—	369,500

Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; 0 issued and outstanding)	—	—
Common stock, $.01 par value (492,000,000 shares authorized; 229,108,275 and 210,479,125 shares issued including shares in treasury, at June 30, 2002 and December 31, 2001, respectively)	2,291	2,105
Paid-in-capital	1,219,430	561,860
Retained earnings	293,385	271,508
Currency translation adjustment	26	—

	1,515,132	835,473
Less common stock held in treasury (1,017,180 shares at cost at June 30, 2002 and December 31, 2001)	(22,193)	(22,193)

Total stockholders' equity	1,492,939	813,280

Total liabilities and stockholders' equity	$3,317,555	$3,163,544

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30,

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues	$322,796	$237,524	$537,245	$432,389
Direct operating expenses	157,917	85,913	250,313	175,328
Selling, general and administrative expenses	78,084	57,582	145,317	115,254
Depreciation and amortization	23,075	18,946	37,247	36,918

Operating income	63,720	75,083	104,368	104,889
Interest expense, net	22,185	9,242	43,634	19,185
Amortization of deferred financing costs	950	339	1,932	677
Equity loss in unconsolidated subsidiaries and other	738	6,468	7,401	17,327
Gain on change in Entravision ownership interest	(235)	(448)	(1,983)	(3,560)

Income before taxes, extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary	40,082	59,482	53,384	71,260
Provision for income taxes	17,892	30,579	23,595	36,350

Income before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary	22,190	28,903	29,789	34,910
Extraordinary loss on extinguishment of debt, net of tax	—	(330)	—	(330)
Cumulative effect of accounting change of unconsolidated subsidiary, net of tax	589	—	(7,887)	-

Net income	22,779	28,573	21,902	34,580
Preferred stock dividends/accretion	—	—	(25)	(70)

Net income available to common stockholders	22,779	28,573	21,877	34,510
Other comprehensive income:
Currency translation adjustment income	26	—	26	—

Comprehensive income available to common stockholders	$22,805	$28,573	$21,903	$34,510

Basic Earnings Per Share
Income per share available to common stockholders before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary	$0.10	$0.14	$0.14	$0.17
Extraordinary loss on extinguishment of debt, net of tax	—	—	—	—
Cumulative effect of accounting change of unconsolidated subsidiary per share	—	—	(0.04)	—

Net income per share available to common stockholders	$0.10	$0.14	$0.10	$0.17

Weighted average common shares outstanding	227,009,699	207,924,960	220,530,351	207,175,859

Diluted Earnings Per Share
Income per share available to common stockholders before cumulative effect of accounting change of unconsolidated subsidiary	$0.09	$0.12	$0.12	$0.15
Extraordinary loss on extinguishment of debt, net of tax	—	—	—	—
Cumulative effect of accounting change of unconsolidated subsidiary per share	—	—	(0.03)	—

Net income per share available to common stockholders	$0.09	$0.12	$0.09	$0.15

Weighted average common shares outstanding	257,858,105	239,912,791	255,133,832	239,576,925

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Dollars in thousands)

(Unaudited)

	2002	2001
Net income	$21,902	$34,580
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	29,104	17,342
Loss on sale of fixed assets	238	8
Equity loss in unconsolidated subsidiaries	5,084	13,767
Amortization of intangible assets and deferred financing costs	10,076	20,253
Extraordinary loss on extinguishment of debt, net of tax benefit	—	330
Cumulative effect of accounting change of unconsolidated subsidiary	7,887	—
Other non-cash items	(1,965)	—
Changes in assets and liabilities:
Accounts receivable	(84,040)	(21,564)
Deferred income taxes	11,951	1,500
License fees payable	61,072	63,439
Payment of license fees	(60,566)	(64,542)
Program rights	(21,088)	1,727
Prepaid expenses and other assets	(5,750)	219
Accounts payable and accrued liabilities	19,991	49,077
Taxes payable	(26,151)	(2,376)
Income tax benefit from options exercised	23,480	21,854
Accrued interest	7,029	5,280
Obligations for program rights	21,265	188
Other, net	(2,176)	138

Net cash provided by operating activities	17,343	141,220

Cash flow from investing activities:
Station acquisitions	(666,933)	(217,637)
Fonovisa acquisition	(1,275)	—
Capital expenditures	(50,839)	(40,848)
Investment in unconsolidated subsidiaries	2,078	(180,180)
Proceeds from sale of fixed assets	163	4
Other	(103)	(492)

Net cash used in investing activities	(716,909)	(439,153)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	447,000	620,000
Repayment of long-term debt	(117,429)	(275,030)
Exercise of options	29,706	17,081
Preferred stock dividends paid	—	(130)
Increase in deferred financing costs	(139)	(1,595)

Net cash provided by financing activities	359,138	360,326

Net (decrease) increase in cash	(340,428)	62,393
Cash beginning of period	380,829	54,528

Cash end of period	$40,401	$116,921

Supplemental disclosure of cash flow information:
Interest paid	$32,896	$15,334

Income taxes paid	$15,022	$15,776

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2002

(Unaudited)

1.    Organization of the Company

        The operations of Univision Communications Inc. and its wholly owned subsidiaries (the "Company"), the leading Spanish-language media company in the United States, include Univision Network, the most-watched Spanish-language television network in the United States; Univision Television Group ("UTG"), which owns and operates 16 full-power and 6 low-power television stations ("UTG O&Os"), including full-power stations in 11 of the top 15 U.S. Hispanic markets; TeleFutura, which consists of the TeleFutura Network, a 24-hour Spanish-language television network designed to counter-program traditional Spanish-language lineups and draw additional viewers to Spanish language television and TeleFutura Television Group ("TTG"), which owns and operates 14 full-power and 14 low-power television stations ("TTG O&Os"), including full-power stations in 8 of the top 10 U.S. Hispanic markets; Galavisión, the country's leading Spanish-language cable network; Univision Music Group, which includes the Univision Music label, Fonovisa record labels and a 50% interest in Disa Records ("Disa"), one of the leading music publishing and recording companies in Mexico, and Univision Online, Inc. ("Univision Online"), which operates the Company's Internet portal, Univision.com. Univision Network's signal covers 97 percent of all U.S. Hispanic households through UTG O&Os, Univision Network's affiliates (17 full-power and 26 low-power stations) and cable affiliates. TeleFutura Network's signal covers approximately 72% of all U.S. Hispanic households through TTG O&Os and TeleFutura Network's affiliates (2 full-power and 17 low-power stations).

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

2.    Recent Developments

        On June 12, 2002 the Company and Hispanic Broadcasting Corporation ("HBC"), the nation's leading Spanish-language radio television company, entered into a definitive merger agreement under which the Company will acquire Hispanic Broadcasting in an all-stock transaction. Under the agreement, each share of HBC common stock will be exchanged for a fixed 0.85 shares of Univision Class A common stock. The Company's shareholders will have approximately 73.5% and HBC's shareholders 26.5% of the combined company's fully-diluted economic ownership. The proposed merger is intended to qualify as a tax-free reorganization pursuant to Section 368(a) of the Internal Revenue Code. In addition to stockholder approval, the closing of the proposed merger is subject to clearance or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval of the Federal Communications Commission, and the satisfaction of other customary closing conditions. If the merger agreement is terminated, either Univision or Hispanic Broadcasting, in specified circumstances, may be required to pay a termination fee of $100 million to the other.

        On April 16, 2002, the Company acquired the stock of Fonovisa Inc., Fonovisa S.A. de C.V., America Musical S.A. de C.V. and Fonovisa de Centroamérica S.A. (collectively, "Fonovisa"). Fonovisa is considered to be one of the top record labels featuring Spanish-language music. The consideration consisted of 6,000,000 shares of Class A Common Stock and warrants to purchase an additional 100,000 shares of Class A Common Stock at an exercise price of $38.261 per share. The purchase agreement includes a working capital adjustment which is currently being negotiated. The Company expects this to be resolved by the end of 2002. The results of operations of Fonovisa are included in the accompanying condensed consolidated statement of income since April 16, 2002. The Company has made a preliminary allocation of the purchase price and expects that an appraisal of Fonovisa will be completed by the end of 2002.

Purchase price	$234,631,000
Net assets acquired	(23,068,000)
Acquisition costs and liabilities assumed	4,714,000

Intangible assets and goodwill	$216,277,000

3.    Changes in Common Stock and Redeemable Convertible Preferred Stock

        During the three months ended June 30, 2002, options were exercised for 184,750 shares of Class A Common Stock, resulting in an increase to Common Stock of $1,848 and an increase to Paid-in-capital of $4,918,000, which included a tax benefit associated with the transactions of $1,670,000. During April 2002, the Company issued 6 million shares of Class A Common Stock for the acquisition of Fonovisa that resulted in an increase to Common Stock of $60,000 and to Paid-in-capital of $235,040,000. During the six months ended June 30, 2002, options were exercised for 2,034,650 shares of Class A Common Stock, resulting in an increase to Common Stock of $20,347 and an increase to Paid-in-capital of $53,166,000, which included a tax benefit associated with the transactions of $23,480,000. In February 2002, 375,000 redeemable convertible preferred stock shares held by Grupo Televisa, S.A. and its affiliates ("Televisa") were converted into a total of 10,594,500 shares of Class A Common Stock, resulting in an increase to Common Stock of approximately $106,000 and to Paid-in-capital of $374,894,000. In connection with the issuance of the redeemable convertible preferred stock, the Company incurred issuance costs of $5,555,000 primarily related to professional fees, which decreased Paid-in-capital. The Company recorded preferred stock dividend accretion of approximately $25,000 related to the $5,555,000 issuance costs, which increased Paid-in-capital.

4.    Earnings Per Share

        The following is the reconciliation of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards ("SFAS") No. 128 ("Earnings Per Share"):

        (Dollars in thousands, except for share and per-share data):

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary	$22,190			$28,903
Basic Earnings Per Share Income per share available to common stockholders before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary	22,190	227,009,699	$0.10	28,903	207,924,960	$0.14

Effect of Dilutive Securities
Warrants	—	27,716,623		—	27,418,702
Options	—	3,131,783		—	4,569,129

Diluted Earnings Per Share
Income per share available to common stockholders before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary	$22,190	257,858,105	$0.09	$28,903	239,912,791	$0.12

(Dollars in thousands, except for share and per-share data):

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	Income (Numerator)	Six Months Ended Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary	$29,789			$34,910
Less preferred stock dividends/accretion	(25)			(70)

Basic Earnings Per Share Income per share available to common stockholders before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary	29,764	220,530,351	$0.14	34,840	207,175,859	$0.17

Effect of Dilutive Securities
Warrants	—	27,861,532		—	27,418,239
Options	—	3,464,093		—	4,693,215
Convertible Preferred Stock	25	3,277,856		70	289,612

Diluted Earnings Per Share
Income per share available to common stockholders before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary	$29,789	255,133,832	$0.12	$34,910	239,576,925	$0.15

5. Business Segments

        The Company's principal business segment is television broadcasting, which includes the operations of the Company's Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations. The Company launched Univision Online, its Internet portal during the third quarter of 2000. In April 2001, the Company also launched Univision Music Group, its music publishing and recording division. The Company manages its television, Internet and music businesses separately based on the fundamental differences in their operations. Presented below is segment information pertaining to the Company's television, Internet and music businesses.

        (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenue:
Television	$300,796	$235,822	$509,959	$429,999
Internet	3,042	1,702	5,653	2,390
Music	18,958	—	21,633	—

Consolidated	322,796	237,524	537,245	432,389

Direct expenses:
Television	145,357	78,528	232,350	161,127
Internet	3,801	7,385	7,613	14,201
Music	8,759	—	10,350	—

Consolidated	157,917	85,913	250,313	175,328

Selling, general and administrative expenses:
Television	66,681	51,604	128,749	104,479
Internet	2,442	5,125	5,328	9,922
Music	8,961	853	11,240	853

Consolidated	78,084	57,582	145,317	115,254

Depreciation and amortization:
Television	14,287	17,472	27,063	34,078
Internet	1,165	1,473	2,536	2,839
Music	7,623	1	7,648	1

Consolidated	23,075	18,946	37,247	36,918

Operating income (loss):
Television	74,471	88,218	121,797	130,315
Internet	(4,366)	(12,281)	(9,824)	(24,572)
Music	(6,385)	(854)	(7,605)	(854)

Consolidated	$63,720	$75,083	$104,368	$104,889

Capital expenditures:
Television	$19,185	$25,841	$49,944	$38,109
Internet	201	628	304	2,739
Music	444	—	591	—

Consolidated	$19,830	$26,469	$50,839	$40,848

Total assets:
Television	$2,909,604	$1,921,752	$2,909,604	$1,921,752
Internet	19,721	17,781	19,721	17,781
Music	388,230	—	388,230	—

Consolidated	$3,317,555	$1,939,533	$3,317,555	$1,939,533

6. New Emerging Issues Task Force Requirement

      In November 2001, the Emerging Issues Task Force published Issue 01-09 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 was effective for the Company in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts primarily the Company's cable network, Galavisión, which amortized certain launch costs as selling expenses. As a result of applying the provisions of EITF 01-09, the Company's revenues and selling costs each were reduced by an equal amount of approximately $371,000 and $752,000 in the three and six months ended June 30, 2002, respectively. Had this accounting change been in effect in 2001, Company's revenues and selling costs each would have been reduced by an equal amount of approximately $313,000 and $682,000 in the three and six months ended June 30, 2001, respectively.

7. Goodwill and Other Intangible Assets Amortization

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, associated with acquisitions consummated prior to June 30, 2001, ceased being amortized after December 31, 2001 and those related to acquisitions after June 30, 2001 will never be amortized. However, goodwill and other intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company has evaluated its goodwill and other intangible assets in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

        The adoption of SFAS No. 142 has resulted in a substantial reduction of intangible amortization expense for the three and six months ended June 30, 2002 since the Company's broadcast licenses and goodwill are no longer being amortized by the Company. In the accompanying statements of income, the Company had amortization of intangible assets of $7,822,000 and $8,144,000 for the three and six months ended June 30, 2002, respectively and $9,906,000 and $19,576,000 for the three and six months ended June 30, 2001, respectively. Had this accounting change been in effect in 2001, amortization of intangible assets would have been $293,000 and $585,000 for the three and six months ended June 30, 2001, respectively. During the three and six months ended June 30, 2002, the Company incurred amortization expense of $7,500,000 related primarily to a preliminary valuation of artist contracts resulting from the Fonovisa acquisition on April 16, 2002. The Company expects the appraisal of Fonovisa to be completed by the end of 2002. In order to enhance comparability, below is the unaudited effect the accounting change would have had on reported income before cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders and earnings-per-share amounts had SFAS No. 142 been in effect in 2001:

        (Dollars in thousands, except for share and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders	$22,190	$28,903	$29,764	$34,840
Reduction of intangible amortization, net of tax	—	10,401	—	16,584

Comparative income before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders	$22,190	$39,304	$29,764	$51,424

Basic Earnings Per Share
Income before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders	$0.10	$0.14	$0.14	$0.17
Reduction of intangible amortization, net of tax	—	0.05	—	0.08

Comparative income before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders	$0.10	$0.19	$0.14	$0.25

Weighted average common shares outstanding	227,009,699	207,924,960	220,530,351	207,175,859

Diluted Earnings Per Share
Income before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders	$0.09	$0.12	$0.12	$0.15
Reduction of intangible amortization, net of tax	—	0.04	—	0.07

Comparative income before extraordinary loss and cumulative effect of accounting change of unconsolidated subsidiary available to common stockholders	$0.09	$0.16	$0.12	$0.22

Weighted average common shares outstanding	257,858,105	239,912,791	255,133,832	239,576,925

Part I, Item 2

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Form 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

        Univision Communications Inc., together with its wholly owned subsidiaries (the "Company"), operates in three business segments:

  •
  Television: The Company's principal business segment is television, which consists of the Univision, TeleFutura and Galavisión television networks, 50 owned-and-operated television stations (30 full-power and 20 low-power) and the Company's television production business.

  •
  Internet: Univision Online, Inc. ("Univision Online") operates the Company's Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America.

  •
  Music: The Company's music recording and publishing business consists of the operations of the Univision Music Group, which was launched in April 2001 and records and publishes the music of developing and established Latin artists. On April 16, 2002, Univision Music Group completed its acquisition of Fonovisa Music Group ("Fonovisa"), creating the leading Latin music company in the U.S. and Puerto Rico, with an approximate 35% market share. As part of the transaction, Univision Music Group also acquired Fonomusic and America Musical Publishing companies, which it will integrate into the newly formed Univision Music Publishing division.

        Substantially all of the Company's revenues have been derived from the television segment, including the three networks, the 22 owned-and-operated stations that comprise the Univision Television Group ("UTG"), and the 28 owned-and-operated stations that comprise the TeleFutura Television Group ("TTG").

        UTG's net revenues are derived from its owned-and-operated stations (collectively, the "UTG O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. Univision Network's net revenues include gross advertising revenues generated from the sale of Univision Network advertising, net of agency commissions and station compensation to Univision Network's affiliates (17 full-power and 26 low-power stations), as well as subscriber fees.

        TTG's net revenues are derived from its owned-and-operated stations (collectively, the "TTG O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. TeleFutura Network's net revenues include gross advertising revenues generated from the sale of TeleFutura Network advertising, net of agency commissions. TeleFutura Network has 2 full-power and 17 low-power affiliates in addition to its 28 owned-and-operated stations.

        Also included in net revenues are Galavisión's gross advertising revenues, net of agency commissions, Galavisión's subscriber fee revenues, net revenues of Univision Online, net revenues from Univision Music Group, and other revenues.

        Direct operating expenses consist primarily of programming, news and general operating costs.

        "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and is the sum of operating income plus depreciation and amortization. The Company has included EBITDA data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company's ability to service debt. EBITDA is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Critical Accounting Policies

Program Rights for Television Broadcast

        Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operating expense as the programs are broadcast.

Revenue Recognition

        Net revenues comprise gross revenues from the Company's television, internet and music businesses, including subscriber fees, a network service fee payable to the Company by the affiliated stations, less agency commissions and compensation costs paid to certain affiliated stations. The Company's gross revenues are recognized when advertising spots are aired for its television businesses and served for its Internet business. Univision Music Group gross revenues are recognized based on product shipments to distributors less an allowance for returns. Substantially all of the Company's net revenues are derived from the advertising revenues of its television businesses.

Accounting for Intangibles

        On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS') No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, associated with acquisitions consummated prior to June 30, 2001, ceased being amortized after December 31, 2001 and those related to acquisitions after June 30, 2001 will never be amortized. However, goodwill and other intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company has evaluated its goodwill and other intangible assets in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

        The adoption of SFAS No. 142 has resulted in a substantial reduction of intangible amortization expense in the three and six months ended June 30, 2002 since the Company's broadcast licenses and goodwill are no longer being amortized by the Company. On an as reported basis, the Company had amortization of intangible assets of $7,822,000 and $8,144,000 for the three and six months ended June 30, 2002 and $9,906,000 and $19,576,000 for the three and six months ended June 30, 2001, respectively. Had this accounting change been in effect in 2001, amortization of intangible assets would have been $293,000 and $585,000 for the three and six months ended June 30, 2001, respectively. During the three and six months ended June 30, 2002, the Company incurred amortization expense of $7,500,000 related primarily to a preliminary valuation of artist contracts resulting from the Fonovisa acquisition on April 16, 2002.

Six Months Ended June 30, 2002 ("2002"), Compared to Six Months Ended June 30, 2001 ("2001")

        Revenues.    Net revenues were $537,245,000 in 2002 compared to $432,389,000 in 2001, an increase of $104,856,000 or 24.3%. The Company's television segment revenues were $509,959,000 in 2002 compared to $429,999,000 in 2001, an increase of $79,960,000 or 18.6%. Univision Network had an increase in revenues of $17,580,000 or 7.4% resulting primarily from the 2002 World Cup Games. UTG O&Os had an increase in revenues of $23,307,000 or 13.5%, attributable primarily to the Los Angeles, Chicago, Houston, San Antonio and Dallas stations, as well as from new UTG stations in Atlanta, Philadelphia, Cleveland and Killeen, offset in part by a slight decrease in revenues from the Miami station. Galavisión had a decrease in revenues of $1,866,000 or 10.9% due in part to the general softness in the advertising market. TeleFutura had revenues of $41,629,000 in 2002, since its launch on January 14, 2002, compared to the USA Broadcasting acquired station revenues of $690,000 in 2001, an increase of $40,939,000. The Company's Internet segment had revenues of $5,653,000 in 2002 compared to $2,390,000 in 2001, an increase of $3,263,000. The Company's music segment, which began operations in April 2001, generated revenues of $21,633,000 in 2002 and had no revenues through June 30, 2001.

        Expenses.    Direct operating expenses, which include corporate charges of $234,000 and $165,000 in 2002 and 2001, respectively, increased to $250,313,000 in 2002 from $175,328,000 in 2001, an increase of $74,985,000 or 42.8%. The Company's television segment direct operating expenses were $232,350,000 in 2002 compared to $161,127,000 in 2001, an increase of $71,223,000 or 44.2%. The increase is due primarily to costs for the 2002 World Cup games of approximately $55,000,000, which includes program right and production costs. The television segment also had increased programming, technical, sports and news charges related to TeleFutura of $25,528,000, offset in part by decreased license fees paid under our program license agreements of $2,367,000 and the elimination of 2001 costs related to a cost reduction charge of $5,319,000 and cancelled shows of $3,012,000. The decreased license fees are due to World Cup revenues which are contractually excluded from the calculation. The Company's Internet segment had direct operating expenses of $7,613,000 in 2002 compared to $14,201,000 in 2001, a decrease of $6,588,000 primarily due to a reduction in hosting and content costs. The Company's music segment had direct operating expenses of $10,350,000 in 2002. As a percentage of net revenues, direct operating expenses increased from 40.5% in 2001 to 46.6% in 2002.

        Selling, general and administrative expenses, which include corporate charges of $7,268,000 and $6,488,000 in 2002 and 2001, respectively, increased to $145,317,000 in 2002 from $115,254,000 in 2001, an increase of $30,063,000 or 26.1%. The Company's television segment selling, general and administrative expenses were $128,749,000 in 2002 compared to $104,479,000 in 2001, an increase of $24,270,000 or 23.2%. The increase is primarily the result of selling, research and general and administrative costs related to TeleFutura of $21,960,000, increased severance and compensation costs of $4,490,000, increased selling costs of $2,430,000 resulting from higher sales, a charge for bad debt of $1,000,000 related to WorldCom, Inc.'s filing for bankruptcy court protection, offset in part by the elimination of 2001 costs related to a cost reduction charge of $6,573,000. The Company's Internet segment had selling, general and administrative expenses of $5,328,000 in 2002 compared to $9,922,000 in 2001, a decrease of $4,594,000 primarily related to lower promotion and selling costs. The Company's music segment had selling, general and administrative expenses of $11,240,000 in 2002 compared to $853,000 during its start-up in 2001, an increase of $10,387,000. As a percentage of net revenues, selling, general and administrative expenses increased from 26.7% in 2001 to 27.0% in 2002.

        Depreciation and Amortization.    Depreciation and amortization increased to $37,247,000 in 2002 from $36,918,000 in 2001, an increase of $329,000 or .9%. On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which resulted in a substantial reduction of intangible amortization expense for the six months ended June 30, 2002 since the Company's broadcast licenses and goodwill are no longer being amortized by the Company. The Company had amortization of intangible assets of $8,144,000 and $19,576,000 for the six months ended June 30, 2002 and 2001, respectively, a decrease of $11,432,000. During the six months ended June 30, 2002, the Company incurred amortization expense of $7,500,000 related primarily to a preliminary valuation of artist contracts resulting from the Fonovisa acquisition on April 16, 2002. Had SFAS No. 142 been in effect in 2001, amortization of intangible assets would have been $585,000 in 2001. The Company's depreciation expense increased to $29,103,000 in 2002 from $17,342,000 in 2001, an increase of $11,761,000 primarily due to increased capital expenditures. Depreciation and amortization for the television segment decreased by $7,015,000 to $27,063,000 in 2002 from $34,078,000 in 2001 due primarily to lower goodwill and other intangible amortization resulting from the adoption of SFAS No. 142, which was offset in part by increased depreciation related to higher capital expenditures. Depreciation and amortization for the Internet segment decreased by $303,000 to $2,536,000 in 2002 from $2,839,000 in 2001 due primarily to decreased depreciation related to the disposal of certain technical assets. Depreciation and amortization for the music segment increased by $7,647,000 to $7,648,000 in 2002 from $1,000 in 2001 due primarily to increased amortization of $7,500,000 related primarily to a preliminary valuation of artist contracts resulting from the Fonovisa acquisition on April 16, 2002.

        Operating Income.    As a result of the above factors, operating income decreased to $104,368,000 in 2002 from $104,889,000 in 2001, a decrease of $521,000 or .5%. The Company's television segment had operating income of $121,797,000 in 2002 and $130,315,000 in 2001, a decrease of $8,518,000, which includes an operating loss for TeleFutura of $20,114,000. The Company's Internet segment had an operating loss of $9,824,000 in 2002 and $24,572,000 in 2001, an improvement of $14,748,000. The Company's music segment had an operating loss of $7,605,000 in 2002 and $854,000 in 2001, an increase of $6,751,000. As a percentage of net revenues, operating income decreased from 24.3% in 2001 to 19.4% in 2002.

        Interest Expense, Net.    Interest expense increased to $43,634,000 in 2002 from $19,185,000 in 2001, an increase of $24,449,000 or 127.4%. The increase is due primarily to increased borrowings as a result of the acquisition of the TeleFutura stations.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $7,401,000 in 2002 from $17,327,000 in 2001, an improvement of $9,926,000. The improvement related primarily to the Company's investment in Entravision Communications Corporation ("Entravision").

        Gain on Change in Entravision Ownership Interest.    Gain on change in Entravision ownership interest decreased to $1,983,000 in 2002 from $3,560,000 in 2001, a decrease of $1,577,000. These gains were derived in accordance with Securities and Exchange Commission ("SEC") guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its subsidiaries stock issuances.

        Provision for Income Taxes.    In 2002, the Company reported an income tax provision of $23,595,000, representing $11,797,000 of current tax expense and $11,798,000 of deferred tax expense. In 2001, the Company reported an income tax provision of $36,350,000, representing $34,850,000 of current tax expense and $1,500,000 of deferred tax expense. The total effective tax rate was 44.2% in 2002 and 51.0% in 2001. The Company's effective tax rate in 2002 is lower than in 2001 primarily as a result of the adoption of SFAS No. 142, which eliminated the amortization of non-deductible goodwill and other intangibles for book purposes.

        Extraordinary Loss on Extinguishment of Debt, Net of Tax.    The Company's extraordinary loss on extinguishment of debt of $330,000 in 2001 is due to the write-off of deferred financing cost related to its terminated credit facilities.

        Cumulative Effect of Accounting Change of Unconsolidated Subsidiary.    Because the Company accounts for its investment in Entravision under the equity method of accounting, in 2002, the Company recorded its share of Entravision's SFAS No. 142 impairment loss, related to Entravision's write-down of their goodwill and intangible assets, as a cumulative effect of a change in accounting principle totaling $7,887,000, net of a deferred tax benefit of $5,369,000.

        Net Income.    As a result of the above factors, the Company reported net income in 2002 of $21,902,000 compared to net income of $34,580,000 in 2001, a decrease of $12,678,000. The 2002 net income includes a cumulative effect of accounting change charge of $7,887,000 and 2001 net income includes a cost reduction charge of $7,075,000 and an extraordinary loss on extinguishments of debt of $330,000.

        Corporate Charges.    Corporate charges increased to $7,502,000 in 2002 from $6,653,000 in 2001, an increase of $849,000 or 12.8%. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges decreased from 1.5% in 2001 to 1.4% in 2002.

        EBITDA.    EBITDA decreased to $141,615,000 in 2002 from $141,807,000 in 2001, a decrease of $192,000 or ..1%. As a percentage of net revenues, EBITDA decreased from 32.8% in 2001 to 26.4% in 2002. The 2001 EBITDA includes a cost reduction charge of $11,892,000.

Three Months Ended June 30, 2002 ("2002"), Compared to Three Months Ended June 30, 2001 ("2001")

        Revenues.    Net revenues were $322,796,000 in 2002 compared to $237,524,000 in 2001, an increase of $85,272,000 or 35.9%. The Company's television segment revenues were $300,796,000 in 2002 compared to $235,822,000 in 2001, an increase of $64,974,000 or 27.6%. Univision Network had an increase in revenues of $21,825,000 or 17.0% resulting primarily from the 2002 World Cup Games. UTG O&Os had an increase in revenues of $16,732,000 or 17.2%, attributable primarily to the Los Angeles, Chicago, Houston, New York and Dallas stations, as well as from new UTG stations in Atlanta, Philadelphia, Cleveland and Killeen. Galavisión had a decrease in revenues of $1,089,000 or 12.0% due in part to the general softness in the advertising market. TeleFutura had revenues of $28,196,000 in 2002 compared to the USA Broadcasting acquired station revenues of $690,000 in 2001, an increase of $27,506,000. The Company's Internet segment had revenues of $3,042,000 in 2002 compared to $1,702,000 in 2001, an increase of $1,340,000. The Company's music segment, which began operations in April 2001, generated revenues of $18,958,000 in 2002 and had no revenues through June 30, 2001.

        Expenses.    Direct operating expenses, which include corporate charges of $129,000 and $86,000 in 2002 and 2001, respectively, increased to $157,917,000 in 2002 from $85,913,000 in 2001, an increase of $72,004,000 or 83.8%. The Company's television segment direct operating expenses were $145,357,000 in 2002 compared to $78,528,000 in 2001, an increase of $66,829,000 or 85.1%. The increase is due primarily to costs for the 2002 World Cup games of approximately $55,000,000, which includes program right and production costs. The television segment also had increased programming, technical, sports and news charges related to TeleFutura of $12,816,000, offset in part by decreased license fees paid under our program license agreements of $1,940,000 and cancelled shows of $889,000. The decreased license fees are due to World Cup revenues which are contractually excluded from the calculation. The Company's Internet segment had direct operating expenses of $3,801,000 in 2002 compared to $7,385,000 in 2001, a decrease of $3,584,000 primarily due to a reduction in hosting and content costs. The Company's music segment had direct operating expenses of $8,759,000 in 2002. As a percentage of net revenues, direct operating expenses increased from 36.2% in 2001 to 48.9% in 2002.

        Selling, general and administrative expenses, which include corporate charges of $3,557,000 and $3,591,000 in 2002 and 2001, respectively, increased to $78,084,000 in 2002 from $57,582,000 in 2001, an increase of $20,502,000 or 35.6%. The Company's television segment selling, general and administrative expenses were $66,681,000 in 2002 compared to $51,604,000 in 2001, an increase of $15,077,000 or 29.2%. The increase is primarily the result of selling, research and general and administrative costs related to TeleFutura of $9,885,000, increased selling costs of $2,543,000 resulting from higher sales, a charge for bad debt of $1,000,000 related to WorldCom, Inc.'s filing for bankruptcy court protection and an increase in severance and compensation costs of $769,000. The Company's Internet segment had selling, general and administrative expenses of $2,442,000 in 2002 compared to $5,125,000 in 2001, a decrease of $2,683,000 primarily related to lower promotion and selling costs. The Company's music segment had selling, general and administrative expenses of $8,961,000 in 2002 compared to $853,000 in 2001, an increase of $8,108,000. As a percentage of net revenues, selling, general and administrative expenses were 24.2% in 2001 and in 2002.

        Depreciation and Amortization.    Depreciation and amortization increased to $23,075,000 in 2002 from $18,946,000 in 2001, an increase of $4,129,000 or 21.8%. On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which resulted in a substantial reduction of intangible amortization expense for the three months ended June 30, 2002 since the Company's broadcast licenses and goodwill are no longer being amortized by the Company. The Company had amortization of intangible assets of $7,822,000 and $9,906,000 for the three months ended June 30, 2002 and 2001, respectively, a decrease of $2,084,000. During the three months ended June 30, 2002, the Company incurred amortization expense of $7,500,000 related primarily to a preliminary valuation of artist contracts resulting from the Fonovisa acquisition on April 16, 2002. Had SFAS No. 142 been in effect in 2001, amortization of intangible assets would have been $293,000 in 2001. The Company's depreciation expense increased to $15,253,000 in 2002 from $9,040,000 in 2001, an increase of $6,213,000 primarily due to increased capital expenditures. Depreciation and amortization for the television segment decreased by $3,185,000 to $14,287,000 in 2002 from $17,472,000 in 2001 due primarily to lower goodwill and other intangible amortization resulting from the adoption of SFAS No. 142, which was offset in part by increased depreciation related to higher capital expenditures. Depreciation and amortization for the Internet segment decreased by $308,000 to $1,165,000 in 2002 from $1,473,000 in 2001 due primarily to decreased depreciation related to the disposal of certain technical assets. Depreciation and amortization for the music segment increased by $7,622,000 to $7,623,000 in 2002 from $1,000 in 2001 due primarily to increased amortization of $7,500,000 related primarily to a preliminary valuation of artist contracts resulting from the Fonovisa acquisition on April 16, 2002.

        Operating Income.    As a result of the above factors, operating income decreased to $63,720,000 in 2002 from $75,083,000 in 2001, a decrease of $11,363,000 or 15.1%. The Company's television segment had operating income of $74,471,000 in 2002 and $88,218,000 in 2001, a decrease of $13,747,000, which includes an operating loss for TeleFutura of $5,832,000. The Company's Internet segment had an operating loss of $4,366,000 in 2002 and $12,281,000 in 2001, an improvement of $7,915,000. The Company's music segment had an operating loss of $6,385,000 in 2002 and $854,000 in 2001, an increase of $5,531,000. As a percentage of net revenues, operating income decreased from 31.6% in 2001 to 19.7% in 2002.

        Interest Expense, Net.    Interest expense increased to $22,185,000 in 2002 from $9,242,000 in 2001, an increase of $12,943,000 or 140.0%. The increase is due primarily to increased borrowings as a result of the acquisition of the TeleFutura stations.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $738,000 in 2002 from $6,468,000 in 2001, an improvement of $5,730,000. The improvement related primarily to the Company's investment in Entravision Communications Corporation ("Entravision").

        Gain on Change in Entravision Ownership Interest.    Gain on change in Entravision ownership interest decreased to $235,000 in 2002 from $448,000 in 2001, a decrease of $213,000. These gains were derived in accordance with Securities and Exchange Commission ("SEC") guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its subsidiaries stock issuances.

        Provision for Income Taxes.    In 2002, the Company reported an income tax provision of $17,892,000, representing $8,897,000 of current tax expense and $8,995,000 of deferred tax expense. In 2001, the Company reported an income tax provision of $30,579,000, representing $29,379,000 of current tax expense and $1,200,000 of deferred tax expense. The total effective tax rate was 44.6% in 2002 and 51.4% in 2001. The Company's effective tax rate in 2002 is lower than in 2001 primarily as a result of the adoption of SFAS No. 142, which eliminated the amortization of non-deductible goodwill and other intangibles for book purposes.

        Extraordinary Loss on Extinguishment of Debt, Net of Tax.    The Company's extraordinary loss on extinguishment of debt of $330,000 in 2001 is due to the write-off of deferred financing cost related to its terminated credit facilities.

        Cumulative Effect of Accounting Change of Unconsolidated Subsidiary.    Because the Company accounts for its investment in Entravision under the equity method of accounting, the Company recorded its share of Entravision's SFAS No. 142 impairment credit reported for the second quarter, related to Entravision's reassessment of its write-down of their goodwill and intangible assets reported in the first quarter of 2002, as a cumulative effect of a change in accounting principle credit totaling $589,000, net of a deferred tax expense of $400,000.

        Net Income.    As a result of the above factors, the Company reported net income in 2002 of $22,779,000 compared to net income of $28,573,000 in 2001, a decrease of $5,794,000.

        Corporate Charges.    Corporate charges increased to $3,686,000 in 2002 from $3,677,000 in 2001, an increase of $9,000 or .2%. As a percentage of net revenues, corporate charges decreased from 1.5% in 2001 to 1.1% in 2002.

        EBITDA.    EBITDA decreased to $86,795,000 in 2002 from $94,029,000 in 2001, a decrease of $7,234,000 or 7.7%. As a percentage of net revenues, EBITDA decreased from 39.6% in 2001 to 26.9% in 2002.

Liquidity and Capital Resources

        The Company's primary source of cash flow is its television operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings.

        Capital expenditures totaled $50,839,000 for the six months ended June 30, 2002. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital improvements, the Company is still in the process of replacing and upgrading several towers, transmitters and antennas. In 2002, the Company plans on spending a total of approximately $125,000,000 that will consist of $54,000,000 for towers, transmitters, antennas and digital technology, $15,000,000 for the completion of the build-out of TeleFutura Network and station facilities, $4,000,000 for Univision Network facilities expansion, $17,000,000 for the completion of the construction of the Los Angeles and Phoenix stations and approximately $35,000,000 for normal capital improvements and management information systems. The Company expects to fund its capital expenditure requirements primarily from its operating cash flow and, if necessary, from proceeds available under its bank facility.

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

        The Company also has a $1.22 billion credit agreement with a syndicate of commercial lenders. The credit agreement consists of a $500,000,000 revolving credit facility and a $720,000,000 term loan. Each of the credit facilities will mature on July 18, 2006. At June 30, 2002, the Company had borrowings of $720,000,000 outstanding under its term loan and $102,000,000 outstanding under its revolving credit facility.

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

        Loans made under the revolving credit facility and term loan bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's term loans ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin on its term loans was 1.25% for the three months ended June 30, 2002. Interest is generally payable quarterly.

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

        The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its LIBOR loans at June 30, 2002, a change of 10% in interest rates would have an impact of approximately $2,600,000 on pre-tax earnings and pre-tax cash flows over a one-year period.

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

        On April 16, 2002, the Company announced that the Univision Music Group had completed its acquisition of Fonovisa Music Group ("Fonovisa"), creating the leading Latin music company in the U.S. and Puerto Rico. Univision Music Group is also one of the leading Latin music companies in Mexico through its joint venture with Disa Records. As part of the transaction, Univision Music Group also acquired Fonomusic and America Musical Publishing companies, which it will integrate into the newly formed Univision Music Publishing division. The Company acquired Fonovisa for 6 million shares of Class A Common Stock and warrants to purchase an additional 100,000 shares of Class A Common Stock at an exercise price of $38.261 per share. The purchase price of the Fonovisa acquisition based on the fair value of the Class A Common Stock and warrants is approximately $235,000,000.

        On June 12, 2002 the Company and Hispanic Broadcasting Corporation ("HBC"), the nation's leading Spanish-language radio television company, entered into a definitive merger agreement under which the Company will acquire Hispanic Broadcasting in an all-stock transaction. Under the agreement, each share of HBC common stock will be exchanged for a fixed 0.85 shares of Univision Class A common stock. The Company's shareholders will have approximately 73.5% and HBC's shareholders 26.5% of the combined company's fully-diluted economic ownership. The proposed merger is intended to qualify as a tax-free reorganization pursuant to Section 368(a) of the Internal Revenue Code. In addition to stockholder approval, the closing of the proposed merger is subject to clearance or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval of the Federal Communications Commission, and the satisfaction of other customary closing conditions. If the merger agreement is terminated, either Univision or Hispanic Broadcasting, in specified circumstances, may be required to pay a termination fee of $100 million to the other.

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

        On August 9, 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 is due over the term of the agreement as follows:

June 3, 2002	$37,000,000
August 15, 2002	20,500,000
March 15, 2003	10,500,000
March 5, 2004	8,000,000
March 5, 2005	8,000,000
30 days before start of 2006 World Cup	33,000,000
45 days after last day of 2006 World Cup	33,000,000

$150,000,000

        In June 2002, the Company issued a letter of credit for $20,500,000 for the payment due on August 15, 2002. As each payment is made, the next scheduled payment under the contract will be supported by a letter of credit. The rights fees are being amortized over the 2002/2006 World Cups and other interim FIFA events based on the flow of income method. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The costs for the 2002 World Cup games, including program right and production costs, were approximately $55,000,000. The future funds for payments related to this agreement are expected to come from income from operations and/or borrowings from the Company's bank facilities.

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

Forward-Looking Statements

        All statements, other than statements of historical fact, contained within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as "may," "intend," "will," "expect," "believe" or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

Part II

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on May 22, 2002, at which, stockholders elected Directors and two Alternate Directors and adopted a Restated Certificate of Incorporation for the Company. The number of shares of the Company's Class A, Class P, Class T and Class V Stock present at the meeting, by proxy or in person, collectively represented 96% of the voting interest of all shares of the aforementioned classes of stock outstanding and eligible to vote at the Annual Meeting.

        The holders of the Class A and Class P elected all six Class A/P Directors as follows:

Nominees	Votes For	Votes Withheld
A. Jerrold Perenchio	492,494,443	14,442,633
Harold Gaba	505,035,667	1,901,409
Alan F. Horn	505,035,049	1,902,027
John G. Perenchio	503,794,198	3,142,878
Ray Rodriguez	492,527,115	14,409,961
Juan Villalonga	505,172,839	1,764,237

        The holders of the Class V Common Stock elected Alejandro Rivera as the Class V Director and Victor M. Ferreres as the Class V Alternate Director. All 17,837,164 shares of Class V Common Stock present at the meeting were voted in favor of their election.

        The holders of the Class T Common Stock elected Emilio Azcárraga Jean as the Class T Director and Alfonso De Angoitia as the Class T Alternate Director. All 13,593,034 shares of Class T Common Stock present at the meeting were voted in favor of their election.

        The votes cast by the holders of the Class A, Class P, Class T and Class V for the Restated Certificate of Incorporation of the Company were as follows: 521,449,107 for, 77,314 withheld and 16,840,853 abstained.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

99.1	Written Statement pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
99.2	Written Statement pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
  (b)
  Reports on Form 8-K

        On June 12, 2002, the Company filed a Form 8-K, Item 5 (Other Events), noting that on June 12, 2002, Hispanic Broadcasting Corporation ("HBC") and the Company announced that they had entered into a definitive merger agreement pursuant to which the Company will acquire HBC. A copy of the press release describing the merger and its related transactions was filed as an exhibit to Form 8-K.

        On June 14, 2002, the Company filed a Form 8-K, Item 4 (Changes in Registrant's Certifying Accountant), noting that on June 13, 2002, the Company dismissed Arthur Andersen LLP as the Company's independent public accountants and engaged Ernst & Young LLP to serve as the Company's independent accountants for the fiscal year 2002.

        On June 25, 2002, the Company filed Form 8-K/A to amend and restate in its entirety the Company's current report on Form 8-K, filed June 14, 2002, in order to correct one of the dates set forth in the original filing.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC. (Registrant)
August 12, 2002	By	/s/ GEORGE W. BLANK George W. Blank Executive Vice President and Chief Financial Officer

QuickLinks

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES INDEX
Part I
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Financial Introduction
Part I, Item 1
Part I, Item 2
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Form 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations
Part I
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II
Item 4. Submission of Matters to a Vote of Security Holders
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES SIGNATURE