Form 10-Q
period 2002-09-30
UNIVISION COMMUNICATIONS INC
filed 2002-11-14
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State of Incorporation)	No. 95-4398884 (I.R.S. Employer Identification)

Univision Communications Inc.
1999 Avenue of the Stars, Suite 3050
Los Angeles, California 90067
Tel: (310) 556-7676
(address and telephone number of principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes ☒    No ☐

        There were 160,215,687 shares of Class A Common Stock, 37,462,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of October 18, 2002.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
INDEX

Page
Part I—Financial Information:
Financial Introduction	3
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2002 (Unaudited) and December 31, 2001	4
Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2002 and 2001	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2002 and 2001	6
Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
Part II—Other Information:
Item 6. Exhibits and Reports on Form 8-K	28

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

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$33,659	$380,829
Accounts receivable, net	239,559	162,592
Program rights	30,489	22,653
Prepaid expenses and other assets	54,467	30,019

Total current assets	358,174	596,093
Property and equipment, net	469,978	445,483
Intangible assets, net	1,717,515	1,489,073
Goodwill, net	197,984	43,022
Deferred financing costs, net	18,219	20,935
Program rights	30,967	18,862
Investment in unconsolidated subsidiaries	494,498	535,777
Other assets	19,054	14,299

Total assets	$3,306,389	$3,163,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$160,109	$120,021
Accrued interest	10,271	18,348
Accrued license fee	13,187	10,562
Deferred advertising revenues	4,250	4,250
Program rights obligations	17,764	4,135
Taxes payable	2,026	20,334
Current portion of long-term debt and capital lease obligations	100,489	92,030

Total current liabilities	308,096	269,680
Long-term debt	1,282,752	985,509
Note payable due USA Broadcasting	—	592,175
Capital lease obligations	80,318	84,334
Deferred advertising revenues	10,773	13,960
Program rights obligations	18,308	10,919
Deferred tax liabilities	56,555	5,657
Other long-term liabilities	28,398	18,530

Total liabilities	1,785,200	1,980,764
Redeemable convertible preferred stock, $.01 par value, with a conversion rate of 28.252 to Class A Common Stock (375,000 shares issued and outstanding at December 31, 2001)	—	369,500

Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; 0 issued and outstanding)	—	—
Common stock, $.01 par value (492,000,000 shares authorized; 229,108,275 and 210,479,125 shares issued including shares in treasury, at September 30, 2002 and December 31, 2001, respectively)	2,291	2,105
Paid-in-capital	1,219,430	561,860
Retained earnings	321,580	271,508
Currency translation adjustment	81	—

	1,543,382	835,473
Less common stock held in treasury (1,017,180 shares at cost at September 30, 2002 and December 31, 2001)	(22,193)	(22,193)

Total stockholders' equity	1,521,189	813,280

Total liabilities and stockholders' equity	$3,306,389	$3,163,544

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30,
(In thousands, except share and per-share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues	$269,834	$221,694	$807,079	$654,083
Direct operating expenses (excluding depreciation expense)	109,484	88,721	359,797	264,049
Selling, general and administrative expenses (excluding depreciation expense)	74,367	51,391	219,684	166,645
Depreciation and amortization	21,656	21,603	58,903	58,521

Operating income	64,327	59,979	168,695	164,868
Interest expense, net	22,409	16,480	66,043	35,665
Amortization of deferred financing costs	951	799	2,883	1,476
Equity loss in unconsolidated subsidiaries and other	4,763	23,808	12,164	41,135
Loss (gain) on change in Entravision ownership interest	146	(931)	(1,837)	(4,491)

Income before taxes and extraordinary loss	36,058	19,823	89,442	91,083
Provision for income taxes	15,750	10,933	39,345	47,283

Income before extraordinary loss	20,308	8,890	50,097	43,800
Extraordinary loss on extinguishment of debt, net of tax	—	(1,976)	—	(2,306)

Net income	20,308	6,914	50,097	41,494
Preferred stock dividends/accretion	—	—	(25)	(70)

Net income available to common stockholders	20,308	6,914	50,072	41,424
Other comprehensive income:
Currency translation adjustment income	55	—	81	—

Comprehensive income available to common stockholders	$20,363	$6,914	$50,153	$41,424

Basic Earnings Per Share
Income per share available to common stockholders before extraordinary loss	$0.09	$0.04	$0.22	$0.21
Extraordinary loss on extinguishment of debt, net of tax	—	(0.01)	—	(0.01)

Net income per share available to common stockholders	$0.09	$0.03	$0.22	$0.20

Weighted average common shares outstanding	228,091,095	208,872,216	223,078,294	207,747,525

Diluted Earnings Per Share
Income per share available to common stockholders before extraordinary loss	$0.08	$0.04	$0.20	$0.18
Extraordinary loss on extinguishment of debt, net of tax	—	(0.01)	—	(0.01)

Net income per share available to common stockholders	$0.08	$0.03	$0.20	$0.17

Weighted average common shares outstanding	257,346,284	239,642,080	255,887,004	239,558,643

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Dollars in thousands)
(Unaudited)

	2002	2001
Net income	$50,097	$41,494
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	44,537	28,198
Loss on sale of fixed assets	234	11
Senior Note bond discount accretion	243	62
Equity loss in unconsolidated subsidiaries	10,055	36,479
Amortization of intangible assets and deferred financing costs	17,249	31,799
Extraordinary loss on extinguishment of debt, net of tax benefit	—	2,306
Other non-cash items	(3,187)	(1,391)
Changes in assets and liabilities:
Accounts receivable	(52,217)	(19,774)
Deferred income taxes	24,283	9,822
License fees payable	94,155	93,500
Payment of license fees	(91,530)	(96,079)
Program rights	(19,941)	354
Prepaid expenses and other assets	(16,585)	225
Accounts payable and accrued liabilities	4,200	(12,576)
Taxes payable	(22,991)	(4,523)
Income tax benefit from options exercised	23,480	25,905
Accrued interest	50	15,073
Obligations for program rights	21,018	(5,786)
Other, net	(5,433)	128

Net cash provided by operating activities	77,717	145,227

Cash flow from investing activities:
Station acquisitions	(678,850)	(501,715)
Fonovisa acquisition	(1,989)	—
Capital expenditures	(69,744)	(85,372)
Investment in unconsolidated subsidiaries	2,850	(193,007)
Proceeds from sale of fixed assets	167	4
Other	(176)	—

Net cash used in investing activities	(747,742)	(780,090)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	542,000	1,687,720
Repayment of long-term debt	(248,684)	(1,079,173)
Exercise of options	29,706	24,525
Preferred stock dividends paid	—	(130)
Increase in deferred financing costs	(167)	(20,512)

Net cash provided by financing activities	322,855	612,430

Net decrease in cash	(347,170)	(22,433)
Cash beginning of period	380,829	54,528

Cash end of period	$33,659	$32,095

Supplemental disclosure of cash flow information:
Interest paid	$62,928	$21,874

Income taxes paid	$15,315	$16,372

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2002

(Unaudited)

1.    Organization of the Company

        The operations of Univision Communications Inc. and its wholly owned subsidiaries (the "Company," "we," "us" and "our"), the leading Spanish-language media company in the United States, include Univision Network, the most-watched Spanish-language television network in the United States; Univision Television Group ("UTG"), which owns and operates 16 full-power and 7 low-power television stations ("UTG O&Os"), including full-power stations in 11 of the top 15 U.S. Hispanic markets; TeleFutura, which consists of the TeleFutura Network, a 24-hour Spanish-language television network designed to counter-program traditional Spanish-language lineups and draw additional viewers to Spanish language television and TeleFutura Television Group ("TTG"), which owns and operates 14 full-power and 16 low-power television stations ("TTG O&Os"), including full-power stations in 8 of the top 10 U.S. Hispanic markets; Galavisión, the country's leading Spanish-language cable network; Univision Music Group, which includes the Univision Music label, Fonovisa record labels and a 50% interest in Disa Records ("Disa"), one of the leading music publishing and recording companies in Mexico, and Univision Online, Inc. ("Univision Online"), which operates the Company's Internet portal, Univision.com. Univision Network's signal covers 97 percent of all U.S. Hispanic households through UTG O&Os, Univision Network's affiliates (17 full-power and 25 low-power stations) and cable affiliates. TeleFutura Network's signal covers approximately 73% of all U.S. Hispanic households through TTG O&Os, TeleFutura Network's affiliates (2 full-power and 18 low-power stations) and cable affiliates.

        UTG's 15 full-power, Spanish-language television stations are located in Los Angeles, New York, Miami, Houston, Chicago, Dallas, San Francisco, San Antonio, Phoenix, Fresno, Sacramento, Cleveland, Atlanta, Philadelphia and Killeen, and the Company's one English-language, full-power television station is located in Bakersfield. UTG also owns and operates 7 low-power, Spanish-language television stations serving Amarillo, Austin, Bakersfield, Fort Worth, Phoenix, Santa Rosa and Tucson. UTG's Spanish-language television stations are affiliated with Univision Network, and the English-language station is affiliated with UPN (United Paramount Network).

        TTG's 14 full-power, Spanish-language television stations are located in Los Angeles, New York (2 stations), Miami, Houston, Chicago, Dallas, San Francisco, Phoenix, Washington, Tampa, Orlando, Boston, and Tucson. TTG also owns and operates 16 low-power, Spanish-language television stations serving Bakersfield (2 stations), Fresno, Lompoc, Paso Robles, Philadelphia, Phoenix, Sacramento (2 stations), San Antonio (3 stations), San Luis Obispo, Santa Barbara, Santa Maria and Tucson.

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

        On April 16, 2002, in an effort to expand its music recording and publishing business, the Company acquired the stock of Fonovisa Inc., Fonovisa S.A. de C.V., America Musical S.A. de C.V. and Fonovisa de Centroamérica S.A. (collectively, "Fonovisa"). Fonovisa is considered to be one of the top record and publishing labels featuring Spanish-language music. The consideration consisted of 6,000,000 shares of Class A Common Stock and warrants to purchase an additional 100,000 shares of Class A Common Stock at an exercise price of $38.261 per share. The purchase agreement includes a working capital adjustment, which is currently being negotiated. The Company expects this to be resolved in early 2003. The results of operations of Fonovisa have been included in the accompanying condensed consolidated statement of income since April 16, 2002. The Company has made a preliminary allocation of the purchase price and expects that an appraisal of Fonovisa will be completed by the end of 2002.

Purchase price	$234,631,000
Net assets acquired	(23,768,000)
Liabilities assumed	4,537,092
Acquisition costs	1,845,908
Deferred tax liability on identified intangibles	42,218,000

Intangible assets and goodwill	$259,464,000
Identified intangibles, primarily artist contracts	(104,502,000)

Goodwill	$154,962,000

        Through the acquisition of Fonovisa the Company acquired the following entities:

    Fonovisa S.A. de C.V.—a Mexican recording corporation
    Fonovisa de Centroamerica S.A.—a Costa Rican music distribution corporation
    Fonovisa Inc.—a California recording and publishing corporation
    America Musical S.A. de C.V.—a Mexican publishing corporation

        In addition, Fonovisa Inc. has two direct subsidiaries, Fonovisa Argentina S.R.L. and Fonomusic Inc., and one indirect subsidiary Fonohits Music Publishing Inc.

3.    New Accounting Pronouncements

        SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company has assessed the impact of this new standard and determined that the adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." The Company accounted for long-lived assets under the provisions of SFAS No. 121,

"Accounting for the Impairment of Long-Lived Assets to be Disposed of," until it adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

        SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"("SFAS 145") was issued in April 2002. SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 amends FASB Statement No. 13, "Accounting for Leases" and other existing authoritative pronouncements to make various technical corrections and clarify meanings, or describes their applicability under changed conditions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 will require that the Company's extraordinary loss recognized on the extinguishments of debt in 1999 and 2001 be reclassified to income or loss from continuing operations in its financial statement presentation beginning in 2003.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), was issued on July 30, 2002 and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Standard is not expected to have a material effect on the Company's financial statements.

4.    Changes in Common Stock and Redeemable Convertible Preferred Stock

        During the three months ended September 30, 2002, no options were exercised. During April 2002, the Company issued 6 million shares of Class A Common Stock for the acquisition of Fonovisa that resulted in an increase to Common Stock of $60,000 and to Paid-in-capital of $235,040,000. During the nine months ended September 30, 2002, options were exercised for 2,034,650 shares of Class A Common Stock, resulting in an increase to Common Stock of $20,347 and an increase to Paid-in-capital of $53,166,000, which included a tax benefit associated with the transactions of $23,480,000. In February 2002, 375,000 redeemable convertible preferred stock shares held by Grupo Televisa, S.A. and its affiliates ("Televisa"), which were issued in December 2001, were converted into a total of 10,594,500 shares of Class A Common Stock, resulting in an increase to Common Stock of approximately $106,000 and to Paid-in-capital of $374,894,000. In connection with the issuance of the redeemable convertible preferred stock, the Company incurred issuance costs of $5,555,000 primarily related to professional fees, which decreased Paid-in-capital. The Company recorded preferred stock dividend accretion of approximately $25,000 related to the $5,555,000 issuance costs, which increased Paid-in-capital.

5.    Earnings Per Share

        The following is the reconciliation of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards ("SFAS") No. 128 ("Earnings Per Share"):

        (Dollars in thousands, except for share and per-share data):

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income before extraordinary loss	$20,308			$8,890
Basic Earnings Per Share
Income per share available to common stockholders before extraordinary loss	20,308	228,091,095	$0.09	8,890	208,872,216	$0.04

Effect of Dilutive Securities
Warrants	—	27,404,001		—	27,413,309
Options	—	1,851,188		—	3,356,555

Diluted Earnings Per Share
Income per share available to common stockholders before extraordinary loss	$20,308	257,346,284	$0.08	$8,890	239,642,080	$0.04

        (Dollars in thousands, except for share and per-share data):

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income before extraordinary loss	$50,097			$43,800
Less preferred stock dividends/accretion	(25)			(70)

Basic Earnings Per Share
Income per share available to common stockholders before extraordinary loss	50,072	223,078,294	$0.22	43,730	207,747,525	$0.21

Effect of Dilutive Securities
Warrants	—	27,709,022		—	27,416,596
Options	—	2,926,458		—	4,201,448
Convertible Preferred Stock	25	2,173,230		70	193,074

Diluted Earnings Per Share
Income per share available to common stockholders before extraordinary loss	$50,097	255,887,004	$0.20	$43,800	239,558,643	$0.18

6.    Business Segments

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

        (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue:
Television	$239,791	$216,834	$749,750	$646,833
Internet	2,544	1,476	8,197	3,866
Music	27,499	3,384	49,132	3,384

Consolidated	269,834	221,694	807,079	654,083

Direct expenses:
Television	91,501	81,188	323,851	242,315
Internet	3,701	5,331	11,314	19,532
Music	14,282	2,202	24,632	2,202

Consolidated	109,484	88,721	359,797	264,049

Selling, general and administrative expenses:
Television	60,285	45,733	189,034	150,231
Internet	2,619	4,146	7,947	14,068
Music	11,463	1,512	22,703	2,346

Consolidated	74,367	51,391	219,684	166,645

Depreciation and amortization:
Television	14,484	20,081	41,547	54,159
Internet	1,170	1,513	3,706	4,352
Music	6,002	9	13,650	10

Consolidated	21,656	21,603	58,903	58,521

Operating income (loss):
Television	73,521	69,831	195,318	200,128
Internet	(4,946)	(9,514)	(14,770)	(34,086)
Music	(4,248)	(338)	(11,853)	(1,174)

Consolidated	$64,327	$59,979	$168,695	$164,868

Capital expenditures:
Television	$18,489	$42,328	$68,433	$80,400
Internet	13	2,047	317	4,786
Music	403	149	994	186

Consolidated	$18,905	$44,524	$69,744	$85,372

Total assets:
Television	$2,898,079	$2,658,471	$2,898,079	$2,658,471
Internet	16,407	18,531	16,407	18,531
Music	391,903	102,589	391,903	102,589

Consolidated	$3,306,389	$2,779,591	$3,306,389	$2,779,591

7.    New Emerging Issues Task Force Requirement

      In November 2001, the Emerging Issues Task Force published Issue 01-09 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 was effective for the Company in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts primarily the Company's cable network, Galavisión, which amortized certain launch costs as selling expenses. As a result of applying the provisions of EITF 01-09, the Company's revenues and selling costs each were reduced by an equal amount of approximately $380,000 and $1,105,000 in the three and nine months ended September 30, 2002, respectively. Had this accounting change been in effect in 2001, Company's revenues and selling costs each would have been reduced by an equal amount of approximately $323,000 and $1,004,000 in the three and nine months ended September 30, 2001, respectively.

8.    Goodwill and Other Intangible Assets Amortization

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 did not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, associated with acquisitions consummated prior to June 30, 2001, ceased being amortized after December 31, 2001 and those related to acquisitions after June 30, 2001 will never be amortized. However, goodwill and other intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company has evaluated its goodwill and other intangible assets in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

        The adoption of SFAS No. 142 has resulted in a substantial reduction of intangible amortization expense for the three and nine months ended September 30, 2002 since the Company's broadcast licenses and goodwill are no longer being amortized by the Company. In the accompanying statements of income, the Company had amortization of intangible assets of $6,222,000 and $14,366,000 for the three and nine months ended September 30, 2002, respectively and $10,747,000 and $30,323,000 for the three and nine months ended September 30, 2001, respectively. Had this accounting change been in effect in 2001, amortization of intangible assets would have been $290,000 and $875,000 for the three and nine months ended September 30, 2001, respectively. During the three and nine months ended September 30, 2002, the Company incurred amortization expense of $5,900,000 and $13,400,000, respectively, related to a preliminary valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Artist contracts are contracts acquired under the Fonovisa acquisition and represent agreements between Fonovisa and music artists to produce recording masters to be used primarily for future releases of albums. These contracts are being amortized over their remaining useful life. The Company expects the appraisal of Fonovisa to be completed by the end of 2002. In order to enhance comparability, below are the unaudited effect the accounting change would have had on reported income before extraordinary loss available to common stockholders and earnings-per-share amounts had SFAS No. 142 been in effect in 2001:

        (Dollars in thousands, except for share and per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income before extraordinary loss available to common stockholders	$20,308	$8,890	$50,072	$43,730
Reduction of intangible amortization, net of tax	—	8,440	—	25,024

Comparative income before extraordinary loss available to common stockholders	$20,308	$17,330	$50,072	$68,754

Basic Earnings Per Share
Income before extraordinary loss available to common stockholders	$0.09	$0.04	$0.22	$0.21
Reduction of intangible amortization, net of tax	—	0.04	—	0.12

Comparative income before extraordinary loss available to common stockholders	$0.09	$0.08	$0.22	$0.33

Weighted average common shares outstanding	228,091,095	208,872,216	223,078,294	207,747,525

Diluted Earnings Per Share
Income before extraordinary loss available to common stockholders	$0.08	$0.04	$0.20	$0.18
Reduction of intangible amortization, net of tax	—	0.03	—	0.11

Comparative income before extraordinary loss available to common stockholders	$0.08	$0.07	$0.20	$0.29

Weighted average common shares outstanding	257,346,284	239,642,080	255,887,004	239,558,643

        Below is an analysis of the Company's intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and aggregate amortization expense for the years 2002 through 2007:

        (Dollars in thousands)

	As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized
Favorable leases	$2,591	$612	$1,979
Film contracts	245	100	145
Nielsen contracts	20,700	10,134	10,566
Fonovisa artist, copyright and non-compete contracts	79,502	13,400	66,102

Total	$103,038	$24,246	78,792

Intangible Assets Not Being Amortized
Broadcast licenses			1,197,373
Affiliation agreements			261,218
Other intangible assets			180,132

Total			1,638,723

TOTAL NET INTANGIBLE ASSETS			$1,717,515

	SEGMENTS
				TOTAL GOODWILL
	TELEVISION	INTERNET	MUSIC
Net goodwill balance as of December 31, 2001	$43,022	$—	$—	$43,022
Fonovisa goodwill acquired during the year	—	—	154,962	154,962
Impairment loss	—	—	—	—

Balance as of September 30, 2002	$43,022	$—	$154,962	$197,984

Current Year Estimated Amortization Expense
For the year ended 12/31/02	$22,100
Estimated Amortization Expenses
For the year ended 12/31/03	$23,200
For the year ended 12/31/04	$16,400
For the year ended 12/31/05	$9,800
For the year ended 12/31/06	$5,900
For the year ended 12/31/07	$3,900

9.    Reversal of Cumulative Effect of Accounting Change of Unconsolidated Subsidiary

        Univision has an approximate 31% equity interest in Entravision Communications Corporation ("Entravision"). The Company accounts for its investment in Entravision under the equity method of accounting with specific adherence to Accounting Principles Board Opinion No. 18, paragraphs 19(d) and 19(h). During the first and second quarters of 2002, Entravision reported a SFAS No. 142 transitional impairment loss as a cumulative effect of a change in accounting principle. In the third quarter, Entravision reversed its SFAS No. 142 loss based upon finalization of an independent appraisal. Since the Company accounts for its investment in Entravision under the equity method of accounting, the Company adjusted its share of Entravision's SFAS No. 142 impairment loss that it had reported as of June 30, 2002 totaling $7,887,000. Under the guidelines of SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", the Company is reporting this reversal as if it occurred on January 1, 2002 and, therefore, has no impact on the financial results of the Company for the three and nine months ended September 30, 2002.

10.    Entravision Investment

        At September 30, 2002, the Company had an approximate 31% equity interest in Entravision, which is the largest affiliate group of the Company. Since Entravision is a significant subsidiary of the Company that is not consolidated because the Company accounts for its investment in Entravision under the equity method on a one month lag, the Company is providing the following income statement information for Entravision in accordance with the Securities and Exchange Commission's Rule 10(b)1 of Regulation S-X:

        (Dollars in thousands)

	Three Months Ended June 30,
			Six Months Ended June 30,
Unaudited(1)
	2002	2001	2002	2001
Net revenues	$62,160	$56,864	$111,288	$100,818
Operating expenses (excluding depreciation expense)	45,945	40,785	87,546	78,488
Depreciation and amortization	7,870	29,193	14,486	59,780

Operating income (loss)	8,345	(13,114)	9,256	(37,450)
Interest expense	(5,975)	(5,952)	(12,630)	(12,767)
Interest income	68	388	126	1,039
Other income (expense)	(340)	1,596	(358)	1,668

Income (loss) before taxes	2,098	(17,082)	(3,606)	(47,510)
Income tax (expense) benefit	(6,104)	6,181	(5,004)	17,062

Net loss	$(4,006)	$(10,901)	$(8,610)	$(30,448)

(1)
See Note 9 (Reversal of Cumulative Effect of Accounting Change of Unconsolidated Subsidiary)

11.    Subsequent Event

        On November 7, 2002, the Company, through its wholly-owned subsidiary TeleFutura, entered into a limited liability company agreement with Roberts Brothers Broadcasting, LLC ("Roberts"), called St. Louis / Denver LLC ("LLC"). TeleFutura will contribute $26 million and its minority interests in the St. Louis and Denver stations and Roberts will contribute its majority interests in the St. Louis and Denver stations.

        TeleFutura and Roberts have each entered into Time Brokerage Agreements ("TBA") to program the Denver and St. Louis stations, respectively. The TeleFutura TBA will become effective on the earlier of February 23, 2003 or termination of the Denver station's current Affiliation Agreement with the Home Shopping Network.

        The transfer of both licenses to the LLC is subject to the Federal Communications Commission ("FCC") acceptance of the filing application and ultimate consent to such transfer by the FCC. If FCC consent is denied or has not been granted within twelve months from the date that the last application was listed as being accepted for filing with the FCC, then Roberts may require TeleFutura to purchase the Denver station through a put option agreement.

Part I, Item 2

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Form 10-Q
Management's Discussion and Analysis of Financial Condition and Results of Operations

        Univision Communications Inc., together with its wholly owned subsidiaries (the "Company," "we," "us" and "our"), operates in three business segments:

  •
  Television: The Company's principal business segment is television, which consists of the Univision, TeleFutura and Galavisión television networks, 53 owned-and-operated television stations (30 full-power and 23 low-power) and the Company's television production business.

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

        The majority of the Company's net revenues have been derived from the television segment, including the three networks, the 23 owned-and-operated stations that comprise the Univision Television Group ("UTG"), and the 30 owned-and-operated stations that comprise the TeleFutura Television Group ("TTG").

        UTG's net revenues are derived from its owned-and-operated stations (collectively, the "UTG O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. Univision Network's net revenues include gross advertising revenues generated from the sale of Univision Network advertising, net of agency commissions and station compensation to Univision Network's affiliates (17 full-power and 25 low-power stations), as well as subscriber fees.

        TTG's net revenues are derived from its owned-and-operated stations (collectively, the "TTG O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. TeleFutura Network's net revenues include gross advertising revenues generated from the sale of TeleFutura Network advertising, net of agency commissions. TeleFutura Network has 2 full-power and 18 low-power affiliates in addition to its 30 owned-and-operated stations.

        Also included in net revenues are Galavisión's gross advertising revenues, net of agency commissions, Galavisión's subscriber fee revenues, net revenues of Univision Online, net revenues from Univision Music Group, and other revenues.

        Direct operating expenses consist primarily of programming, news and general operating costs.

        "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and is therefore the sum of operating income plus depreciation and amortization. The Company has included EBITDA data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company's ability to service debt and other cash needs. EBITDA is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Since the definition of EBITDA may vary among companies and industries it should not be used as a measure of performance among companies.

Critical Accounting Policies

Program Rights for Television Broadcast

        Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operating expense as the programs are broadcast. In the case of multi-year sports contracts, program costs are charged to operating expense based on the flow-of-income method over the term of the contract.

Revenue Recognition

        Net revenues comprise gross revenues from the Company's television, Internet and music businesses, including subscriber fees and a network service fee payable to the Company by the affiliated stations, less agency commissions and compensation costs paid to certain affiliated stations. The Company's gross revenues are recognized when advertising spots are aired for its television businesses. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as "impressions" are delivered and sponsorship revenues are recognized ratably over their contract period. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Company's online properties. Internet revenues are only recognized when collection of the resulting receivable is reasonably assured. Univision Music Group revenues are recognized based on product shipments to distributors less an allowance for returns. The majority of the Company's net revenues are derived from the advertising revenues of its television businesses.

Accounting for Intangibles

        On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS') No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, associated with acquisitions consummated prior to June 30, 2001, ceased being amortized after December 31, 2001 and those related to acquisitions after June 30, 2001 will never be amortized. However, goodwill and other intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company has evaluated its goodwill and other intangible assets in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

        The adoption of SFAS No. 142 has resulted in a substantial reduction of intangible amortization expense in the three and nine months ended September 30, 2002 since the Company's broadcast licenses and goodwill are no longer being amortized by the Company. On a historic basis, the Company had amortization of intangible assets of $6,222,000 and $14,366,000 for the three and nine months ended September 30, 2002, respectively, and $10,747,000 and $30,323,000 for the three and nine months ended September 30, 2001, respectively. Had this accounting change been in effect in 2001, amortization of intangible assets would have been $290,000 and $875,000 for the three and nine months ended September 30, 2001, respectively. During the three and nine months ended September 30, 2002, the Company incurred amortization expense of $5,900,000 and $13,400,000, respectively, related to a preliminary valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002.

Nine Months Ended September 30, 2002 ("2002"), Compared to Nine Months Ended September 30, 2001 ("2001")

        Revenues.    Net revenues were $807,079,000 in 2002 compared to $654,083,000 in 2001, an increase of $152,996,000 or 23.4%. Existing operations accounted for 7.0% of this growth while 16.4% of the growth was attributable to the launch of TeleFutura in 2002 and the music business in 2001. The Company's television segment revenues were $749,750,000 in 2002 compared to $646,833,000 in 2001, an increase of $102,917,000 or 15.9%. Univision Network had an increase in revenues of $12,760,000 or 3.6% resulting primarily from the 2002 World Cup Games. UTG O&Os had an increase in revenues of $35,852,000 or 13.7% attributable primarily to the Los Angeles, Houston, Chicago, Dallas and Phoenix stations, resulting primarily from increased market share and advertiser awareness of the growing importance of the Hispanic market, as well as from new UTG stations in Atlanta, Philadelphia, Cleveland and Killeen, offset in part by a slight decrease in revenues from the Miami station. Galavisión had a decrease in revenues of $2,360,000 or 9.3% due in part to the general softness in the advertising market. TeleFutura had revenues of $61,205,000 in 2002, since its launch on January 14, 2002, while the USA Broadcasting acquired stations had revenues of $4,540,000 in 2001. The Company's Internet segment had revenues of $8,197,000 in 2002 compared to $3,866,000 in 2001, an increase of $4,331,000, primarily resulting from an increase in advertisers. The Company's music segment, which began operations in April 2001, generated revenues of $49,132,000 in 2002 compared to $3,384,000 in 2001, an increase of $45,748,000 primarily related to the acquisition of Fonovisa in April 2002.

        Expenses.    Direct operating expenses, which include corporate charges of $268,000 and $244,000 in 2002 and 2001, respectively, increased to $359,797,000 in 2002 from $264,049,000 in 2001, an increase of $95,748,000 or 36.3%. The Company's television segment direct operating expenses were $323,851,000 in 2002 compared to $242,315,000 in 2001, an increase of $81,536,000 or 33.6%. The increase is due primarily to costs for the 2002 World Cup games of approximately $55,000,000, which includes program right and production costs. The television segment also had increased programming, technical, sports and news charges related to TeleFutura of $40,497,000 and increased license fees paid under the program license agreement of $655,000, offset in part by the elimination of 2001 costs related to the Copa America soccer games of $6,341,000, a cost reduction charge of $5,319,000, USA Broadcasting acquired station costs of $3,365,000 and cancelled shows of $3,012,000. The Company's Internet segment had direct operating expenses of $11,314,000 in 2002 compared to $19,532,000 in 2001, a decrease of $8,218,000 primarily due to a reduction in hosting and content costs. The Company's music segment had direct operating expenses of $24,632,000 in 2002 compared to $2,202,000, an increase of $22,430,000 primarily related to the acquisition of Fonovisa in April 2002. As a percentage of net revenues, direct operating expenses increased from 40.4% in 2001 to 44.6% in 2002.

        Selling, general and administrative expenses, which include corporate charges of $11,130,000 and $9,017,000 in 2002 and 2001, respectively, increased to $219,684,000 in 2002 from $166,645,000 in 2001, an increase of $53,039,000 or 31.8%. The Company's television segment selling, general and administrative expenses were $189,034,000 in 2002 compared to $150,231,000 in 2001, an increase of $38,803,000 or 25.8%. The increase is primarily the result of selling, research and general and administrative costs related to TeleFutura of $31,912,000, increased severance and compensation costs of $9,175,000, increased selling costs of $2,815,000 resulting from higher sales, a charge for bad debt of $1,000,000 related to WorldCom, Inc.'s filing for bankruptcy court protection, offset in part by the elimination of 2001 costs related to a cost reduction charge of $6,573,000 and USA Broadcasting acquired station costs of $2,391,000. The Company's Internet segment had selling, general and administrative expenses of $7,947,000 in 2002 compared to $14,068,000 in 2001, a decrease of $6,121,000 primarily related to lower promotion and selling costs. The Company's music segment had selling, general and administrative expenses of $22,703,000 in 2002 compared to $2,346,000, an increase of $20,357,000 primarily related to the acquisition of Fonovisa in April 2002. As a percentage of net revenues, selling, general and administrative expenses increased from 25.5% in 2001 to 27.2% in 2002.

        Depreciation and Amortization.    Depreciation and amortization increased to $58,903,000 in 2002 from $58,521,000 in 2001, an increase of $382,000 or 0.7%. The Company's depreciation expense increased to $44,537,000 in 2002 from $28,198,000 in 2001, an increase of $16,339,000 primarily due to increased capital expenditures and station assets acquired. The Company had amortization of intangible assets of $14,366,000 and $30,323,000 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $15,957,000. On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which resulted in a substantial reduction of intangible amortization expense for the nine months ended September 30, 2002 since the Company's broadcast licenses and goodwill are no longer being amortized by the Company. Had SFAS No. 142 been in effect in 2001, amortization of intangible assets would have been $875,000 in 2001. During the nine months ended September 30, 2002, the Company incurred amortization expense of $13,400,000 related to a preliminary valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Depreciation and amortization for the television segment decreased by $12,612,000 to $41,547,000 in 2002 from $54,159,000 in 2001 due primarily to lower goodwill and other intangible amortization resulting from the adoption of SFAS No. 142, which was offset in part by increased depreciation related to higher capital expenditures. Depreciation and amortization for the Internet segment decreased by $646,000 to $3,706,000 in 2002 from $4,352,000 in 2001 due primarily to decreased depreciation related to the disposal of certain technical assets. Depreciation and amortization for the music segment increased by $13,640,000 to $13,650,000 in 2002 from $10,000 in 2001 due primarily to increased amortization of $13,400,000 related to a preliminary valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002.

        Operating Income.    As a result of the above factors, operating income increased to $168,695,000 in 2002 from $164,868,000 in 2001, an increase of $3,827,000 or 2.3%. The Company's television segment had operating income of $195,318,000 in 2002 and $200,128,000 in 2001, a decrease of $4,810,000, after giving effect to an operating loss for TeleFutura of $29,466,000 in 2002 and an operating loss for the USA Broadcasting acquired stations of $5,027,000 in 2001. TeleFutura is expected to have operating losses in 2002 and 2003. These losses are not expected to have a material impact on the financial condition of the Company. The Company's Internet segment had an operating loss of $14,770,000 in 2002 and $34,086,000 in 2001, an improvement of $19,316,000. The Company's music segment had an operating loss of $11,853,000 in 2002 and $1,174,000 in 2001, an increase of $10,679,000. The Company's Internet and Music segments are each expected to generate an operating loss for the years ending 2002 and 2003. These losses are not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, operating income decreased from 25.2% in 2001 to 20.9% in 2002.

        Interest Expense, Net.    Interest expense increased to $66,043,000 in 2002 from $35,665,000 in 2001, an increase of $30,378,000 or 85.2%. The increase is due primarily to increased borrowings as a result of the acquisition of the TeleFutura stations.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $12,164,000 in 2002 from $41,135,000 in 2001, an improvement of $28,971,000. The improvement is primarily the result of the elimination of 2001 costs of $16,804,000 related to the dissolution of the Company's investment in Ask Jeeves en Español, Inc. and an improvement of $11,946,000 related to the Company's investment in Entravision Communications Corporation ("Entravision").

        Loss (gain) on Change in Entravision Ownership Interest.    Gain on change in Entravision ownership interest decreased to $1,837,000 in 2002 from $4,491,000 in 2001, a decrease of $2,654,000. These gains were derived in accordance with Securities and Exchange Commission ("SEC") guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its subsidiaries stock issuances.

        Provision for Income Taxes.    In 2002, the Company reported an income tax provision of $39,345,000, representing $15,215,000 of current tax expense and $24,130,000 of deferred tax expense. In 2001, the Company reported an income tax provision of $47,283,000, representing $38,080,000 of current tax expense and $9,203,000 of deferred tax expense. The total effective tax rate was 44.0% in 2002 and 51.9% in 2001. The Company's effective tax rate in 2002 is lower than in 2001 primarily as a result of the adoption of SFAS No. 142, which eliminated the amortization of non-deductible goodwill and other intangibles for book purposes. The increase in deferred tax expense in 2002 relative to 2001 is attributable to a significant increase in favorable temporary differences primarily due to new "bonus depreciation" rules and the full year impact of the tax amortization of the intangibles from the asset acquisition of the USA Broadcasting stations.

        Extraordinary Loss on Extinguishment of Debt, Net of Tax.    The Company's extraordinary loss on extinguishment of debt of $2,306,000 in 2001 is due to the write-off of deferred financing cost related to its terminated credit facilities.

        Net Income.    As a result of the above factors, the Company reported net income in 2002 of $50,097,000 compared to net income of $41,494,000 in 2001, a increase of $8,603,000. The 2001 net income includes a cost reduction charge of $7,075,000 and an extraordinary loss on extinguishments of debt of $2,306,000, all net of tax.

        Corporate Charges.    Corporate charges increased to $11,398,000 in 2002 from $9,261,000 in 2001, an increase of $2,137,000. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges were 1.4% in 2001 and in 2002.

        EBITDA.    EBITDA increased to $227,598,000 in 2002 from $223,389,000 in 2001, an increase of $4,209,000 or 1.9%. As a percentage of net revenues, EBITDA decreased from 34.2% in 2001 to 28.2% in 2002. The 2001 EBITDA includes a cost reduction charge of $11,892,000.

Three Months Ended September 30, 2002 ("2002"), Compared to Three Months Ended September 30, 2001 ("2001")

        Revenues.    Net revenues were $269,834,000 in 2002 compared to $221,694,000 in 2001, an increase of $48,140,000 or 21.7%. Existing operations accounted for 2.0% of this growth while 19.7% of the growth was attributable to the launch of TeleFutura in 2002 and the music business in 2001. The Company's television segment revenues were $239,791,000 in 2002 compared to $216,834,000 in 2001, an increase of $22,957,000 or 10.6%. Univision Network had a decrease in revenues of $4,820,000 or 4.2% due in part to the general softness in the advertising market. UTG O&Os had an increase in revenues of $12,545,000 or 14.0% attributable primarily to the Houston, Los Angeles, Fresno, Phoenix and Dallas stations, resulting primarily from increased market share and advertiser awareness of the growing importance of the Hispanic market, as well as from new UTG stations in Atlanta, Philadelphia, Cleveland and Killeen. Galavisión had a decrease in revenues of $494,000 or 5.9% due in part to the general softness in the advertising market. TeleFutura had revenues of $19,576,000 in 2002, while the USA Broadcasting acquired stations had revenues of $3,850,000 in 2001. The Company's Internet segment had revenues of $2,544,000 in 2002 compared to $1,476,000 in 2001, an increase of $1,068,000, primarily resulting from an increase in advertisers. The Company's music segment, which began operations in April 2001, generated revenues of $27,499,000 in 2002 compared to $3,384,000, an increase of $24,115,000 primarily related to the acquisition of Fonovisa in April 2002.

        Expenses.    Direct operating expenses, which include corporate charges of $34,000 and $79,000 in 2002 and 2001, respectively, increased to $109,484,000 in 2002 from $88,721,000 in 2001, an increase of $20,763,000 or 23.4%. The Company's television segment direct operating expenses were $91,501,000 in 2002 compared to $81,188,000 in 2001, an increase of $10,313,000 or 12.7%. The television segment had increased programming, technical, sports and news charges related to TeleFutura of $14,354,000 and increased license fees paid under the program license agreement of $3,022,000, offset in part by elimination of 2001 costs related to the Copa America soccer games of $6,341,000 and USA Broadcasting acquired stations of $2,750,000. The Company's Internet segment had direct operating expenses of $3,701,000 in 2002 compared to $5,331,000 in 2001, a decrease of $1,630,000 primarily due to a reduction in hosting and content costs. The Company's music segment had direct operating expenses of $14,282,000 in 2002 compared to $2,202,000 in 2001, an increase of $12,080,000 primarily related to the acquisition of Fonovisa in April 2002. As a percentage of net revenues, direct operating expenses increased from 40.0% in 2001 to 40.6% in 2002.

        Selling, general and administrative expenses, which include corporate charges of $3,862,000 and $2,529,000 in 2002 and 2001, respectively, increased to $74,367,000 in 2002 from $51,391,000 in 2001, an increase of $22,976,000 or 44.7%. The Company's television segment selling, general and administrative expenses were $60,285,000 in 2002 compared to $45,733,000 in 2001, an increase of $14,552,000 or 31.8%. The increase is primarily the result of selling, research and general and administrative costs related to TeleFutura of $9,569,000 and an increase in compensation costs of $4,685,000, offset in part by elimination of 2001 costs related to USA Broadcasting acquired stations of $2,008,000. The Company's Internet segment had selling, general and administrative expenses of $2,619,000 in 2002 compared to $4,146,000 in 2001, a decrease of $1,527,000 primarily related to lower promotion and selling costs. The Company's music segment had selling, general and administrative expenses of $11,463,000 in 2002 compared to $1,512,000 in 2001, an increase of $9,951,000 primarily related to the acquisition of Fonovisa in April 2002. As a percentage of net revenues, selling, general and administrative expenses increased from 23.2% in 2001 to 27.6% in 2002.

        Depreciation and Amortization.    Depreciation and amortization increased to $21,656,000 in 2002 from $21,603,000 in 2001, an increase of $53,000 or 0.2%. The Company's depreciation expense increased to $15,434,000 in 2002 from $10,856,000 in 2001, an increase of $4,578,000 primarily due to increased capital expenditures and station assets acquired. The Company had amortization of intangible assets of $6,222,000 and $10,747,000 for the three months ended September 30, 2002 and 2001, respectively, a decrease of $4,525,000. On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which resulted in a substantial reduction of intangible amortization expense for the three months ended September 30, 2002 since the Company's broadcast licenses and goodwill are no longer being amortized by the Company. Had SFAS No. 142 been in effect in 2001, amortization of intangible assets would have been $290,000 in 2001. During the three months ended September 30, 2002, the Company incurred amortization expense of $5,900,000 related to a preliminary valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Depreciation and amortization for the television segment decreased by $5,597,000 to $14,484,000 in 2002 from $20,081,000 in 2001 due primarily to lower goodwill and other intangible amortization resulting from the adoption of SFAS No. 142, which was offset in part by increased depreciation related to higher capital expenditures. Depreciation and amortization for the Internet segment decreased by $343,000 to $1,170,000 in 2002 from $1,513,000 in 2001 due primarily to decreased depreciation related to the disposal of certain technical assets. Depreciation and amortization for the music segment increased by $5,993,000 to $6,002,000 in 2002 from $9,000 in 2001 due to increased amortization of $5,900,000 related to a preliminary valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002.

        Operating Income.    As a result of the above factors, operating income increased to $64,327,000 in 2002 from $59,979,000 in 2001, an increase of $4,348,000 or 7.2%. The Company's television segment had operating income of $73,521,000 in 2002 and $69,831,000 in 2001, an increase of $3,690,000, after giving effect to an operating loss for TeleFutura of $8,406,000 in 2002 and an operating loss for the USA Broadcasting acquired stations of $4,081,000 in 2001. The Company's Internet segment had an operating loss of $4,946,000 in 2002 and $9,514,000 in 2001, an improvement of $4,568,000. The Company's music segment had an operating loss of $4,248,000 in 2002 and $338,000 in 2001, an increase of $3,910,000. As a percentage of net revenues, operating income decreased from 27.1% in 2001 to 23.8% in 2002.

        Interest Expense, Net.    Interest expense increased to $22,409,000 in 2002 from $16,480,000 in 2001, an increase of $5,929,000 or 36.0%. The increase is due primarily to increased borrowings as a result of the acquisition of the TeleFutura stations.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $4,763,000 in 2002 from $23,808,000 in 2001, an improvement of $19,045,000. The improvement is primarily the result of the elimination of 2001 costs of $16,804,000 related to the dissolution of the Company's investment in Ask Jeeves en Español, Inc.

        Loss (gain) on Change in Entravision Ownership Interest.    Loss (gain) on change in Entravision ownership interest decreased to a loss of $146,000 in 2002 from a gain of $931,000 in 2001, a decrease of $1,077,000. These gains and losses were derived in accordance with Securities and Exchange Commission ("SEC") guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its subsidiaries stock issuances.

        Provision for Income Taxes.    In 2002, the Company reported an income tax provision of $15,750,000, representing $3,418,000 of current tax expense and $12,332,000 of deferred tax expense. In 2001, the Company reported an income tax provision of $10,933,000, representing $3,230,000 of current tax expense and $7,703,000 of deferred tax expense. The total effective tax rate was 43.7% in 2002 and 55.2% in 2001. The Company's effective tax rate in 2002 is lower than in 2001 primarily as a result of the adoption of SFAS No. 142, which eliminated the amortization of non-deductible goodwill and other intangibles for book purposes. The increase in deferred tax expense in 2002 relative to 2001 is attributable to a significant increase in favorable temporary differences primarily due to new "bonus depreciation" rules and the full year impact of the tax amortization of the intangibles from the asset acquisition of the USA Broadcasting stations.

        Extraordinary Loss on Extinguishment of Debt, Net of Tax.    The Company's extraordinary loss on extinguishment of debt of $1,976,000 in 2001 is due to the write-off of deferred financing cost related to its terminated credit facilities.

        Net Income.    As a result of the above factors, the Company reported net income in 2002 of $20,308,000 compared to net income of $6,914,000 in 2001, an increase of $13,394,000.

        Corporate Charges.    Corporate charges increased to $3,896,000 in 2002 from $2,608,000 in 2001, an increase of $1,288,000. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges increased from 1.2% in 2001 to 1.4% in 2002.

        EBITDA.    EBITDA increased to $85,983,000 in 2002 from $81,582,000 in 2001, an increase of $4,401,000 or 5.4%. As a percentage of net revenues, EBITDA decreased from 36.8% in 2001 to 31.9% in 2002.

Liquidity and Capital Resources

        The Company's primary source of cash flow is its television operations. Funds for debt service, capital expenditures and operations historically have been provided by funds from operations and by borrowings.

        Capital expenditures totaled $69,744,000 for the nine months ended September 30, 2002. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital improvements, the Company is still in the process of replacing and upgrading several towers, transmitters and antennas. In 2002, the Company plans on spending a total of approximately $115,000,000 that will consist of $50,000,000 for towers, transmitters, antennas and digital technology, $16,000,000 for the completion of the build-out of TeleFutura Network and station facilities, $4,000,000 for Univision Network facilities expansion, $18,000,000 for the completion of the construction of the Los Angeles and Phoenix stations and approximately $27,000,000 for normal capital improvements and management information systems. The Company expects to fund its capital expenditures for the remainder of 2002 of approximately $45,000,000 primarily with operating cash flow and, if necessary, from proceeds available under its bank facility.

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

        The Company also has a $1.22 billion credit agreement with a syndicate of commercial lenders. The credit agreement consists of a $500,000,000 revolving credit facility and a $720,000,000 term loan. Each of the credit facilities will mature on July 18, 2006. At September 30, 2002, the Company had borrowings of $720,000,000 outstanding under its term loan and $67,000,000 outstanding under its revolving credit facility.

        The Company's unsecured Junior Subordinated notes are due December 17, 2002 for approximately $97,500,000. The Company expects to provide for the payment of these notes with funds from operations and, if necessary, with borrowings under its revolving credit facility.

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

        Loans made under the revolving credit facility and term loan bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's term loans ranges from 0.75% to

1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin on its term loans was 1.25% for the three months ended September 30, 2002. During the nine months ended September 30, 2002, the interest rates applicable to the Company's bank credit facilities ranged from approximately 2.99% to 3.479% for LIBOR rate loans and 5% for prime rate loans. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly.

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

        The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its LIBOR loans at September 30, 2002, a change of 10% in interest rates would have an impact of approximately $2,600,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has foreign exchange exposure in Mexico in connection with its Internet and music segments which is immaterial to the Company.

        Effective February 1, 2002, the Company entered into a time brokerage agreement with Raycom Media, Inc. ("Raycom") to manage its two stations in Puerto Rico. Under the agreement, the Company will program WLII-TV 11 in San Juan and WSUR-TV 9 in Ponce, collectively branded as "Teleonce," on behalf of Raycom. The new programming under the agreement will also be telecast through WORA-TV 5 in Mayaguez, the long-term western affiliate to Teleonce. The management fee to the Company will be $500,000 per year. In addition, the Company entered into an option agreement that expires on December 31, 2004 to acquire these stations for $190,000,000. The purchase price will be reduced if certain earnings targets are met during the period prior to the expiration of the option agreement.

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

        The Company expects the acquisition of Hispanic Broadcasting to be accretive to its earnings per share. The proposed merger may give rise to several uncertainties. First, Univision must successfully integrate with Hispanic Broadcasting in order to achieve the intended benefits of the merger, some of which include lower promotion costs, the opportunity for cross-promotion, and faster revenue growth. Integrating the two businesses will be difficult and may require substantial changes to the way either company currently does business. Furthermore, integration may distract management or employees from the operation of the businesses or may require the combined company to allocate resources that otherwise would be allocated to developing the business or other matters. In addition, antitrust authorities could take a variety of actions under applicable laws, including seeking to prevent the merger or seeking the divestiture of substantial assets of Univision or Hispanic Broadcasting. These suits could be costly and Univision may not prevail in them. Alternatively, Univision may agree to conditions imposed by antitrust authorities in order to obtain their approval, and these conditions could harm the combined company's operations. If the merger does not take place, the Company expects to expense approximately $11,000,000 for acquisition costs.

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

        On August 9, 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 are due over the term of the agreement as follows:

June 3, 2002	$37,000,000
August 15, 2002	20,500,000
March 15, 2003	10,500,000
March 5, 2004	8,000,000
March 5, 2005	8,000,000
30 days before start of 2006 World Cup	33,000,000
45 days after last day of 2006 World Cup	33,000,000

$150,000,000

        The Company has made its June 3 and August 15, 2002 payments under the agreement. As each payment is made, the next scheduled payment under the contract will be supported by a letter of credit. The rights fees are being amortized over the 2002/2006 World Cups and other interim FIFA events based on the flow of income method. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The future funds for payments related to this agreement are expected to come from income from operations and/or borrowings from the Company's bank facilities.

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

Forward-Looking Statements

        Certain statements contained within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as "may," "intend," "will," "expect," "believe" or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

        Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include cancellation or reductions in advertising; failure of our new businesses, the Internet portal and the Music Group, as well as our new stations and TeleFutura to produce projected revenues; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the FCC; a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; and unanticipated interruption in our broadcasting for any reason, including acts of terrorism. Actual results may differ materially due to these risks and uncertainties and those described in the Company's filings with the Securities and Exchange Commission.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is included in the "Liquidity and Capital Resources" section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this document.

Item 4. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures

    Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required the time periods. Within 90 days prior to the date of this report ("Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

  (b)
  Changes in internal controls

    There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

UNIVISION COMMUNICATIONS INC. (Registrant)
November 13, 2002	By	/s/ GEORGE W. BLANK George W. Blank Executive Vice President and Chief Financial Officer

CERTIFICATION

        I, A. Jerrold Perenchio, Chairman and Chief Executive Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Univision Communications Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ A. JERROLD PERENCHIO A. Jerrold Perenchio Chairman and Chief Executive Officer

CERTIFICATION

        I, George W. Blank, Chief Financial Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Univision Communications Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ GEORGE W. BLANK George W. Blank Chief Financial Officer

QuickLinks

FORM 10-Q
Part I
Part I, Item 1
Part I, Item 2
Part I
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II
Item 6. Exhibits and Reports on Form 8-K