Form 10-K
period 2002-12-31
UNIVISION COMMUNICATIONS INC
filed 2003-03-24
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐.

        The aggregate market value of the Class A Common Stock of the Company held by non-affiliates on June 28, 2002 (the last business day of the Company's most recently completed second fiscal quarter) was approximately $5,000,000,000. This calculation does not include the value of any of the outstanding shares of Class P, Class T or Class V Common Stock.

        There were 160,264,687 shares of Class A Common Stock, $.01 par value, outstanding as of February 13, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2003 are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

        All statements, other than statements of historical fact, contained within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "potential," "expect," "plan," "anticipate" or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

        Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in "Risk Factors" contained in this report.

PART I

ITEM 1. Business

        Univision Communications Inc., together with its wholly owned subsidiaries, is the leading Spanish-language media company in the United States with operations during 2002 in three business segments:

  •
  Television:  The Company's principal business segment is television broadcasting, which consists of the Univision, TeleFutura and Galavisión national broadcast and cable television networks, 50 owned-and-operated broadcast television stations (32 full-power and 18 low-power) and the Company's television production business. At December 31, 2002, the Television segment accounted for approximately 93% of the Company's net revenues. See "—Television Broadcasting."

  •
  Music:  The Company's music recording and music publishing business was launched in April 2001. In June 2001, the Company acquired a 50% interest in Monterey, Mexico-based Disa Records, S.A. de C.V., one of the largest independent Spanish-language record labels in the world. In April 2002, the Company acquired Televisa's record and music publishing business by acquiring the Fonovisa Music Group. The Univision Music Group currently sells more Latin music recordings in the United States than any other record company. At December 31, 2002, the Music segment accounted for approximately 6% of the Company's net revenues. See "—Music Recording and Publishing."

  •
  Internet:  Univision Online, Inc. operates the Company's Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. At December 31, 2002, the Internet segment accounted for approximately 1% of the Company's net revenues. See "—Internet."

        At December 31, 2002, the Company had an approximate 31% interest in Entravision Communications Corporation, a diversified Spanish-language media company that owns and operates the majority of the Company's non-owned full-power broadcast affiliates. Entravision operates in 20 of the nation's top 50 Hispanic markets and owns 43 of the Company's affiliated stations.

        The Company is a Delaware corporation and its principal executive offices are located at 1999 Avenue of the Stars, Suite 3050, Los Angeles, California 90067, telephone number (310) 556-7676. The Company's stock is traded on the New York Stock Exchange (UVN) and is part of the Standard & Poor's S&P 500 Index. The terms "Company," "we," "us" and "our" refer collectively to the parent company and the subsidiaries through which our various businesses are conducted, unless the context otherwise requires. Statistics throughout this report, unless otherwise stated, do not include data of Hispanic Broadcasting Corporation ("HBC") and do not give effect to the proposed acquisition by the Company of HBC.

        The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, will be available free of charge on the Company's website at www.univision.com, beginning on April 1, 2003 and, in the future, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission.

Recent Developments

        The Company expects to complete its stock-for-stock acquisition of Hispanic Broadcasting Corporation ("HBC') in the near future pursuant to a definitive merger agreement dated June 11, 2002 in which each share of HBC common stock would be exchanged for the right to receive 0.85 of a share of Univision Class A common stock. HBC is the largest Spanish-language radio broadcaster in the United States and currently owns and/or operates 63 radio stations in 15 of the top 25 Hispanic markets. In addition, HBC operates HBC Sales Integration, which is one of the largest Spanish-language radio broadcast networks in the United States in terms of audience delivery, and HBCi, which operates HBC's Internet websites and a network of Hispanic community-focused bilingual websites at www.netmio.com. As a result of the merger, we expect to issue approximately 93 million Class A common shares, which would represent approximately 29% of our outstanding shares and approximately 14% of our outstanding voting power as of March 15, 2003 assuming no exercise of options or warrants, and we expect to reserve approximately 5 million shares for issuance pursuant to HBC stock options that we would assume in the acquisition.

        As part of the merger, the Company has reached a tentative agreement with the United States Department of Justice ("DOJ") pursuant to which the Company would exchange all of its shares of capital stock of Entravision for shares of a new class of non-voting preferred stock of Entravision that would not have any consent or other voting rights other than the right to approve (a) a merger, consolidation, business combination, reorganization, dissolution, liquidation, or termination of Entravision; (b) the direct or indirect disposition by Entravision of any interest in any FCC license with respect to any Company-affiliated television station; (c) any amendment of Entravision's charter documents adversely affecting such preferred stock; and (d) any issuance of additional shares of such preferred stock. Any shares of such preferred stock that are transferred by the Company (other than to its affiliates) would automatically convert into Class A common stock of Entravision. The shares would be convertible by the Company in connection with any transfer to a non-affiliate, and the Company would work with Entravision to convert the stock into a new but substantially similar class of common stock if such new class of common stock is authorized. In addition, the Company would be required to sell enough of its Entravision stock so that the Company's ownership of Entravision does not exceed 15% at the end of 3 years and 10% at the end of 6 years. The tentative agreement with the DOJ will have no impact on the Company's existing television station affiliation agreements with Entravision. The Company is working with the DOJ to finalize the agreement.

        On April 16, 2002, in an effort to expand its music recording and publishing business, the Company acquired the stock of Fonovisa Inc., Fonovisa S.A. de C.V., America Musical S.A. de C.V. and Fonovisa de Centroamérica S.A. (collectively, "Fonovisa"). Fonovisa is considered to be one of the top record and publishing labels featuring Spanish-language music. The consideration consisted of 6,000,000 shares of Class A Common Stock and a warrant to purchase an additional 100,000 shares of Class A Common Stock at an exercise price of $38.261 per share. The purchase agreement included certain working capital adjustments. The Company is seeking approximately $30,000,000. The Company expects this to be resolved in 2003 either through negotiation between the parties or by binding arbitration.

Television Broadcasting

        The Company's principal business segment is television broadcasting, which consists of the Univision, TeleFutura and Galavisión television networks, the Univision Television Group ("UTG") owned-and-operated broadcast television stations (collectively, the "UTG O&Os"), the TeleFutura Television Group ("TTG") owned-and-operated broadcast television stations (collectively, the "TTG O&Os") and the Company's television production business.

        The Company programs its three networks so that Univision Network, TeleFutura Network and Galavisión generally will not run the same type of program simultaneously.

Univision Network, Univision Television Group and Univision Network Affiliates

        Univision Network.    Univision Network is the leading Spanish-language television network in the U.S., reaching more than 97% of all U.S. "Hispanic Households" (those with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household). It is the most watched television network (English or Spanish-language) among Hispanic Households and had a higher rating among Hispanic Households in prime time than its next four competitors combined in the 2001-2002 season. From its operations center in Miami, Univision Network provides its broadcast and cable affiliates with 24 hours per day of Spanish-language programming with a prime time schedule of substantially all first-run programming (i.e., no re-runs) throughout the year. The operations center also provides production facilities for Univision Network's news and entertainment programming.

        Univision Television Group.    At December 31, 2002, UTG owned-and-operated 16 full-power (15 of which are affiliated with Univision Network) and seven low-power stations, representing approximately 73% of its Network broadcast distribution. Fifteen of the UTG O&Os broadcast Univision Network's programming, and most produce local news and other programming of local importance, cover special events and may acquire programs from other suppliers. These full-power UTG O&Os are located in 11 of the top 15 designated market areas in terms of numbers of Hispanic Households—Los Angeles, New York, Miami, Houston, Chicago, Dallas, San Francisco, San Antonio, Phoenix, Fresno and Sacramento.

        According to the November 2002 Nielsen Station Index ("NSI") Survey, which measures local station viewing of all households in a specific designated market area, three of the full-power UTG O&Os (located in Fresno, Los Angeles and Miami) rank as the top station in "total day" in their respective designated market areas, English- or Spanish-language, based on total audience rank of adults 18 to 49 years of age. UTG's Bakersfield full-power station is a UPN affiliate. UTG's seven low-power, Spanish-language television stations serve Amarillo, Austin, Bakersfield, Fort Worth, Phoenix, Santa Rosa and Tucson. As of December 31, 2002, Univision Network had 17 full-power and 33 low-power television station affiliates ("UTG Affiliated Stations") and approximately 1,146 cable affiliates. As of December 31, 2002, each of the UTG O&Os and its full-power affiliated stations ranked first in Spanish-language television viewership in its designated market area.

        Also, the Company entered into an option agreement that expires on December 31, 2004 to acquire WLII-TV 11 in San Juan and WSUR-TV 9 in Ponce for $190,000,000 from Raycom Media, Inc. and related parties. The purchase price will be reduced if certain earnings targets are met during the period prior to the expiration of the option agreement.

        Univision Network produces and acquires programs, makes those programs available to its affiliates, including the UTG O&Os, and sells network advertising. The full-power UTG O&Os and full-power UTG Affiliated Stations together reach approximately 7.6 million, or approximately 78%, of Hispanic Households. The low-power UTG O&Os and low-power UTG Affiliated Stations (including translators) together reach approximately 0.9 million, or approximately 9%, of Hispanic Households. The cable affiliates and direct broadcast systems reach approximately 1 million, or approximately 10%, of Hispanic Households.

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

        The UTG Affiliated Stations retain 100% of all local and 85% of net national advertising revenues, and Univision Network retains 100% of network advertising revenues.

        Univision Network from time to time may enter into affiliation agreements with additional stations in new designated market areas based upon its perception of the market for Spanish-language television and the Hispanic market in the station's designated market area.

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

        Affiliate Rank.    According to the November 2002 Nielsen Hispanic Station Index ("NHSI") and the November 2002 NSI, 11 of the 15 full-power UTG O&Os (Los Angeles, New York, Miami, Houston, Chicago, Dallas/Ft. Worth, San Antonio, San Francisco, Phoenix, Fresno and Sacramento) ranked first among Spanish-language television stations in their respective designated market areas, based on total audience rank of adults 18 to 49 years of age. No data was available for the other four full-power UTG O&Os (Philadelphia, Austin, Atlanta and Cleveland), which became UTG O&Os in January 2002. In addition, 15 of the 17 full-power UTG Affiliated Stations (McAllen/Brownsville, Albuquerque, El Paso, Denver, Tampa, Orlando, Boston, Las Vegas, Corpus Christi, Salines/Monterey, Hartford/New Haven, Laredo, Yuma/El Centro, Santa Barbara-Santa Maria-San Luis Obispo, Odessa/Midland) also ranked first among Spanish-language television stations in their respective designated market areas. No data was available for the Portland or Salt Lake City affiliates, which became UTG Affiliated Stations in January 2002 and June 2002, respectively.

TeleFutura Network, TeleFutura Television Group and TeleFutura Network Affiliates

        TeleFutura Network.    On January 14, 2002, the Company launched a new 24-hour general-interest Spanish- language broadcast network, TeleFutura, to meet the diverse preferences of the multi-faceted U.S. Hispanic community. TeleFutura Network's signal covers approximately 75% of all Hispanic Households through TeleFutura O&Os (16 full-power and 11 low-power television stations) and TeleFutura Network's affiliates, 2 full-power and 25 low-power stations ("TTG Affiliated Stations"). TeleFutura Network is designed to counter-program traditional Spanish-language lineups and draw additional viewers to Spanish-language television by offering primetime Hollywood movies dubbed in Spanish and original Spanish-language movies, primetime game shows, and sports.

        TeleFutura Television Group.    The TTG O&Os consist of 16 full-power and 11 low-power Spanish-language television stations, representing approximately 85% of TeleFutura Network broadcast distribution. The TTG O&Os include full-power stations in 9 of the top 15 U.S. Hispanic markets. The 16 full-power TTG O&Os are located in Los Angeles, New York (2 stations), Miami, Houston, Chicago, Dallas, San Francisco, Phoenix, Fresno, Denver, Washington, Orlando, Tampa, Boston, and Tucson. The 11 low-power TTG O&Os serve the Bakersfield (2 stations), Fresno, Philadelphia, Phoenix, San Antonio (3 stations), Sacramento (2 stations) and Tucson markets. In addition, TeleFutura Network expects to enter into affiliation agreements with broadcast television stations and cable television systems to provide TeleFutura Network programming.

        Affiliation Agreements.    Each of TeleFutura Network's affiliates has the right to preempt (i.e., to decline to broadcast at all or at the time scheduled by TeleFutura Network), without prior TeleFutura Network permission, any and all TeleFutura Network programming that it deems unsatisfactory, unsuitable or contrary to the public interest or to substitute programming it believes is of greater local interest.

        Each affiliation agreement grants TeleFutura Network's affiliate the right to broadcast over the air the TeleFutura Network's entire program schedule. The affiliation agreements generally provide that a percentage of all advertising time be retained by TeleFutura Network for TeleFutura Network advertising and the remaining amount is allocated to TeleFutura Network's affiliate for local and national spot advertising. However, this allocation may be modified at TeleFutura Network's discretion.

Galavisión

        The Company also owns Galavisión Network, the leading U.S. Spanish-language general entertainment basic cable television network, which reaches 5.7 million Hispanic cable and direct broadcast system subscribers. According to Nielsen Media Research, Galavisión reaches 90% of all Hispanic Households. In addition, Galavisión's new line-up, which began airing in May 2002, averages over 55 hours of live news, sports, variety and entertainment programming each week.

Music Recording and Publishing

        Univision Music Group is composed of Univision Music, Inc., Disa Records, S.A. de C.V. and the Fonovisa Music Group. It is the leader in record sales of Latin music in the U.S. and Puerto Rico, as Univision Music Group's labels average five of the top ten best selling albums on Billboard Magazine's weekly Latin charts and accounted for approximately half of the regional Mexican music sold in the U.S. in 2002.

        In April 2001, the Company launched Univision Music Group, its music publishing and recording division, which is headquartered in Los Angeles. Univision Music Group consists of the Company's formation of a wholly-owned subsidiary, Univision Music, Inc., which is a holding company, and its majority-owned subsidiary Univision Music LLC, which owns and operates the Univision label and operates the Fonovisa label. Univision Music, Inc. owns 98% of Univision Music LLC, 1% is owned by the Company and 1% is owned by Diara, Inc., which is wholly-owned by José Behar, president of Univision Music Group. Under the terms of the operating agreement for Univision Music LLC, Diara's ownership interest escalates to 20% by the end of the fifth year of operations. In 2006, Diara has a put right and Univision Music, Inc. has a call right that would require Univision Music, Inc. to purchase all of Diara's interest in Univision Music LLC. See Note 3 to Notes to Consolidated Financial Statements.

        Also, in June 2001, Univision Music, Inc. acquired a 50% interest in Monterrey, Mexico-based Disa Records, S.A. de C.V. from the Chavez family. Disa is the second-largest independent Spanish-language record label in the world; it represents more than 50 artists and owns a large catalog of more than 1,000 master recordings of Mexican regional music. The Chavez family maintains a 50% ownership in Disa and continues to manage the business. The Company has a call right and the Chavez family has a put right starting in June 2006, that will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

        On April 16, 2002, the Company acquired the Fonovisa Music Group, Televisa's Latin music company. Fonovisa had approximately 120 recording artists on its roster and owned a substantial record and music publishing catalog. The Company is in the process of amending the arrangement with Jose Behar as a result of the acquisition of Fonovisa.

Internet

        Through its online subsidiary, Univision Online, Inc., the Company develops, publishes and distributes content for online services intended to appeal to a broad consumer interest, including entertainment, sports, news, personal finance and shopping. The Company's Internet portal, Univision.com, is primarily directed at Hispanics in the United States. Working from offices in New York, Miami, Los Angeles, Dallas and Mexico City, Univision Online produces a substantial percentage of its own Spanish-language content, including features on the stars of the Univision Network,

TeleFutura Network, Galavisión and general sports and entertainment fields. In 2001, its first full-year of operations, Univision.com became the #1 Spanish-language website for U.S. Hispanics according to Nielsen Media Research and retained its leadership position in 2002.

        Use of the Internet by U.S. Hispanics is climbing rapidly. In 1998, fewer than 10% of Hispanic Households had Internet access. In 2000, the Company launched Univision.com and by 2002 the percentage of Hispanics online had more than tripled to 36%. It is expected to continue to increase in the next two years.

        According to a Nielsen Media Research study conducted in March 2002, Spanish-speaking and bilingual Internet users in the U.S. visited Univision.com three times more often than they did Yahoo! En Español and four times more often than they did Terra. In 2002, page views grew by a 4.8% monthly compounded rate based on 2002 Univision.com Audit Bureau Circulation Interactive ("ABCi") audits. As a result of these factors, Univision Online attracted more than 100 advertisers from major consumer product companies in 2002, including companies buying advertising across all of the Company's media platforms.

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

        Hispanic Population Growth and Concentration.    The Hispanic population of the U.S. increased by 58% between 1990 and 2000 to 35.3 million according to the 2000 U.S. Census. This rate of growth was more than 4 times that of the total U.S. population and approximately 7 times that of the U.S. non-Hispanic population. While Hispanics accounted for 12.5% of the U.S. population in 2000, the U.S. Census Bureau projects that the Hispanic percentage will double to approximately 25% of the total U.S. population by the middle of this century, confirming a fundamental shift in the ethnic makeup of the country. According to the 2000 U.S. Census, Hispanics accounted for 27% of the population of New York City and 46.5% of Los Angeles, the two cities with the largest total and the largest Hispanic population. Approximately 50% of all Hispanics are located in the seven U.S. cities with the largest Hispanic populations, and the Company, through the UTG O&Os and the TTG O&Os, owns two stations in five of these cities, and three stations in the New York and San Antonio markets. According to current U.S. Census estimates, there are approximately 37 million Hispanics living in the United States, which account for approximately 13% of the U.S. population.

        Spanish-Language Use.    Approximately 68% of all Hispanics, regardless of income or educational level, speak Spanish at home. This percentage is expected to remain relatively constant through 2010. Consequently the number of Hispanics speaking Spanish in the home is expected to increase significantly in the foreseeable future. As shown in the chart below, the number of Hispanics who speak Spanish in the home is expected to grow from 16.2 million in 1990 to 24.3 million in 2003 and 29.3 million in 2010. The Company believes that the strong Spanish-language retention among Hispanics indicates that the Spanish-language media has been and will continue to be an important source of news, sports and entertainment for Hispanics.

Spanish Language Use

            Source: Standard & Poor's DRI

        Greater Hispanic Buying Power.    The Hispanic population represents estimated total consumer expenditures of $569 billion in 2003 (7.9% of the total U.S. consumer expenditures), an increase of 165% since 1990. Hispanics are expected to account for $1 trillion of U.S. consumer spending (9.5% of the U.S. total consumer expenditures) by 2010, outpacing the expected growth in total U.S. consumer expenditures.

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

        Increased Spanish-Language Advertising.    According to Hispanic Business magazine, $2.46 billion of total advertising expenditures were directed towards Spanish-language media in 2002, representing a five-year cumulative growth rate of 12%. Of these amounts, approximately 61.8% of the $2.46 billion in advertising expenditures in 2002 targeting Hispanics was directed towards Spanish-language television advertising. The Company believes that major advertisers have discovered Spanish-language television advertising is a more cost-effective means to target the growing Hispanic audience than English-language broadcast media. See "—Advertising."

Ratings

        During the last five years, Univision Network has consistently ranked first in prime time television among all Hispanic adults. In 2002, Univision and TeleFutura Networks have successfully increased their audience ratings compared to both the Spanish-language and the English-language broadcast networks. Spanish-language television prime time is from 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday through Saturday. English-language television prime time is from 8 p.m. to 11 p.m., Eastern and Pacific Standard Times, Monday through Saturday and 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday. The following table shows that Univision Network and TeleFutura Networks' prime time (7 p.m. to 11 p.m., Eastern and Pacific Standard Times) audience rating, Sunday through Saturday during the last five years, among Hispanic adults aged 18 to 49, the age segment most targeted by advertisers, is considerably higher than the other networks:

Prime Time Ratings Among Hispanic Adults Aged 18 to 49

Network	1998	1999	2000	2001	2002*
Univision Networks*	10.1	10.2	11.0	9.7	10.0
ABC	2.3	2.0	2.1	2.2	1.6
CBS	1.5	1.3	1.3	1.3	1.2
FOX	2.9	2.7	2.5	2.4	1.8
NBC	2.5	2.3	2.2	2.1	1.8
Telemundo	1.6	1.5	1.4	2.5	2.7
Univision Networks'* share	48.3%	51.0%	53.7%	48.0%	52.4%

Source: Nielsen Hispanic Television Index ("NHTI")

*        Univision & TeleFutura in 2002

        In addition, Univision Network has consistently had between 95% and 100% of the 20 most widely watched programs among all Hispanic Households during the past five years based on November NHTI.

Program License Agreements

        Through the Program License Agreements (amended and restated as of December 19, 2001), the Company has the exclusive right until December 2017 to air in the U.S. all Spanish-language programming produced by or for Televisa and Venevision (with certain limited exceptions). Televisa, which is the world's largest producer of Spanish-language television programs, is the leading media and entertainment company in Mexico with an approximate 74% share of Mexico's viewing audience during 2002. Venevision is Venezuela's leading television network with an approximate 52% share of its viewing audience during 2002. The Program License Agreements provide Univision Network, TeleFutura Network and Galavisión with access to programming to fill up to 100% of their daily schedules. Televisa and Venevision programming represented approximately 32% and 19%, respectively, of Univision Network's non-repeat broadcast hours in 2002. Televisa and Venevision programming represented approximately 20% and 2%, respectively, of TeleFutura Network's non-repeat broadcast hours in 2002.

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

        In consideration of access to the programming of Televisa and Venevision, the Company pays Televisa and Venevision aggregate royalties based upon time sales of Univision Network, UTG and Galavisión from broadcasting, including trade, television subscription and barter revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation, time sales relating to advertising sold to Televisa and provided to Venevision and taxes other than withholding taxes ("Combined Net Time Sales"). Aggregate royalties to Televisa and Venevision are 15% of Combined Net Time Sales. The Company also pays Televisa an additional fee of 3% on incremental Combined Net Time Sales of Univision Network, UTG and Galavisión over and above 2001 amounts, as well as a 12% royalty fee on TeleFutura Net Time Sales (calculated in a manner similar to Combined Net Time Sales), subject to certain adjustments. TeleFutura did not pay a royalty fee in 2002. In 2003, the minimum royalty fee will be $5,000,000, increasing by $2,500,000 per year thereafter, subject to a maximum annual minimum royalty fee of $12,500,000, resulting in a minimum royalty fee of $7,500,000 in 2004, $10,000,000 in 2005 and $12,500,000 for the years 2006 through 2017. Venevision will be paid up to 3% of additional royalty fees on incremental Combined Net Time Sales over a 2001 base amount on Univision Network, UTG and Galavisión if Venevision programs contribute 30% or more of Univision Network and Galavisión's ratings. In addition, Venevision will receive royalty fees based on the ratings delivered by the Venevision programs broadcast on TeleFutura. The Company is obligated to pay such aggregate royalties to Televisa and Venevision each year throughout the term regardless of the amount of Televisa and Venevision programming used by the Company.

        Additionally, pursuant to the Amended and Restated Program License Agreements, Televisa and Venevision have the right to use, without charge, advertising time that the Company does not sell to advertisers or that the Company does not use. There are limitations on the ability of Televisa and Venevision to use such time for telemarketing products, and such time may be preempted to the extent sold to a paying advertiser. In addition, Venevision will receive $5,000,000 per year in free non-preemptable advertising, which means that the Company can not sell this commercial advertising spot to a third party, and Televisa will purchase $5,000,000 of non-preemptable advertising per year for its own use. Further, the Company will purchase $5,000,000 per year in non-preemptable advertising from Televisa and will receive $5,000,000 per year in non-preemptable free advertising from Venevision. The Company accounts for this arrangement as a net barter transaction, with no effect on revenues, expenses, EBITDA or net income on an annual basis. Each of Televisa and Venevision may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period.

        The Company has a right to license Televisa and Venevision programs in Puerto Rico commencing in 2002. Before May 2005, the Company will have a right of first refusal on their programs (subject, in the case of Televisa, to a preexisting commitment) and will pay a program performance fee based on the ratings delivered by the licensed programs. The Company will pay Televisa and Venevision an annual minimum license fee for certain programs in the aggregate of $2,400,000 subject to reductions due to program cancellation. After 2005, if the Company has exercised its option to acquire certain stations and networks in Puerto Rico, the Company's rights will be exclusive in a manner similar to the overall Program License Agreements (and the Company will also license its programs to the Puerto Rico stations and networks), and the Company will pay each of Televisa and itself 12% of Puerto Rico net time sales (calculated in a manner similar to Combined Net Time Sales) and Venevision the greater of 6% of Puerto Rico net time sales and the amount that a program performance fee based on ratings of Venevision programs would produce (but not more than 12% of Puerto Rico net time sales) on programs licensed by it.

        The Program License Agreements are between the Company, on one hand, and affiliates of Televisa and Venevision, on the other hand. The performance of Televisa's and Venevision's affiliates under the Program License Agreements has been unconditionally guaranteed by Grupo Televisa, S.A. and Corporacion Venezolana de Television, C.A. (VENEVISION), respectively. Pursuant to their respective guarantees, Televisa has agreed to produce each year for the Company's use at least 8,351 hours of programs, which will be of the quality of programs produced by Televisa during the calendar year 2000, and Venevision has agreed to use commercially reasonable efforts to produce or acquire programs for the Company's use at least to the same extent of quality and quantity as in calendar years 1989, 1990 and 1991.

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

        The Company's advertising revenues are derived from network advertising, national spot advertising and local advertising. The Company's network advertising revenues come from diverse industries, with advertising for food and beverages, personal care products, automobiles, other household goods and telephone services representing the majority of network advertising revenues. National spot advertising represents time sold to national and regional advertisers based outside a station's designated market area and is the means by which most new national and regional advertisers begin marketing to Hispanics. National spot advertising primarily comes from new advertisers wishing to test a market and from regional retailers and manufacturers without national distribution. To a lesser degree, national spot advertising comes from advertisers wanting to enhance network advertising in a given market. Local advertising revenues are generated from both local merchants and service providers and regional and national businesses and advertising agencies located in a particular designated market area.

Marketing

        Univision Network, TeleFutura Network and the Company's owned-and-operated stations, account executives are divided into three groups: network sales; national spot sales; and local sales. The account executives responsible for network sales target and negotiate with accounts that advertise nationally. The national spot sales force represents each broadcast affiliate for all sales placed from outside its designated market areas. The local sales force represents the owned-and-operated stations for all sales placed from within its designated market area.

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

        Univision Online, Inc. generates advertising revenues primarily from large national advertisers in the United States and is represented by a separate sales force. Univision Online, Inc. recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as "impressions" are delivered and sponsorship revenues are recognized ratably over their contract period. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Company's online properties.

        Univision Music Group generates revenues from its music recording and publishing businesses. The sales, distribution and manufacturing of products are provided by Universal Music & Video Distribution, Corp. on behalf of Univision Music Group.

Competition

        The television broadcasting and cable business is highly competitive. Competition for advertising revenues is based on the size of the market that the particular medium can reach, the cost of such advertising and the effectiveness of such medium.

        The Company competes for viewers and revenues with other Spanish-language and English-language television stations and networks, including the four principal English-language television networks, ABC, CBS, NBC and Fox, and in certain cities, UPN and WB. All of these named competitors are owned by companies much larger and having financial strength greater than the Company. Certain of the English-language networks and others have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable broadcasters have recently commenced or announced their intention to commence Spanish-language services as well.

        Many of our competitors have more stations, greater resources (financial or otherwise) and broader relationships with advertisers than we do. Furthermore, because our English-language competitors are perceived to reach a broader audience than we do, they have been able to attract more advertisers and command higher advertising rates than we have. As a result, the Company's television revenue share is typically about 50% of what would be expected based on its audience share. The Company strives to close the gap between audience and revenue share by persuading advertisers of the benefits they may achieve by beginning to utilize or increasing their utilization of Spanish-language television advertising.

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

        The Company's share of overall television audience has been increasing. The Company attributes this to the growth of the U.S. Hispanic population, the quality of our programming, and the quality and experience of our management. Telemundo is the Company's largest competitor that broadcasts Spanish-language television programming. In most of the Company's designated market areas, the Company's affiliates compete directly with a station owned by or affiliated with Telemundo. Telemundo is a wholly-owned and operated subsidiary of NBC, a division of General Electric.

        The rules and policies of the Federal Communications Commission encourage increased competition among different electronic communications media. As a result of rapidly developing technology, the Company may experience increased competition from other free or pay systems by which information and entertainment are delivered to consumers, such as direct broadcast satellite and video dial tone services.

        Univision Online competes for advertising revenues with numerous direct competitors, including Web-based portals and individual Web sites providing content, commerce, community and similar features, and with other media companies, such as those with newspaper or magazine publications, radio stations and broadcast stations or networks.

        Univision Music Group's major Spanish-language competitors are Sony Discos, WEA Latina, BMG Latin and EMI Latin. The Group also competes against English-language music companies.

Employees

        As of December 31, 2002, the Company employed approximately 3,000 full-time employees. At December 31, 2002, approximately 16% of the Company's employees, located in Chicago, Fresno, Los Angeles, San Francisco, New York and Puerto Rico, were represented by unions. The Company has collective bargaining agreements covering the union employees with varying expiration dates during 2003 and 2004. The Company is currently negotiating the collective bargaining agreements at the Los Angeles, San Francisco and Puerto Rico stations. Management believes that its relations with its non-union and union employees, as well as with the union representatives, are good.

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

        Detailed FCC rules regulate the extent to which a party may have an attributable interest in more than one full-power TV station in the same area. Common ownership of multiple TV stations is permitted where the stations are in different Nielsen designated market areas, and common ownership of two TV stations in the same designated market area is permitted where there is no Grade B contour overlap among the stations, where a specified number of separately-owned full-power TV stations will remain after the combination is created, or where certain waiver criteria are met. A party may have attributable interests in both TV and radio stations in the same local market. The specific number of such stations is governed by FCC rules, depending primarily on the number of independent media voices in the market.

        The FCC is currently conducting its Biennial Regulatory Review of Broadcast Ownership Rules to determine whether any of its ownership rules are necessary in the public interest as a result of competition. That proceeding will look at each media ownership rule and may result in their retention, modification or elimination.

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

        At some point an election will have to be made to retain either the additional or original channel at the conclusion of the transition. As part of the DTV transition, however, certain existing television stations will be relocated, thus freeing the existing channels for other uses. As part of that plan, the Company sought substitution of an alternative channel for the channel initially proposed to be used by a new television station at Blanco, Texas. The FCC has amended its Television Table of Allotments to specify the alternative channel proposed by the Company.

        The FCC set May 1, 2002, as the deadline for initial DTV operations by all commercial TV stations that had been allocated DTV channels. The FCC granted extensions of that deadline to the Company for each of its stations. As of December 31, 2002, 16 of the Company's TV stations were operating paired DTV stations pursuant to FCC authorizations, and 12 had not yet commenced digital operations, but had been granted or had pending requests for extensions that would authorize their commencement of DTV operations at a future date. One of the Company's existing stations was not given a paired DTV channel. The FCC presently plans for the DTV transition period to end by 2006. Congress, however, has required the FCC to grant an extension of that deadline under specific circumstances. Questions regarding cable carriage of DTV signals are still largely unresolved.

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

        Direct Broadcast Satellite Systems.    DBS systems provide programming on a subscription basis to consumers that have purchased and installed a satellite signal receiving dish and associated decoder equipment. Federal laws and FCC rules regulate the rebroadcast of TV station signals by DBS operators. With certain exceptions, DBS systems must carry, on request, all local full-power TV signals in designated market areas in which the satellite carrier carries at least one local TV broadcast signal.

All stations operated by the Company made timely elections for DBS carriage, and the Company intends to obtain DBS carriage for each of its eligible stations.

        Recent Developments, Proposed Legislation and Regulation.    On November 7, 2002, the FCC adopted a new FCC equal employment opportunities ("EEO") rule that became effective March 10, 2003. The new rule requires broadcast licensees to provide equal opportunity in employment to all qualified job applicants, and prohibits discrimination against any person by broadcast stations because of race, color, religion, national origin or gender. The EEO rule requires each station to widely disseminate information concerning each full-time job vacancy, with limited exceptions; provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and complete a certain number of longer-term recruitment initiatives within a two-year period. Licensees are required to collect and maintain for public inspection extensive documentation regarding the station's EEO practices and results, to submit periodic reports to the FCC, and are subject to an FCC review at the mid-point of their station's license term.

        Congress and the FCC may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. Such matters include, for example, spectrum use fees, political advertising rates, standardized and enhanced public interest disclosure requirements and potential restrictions on the advertising of certain products. Other matters that could affect the Company's broadcast properties include assignment by the FCC of channels for additional broadcast stations or wireless cable systems, as well as technological innovations and developments generally affecting competition in the mass communications industry.

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

RISK FACTORS

        You should carefully consider the following discussion of risks and the other information included or incorporated by reference in this report in evaluating the Company and our business as well as the business of the combined company, assuming we complete our acquisition of HBC. The risks described below are not the only ones facing the Company or the combined company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

Regulatory agencies may oppose or impose conditions on the merger with HBC that may delay the merger's completion or lessen its anticipated benefits.

        The merger is subject to review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which we refer to as the HSR Act). We filed the notification and report forms required under the HSR Act, and, on February 26, 2003, we reached a tentative agreement with the United States Department of Justice (which we refer to as the DOJ). We are currently working with the DOJ to finalize the agreement. In addition, the attorneys general of seven states have requested information regarding the merger. We continue to provide information to, and cooperate with, the DOJ and the state attorneys general. We cannot assure you that we will finalize the agreement with the DOJ, in which case we may not be able to complete the merger. Furthermore, at any time before or after the completion of the merger, federal regulators could take a variety of actions under antitrust laws, including seeking to prevent the merger or seeking the divestiture of substantial assets of the Company or HBC. In addition, private parties as well as additional state attorneys general may challenge the merger under United States or foreign antitrust laws. We may not prevail in defending any such challenge, in which case we may not be able to complete the merger. We may also incur significant costs in defending or settling any such challenge. Any delay in the completion of the merger could diminish the anticipated benefits of the merger or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the merger. We also may agree to restrictions or conditions imposed by antitrust authorities in order to obtain regulatory approval, and these restrictions or conditions could harm the combined company's operations.

        The merger also requires the consent of the Federal Communications Commission (which we refer to as the FCC). We tendered to the FCC an application seeking consent to the merger, and, once an agreement with the DOJ is finalized, we expect the FCC to take action on our application. We cannot assure you that we will obtain FCC approval, and it is possible that we may agree to restrictions or conditions in order to obtain FCC approval, including divestiture of certain broadcast stations. Any such restrictions and conditions could harm the combined company's ability to obtain the full range of benefits anticipated from the merger.

Failure to complete the merger could negatively affect our stock price and our ability to enter an alternative transaction to achieve the benefits intended by the merger.

        If the merger is not completed for any reason, we may experience a number of adverse consequences, including a decline in our stock price to the extent that the current price reflects a market assumption that we will complete the merger. In addition, we must pay our costs related to the merger, including legal and accounting fees, even if the merger is not completed; in fact, in certain circumstances failure to close the merger may require us to pay a $100 million breakup fee to HBC. Furthermore, if the merger is terminated and if we desire to enter another merger or business combination to achieve the benefits intended by the proposed merger, we may not find a partner at an attractive price and we therefore may not be able to otherwise achieve those benefits.

Cancellations or reductions of advertising could reduce our revenues.

        We have in the past derived, and we expect the Company (and the combined company, if the acquisition of HBC is completed) to continue to derive, substantially all of its revenues from advertisers. Other than network advertising, some of which is presold on an annual basis, we generally have not obtained, and we do not expect the Company (or the combined company, if the acquisition of HBC is completed) to obtain, long-term commitments from advertisers. Therefore, advertisers generally may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could, and often do, occur as a result of a strike, a general economic downturn, an economic downturn in one or more industries or in one or more geographic areas, or a failure to agree on contractual terms. Since the middle of the third quarter of 2000, there has been a general slowdown in the advertising industry. As a result of this slowdown, some advertisers have cancelled, reduced or postponed their orders with us. If this trend continues, and if we are unable to replace any lost or delayed advertising orders, our revenues and results of operations would be adversely affected. Similarly, future events, such as those occurring on September 11, 2001, may require us to program without any advertising, which in turn could reduce our revenues and results of operations.

Because the U.S. Hispanic population is highly concentrated geographically, our results of operations are sensitive to the economic conditions in particular markets, and negative events in those markets could reduce our revenues.

        Approximately 33% of all U.S. Hispanics live in the Los Angeles, New York and Miami-Fort Lauderdale markets, and the top ten U.S. Hispanic markets collectively account for approximately 56% of the U.S. Hispanic population. Our revenues, and the revenues of the combined company if the acquisition of HBC is completed, are similarly concentrated in these key markets. As a result, an economic downturn, increased competition, or another significant negative event in these markets could reduce our revenues and results of operations more dramatically than other companies that do not depend as much on these markets.

Because of our concentrated share ownership, Mr. Perenchio has control over our business and future direction, which could delay or prevent us from being acquired and could prevent our stockholders from realizing a premium for their shares of common stock.

        Mr. Perenchio beneficially owns all of our outstanding Class P common stock, which gives him ten votes per share compared to the one vote per share of all of our other capital stock. As of December 31, 2002, and assuming no exercise of options or warrants, Mr. Perenchio controlled approximately 70% of the voting power of the Class A and P common stock (which vote together to elect all of our directors except two), and approximately 66% of our overall voting power. Therefore, Mr. Perenchio has control over all matters submitted to our stockholders for vote (subject to supermajority board approvals and subject to class voting required by law), including election of directors, proxy contests, mergers, and other transactions that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock. If we complete our acquisition of HBC, Mr. Perenchio will continue to control all such matters.

Because our full-power television stations rely on "must carry" rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of these rights could significantly reduce our ability to obtain cable carriage and therefore revenues.

        Pursuant to the "must carry" provisions of the Cable Television Consumer Protection and Competition Act of 1992, television broadcast stations may demand that a cable operator carry its signal if the cable operator serves the same market as the broadcast station. However, the broadcast station cannot demand compensation from the cable operator. A demand for carriage is commonly referred to as "must-carry." The future of "must carry" rights is uncertain, especially as they relate to the carriage of digital television. The current FCC rules relate only to the carriage of analog television signals, and it is not clear what, if any, "must-carry" rights television broadcast stations will have after a transition to digital television. Our full-power television stations rely on "must-carry" rights to obtain cable carriage. New laws or regulations that eliminate or limit the scope of these cable carriage rights could significantly reduce our ability to obtain cable carriage, which would reduce our ability to broadcast our programming and consequently our ability to generate revenues from advertising.

We may need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities.

        At December 31, 2002, we had total indebtedness, including capital lease obligations, in excess of $1.4 billion. This could have important consequences depending on our financial needs. For example, because it could require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, the indebtedness could:

  •
  reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

  •
  limit our flexibility in planning for or reacting to downturns or fluctuations in our business;

  •
  limit our ability to borrow additional funds.

        These in turn could place us at a competitive disadvantage compared to our competitors that have less debt and therefore more financial resources to dedicate to operations.

        Assuming we continue to comply with certain financial ratios and other conditions in our bank credit agreement, our principal repayment and interest obligations and capital lease obligations through December 31, 2003 will total approximately $52 million. Our ability to meet these obligations will depend on our ability to continue to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control, and it is not certain that our business will continue to generate sufficient cash flow from operations in the future or that future borrowings or other capital will be available at all or on reasonable terms in an amount sufficient to enable us to make payments on our indebtedness. If we do incur additional indebtedness, the new debt, when added to our current debt levels, could augment the risks described above.

Failure to properly manage our rapid growth could distract our management or waste our resources.

        We have significantly increased our business within a short period of time both internally and through acquisitions. We have commenced a new network, TeleFutura, we have more than doubled the number of our wholly owned-and-operated full-power television stations since June 2001, and we have entered into two new lines of business (music and Internet) and expect to enter a third new line of business (radio) in the near future if we complete our pending acquisition of HBC.

        For example, if we complete our acquisition of HBC, we would need to combine corporate cultures, business processes and methods, operations in the television business with operations in the radio business and the approximately 3,000 Univision full-time employees as of December 31, 2002 with the approximately 1,000 Hispanic Broadcasting full-time employees on that date.

        As a result, management of the combined company would assume significantly greater responsibilities resulting from combining the two companies, and we cannot assure you that management would effectively operate the combined company. Integrating the two businesses would be difficult and may require substantial changes to the way either company currently does business.

        We may continue to grow rapidly in a short period of time. Growth in this manner could result in a strain on our infrastructure and internal systems. Failure to effectively integrate newly-acquired companies or newly-entered businesses could undermine the potential benefits intended by acquisitions or entry into new businesses, could distract our management, and could require us to unexpectedly allocate substantial resources (financial and otherwise) to the integration efforts.

ITEM 2. Properties

        The principal buildings owned or leased by the Company are described below:

Principal Properties of the Company(1)

Location	Aggregate Size of Property in Square Feet (Approximate)	Owned or Leased	Lease Expiration Date
Miami, FL	257,189	Owned	—
Miami, FL	158,074	Leased	10/23/07	(2)
Los Angeles, CA	166,400	Leased	10/31/21	(3)
New York, NY	73,322	Leased	6/30/15
Teaneck, NJ	47,617	Leased	7/31/12	(2)

(1)
For additional information see Note 7 to Notes to Consolidated Financial Statements.

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

        The Company owns or leases remote antenna space and microwave transmitter space near each of its owned-and-operated stations. Also, the Company leases space in public warehouses and storage facilities, as needed, near some of its owned-and-operated stations.

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

ITEM 3. Legal Proceedings

        The Company is involved in litigation arising in the ordinary course of business. Management has accrued amounts it believes are reasonable and any amounts in excess of those accruals, either alone or in the aggregate, would not be material to the Company. See Note 9 to Notes to Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers

        The executive officers of the Company serve at the discretion of its Board of Directors subject to certain employment agreements. Messrs. Blank, Kranwinkle, Rodriguez and Hobson have employment agreements with the Company.

        The executive officers of the Company as of December 31, 2002 were as follows:

Name	Age	Position
A. Jerrold Perenchio	72	Chairman of the Board and Chief Executive Officer
George W. Blank	51	Executive Vice President and Chief Financial Officer
Robert V. Cahill	71	Vice Chairman and Corporate Secretary
Andrew Hobson	41	Executive Vice President
C. Douglas Kranwinkle	62	Executive Vice President and General Counsel
Ray Rodriguez	52	President and Chief Operating Officer of Univision Network, TeleFutura Network and Galavisión Network

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

        Mr. Blank has been Executive Vice President and Chief Financial Officer of the Company since December 1992.

        Mr. Cahill has been Vice Chairman and Corporate Secretary of the Company since May 2001. From December 1992 until May 2001, Mr. Cahill was Secretary and Vice President of the Company. Mr. Cahill has been Executive Vice President and General Counsel of Chartwell Partners, an affiliate of Mr. Perenchio, since 1985.

        Mr. Hobson has been Executive Vice President of the Company since 2001. From 1994 to 2000, Mr. Hobson was an Executive Vice President of Univision Network. Mr. Hobson served as a Principal at Chartwell Partners LLC, an affiliate of Mr. Perenchio from 1990 to 1994.

        Mr. Kranwinkle has been Executive Vice President and General Counsel of the Company since September 2000. From January 1989 until September 2000, Mr. Kranwinkle was a partner of O'Melveny & Myers LLP, a law firm. While at O'Melveny & Myers LLP, Mr. Kranwinkle was the managing partner of its New York office from December 1993 until June 1997, and the firm's managing partner from April 1996 until September 2000.

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

	Price Range
	High	Low
2001
First Quarter	$52.25	$32.25
Second Quarter	$47.10	$33.50
Third Quarter	$43.42	$16.30
Fourth Quarter	$41.71	$22.73
2002
First Quarter	$47.00	$32.25
Second Quarter	$44.89	$26.40
Third Quarter	$31.92	$16.40
Fourth Quarter	$33.48	$19.97
(b)
Holders

        At February 13, 2003, the approximate number of stockholders of record of the Company's Class A Common Stock was 212.

(c)
Cash Dividends

        No cash dividends were paid on any class of the Company's common stock in 2002. The Company has never declared or paid dividends on any class of its common stock. The Company's current credit agreement restricts the payment of cash dividends on common stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

ITEM 6. Selected Financial Data

        Presented below is the selected historical financial data of Univision Communications Inc.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except share and per-share data)

	2002	2001	2000	1999	1998
Income Statement Data (for the years ended December 31)
Net revenues	$1,091,293	$887,870	$863,459	$693,090	$577,053
Direct operating expenses (excluding depreciation expense)	471,395	355,761	312,381	241,870	220,918
Selling, general and administrative expenses (excluding depreciation expense)	287,960	231,610	223,023	184,159	160,543
Depreciation and amortization	78,818	84,069	66,765	62,583	64,438

Operating income	253,120	216,430	261,290	204,478	131,154
Interest expense, net	87,233	53,463	30,097	27,459	35,830
Amortization of deferred financing costs	3,846	2,488	1,361	1,441	1,677
Special bonus award	—	—	—	—	42,608
Equity loss in unconsolidated subsidiaries and other	15,907	47,449	4,828	498	764
Gain on change in Entravision ownership interest	(1,898)	(4,552)	—	—	—

Income before taxes and extraordinary loss on extinguishment of debt	148,032	117,582	225,004	175,080	50,275
Provision for income taxes	61,504	62,865	108,081	91,536	40,348

Income before extraordinary loss on extinguishment of debt	86,528	54,717	116,923	83,544	9,927
Extraordinary loss on extinguishment of debt, net of tax	—	(2,306)	—	(2,611)	—

Net income	86,528	52,411	116,923	80,933	9,927
Preferred stock dividends/accretion	(25)	(70)	(518)	(540)	(606)

Net income available to common stockholders	$86,503	$52,341	$116,405	$80,393	$9,321

As adjusted income before extraordinary loss available to common stockholders(a)	$86,503	$91,169	$150,634	$117,942	$49,353
Earnings Per Share Available to Common Stockholders(b)
Basic Earnings Per Share
Income before extraordinary loss	$0.39	$0.26	$0.57	$0.43	$0.05
Net income	$0.39	$0.25	$0.57	$0.42	$0.05
As adjusted income before extraordinary loss(a)	$0.39	$0.44	$0.74	$0.61	$0.28
Weighted average common shares outstanding	224,344,335	208,110,727	204,893,438	192,971,418	173,281,776
Diluted Earnings Per Share
Income before extraordinary loss	$0.34	$0.23	$0.49	$0.35	$0.04
Net income	$0.34	$0.22	$0.49	$0.34	$0.04
As adjusted income before extraordinary loss(a)	$0.34	$0.38	$0.64	$0.50	$0.21
Weighted average common shares outstanding	256,337,046	239,817,378	238,963,587	236,236,626	232,418,104
Balance Sheet Data (at end of year)
Current assets	$384,958	$610,936	$249,612	$177,910	$153,991
Total assets	3,402,396	3,178,387	1,448,305	974,457	938,329
Current liabilities	223,222	269,680	362,961	141,901	152,891
Long-term debt, including capital leases	1,432,233	1,662,018	377,689	303,138	377,435
Stockholders' equity	1,558,088	813,280	695,272	513,778	394,648
Other Data
EBITDA(c)	$331,938	$300,499	$328,055	$267,061	$195,592
Net cash provided by operating activities	155,199	217,295	236,238	186,957	124,095
Net cash used in investing activities	(795,281)	(816,175)	(457,950)	(38,936)	(41,722)
Net cash provided by (used in) financing activities	294,904	925,181	253,682	(138,429)	(80,067)

(a)
Represents income and income per share before extraordinary loss as if Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles" was effective January 1, 1998.
(b)
All common-share and per-common-share amounts have been adjusted retroactively for a two-for-one common-stock split effective August 11, 2000.
(c)
EBITDA, defined as earnings before interest, taxes, depreciation and amortization, is the sum of operating income plus depreciation and amortization. The Company has included EBITDA data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company's ability to service debt and other cash needs. EBITDA is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Since the definition of EBITDA may vary among companies and industries, it should not be used as a measure of performance among companies. For the reconciliation of operating income to EBITDA, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in this report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Form 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

        Univision Communications Inc., together with its wholly owned subsidiaries (the "Company," "we," "us" and "our"), operates in three business segments:

  •
  Television: The Company's principal business segment is television, which consists of the Univision, TeleFutura and Galavisión national broadcast and cable television networks, 50 owned-and-operated television stations (32 full-power and 18 low-power) and the Company's television production business.

  •
  Music: The Company's music recording and music publishing business was launched in April 2001. In June 2001, the Company acquired a 50% interest in Monterey, Mexico-based Disa Records, S.A. de C.V., one of the largest independent Spanish-language record labels in the world. In April 2002, the Company acquired Televisa's record and music publishing business by acquiring the Fonovisa Music Group. The Univision Music Group currently sells more Latin music recordings in the United States than any other record company.

  •
  Internet: Univision Online, Inc. operates the Company's Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America.

        The majority of the Company's net revenues have been derived from the television segment, including the three networks, the 23 owned-and-operated stations that comprise the Univision Television Group ("UTG"), and the 27 owned-and-operated stations that comprise the TeleFutura Television Group ("TTG").

        UTG's net revenues are derived from its owned-and-operated stations (collectively, the "UTG O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. Univision Network's net revenues include gross advertising revenues generated from the sale of Univision Network advertising, net of agency commissions and station compensation to Univision Network's affiliates (17 full-power and 33 low-power stations), as well as subscriber fees.

        TTG's net revenues are derived from its owned-and-operated stations (collectively, the "TTG O&Os") and include gross advertising revenues generated from the sale of national and local spot advertising time, net of agency commissions. TeleFutura Network's net revenues include gross advertising revenues generated from the sale of TeleFutura Network advertising, net of agency commissions. TeleFutura Network has 2 full-power and 25 low-power affiliates in addition to its 27 owned-and-operated stations.

        Also included in net revenues are Galavisión's gross advertising revenues, net of agency commissions, Galavisión's subscriber fee revenues, net revenues of Univision Online, net revenues from Univision Music Group, and other revenues.

        Direct operating expenses consist primarily of programming, news and general operating costs.

        EBITDA, defined as earnings before interest, taxes, depreciation and amortization, is the sum of operating income plus depreciation and amortization. The Company has included EBITDA data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company's ability to service debt and other cash needs. EBITDA is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Since the definition of EBITDA may vary among companies and industries it should not be used as a measure of performance among companies. Below is a reconciliation of the Company's operating income to EBITDA for the most recent five years:

	2002	2001	2000	1999	1998
Operating income	$253,120	$216,430	$261,290	$204,478	$131,154
Depreciation and amortization	78,818	84,069	66,765	62,583	64,438

EBITDA	$331,938	$300,499	$328,055	$267,061	$195,592

Critical Accounting Policies

Program Rights for Television Broadcast

        Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operating expense as the programs are broadcast. In the case of multi-year sports contracts, program costs are charged to operating expense based on the flow-of-income method over the term of the contract. See Note 7 for further discussion on World Cup.

Revenue Recognition

        Net revenues comprise gross revenues from the Company's television, Internet and music businesses, including subscriber fees and a network service fee payable to the Company by the affiliated stations, less agency commissions and compensation costs paid to certain affiliated stations. The Company's gross revenues are recognized when advertising spots are aired for its television businesses. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as "impressions" are delivered and sponsorship revenues are recognized ratably over their contract period. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Company's online properties. Internet revenues are only recognized when collection of the resulting receivable is reasonably assured. Univision Music Group revenues are recognized based on product shipments to distributors less an allowance for returns, cooperative advertising and discounts. The majority of the Company's net revenues are derived from the advertising revenues of its television businesses.

Accounting for Intangibles and Impairment

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 did not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, associated with acquisitions consummated prior to June 30, 2001, ceased being amortized after December 31, 2001 and those related to acquisitions after June 30, 2001 will never be amortized. The broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable FCC rules and regulations. Over the last five years, all licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses are tested annually for impairment in accordance with paragraph 17 of FAS 142. However, goodwill and other indefinite-lived intangibles are subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company has evaluated its goodwill and other indefinite-lived intangible assets in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives. The use of the purchase method of accounting requires management to make certain judgments in estimates related to the fair value of assets acquired.

        The adoption of SFAS No. 142 has resulted in a substantial reduction of intangible amortization expense in 2002 since the Company's broadcast licenses and goodwill are no longer being amortized by the Company. On a historic basis, the Company had amortization of intangible assets of $18,100,000, $40,969,000 and $38,736,000 in 2002, 2001 and 2000, respectively. Had this accounting change been in effect in 2001 and 2000, amortization of intangible assets would have been $1,163,000 and $1,225,000, respectively. During 2002, the Company incurred amortization expense of $16,812,000 related to the valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Artist contracts are contracts acquired under the Fonovisa acquisition and represent agreements between Fonovisa and music artists to produce recording masters to be used primarily for future releases of albums. These contracts are being amortized over 10 years.

Related Party Transactions

        Televisa and Venevision, which are principal stockholders of the Company, have program license agreements with us that provide Univision Network and TeleFutura Network with approximately 50% and 20% of their programming, respectively. In total, the Company pays a royalty fee of approximately 15% of net revenues to Televisa and Venevision for their programming. The Company believes that the program license agreements and all other agreements with Televisa and Venevision have been negotiated as arms-length transactions and are being accounted for in accordance with generally accepted accounting principles. For more specific details relating to the Company's related party transactions, refer to Note 3 of the Notes to Consolidated Financial Statements in this report.

Year Ended December 31, 2002 ("2002"), Compared to Year Ended December 31, 2001 ("2001")

        Revenues.    Net revenues were $1,091,293,000 in 2002 compared to $887,870,000 in 2001, an increase of $203,423,000 or 22.9%. Existing operations accounted for 7.0% of this growth while 15.9% of the growth was attributable to additional revenues resulting from the launch of TeleFutura in 2002 and the music business in 2001. The Company's television segment revenues were $1,014,223,000 in 2002 compared to $871,993,000 in 2001, an increase of $142,230,000 or 16.3%. Univision Network had an increase in revenues of $25,149,000 or 5.4% resulting primarily from the 2002 World Cup Games. UTG O&Os had an increase in revenues of $41,444,000 or 11.4% attributable primarily to the Houston, Los Angeles, Dallas, Chicago and Phoenix stations, resulting primarily from increased market share and advertiser awareness of the growing importance of the Hispanic market, as well as from new UTG stations in Atlanta and Philadelphia, offset in part by a minor decrease in revenues from the Miami station. Galavisión had a decrease in revenues of $472,000 or 1.5% due in part to the general softness in the advertising market. TeleFutura had revenues of $85,988,000 in 2002, since its launch on January 14, 2002, while the USA Broadcasting acquired stations, which were primarily broadcasting

Home Shopping Network, had revenues of $9,879,000 in 2001. The Company's Internet segment had revenues of $12,535,000 in 2002 compared to $6,207,000 in 2001, an increase of $6,328,000, primarily resulting from an increase in advertisers. The Company's music segment, which began operations in April 2001, generated revenues of $64,535,000 in 2002 compared to $9,670,000 in 2001, an increase of $54,865,000 primarily related to the acquisition of Fonovisa in April 2002.

        Expenses.    Direct operating expenses, which include corporate charges of $268,000 and $328,000 in 2002 and 2001, respectively, increased to $471,395,000 in 2002 from $355,761,000 in 2001, an increase of $115,634,000 or 32.5%. The Company's television segment direct operating expenses were $421,000,000 in 2002 compared to $325,691,000 in 2001, an increase of $95,309,000 or 29.3%. The increase is due primarily to costs for the 2002 World Cup games of approximately $55,000,000, which includes program right and production costs. The television segment also had increased programming, technical, sports and news charges related to TeleFutura of $54,837,000 and increased license fees paid under the program license agreement of $4,876,000, offset in part by the elimination of 2001 costs related to the Copa America soccer games of $6,341,000, a cost reduction charge of $5,319,000, USA Broadcasting acquired station costs of $9,654,000 and cancelled shows of $3,012,000. The Company's Internet segment had direct operating expenses of $15,261,000 in 2002 compared to $24,248,000 in 2001, a decrease of $8,987,000 primarily due to a reduction in hosting and content costs. The Company's music segment had direct operating expenses of $35,134,000 in 2002 compared to $5,822,000 in 2001, an increase of $29,312,000 primarily related to the acquisition of Fonovisa in April 2002. As a percentage of net revenues, direct operating expenses increased from 40.1% in 2001 to 43.2% in 2002.

        Selling, general and administrative expenses, which include corporate charges of $13,798,000 and $11,328,000 in 2002 and 2001, respectively, increased to $287,960,000 in 2002 from $231,610,000 in 2001, an increase of $56,350,000 or 24.3%. The Company's television segment selling, general and administrative expenses were $245,844,000 in 2002 compared to $208,517,000 in 2001, an increase of $37,327,000 or 17.9%. The increase is primarily the result of selling, research and general and administrative costs related to TeleFutura of $43,277,000, increased severance and compensation costs of $6,331,000, increased selling costs of $4,277,000 resulting from higher sales and a charge for bad debt of $1,000,000 related to WorldCom, Inc.'s filing for bankruptcy court protection. These increases were offset in part by decreased employee benefit costs of $1,135,000 and the elimination of 2001 costs related to a cost reduction charge of $6,573,000 and USA Broadcasting acquired station costs of $10,271,000. The Company's Internet segment had selling, general and administrative expenses of $10,634,000 in 2002 compared to $17,465,000 in 2001, a decrease of $6,831,000 primarily related to lower promotion and selling costs. The Company's music segment had selling, general and administrative expenses of $31,482,000 in 2002 compared to $5,628,000, an increase of $25,854,000 primarily related to the acquisition of Fonovisa in April 2002. As a percentage of net revenues, selling, general and administrative expenses increased from 26.1% in 2001 to 26.4% in 2002.

        Depreciation and Amortization.    Depreciation and amortization decreased to $78,818,000 in 2002 from $84,069,000 in 2001, a decrease of $5,251,000 or 6.2%. The Company's depreciation expense increased to $60,718,000 in 2002 from $43,100,000 in 2001, an increase of $17,618,000 primarily due to increased capital expenditures and station assets acquired. The Company had amortization of intangible assets of $18,100,000 and $40,969,000 in 2002 and 2001, respectively, a decrease of $22,869,000. On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which resulted in a substantial reduction of intangible amortization expense in 2002 since the Company's broadcast licenses and goodwill are no longer being amortized by the Company. Had SFAS No. 142 been in effect in 2001, amortization of intangible assets would have been $1,163,000 in 2001. During 2002, the Company incurred amortization expense of $16,812,000 related to the valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Depreciation and amortization expense for the television segment decreased by $21,472,000 to $56,743,000 in 2002 from $78,215,000 in 2001 due primarily to lower goodwill and other intangible amortization resulting from the adoption of SFAS No. 142, which was offset in part by increased depreciation related to higher capital expenditures. Depreciation and amortization expense for the Internet segment decreased by $943,000 to $4,887,000 in 2002 from $5,830,000 in 2001 due primarily to decreased depreciation related to the disposal of certain technical assets. Depreciation and amortization expense for the music segment increased by $17,164,000 to $17,188,000 in 2002 from $24,000 in 2001 due primarily to increased amortization of $16,812,000 related to the valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002.

        Operating Income.    As a result of the above factors, operating income increased to $253,120,000 in 2002 from $216,430,000 in 2001, an increase of $36,690,000 or 17%. The Company's television segment had operating income of $290,636,000 in 2002 and $259,570,000 in 2001, an increase of $31,066,000, after giving effect to an operating loss for TeleFutura of $34,823,000 in 2002 and an operating loss for the USA Broadcasting acquired stations and TeleFutura start-up costs of $19,251,000 in 2001. TeleFutura is expected to have operating losses in 2003. These losses are not expected to have a material impact on the financial condition of the Company. The Company's Internet segment had an operating loss of $18,247,000 in 2002 and $41,336,000 in 2001, an improvement of $23,089,000. The Company's music segment had an operating loss of $19,269,000 in 2002 and $1,804,000 in 2001, an increase of $17,465,000. The Company's Internet and music segments are each expected to generate an operating loss in 2003. These losses are not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, operating income decreased from 24.4% in 2001 to 23.2% in 2002.

        Interest Expense, Net.    Interest expense increased to $87,233,000 in 2002 from $53,463,000 in 2001, an increase of $33,770,000 or 63.2%. The increase is due primarily to increased borrowings as a result of the acquisition of the TeleFutura stations.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $15,907,000 in 2002 from $47,449,000 in 2001, an improvement of $31,542,000. The improvement is primarily the result of the elimination of 2001 costs of $15,919,000 related to the dissolution of the Company's investment in Ask Jeeves en Español, Inc. and an improvement of $17,450,000 related to the Company's investment in Entravision Communications Corporation. These improvements were offset in part by an increase in equity losses of $7,569,000 related to Company's investment in Disa Records, S.A. de C.V.

        Gain on Change in Entravision Ownership Interest.    Gain on change in Entravision ownership interest decreased to $1,898,000 in 2002 from $4,552,000 in 2001, a decrease of $2,654,000. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its subsidiaries' stock issuances.

        Provision for Income Taxes.    In 2002, the Company reported an income tax provision of $61,504,000, representing $12,352,000 of current tax expense and $49,152,000 of deferred tax expense. In 2001, the Company reported an income tax provision of $62,865,000, representing $50,045,000 of current tax expense and $12,820,000 of deferred tax expense. The total effective tax rate was 41.5% in 2002 and 53.5% in 2001. The Company's effective tax rate in 2002 is lower than in 2001 primarily as a result of the adoption of SFAS No. 142, which eliminated the amortization of non-deductible goodwill and other intangibles for book purposes. The increase in deferred tax expense in 2002 relative to 2001 is attributable to a significant increase in favorable temporary differences primarily due to new "bonus depreciation" rules and the full year impact of the tax amortization of the intangibles acquired from the acquisition of the USA Broadcasting stations' assets.

        Extraordinary Loss on Extinguishment of Debt, Net of Tax.    The Company's extraordinary loss on extinguishment of debt of $2,306,000 in 2001 is due to the write-off of deferred financing cost related to its terminated credit facilities.

        Net Income.    As a result of the above factors, the Company reported net income in 2002 of $86,528,000 compared to net income of $52,411,000 in 2001, a increase of $34,117,000. The 2001 net income includes a cost reduction charge of $7,075,000 and an extraordinary loss on extinguishments of debt of $2,306,000, all net of tax.

        Corporate Charges.    Corporate charges increased to $14,066,000 in 2002 from $11,656,000 in 2001, an increase of $2,410,000. The increase is primarily due to costs associated with compensation and benefits. As a percentage of net revenues, corporate charges were 1.3% in 2001 and in 2002.

        EBITDA.    EBITDA increased to $331,938,000 in 2002 from $300,499,000 in 2001, an increase of $31,439,000 or 10.5%. As a percentage of net revenues, EBITDA decreased from 33.8% in 2001 to 30.4% in 2002. The 2001 EBITDA includes a cost reduction charge of $11,892,000.

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

        Selling, general and administrative expenses, which include corporate charges of $11,328,000 and $13,748,000 in 2001 and 2000, respectively, increased to $231,610,000 in 2001 from $223,023,000 in 2000, an increase of $8,587,000 or 3.9%. The Company's broadcast segment selling, general and administrative expenses were $208,517,000 in 2001 compared to $205,593,000 in 2000, an increase of

$2,924,000 or 1.4%. The increase is due to a charge of $6,573,000 for a cost reduction initiative primarily related to severance costs, an increase in employee benefit costs of $4,750,000 and increased bad debt charges of $4,830,000 to adequately provide for the weak economic climate currently being experienced. These increases were offset by a reduction in discretionary compensation costs of $16,047,000, the elimination of 2000 costs related to the Company's national advertising campaign of $3,796,000, a decrease in selling costs of $2,700,000 and a decrease in promotions of $1,695,000. The USA Broadcasting acquired stations and TeleFutura selling, general and administrative expenses were $10,271,000 in 2001. The Company's Internet segment had selling, general and administrative expenses of $17,465,000 in 2001 compared to $17,430,000 in 2000, an increase of $35,000. The Company's music segment had selling, general and administrative expenses of $5,628,000 in 2001.

        Depreciation and Amortization.    Depreciation and amortization increased to $84,069,000 in 2001 from $66,765,000 in 2000, an increase of $17,304,000 or 25.9%. Depreciation and amortization for the broadcast segment increase by $13,687,000 to $78,215,000 in 2001 from $64,528,000 in 2000 due primarily to an increase in amortization resulting primarily from the acquisition of certain USA Broadcasting stations acquired on June 12, 2001 and increased depreciation related to increased capital expenditures. Depreciation and amortization for the Internet segment increased by $3,593,000 to $5,830,000 in 2001 from $2,237,000 in 2000 due primarily to increased depreciation related to increased capital expenditures. Depreciation and amortization for the music segment was $24,000 in 2001.

        Operating Income.    As a result of the above factors, operating income decreased to $216,430,000 in 2001 from $261,290,000 in 2000, a decrease of $44,860,000 or 17.2%. The Company's broadcast segment had operating income of $259,570,000 in 2001 and $295,132,000 in 2000, a decrease of $35,562,000, which includes an operating loss for the USA Broadcasting acquired stations and TeleFutura start-up costs of $19,251,000. The Company's Internet segment had an operating loss of $41,336,000 in 2001 and $33,842,000 in 2000, an increase of $7,494,000. The Company's music segment had an operating loss of $1,804,000. As a percentage of net revenues, operating income decreased from 30.3% in 2000 to 24.4% in 2001.

        Interest Expense, Net.    Interest expense increased to $53,463,000 in 2001 from $30,097,000 in 2000, an increase of $23,366,000 or 77.6%. The increase is due primarily to increased borrowings associated with the Company's increased investment in Entravision Communications Corporation during the latter part of 2000 and the acquisition of certain USA Broadcasting stations.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other increased to $47,449,000 in 2001 from $4,828,000 in 2000, an increase of $42,621,000. The increase is due primarily to a charge of $15,919,000 relating to the dissolution of the Company's joint venture in Ask Jeeves en Español, Inc. and equity losses of $24,306,000 relating to Entravision.

        Gain on Change in Entravision Ownership Interest.    Gain on change in Entravision ownership interest is $4,552,000 in 2001. This gain is derived in accordance with Securities and Exchange Commission ("SEC") guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its subsidiaries stock issuances.

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

        Capital expenditures totaled $92,284,000 for the year ended December 31, 2002. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital improvements, the Company is still in the process of replacing and upgrading several towers, transmitters and antennas. In 2003, the Company plans on spending a total of approximately $90,000,000 that will consist of $29,000,000 for towers, transmitters, antennas and digital technology, $11,000,000 for Univision Network upgrades and facilities expansion, $9,000,000 for the completion of the build-out of TeleFutura Network and station facilities, $3,000,000 for the build-out of the Austin station and approximately $38,000,000 for normal capital improvements and management information systems. Any 2003 capital expenditures for the Puerto Rico stations, if necessary, will be in addition to the above expenditures. The Company expects to fund its capital expenditures primarily with operating cash flow and, if necessary, from proceeds available under its bank facility.

        On December 17, 2002, the Company paid approximately $97,500,000 to retire its unsecured 10-year junior subordinated notes that matured on the same date. The interest and principal paid was $40,200,000 and $57,300,000, respectively. The Company provided for the payment of these notes with funds from its revolving credit facility.

        The Company's 7.85% Senior Notes due July 18, 2011 (the "Notes") have a face value of $500,000,000 and bear simple interest at 7.85%. The Company received net proceeds of $495,370,000 from the issuance of the Notes and pays interest on the Notes on January 15 and July 15 of each year. The Notes are the Company's senior unsecured obligations, are equal in right of payment with all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company's future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company's guarantors, who are described below. The Company has the option to redeem all or a portion of the Notes at any time at the redemption prices set forth in the note indenture. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the Notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

        The Company also has a $1.22 billion credit agreement with a syndicate of commercial lenders. The credit agreement consists of a $500,000,000 revolving credit facility and a $720,000,000 term loan. Each of the credit facilities will mature on July 18, 2006. At December 31, 2002, the Company had borrowings of $720,000,000 outstanding under its term loan and $137,476,000 outstanding under its revolving credit facility.

        The subsidiaries that guarantee the Company's obligations under the revolving credit facility and term loan also guarantee the Notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. The parent company that holds the revolving credit facility, the term loan and the Notes is not a guarantor and has no independent assets or operations. The guarantees of the obligations under the revolving credit facility, term loan and the Notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's. The Company's senior unsecured debt is currently rated BB+ by Standard & Poor's Rating Services and Baa3 by Moody's Investor Service, Inc.

        At December 31, 2002, the Company had an approximate 31% equity interest investment in Entravision of $337,000,000. Entravision is restricted under its credit agreement from making dividend payments.

        Loans made under the revolving credit facility and term loan bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's term loans ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin on its term loans was 1.25% for the year-ended December 31, 2002. During 2002, the interest rates applicable to the Company's bank credit facilities ranged from approximately 2.63% to 3.479% for LIBOR rate loans and 4.50% to 5% for prime rate loans. At December 31, 2002, the interest rate applicable to the Company's LIBOR rate loans was approximately 2.7%. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly.

        The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its program license agreements with Televisa or Venevision in a manner the lenders determine is materially adverse to the Company. At December 31, 2002, the Company was in compliance with its financial covenants.

        Effective February 1, 2002, the Company entered into a time brokerage agreement with Raycom Media, Inc. and related parties to manage its two stations in Puerto Rico. Under the agreement, the Company programs WLII-TV 11 in San Juan and WSUR-TV 9 in Ponce, collectively branded as "Teleonce," on behalf of Raycom. The management fee to the Company is $500,000 per year. In addition, the Company entered into an option agreement that expires on December 31, 2004 to acquire these stations for $190,000,000. The purchase price will be reduced if certain earnings targets are met during the period prior to the expiration of the option agreement. Effective March 6, 2003, the Company amended the time brokerage agreement and the option agreement to eliminate certain performance targets that the Company was required to achieve or Raycom would have the option to terminate the agreements. In return, the Company's lender issued a $20,000,000 stand-by letter of credit on behalf of the Company in favor of Raycom that Raycom can draw on if the Company does not exercise the option under certain circumstances. If the Company decides to exercise its option to acquire the Puerto Rico stations, it will be required to find suitable facilities to run its operations since the existing station office lease will expire in November 2004. Additionally, if the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's cost for the stations (including costs) during a period of 90 days from the closing of the Company's acquisition of the stations.

        In July 2000, the Federal Communications Commission released a Public Notice giving official notification that the Company was the winning bidder for a construction permit for a new television station in the Austin, Texas market with a winning bid of $18,798,000. On August 1, 2000, the Company made the required 20% down payment of $3,759,600 while awaiting final approval by the FCC. The details and costs regarding the construction of the new station are still in the planning phase. The Company also has a pending station purchase in Raleigh for approximately $19,000,000. The Company made the foregoing payments primarily with funds from its bank credit facility and expects to make subsequent related payments with funds from the facility.

        In April 2001, the Company launched a music publishing and recording division, Univision Music Group. In June 2001, Univision Music Group acquired a 50% interest in Disa Records, S.A. de C.V. The Company has a call right and the Chavez family has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments. Disa Records is a Mexico-based music recording and publishing company with a large complement on Latin artists. The Company made the foregoing payments primarily with funds from its bank credit facility and expects to make subsequent related payments with funds from the facility.

        On November 7, 2002, the Company, through its wholly-owned subsidiary TeleFutura, entered into a limited liability company agreement with Roberts Brothers Broadcasting, LLC ("Roberts"), called St. Louis / Denver LLC ("LLC"). In 2002, TeleFutura contributed $26,000,000 and in 2003 contributed its minority interests in the St. Louis and Denver stations with a book value of approximately $34,000,000 and Roberts contributed its majority interests in the St. Louis and Denver stations to the LLC. In addition, TeleFutura and Roberts have each entered into Time Brokerage Agreements ("TBA") to program the Denver and St. Louis stations, respectively. The TeleFutura TBA became effective on February 23, 2003.

        In 2001, Televisa made an equity investment in the Company of $375,000,000 and received Class B Preferred Stock that automatically converted, on February 25, 2002, into 10,594,500 shares, based on an arms-length negotiated 6% discount, of the Company's Class A Common Stock upon expiration of the waiting period under the Hart-Scott-Rodino Act.

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

$150,000,000

        The Company has made its June 3 and August 15, 2002 and March 15, 2003 payments under the agreement. As the Company makes each payment, the next scheduled payment under the contract will be supported by a letter of credit. The rights fees are being amortized over the 2002/2006 World Cups and other interim FIFA events based on the flow of income method. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The future funds for payments related to this agreement are expected to come from income from operations and/or borrowings from the Company's bank facilities.

        In 2002 and 2001, the Company had station acquisition costs of approximately $613,000,000 and $506,000,000, respectively, related to the assets acquired from USA Broadcasting, Inc. In 2002, the Company also purchased the majority interest in its TeleFutura San Francisco station for approximately $42,000,000 and acquired a station in Killeen, Texas for approximately $12,000,000. In 2001, the Company purchased certain Equity Broadcasting Corporation stations for approximately $20,000,000. In 2001, the Company provided the payments for its station acquisitions primarily with funds from its bank credit facility. In 2002, the Company provided the payments for its station acquisitions primarily with funds from its bank credit facility and with proceeds from Televisa's equity investment in the Company of $375,000,000.

        In February 2003, the Company acquired a full-power television station in Fresno for $35,000,000 from Paxson Communications Inc. The funds for the station purchase came primarily from the Company's revolving credit facility.

        On February 27, 2003, the Company entered into an asset purchase agreement to acquire a full-power television station in Albuquerque for $20,000,000 from Paxson Communications Inc. The Company is awaiting FCC approval. The funds for the station purchase will come primarily from the Company's revolving credit facility.

        The Company expects to complete its acquisition of HBC as described above in the near future, and the Company expects the acquisition to be accretive to our earnings per share. The proposed merger may give rise to several uncertainties. First, the Company must successfully integrate with HBC in order to achieve the intended benefits of the merger, some of which include lower promotion costs, the opportunity for cross-promotion, and faster revenue growth. Integrating the two businesses will be difficult and may require substantial changes to the way either company currently does business. Furthermore, integration may distract management or employees from the operation of the businesses or may require the combined company to allocate resources that otherwise would be allocated to developing the business or other matters. In addition, upon closing of the pending HBC acquisition, the Company will be required to measure impairment of its investment in Entravision stock under SFAS

No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, an impairment that is deemed temporary will be charged to "Other Comprehensive Income," while one deemed other than temporary will be reflected in the income statement.

        The Company expects to explore additional acquisition opportunities in both Spanish-language television and other media to complement and capitalize on our existing business and management. The purchase price for the acquisitions and investments described above as well as any future acquisitions may be paid with (a) cash derived from operating cash flow, (b) proceeds available under bank facilities, (c) proceeds from future debt or equity offerings, or (d) any combination thereof. Based on our current level of operations and planned capital expenditures, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank credit facility, will be adequate to meet future liquidity needs for at least the next twelve months.

        Below is a summary of the Company's major contractual payment obligations as of December 31, 2002:

Major Contractual Obligations
For the Year Ended December 31, 2002

	Payments Due By Period
	2003	2004	2005	2006	2007	Thereafter	TOTAL
	$ in thousands
Bank Debt*	$—	$—	$—	$857,476	$—	$—	$857,476
Senior Notes Principal	—	—	—	—	—	495,836	495,836
Senior Notes Interest	39,250	39,250	39,250	39,250	39,250	157,000	353,250
Operating leases	20,521	19,942	18,424	16,635	14,819	79,160	169,501
Capital leases	12,264	12,012	10,620	9,016	8,916	98,341	151,169
Spanish programming	63,144	46,687	30,346	84,647	11,951	34,192	270,967
English programming	9,402	6,820	4,911	3,470	1,812	3,565	29,980
Nielsen	21,416	20,331	15,272	16,236	368	—	73,623
Music artist contracts	4,167	2,667	1,000	—	—	—	7,834

	$170,164	$147,709	$119,823	$1,026,730	$77,116	$868,094	$2,409,636

*
The Company had interest expense of $26,379,000, $25,296,000 and $18,784,000 in 2002, 2001 and 2000, respectively. The Company will continue to pay interest expense on its existing credit facility based on its outstanding bank debt.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its bank loans at December 31, 2002, a change of 10% in interest rates would have an impact of approximately $2,600,000 on pre-tax earnings and pre-tax cash flows over a one-year period.

The Company has foreign exchange exposure in Mexico in connection with its Internet and music segments that is immaterial to the Company. In addition, the Company has no derivative instruments or off balance sheet exposure.

ITEM 8. Financial Statements and Supplementary Data

        See pages F-1 through F-42

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        On June 13, 2002, the Company dismissed Arthur Andersen LLP ("Arthur Andersen") and engaged Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year 2002. The decisions were approved by the Audit Committee of the Board of Directors of the Company.

        Arthur Andersen's reports on the Company's consolidated financial statements for each of the fiscal years ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal years ended December 31, 2000 and 2001 and through June 13, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        During the fiscal years ended December 31, 2000 and 2001 and through June 13, 2002, the Company did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter or reportable event as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

        The Company provided Arthur Andersen a copy of the foregoing disclosures, and Arthur Andersen provided a letter, dated June 25, 2002, stating that it has found no basis for disagreement with such statements, as attached as Exhibit 16.1 hereto.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information relating to directors required by this item will be contained under the captions "Board of Directors" in a definitive Proxy Statement, which the registrant will file with the Securities and Exchange Commission not later than 120 days after December 31, 2002 (the "Proxy Statement"), and such information is incorporated herein by reference.

        The information relating to executive officers required by this item is included herein in Part I under the caption "Executive Officers".

        The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16 Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, and such information is incorporated herein by reference.

Item 11. Executive Compensation

        The information required by this item will be contained under the captions "Summary Table of Executive Compensation" and "Employment Agreements and Arrangements" in the Company's Proxy Statement, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information for 2002" in the Company's Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is contained under the caption "Certain Relationships And Related Transactions" in the Company's Proxy Statement, and such information is incorporated herein by reference.

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b) Changes in internal controls

        Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Exhibits

Exhibit Number		Description
2.1	(13)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
3.1	(12)	Restated Certificate of Incorporation of the Company
3.2	(5)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3		Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.4	(11)	Amended and Restated Bylaws of the Company
4.1	(4)	Form of specimen stock certificate
4.2	(9)	Indenture dated as of July 18, 2001, among Univision Communications Inc. and The Bank of New York as Trustee
4.3	(9)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein, and The Bank of New York as Trustee
10.1	(4)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2.1	(4)	Registration Rights Agreement dated as of October 2, 1996
10.3	(3)	1996 Performance Award Plan
10.4.1	(11)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2	(11)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5	(4)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.6	(11)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1	(4)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2	(11)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3	(11)	Warrant Purchase Agreement dated as of December 19, 2001 by and between Grupo Televisa, S.A. and the Company
10.7.4	(11)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.5	(11)	Warrant Purchase Agreement dated as of December 19, 2001 by and between VVI Investments Corporation and the Company

10.7.6	(11)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.7	(11)	Warrant Purchase Agreement dated as of December 19, 2001 by and between Venevision Investments LLC and the Company
10.7.8	(11)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.9		Warrant issued to Television Holdings USA, LLC dated April 12, 2002
10.8	(8)
		Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent
10.9	(11)
		Subsidiary Guaranty dated as of July 18, 2001 made by the Univision guarantors to the Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent
10.10.1	(13)	Univision Stockholder Support Agreement, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and A. Jerrold Perenchio
10.10.2	(13)
		Hispanic Broadcasting Stockholder Support Agreement, dated June 11, 2002, by and among Univision Communications Inc., Univision Acquisition Corporation, Clear Channel Communications Inc., McHenry Tichenor, Jr., Warren W. Tichenor, William E. Tichenor, and Jean T. Tichenor
10.11	(15)	Voting Agreement, dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.12.1	(1)	Employment Agreement dated as of January 1, 1995, between Univision Television Group, Inc. and George W. Blank
10.12.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and George W. Blank
10.12.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and George W. Blank
10.12.4		Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and George W. Blank
10.13.1	(2)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.13.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.4		Amendment to Employment Agreement dated as of January 1, 2003 between The Univision Network Limited Partnership and Ray Rodriguez
10.14.1	(11)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson

10.14.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and Andrew Hobson
10.14.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and Andrew Hobson
10.14.4		Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and Andrew Hobson
10.15.1	(7)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.15.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and C. Douglas Kranwinkle
10.15.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and C. Douglas Kranwinkle
10.15.4		Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and C. Douglas Kranwinkle
10.16	(15)	Employment Agreement, dated as of June 11, 2002, by and among Univision Communications Inc. and McHenry Tichenor, Jr.
10.17	(5)	Co-Production Agreement between the Company and Televisa
10.18.1	(6)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.2	(11)	Reimbursement Agreement between the Company and Chartwell Services New York, Inc.
10.19.1	(10)	Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.19.2	(10)	First Amendment to Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.19.3	(10)	Second Amendment to Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.20	(11)	Share Purchase Agreement dated as of December 19, 2001 by and between Fonovisa L.L.C. and Univision Communications Inc.
10.21.1	(11)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.2	(11)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.3	(11)	Second Amendment dated January 11, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.4	(11)	Third Amendment dated February 27, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.5	(11)	Fourth Amendment dated March 7, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
16.1	(14)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 25, 2002

21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
23.2	Consent of McGladrey & Pullen, LLP
24.1	Power of Attorney (contained on "Signatures" page)
99.1	Entravision Communications Corporation December 31, 2002 and 2001 audited financial statements

(1)
Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1995

(2)
Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-1 (File No. 333-6309)

(3)
Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated March 30, 2000

(4)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1996

(5)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1998

(6)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended March 31, 1999

(7)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2000

(8)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 2001

(9)
Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-4 (File No. 333-71426-01)

(10)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed June 26, 2001

(11)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2001

(12)
Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated April 8, 2002

(13)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed June 13, 2002

(14)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K/A filed June 25, 2002

(15)
Previously filed as an exhibit to Univision Communications Inc.'s Registration Statement on Form S-4 (file No. 333-99037)

(b)  Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(c) Reports on Form 8-K

        During the three month period ended December 31, 2002, the registrant filed no reports on Form 8-K.

(d) Financial Statements of Entravision Communications Corporation

        Refer to Exhibit 99.1 filed with this Annual Report on Form 10-K for the separate financial statements of Entravision Communication Corporation, which is a significant subsidiary of the Company that is less than 50% owned and is not required to be consolidated in the financial statements of the Company. At December 31, 2002, the Company accounted for its 31% investment in Entravision Communication Corporation using the equity method of accounting.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2003.

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

/s/ A. JERROLD PERENCHIO A. Jerrold Perenchio	Chairman of the Board and Chief Executive Officer	March 21, 2003
/s/ GEORGE W. BLANK George W. Blank	Executive Vice President and Chief Financial Officer, in his capacities, as Chief Financial Officer and Principal Accounting Officer	March 21, 2003
/s/ EMILIO AZCARRAGA JEAN Emilio Azcarraga Jean	Director	March 21, 2003
/s/ HAROLD GABA Harold Gaba	Director	March 21, 2003
/s/ ALAN HORN Alan Horn	Director	March 21, 2003
/s/ JOHN G. PERENCHIO John G. Perenchio	Director	March 21, 2003
/s/ ALEJANDRO RIVERA Alejandro Rivera	Director	March 21, 2003
/s/ RAY RODRIGUEZ Ray Rodriguez	Director	March 21, 2003
/s/ JUAN VILLALONGA Juan Villalonga	Director	March 21, 2003

CERTIFICATION

I, A. Jerrold Perenchio, Chairman and Chief Executive Officer, certify that:

          1.    I have reviewed this annual report on Form 10-K of Univision Communications Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ A. JERROLD PERENCHIO A. Jerrold Perenchio Chairman and Chief Executive Officer

CERTIFICATION

I, George W. Blank, Chief Financial Officer, certify that:

          1.    I have reviewed this annual report on Form 10-K of Univision Communications Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ GEORGE W. BLANK George W. Blank Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	(13)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
3.1	(12)	Restated Certificate of Incorporation of the Company
3.2	(5)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3		Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.4	(11)	Amended and Restated Bylaws of the Company
4.1	(4)	Form of specimen stock certificate
4.2	(9)	Indenture dated as of July 18, 2001, among Univision Communications Inc. and The Bank of New York as Trustee
4.3	(9)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein, and The Bank of New York as Trustee
10.1	(4)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2.1	(4)	Registration Rights Agreement dated as of October 2, 1996
10.3	(3)	1996 Performance Award Plan
10.4.1	(11)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2	(11)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5	(4)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.6	(11)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1	(4)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2	(11)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3	(11)	Warrant Purchase Agreement dated as of December 19, 2001 by and between Grupo Televisa, S.A. and the Company
10.7.4	(11)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.5	(11)	Warrant Purchase Agreement dated as of December 19, 2001 by and between VVI Investments Corporation and the Company
10.7.6	(11)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001

10.7.7	(11)	Warrant Purchase Agreement dated as of December 19, 2001 by and between Venevision Investments LLC and the Company
10.7.8	(11)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.9		Warrant issued to Television Holdings USA, LLC dated April 12, 2002
10.8	(8)
		Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent
10.9	(11)
		Subsidiary Guaranty dated as of July 18, 2001 made by the Univision guarantors to the Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent
10.10.1	(13)	Univision Stockholder Support Agreement, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and A. Jerrold Perenchio
10.10.2	(13)
		Hispanic Broadcasting Stockholder Support Agreement, dated June 11, 2002, by and among Univision Communications Inc., Univision Acquisition Corporation, Clear Channel Communications Inc., McHenry Tichenor, Jr., Warren W. Tichenor, William E. Tichenor, and Jean T. Tichenor
10.11	(15)	Voting Agreement, dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.12.1	(1)	Employment Agreement dated as of January 1, 1995, between Univision Television Group, Inc. and George W. Blank
10.12.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and George W. Blank
10.12.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and George W. Blank
10.12.4		Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and George W. Blank
10.13.1	(2)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.13.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.4		Amendment to Employment Agreement dated as of January 1, 2003 between The Univision Network Limited Partnership and Ray Rodriguez
10.14.1	(11)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson
10.14.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and Andrew Hobson

10.14.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and Andrew Hobson
10.14.4		Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and Andrew Hobson
10.15.1	(7)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.15.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and C. Douglas Kranwinkle
10.15.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and C. Douglas Kranwinkle
10.15.4		Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and C. Douglas Kranwinkle
10.16	(15)	Employment Agreement, dated as of June 11, 2002, by and among Univision Communications Inc. and McHenry Tichenor, Jr.
10.17	(5)	Co-Production Agreement between the Company and Televisa
10.18.1	(6)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.2	(11)	Reimbursement Agreement between the Company and Chartwell Services New York, Inc.
10.19.1	(10)	Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.19.2	(10)	First Amendment to Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.19.3	(10)	Second Amendment to Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.20	(11)	Share Purchase Agreement dated as of December 19, 2001 by and between Fonovisa L.L.C. and Univision Communications Inc.
10.21.1	(11)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.2	(11)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.3	(11)	Second Amendment dated January 11, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.4	(11)	Third Amendment dated February 27, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.5	(11)	Fourth Amendment dated March 7, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
16.1	(14)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 25, 2002
21.1		Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP
23.2	Consent of McGladrey & Pullen, LLP
24.1	Power of Attorney (contained on "Signatures" page)
99.1	Entravision Communications Corporation December 31, 2002 and 2001 audited financial statements

(1)
Previously filed as an exhibit to Univision Television Group, Inc.'s Annual Report on Form 10K for the year ended December 31, 1995

(2)
Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-1 (File No. 333-6309)

(3)
Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated March 30, 2000

(4)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1996

(5)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 1998

(6)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended March 31, 1999

(7)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2000

(8)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 2001

(9)
Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-4 (File No. 333-71426-01)

(10)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed June 26, 2001

(11)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2001

(12)
Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated April 8, 2002

(13)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed June 13, 2002

(14)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K/A filed June 25, 2002

(15)
Previously filed as an exhibit to Univision Communications Inc.'s Registration Statement on Form S-4 (file No. 333-99037)

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Univision Communications Inc.

        We have audited the consolidated financial statements of Univision Communications Inc. and subsidiaries as of December 31, 2002 and for the year then ended, and have issued our report thereon dated February 17, 2003 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15(b) of this Form 10-K for the year ended December 31, 2002. The financial statement schedule of Univision Communications Inc. as of and for the two years ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 4, 2002, expressed an unqualified opinion on that financial statement schedule. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

New York, New York
February 17, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K ITEM 14(b) IN THE REPORT BELOW SHOULD BE 15(b) IN THIS ANNUAL REPORT ON FORM 10-K.

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

Roseland, New Jersey
February 4, 2002

SCHEDULE II

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2000, 2001 and 2002

(Dollars in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at end of Period
	Debit (Credit)	Debit (Credit)	Debit (Credit)		Debit (Credit)		Debit (Credit)
For the Year Ended December 31, 2000
Allowance for doubtful accounts	$(7,625)	$(3,106)	$—		$1,977	(1)	$(8,754)

Accumulated amortization of intangible assets, including goodwill	$(258,151)	$(38,737)	$—		$—		$(296,888)

Accumulated amortization of deferred financing costs	$(5,091)	$(1,361)	$—		$—		$(6,452)

For the Year Ended December 31, 2001
Allowance for doubtful accounts	$(8,754)	$(8,680)	$(709	)(2)	$7,340	(1)	$(10,803)
Allowance for returns	—	(689)	—		—		(689)

Allowance for doubtful accounts and returns	$(8,754)	$(9,369)	$(709	)(2)	$7,340	(1)	$(11,492)

Accumulated amortization of intangible assets, including goodwill	$(296,888)	$(40,969)	$—		$—		$(337,857)

Accumulated amortization of deferred financing costs	$(6,452)	$(2,488)	$—		$7,193	(3)	$(1,747)

For the Year Ended December 31, 2002
Allowance for doubtful accounts	$(10,803)	$(6,016)	$(4,951	)(4)	$1,681	(1)	$(20,089)
Allowance for returns	(689)	(2,359)	(6,506	)(4)	—		(9,554)

Allowance for doubtful accounts and returns	$(11,492)	$(8,375)	$(11,457	)(4)	$1,681	(1)	$(29,643)

Accumulated amortization of intangible assets, including goodwill	$(337,857)	$(18,100)	$—		$—		$(355,957)

Accumulated amortization of deferred financing costs	$(1,747)	$(3,846)	$—		$—		$(5,593)

(1)
Write-offs of accounts receivable, net of recoveries.

(2)
Acquired from USA Broadcasting stations.

(3)
Write-off of terminated credit facilities.

(4)
Acquired from Fonovisa.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Univision Communications Inc.

        We have audited the accompanying consolidated balance sheet of Univision Communications Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statement of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Univision Communications Inc. as of and for the two years ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 4, 2002, expressed an unqualified opinion on those statements. The financial statements of Entravision Communications Corporation, a corporation in which the Company has a 31% interest, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for Entravision Communications Corporation, it is based solely on their report.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based upon our audit and the report of other auditors, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univision Communications Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

New York, New York
February 17, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP.
THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP
PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 4, 2002

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash	$35,651	$380,829
Accounts receivable, less allowance for doubtful accounts and returns of $29,643 in 2002 and $11,492 in 2001	238,587	162,592
Program rights	36,453	22,653
Deferred tax assets	14,584	14,843
Prepaid expenses and other	59,683	30,019

Total current assets	384,958	610,936
Property and equipment, net, less accumulated depreciation of $202,603 in 2002 and $142,661 in 2001	477,854	445,483
Intangible assets, net, less accumulated amortization of $166,869 in 2002 and $148,769 in 2001	1,425,168	1,242,835
Goodwill, net, less accumulated amortization of $189,088 in 2002 and 2001	506,411	289,260
Deferred financing costs, net, less accumulated amortization of $5,593 in 2002 and $1,747 in 2001	17,260	20,935
Program rights	36,700	18,862
Investments in unconsolidated subsidiaries	517,176	535,777
Other assets	36,869	14,299

Total assets	$3,402,396	$3,178,387

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$160,433	$120,021
Income taxes	2,140	20,334
Accrued interest	20,550	18,348
Accrued license fees	11,794	10,562
Deferred advertising revenues	4,250	4,250
Program rights obligations	18,647	4,135
Current portion of long-term debt and capital lease obligations	5,408	92,030

Total current liabilities	223,222	269,680
Long-term debt including accrued interest	1,353,312	985,509
Notes payable due USA Broadcasting	—	592,175
Capital lease obligations	78,921	84,334
Deferred advertising revenues	9,710	13,960
Program rights obligations	32,909	10,919
Deferred tax liabilities	115,500	20,500
Other long-term liabilities	30,734	18,530

Total liabilities	1,844,308	1,995,607

Redeemable convertible preferred stock, $.01 par value, with a conversion rate of 28.252 to Class A Common Stock (375,000 shares issued and outstanding at December 31, 2001)	—	369,500

Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; 0 issued and outstanding)	—	—
Common stock, $.01 par value (492,000,000 shares authorized; 229,129,275 and 210,479,125 shares issued including shares in treasury at December 31, 2002 and 2001, respectively)	2,291	2,105
Paid-in-capital	1,219,884	561,860
Retained earnings	358,011	271,508
Currency translation adjustment	95	—

	1,580,281	835,473
Less common stock held in treasury (1,017,180 shares at cost at December 31, 2002 and 2001)	(22,193)	(22,193)

Total stockholders' equity	1,558,088	813,280

Total liabilities and stockholders' equity	$3,402,396	$3,178,387

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,

(In thousands, except share and per-share data)

	2002	2001	2000
Net revenues	$1,091,293	$887,870	$863,459
Direct operating expenses (excluding depreciation expense)	471,395	355,761	312,381
Selling, general and administrative expenses (excluding depreciation expense)	287,960	231,610	223,023
Depreciation and amortization	78,818	84,069	66,765

Operating income	253,120	216,430	261,290
Interest expense, net	87,233	53,463	30,097
Amortization of deferred financing costs	3,846	2,488	1,361
Equity loss in unconsolidated subsidiaries and other	15,907	47,449	4,828
Gain on change in Entravision ownership interest	(1,898)	(4,552)	—

Income before taxes and extraordinary loss on extinguishment of debt	148,032	117,582	225,004
Provision for income taxes	61,504	62,865	108,081

Income before extraordinary loss on extinguishment of debt	86,528	54,717	116,923
Extraordinary loss on extinguishment of debt, net of tax	—	(2,306)	—

Net income	86,528	52,411	116,923
Preferred stock dividends/accretion	(25)	(70)	(518)

Net income available to common stockholders	$86,503	$52,341	$116,405

Basic Earnings Per Share
Income per share available to common stockholders before extraordinary loss	$0.39	$0.26	$0.57
Extraordinary loss per share	—	(0.01)	—

Net income per share available to common stockholders	$0.39	$0.25	$0.57

Weighted average common shares outstanding	224,344,335	208,110,727	204,893,438

Diluted Earnings Per Share
Income per share available to common stockholders before extraordinary loss	$0.34	$0.23	$0.49
Extraordinary loss per share	—	(0.01)	—

Net income per share available to common stockholders	$0.34	$0.22	$0.49

Weighted average common shares outstanding	256,337,046	239,817,378	238,963,587

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2000, 2001 and 2002

(In thousands)

	Common Stock	Paid-in- Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2000	$2,043	$426,375	$102,762	$(17,402)	$—	$513,778
Net income for the year	—	—	116,923	—	—	116,923
Preferred stock dividends declared	—	—	(518)	—	—	(518)
Conversion of redeemable convertible 6% preferred stock	4	2,996	—	—	—	3,000
Exercise of stock options including related tax benefits	24	66,856	—	(4,791)	—	62,089

Balance, December 31, 2000	2,071	496,227	219,167	(22,193)	—	695,272
Net income for the year	—	—	52,411	—	—	52,411
Preferred stock dividends declared	—	—	(70)	—	—	(70)
Conversion of redeemable convertible 6% preferred stock	7	5,993	—	—	—	6,000
Exercise of stock options including related tax benefits	27	59,640	—	—	—	59,667

Balance, December 31, 2001	2,105	561,860	271,508	(22,193)	—	813,280
Net income for the year	—	—	86,528	—	—	86,528
Currency translation adjustment income					95	95

Comprehensive income						86,623
Preferred stock dividend accretion	—	25	(25)	—	—	—
Conversion of redeemable convertible 6% preferred stock	106	369,339	—	—	—	369,445
Issuance of common stock for the Fonovisa acquisition	60	235,040	—	—	—	235,100
Exercise of stock options including related tax benefits	20	53,620	—	—	—	53,640

Balance, December 31, 2002	$2,291	$1,219,884	$358,011	$(22,193)	$95	$1,558,088

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In thousands)

	2002	2001	2000
Net income	$86,528	$52,411	$116,923
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	60,718	43,100	28,028
(Gain) loss on sale of fixed assets	(34)	137	1
Gain on sale of television station	(275)	—	—
Equity loss in unconsolidated subsidiaries	14,277	42,589	4,828
Amortization of intangible assets and financing costs	22,273	43,596	40,098
Deferred income taxes	58,629	13,439	5,533
Non-cash items	(4,250)	(3,040)	—
Extraordinary loss on extinguishment of debt, net of tax	—	2,306	—
Changes in assets and liabilities:
Accounts receivable	(51,245)	(10,961)	(13,081)
License fees payable	130,802	125,926	127,441
Payment of license fees	(129,570)	(127,921)	(124,451)
Program rights	(31,638)	124	(26,441)
Prepaid expenses and other assets	(35,871)	(13,017)	(16,785)
Accounts payable and accrued liabilities	3,360	(13,009)	27,693
Income taxes	(33,155)	398	16,995
Income tax benefit from options exercised	23,597	30,261	41,401
Accrued interest	12,609	27,121	9,140
Program rights obligations	36,502	3,734	(858)
Other, net	(8,058)	101	(227)

Net cash provided by operating activities	155,199	217,295	236,238

Cash flow from investing activities:
Station acquisitions	(679,175)	(529,009)	—
Investment in unconsolidated subsidiaries	(24,047)	(175,807)	(393,292)
Capital expenditures	(92,284)	(130,188)	(64,669)
Proceeds from dissolution of investment in Ask Jeeves en Español, Inc.	—	19,385	—
Other, net	225	(556)	11

Net cash used in investing activities	(795,281)	(816,175)	(457,950)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	694,476	1,217,350	390,000
Proceeds from senior notes	—	495,370	—
Proceeds from preferred stock	—	375,000	—
Repayment of junior subordinated notes	(97,477)	—	—
Repayment of long-term debt	(331,966)	(1,167,686)	(155,814)
Exercise of stock options	30,042	27,889	20,688
Preferred stock dividends paid	—	(130)	(547)
Deferred financing costs	(171)	(22,612)	(645)

Net cash provided by financing activities	294,904	925,181	253,682

Net (decrease) increase in cash	(345,178)	326,301	31,970
Cash beginning of year	380,829	54,528	22,558

Cash end of year	$35,651	$380,829	$54,528

Supplemental disclosure of cash flow information:
Interest paid	$110,491	$29,116	$20,657

Income taxes paid	$16,564	$18,946	$43,910

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

1.    Organization of the Company

        The operations of Univision Communications Inc. and its wholly owned subsidiaries (the "Company," "we," "us" and "our"), the leading Spanish-language media company in the United States, include Univision Network, the most-watched Spanish-language television network in the United States; Univision Television Group ("UTG"), which owns and operates 16 full-power and 7 low-power television stations ("UTG O&Os"), including full-power stations in 11 of the top 15 U.S. Hispanic markets; TeleFutura, which consists of TeleFutura Network, a 24-hour Spanish-language television network designed to counter-program traditional Spanish-language lineups and draw additional viewers to Spanish language television and TeleFutura Television Group ("TTG"), which owns and operates 16 full-power and 11 low-power television stations ("TTG O&Os"), including full-power stations in 9 of the top 15 U.S. Hispanic markets; Galavisión, the country's leading Spanish-language cable network; Univision Music Group, which includes the Univision Music label, Fonovisa record label and a 50% interest in Disa Records ("Disa"), one of the leading music publishing and recording companies in Mexico, and Univision Online, Inc. ("Univision Online"), which operates the Company's Internet portal, Univision.com. Univision Network's signal covers 97 percent of all U.S. Hispanic households through UTG O&Os, Univision Network's affiliates (17 full-power and 33 low-power stations) and cable affiliates. TeleFutura Network's signal covers approximately 75% of all U.S. Hispanic households through TTG O&Os, TeleFutura Network's affiliates (2 full-power and 25 low-power stations) and cable affiliates.

        UTG's 15 full-power, Spanish-language television stations are located in Los Angeles, New York, Miami, Houston, Chicago, Dallas, San Antonio, San Francisco, Phoenix, Fresno, Sacramento, Philadelphia, Austin, Atlanta, Cleveland and the Company's one English-language, full-power television station is located in Bakersfield. UTG also owns and operates 7 low-power, Spanish-language television stations serving Amarillo, Austin, Bakersfield, Fort Worth, Phoenix, Santa Rosa and Tucson. UTG's Spanish- language television stations are affiliated with Univision Network, and the English-language station is affiliated with UPN (United Paramount Network).

        TTG's 16 full-power, Spanish-language television stations are located in Los Angeles, New York (2 stations), Miami, Houston, Chicago, Dallas, San Francisco, Phoenix, Fresno, Denver, Washington, Orlando, Tampa, Boston and Tucson. TTG also owns and operates 11 low-power, Spanish-language television stations serving Bakersfield (2 stations), Fresno, Philadelphia, Phoenix, Sacramento (2 stations), San Antonio (3 stations), and Tucson.

2.    Significant Accounting Policies

Principles of Consolidation

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

New Emerging Issues Task Force Requirement

        In November 2001, the Emerging Issues Task Force published Issue 01-09 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 was effective for the Company in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts primarily the Company's cable network, Galavisión, which amortized certain launch costs as selling expenses. As a result of applying the provisions of EITF 01-09, the Company's revenues and selling costs each were reduced by an equal amount of approximately $3,814,000 in 2002. Had this accounting change been in effect in 2001, Company's revenues and selling costs each would have been reduced by an equal amount of approximately $1,610,000.

Accounting for Long-Lived Assets

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 did not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, associated with acquisitions consummated prior to June 30, 2001, ceased being amortized after December 31, 2001 and those related to acquisitions after June 30, 2001 will never be amortized. The broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable FCC rules and regulations. Over the last five years, all licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses are tested annually for impairment in accordance with paragraph 17 of FAS 142. However, goodwill and other indefinite-lived intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company has evaluated its goodwill and other indefinite- lived intangible assets in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

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

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." The Company accounted for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," until it adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets with definite lives to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

        Prior to the adoption of SFAS No. 144, "Accounting for Impairment on Disposal of Long-Lived Assets", the Company accounted for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Accordingly, the Company periodically reviewed long-lived assets and amortizable intangibles for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. Under SFAS No. 121, impairment of long-lived assets or amortizable intangibles existed if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations were less than the carrying value of these assets.

        The Company's intangible assets consist of amounts in which the cost of acquisitions exceeded the fair values assigned to net tangible assets. The indefinite-lived intangible assets primarily represent broadcasting licenses and goodwill. In 2002, intangible assets with definite lives were amortized over their useful lives. The remaining useful lives of these intangibles range from approximately 1 to 22 years.

        Subsequent to acquisitions, the Company periodically, at least once a year, evaluates whether later events and circumstances have occurred which indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company has evaluated its indefinite-lived intangible asset balances at October 1, 2002 and determined that its amortizable intangibles are recoverable in accordance with SFAS No. 144 and non-amortizable intangibles fair market values exceed their book value.

Reporting Gains and Losses from Extinguishments of Debt

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

Accounting for Costs Associated with Exit or Disposal Activities

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

Stock-Based Compensation

        The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans (Note 16).

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS 148 are effective for interim periods ending after December 15, 2002. The adoption of the provisions of SFAS 148 did not have a material impact on the Company's consolidated financial statements. However, the Company has modified its disclosures as required.

Property and Equipment and Related Depreciation and Amortization

        Property and equipment, including capital leases, is carried at historical cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 5 to 40 years, broadcast and other equipment over 3 to 7 years. Leasehold improvements are amortized over the remaining life of the lease. Depreciation and amortization include depreciation on property and equipment of $60,718,000 in 2002, $43,100,000 in 2001 and $28,028,000 in 2000, of which $50,340,000, $36,242,000 and $23,358,000, respectively, relate to direct operating expenses and $10,378,000, $6,858,000 and $4,670,000, respectively, relate to selling, general and administrative expenses.

Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the straight-line method.

Program Rights for Television Broadcast

        Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operating expense as the programs are broadcast. The rights fees related to the 2002/2006 World Cups and other interim FIFA events are being amortized using the flow of income method.

Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following as of December 31, 2002 and 2001:

	2002	2001
	(In thousands)
Trade accounts payable and accruals	$76,505	$68,649
Music copyright and artist royalties	25,611	1,986
Severance and legal	7,415	15,573
Purchase accounting liabilities	24,649	14,553
Accrued compensation	13,954	7,570
Other	12,299	11,690

	$160,433	$120,021

Revenue Recognition

        Net revenues comprise gross revenues from the Company's broadcast, cable, internet and music businesses, including subscriber fees, a network service fee payable to the Company by the affiliated stations, less agency commissions and compensation costs paid to an affiliated station. The Company's gross revenues are recognized when advertising spots are aired for its television business. Univision Music Group gross revenues are recognized based on product shipments to distributors less an allowance for returns, cooperative advertising and discounts. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as "impressions" are delivered and sponsorship revenues are recognized ratably over their contract period. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Company's online properties. Internet revenues are only recognized when collection of the resulting receivable is reasonably assured. Substantially all of the Company's net revenues are derived from the advertising revenues of its broadcast and cable businesses. No one advertiser represented more than 5% of gross advertising revenues of the Company in 2002, 2001 or 2000.

Income Taxes

        Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws (see Note 10).

Accounting for Derivative Instruments and Hedging Activities

        The Company has evaluated the requirements under the guidelines of SFAS Nos. 133 "Accounting for Derivative Instruments and Hedging Activities." and 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and believes that it currently has no derivative instruments or hedging activities.

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

3.    Related Party Transactions

Program License Agreements

        The Company has entered into a number of agreements with both Grupo Televisa, S.A. and its affiliates ("Televisa") and Corporacion Venezolana de Television, C.A. (VENEVISION) and its affiliates ("Venevision"). The Company has Program License Agreements with both Televisa and Venevision with a royalty fee of 15% of Combined Net Time Sales (time sales from broadcasting, including trade, television subscription and barter revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation, time sales relating to advertising sold to Televisa and provided to Venevision and taxes other than withholding taxes) of Univision Network, UTG and Galavisión until the termination of the agreements in December 2017. The Company paid Televisa and Venevision aggregate net royalties of approximately $130,802,000 in 2002, $125,926,000 in 2001 and $127,394,000 in 2000. In December 2001, the Program License Agreement was amended and restated. Under terms of the expanded programming agreement, the Company will pay Televisa an additional royalty fee of 3% on incremental Combined Net Time Sales of Univision Network, UTG and Galavisión over and above 2001 amounts, as well as a 12% royalty fee on TeleFutura Net Time Sales (calculated in a manner similar to Combined Net Time Sales), subject to certain adjustments. TeleFutura's royalty fee for 2002 was zero. In 2003, the minimum royalty fee will be $5,000,000, increasing by $2,500,000 per year thereafter, subject to a maximum annual minimum royalty fee of $12,500,000, resulting in a minimum royalty fee of $7,500,000 in 2004, $10,000,000 in 2005 and $12,500,000 for the years 2006 through 2017. Venevision will be paid up to 3% of additional royalty fees on incremental Combined Net Time Sales over a 2001 base amount on Univision Network, UTG and Galavisión if Venevision programs contribute 30% or more of Univision Network's and Galavisión's ratings. In addition, Venevision will receive royalty fees based on the ratings delivered by the Venevision programs broadcast on TeleFutura. The obligations of their respective affiliates have been guaranteed by, in the case of Televisa, Grupo Televisa S.A. and in the case of Venevision, Corporacion Venezolana de Television, C.A. (VENEVISION). Under the Program License Agreement, the Company has the exclusive right to air in the United States all Spanish-language programming (with certain limited exceptions) produced by or for Televisa and Venevision.

        Additionally, pursuant to the Amended and Restated Program License Agreements, Televisa and Venevision have the right to use, without charge, advertising time that the Company does not sell to advertisers or that the Company does not use. There are limitations on the ability of Televisa and Venevision to use such time for telemarketing products, and such time may be preempted to the extent sold to a paying advertiser. In addition, Venevision will receive $5,000,000 per year in free non-preemptable advertising, which means that the Company can not sell this commercial advertising spot to a third party, and Televisa will purchase $5,000,000 of non-preemptable advertising per year for its own use. Further, the Company will purchase $5,000,000 per year in non-preemptable advertising from Televisa and will receive $5,000,000 per year in non-preemptable free advertising from Venevision. The Company accounts for this arrangement as a net barter transaction, with no effect on revenues, expenses, EBITDA or net income on an annual basis. Each of Televisa and Venevision may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period.

        In connection with the Fonovisa acquisition the Company will receive $5,000,000 of preemptable advertising over the next three years from Televisa in Mexico for Univision Music Group.

        The Company reached an agreement with Televisa and Venevision on the right to license their programs in Puerto Rico commencing in 2002. Before May 2005, the Company will have a right of first refusal on their programs (subject, in the case of Televisa, to a preexisting commitment) and will pay a program performance fee based on the ratings delivered by the licensed programs. The Company will pay Televisa and Venevision an annual minimum license fee for certain programs in the aggregate of $2,400,000 subject to reductions due to program cancellation. After 2005, if the Company has exercised its option to acquire certain stations and networks in Puerto Rico, the Company's rights will be exclusive in a manner similar to the overall Program License Agreements (and the Company will also license its programs to the Puerto Rico stations and networks), and will pay each of Televisa and itself 12% of Puerto Rico net time sales (calculated in a manner similar to Combined Net Time Sales) and Venevision the greater of 6% of Puerto Rico net time sales and the amount that a program performance fee based on ratings of Venevision programs would produce (but not more than 12% of Puerto Rico net time sales) on programs licensed by it.

International Program Rights Agreement

        The Company granted Televisa and Venevision certain rights to exploit various programming produced by the Company or its subsidiaries for use on Univision Network and Galavisión on a royalty-free basis. These rights cover all countries outside of the U.S. for programs produced before our initial public offering or that replace such programs ("Grandfathered Programs") and cover Mexico and Venezuela for all other programs. For Grandfathered Programs, the rights described above will revert back to the Company from Televisa or Venevision when the applicable Program License Agreement terminates. For other programs, Televisa or Venevision's rights revert back to the Company when that entity owns less than 30% of the Company securities it owned on the date of our initial public offering (other than on account of a merger or similar transaction). The Company also granted Televisa and Venevision certain rights for Mexico and Venezuela, respectively, to license programs produced by the Company or its subsidiaries for use on TeleFutura or other networks we may own. The Company accounts for this agreement as a barter transaction and does not recognize any revenues since a fair value for these transactions can be readily determined within reasonable limits.

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

Warrants

        In connection with Mr. Perenchio, Televisa and Venevision's December 1992 acquisition of our predecessors, Televisa and Venevision were issued warrants to purchase Common Stock, of which Televisa and Venevision retain 2,000 and 27,437,700, respectively. Also, in December 2001, the Company issued additional warrants to purchase 9 million shares of Common Stock to Televisa and 2.8 million shares of Common Stock to Venevision. The 1992 warrants are exercisable for Class T and Class V Common Stock at an exercise price of $0.032195 per share. The 2001 warrants are exercisable for 6,274,864 and 74,864 shares of Class A Common Stock for Televisa and Venevision, respectively, and 2,725,136 shares of each Class T and Class V Common Stock for Televisa and Venevision, respectively. The exercise price for the warrants is $38.261 per share. At the option of Televisa or Venevision, as the case may be, or if the warrants are not held by Televisa or Venevision or their permitted transferees at the time of exercise, the Class T and Class V Warrants are exercisable for Class A Common Stock. In April 2002, the Company also issued an additional warrant to purchase 100,000 shares of Class A Common Stock to Televisa, at an exercise price of $38.261 per share, in connection with the acquisition of the Fonovisa Music Group ("Fonovisa"). All warrants discussed above are not exercisable unless it is lawful for the holder to own the number of shares issuable as a result of such exercise, and such exercise would not violate the Communications Act of 1934, as amended. Subject to applicable securities laws, the warrants are freely transferable. If all warrants discussed above were fully exercised and all voting securities were converted to Class A Common Stock (not including options), Venevision would own approximately 18% of our Common Stock and Televisa would own approximately 15% of our Common Stock. The Company accounted for the warrants, other than the 100,000 warrants issued in connection with the Fonovisa acquisition, issued to Televisa and Venevision within stockholders' equity.

Registration Rights Agreement

        The Company has a Registration Rights Agreement with Mr. Perenchio, Televisa and Venevision, pursuant to which the Company has agreed to file registration statements covering the Company's securities owned by them. As of March 15, 2003, Mr. Perenchio had the right to demand three registration statements, Venevision had the right to demand two and Televisa had the right to demand one. In addition, the Company gave these stockholders various piggyback registration rights. In general, the Company will pay all fees, costs and expenses of any such registration statements.

Reimbursement Arrangements

        The Company reimburses Chartwell Services, Inc., Chartwell Services New York, Inc., and Chartwell Partners LLC, affiliates of Mr. Perenchio (collectively, "Chartwell"), for office space used by the Company and related expenses and for compensation of certain Chartwell employees who devote time to the Company activities pursuant to agreements entered into between the Company and Chartwell. For 2002, the Company agreed to reimburse Chartwell approximately $296,448 for one-half of the salary, benefits and payroll taxes and $157,870 for 100% of the bonus and related payroll taxes relating to our Vice Chairman and Corporate Secretary, Robert Cahill, and approximately $1,082,154 for varying portions of the salary, benefits and payroll taxes of other employees. In addition, options for 55,000 shares of Class A Common Stock were granted during 2002 to three Chartwell employees who devoted time to the Company activities. In 2001, options for 25,000 shares were granted to two Chartwell employees. Also, for 2002, the Company agreed to reimburse Chartwell approximately $335,355 for other costs. Pursuant to an agreement between the Company and Chartwell Services, Inc., Chartwell Services, Inc. will continue providing the services subject to such agreement through December 2003, subject to automatic one-year extensions. Chartwell Services New York, Inc. ceased operations on December 31, 2002.

        Also during 2002 and 2001, a production company owned by Mr. Perenchio used certain facilities and personnel of the Company in connection with program development pursuant to an understanding that any programs so developed would be offered to the Company. During 2002 and 2001, Mr. Perenchio reimbursed the Company for the actual cost of such usage in the amount of approximately $3,960,646 and $6,900,000, respectively. The production company also reimbursed the Company approximately $95,706 in 2002 for the Company's costs for leased premises in Los Angeles.

        In March 2001, the Company and Mr. Perenchio entered into an agreement with respect to boxing promotion activities. Under that agreement, the activities were to be conducted by a subsidiary of the Company, any profits were to be divided 70% to Mr. Perenchio and 30% to the Company, and

Mr. Perenchio agreed to indemnify the Company for any losses from such activities unless the Company exercised an option to acquire Mr. Perenchio's interest. During 2001, Mr. Perenchio reimbursed the expenses the Company incurred in the amount of $3,800,000 in respect of the boxing activity. Mr. Perenchio and the Company are no longer engaged in boxing promotion.

Pay Television Venture

        The Company agreed to form a 50/50 joint venture with Televisa to engage in the exploitation in the United States of Televisa's pay television channels (but excluding general entertainment channels and novelas). Televisa's existing channels include music video channels and movie channels. The venture, which has not yet been launched, will be jointly controlled by Televisa and the Company with each agreeing to fund $20,000,000 in the first three years of the venture.

Share Purchase Agreement

        In December 2001, the Company entered into a share purchase agreement with Televisa pursuant to which Televisa purchased 375,000 preferred shares in exchange for $375,000,000. The preferred shares automatically converted into 10,594,500 shares of the Company's Class A Common Stock upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, on February 25, 2002.

Fonovisa Music Group

        In April 2002, the Company consummated the acquisition of Fonovisa from Televisa for 6,000,000 shares of our Class A Common Stock and a warrant to purchase 100,000 shares of the Company's Class A Common Stock (having an exercise price of $38.261 per share). Fonovisa has become a part of the Univision Music Group, which includes a 50% ownership stake in Mexican-label Disa Records.

Univision Music Group

        In 2001, the Company formed a wholly-owned subsidiary Univision Music, Inc., which is a holding company. Univision Music, Inc. owns 98% of Univision Music LLC, 1% is owned by the Company and 1% is owned by Diara, Inc. Diara's ownership escalates to 20% by the end of 2006. Diara's President and sole stockholder is Jose Behar, president of Univision Music Group. In 2006, Diara has a put right and Univision Music, Inc. has a call right which would require Univision Music, Inc. to purchase all of Diara's interest in Univision Music LLC. The purchase price will be equal to 20% of ten times the average of Univision Music LLC's year four and year five earnings before interest, taxes, depreciation and amortization. The parties can elect not to exercise the put or call right and continue to maintain the same ownership structure for an additional five years. If this happens the purchase price will be equal to 20% of ten times the average of Univision Music LLC's year six and year seven earnings before interest, taxes, depreciation and amortization. The Company is in the process of amending the arrangement with Jose Behar as a result of the acquisition of Fonovisa.

4.    Property and Equipment

        Property and equipment, and accumulated depreciation and amortization, consist of the following as of December 31, 2002 and 2001:

	2002	2001
	(In thousands)
Land and improvements	$24,694	$22,013
Building and improvements	203,940	179,482
Broadcast equipment	289,323	222,760
Transponder equipment	51,628	51,628
Other equipment	63,150	50,977
Construction in progress	47,722	61,284

	680,457	588,144
Accumulated depreciation and amortization	(202,603)	(142,661)

	$477,854	$445,483

5.    Intangible Assets and Goodwill

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 did not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, associated with acquisitions consummated prior to June 30, 2001, ceased being amortized after December 31, 2001 and those related to acquisitions after June 30, 2001 will never be amortized. The broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable FCC rules and regulations. Over the last five years, all licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses are tested annually for impairment in accordance with paragraph 17 of FAS 142. However, goodwill and other indefinite-lived intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company has evaluated its goodwill and other indefinite-lived intangible assets in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

        Below is an analysis of the Company's intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and aggregate amortization expense for the years 2002 through 2007:

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$2,591	$671	$1,920
Film contracts	245	104	141
Nielsen contracts	20,700	10,393	10,307
Fonovisa artist, copyright and non-compete contracts	44,580	16,812	27,768

Total	$68,116	$27,980	40,136

Intangible Assets Not Being Amortized
Broadcast licenses			1,367,603
Goodwill			506,411
Music trademarks			15,800
Other intangible assets			1,629

Total			1,891,443

TOTAL NET INTANGIBLE ASSETS			$1,931,579

	As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$2,591	$436	$2,155
Film contracts	245	87	158
Nielsen contracts	20,700	9,358	11,342

Total	$23,536	$9,881	13,655

Intangible Assets Not Being Amortized
Broadcast licenses			1,227,725
Goodwill			289,260
Other intangible assets			1,455

Total			1,518,440

TOTAL NET INTANGIBLE ASSETS			$1,532,095

	SEGMENTS
				TOTAL GOODWILL
	TELEVISION	INTERNET	MUSIC
Net goodwill balance as of December 31, 2000	$312,576	$—	$—	$312,576
Amortization of goodwill	(23,316)	—	—	(23,316)

Net goodwill balance as of December 31, 2001	289,260	—	—	289,260
Fonovisa goodwill acquired during the year	—	—	186,151	186,151
Deferred tax liability	31,000	—	—	31,000

Balance as of December 31, 2002	$320,260	$—	$186,151	$506,411

Current Year Amortization Expense
For the year ended 12/31/02	$18,100
Estimated Amortization Expenses
For the year ended 12/31/03	$10,300
For the year ended 12/31/04	$7,600
For the year ended 12/31/05	$5,200
For the year ended 12/31/06	$3,700
For the year ended 12/31/07	$3,100

6.    Debt

        Long-term debt (excluding capital leases—see Note 7) consists of the following as of December 31, 2002 and 2001:

	2002	2001
	(In thousands)
Bank Term Facility	$720,000	$465,000
Revolving Credit Facility	137,476	25,000
Senior Notes payable	495,836	495,509
Junior Subordinated Notes payable, including accrued interest	—	87,070

	1,353,312	1,072,579
Current portion	—	(87,070)

Long-term debt	$1,353,312	$985,509

        The Company has a $1.22 billion credit agreement with a syndicate of commercial lenders. The credit agreement consists of a $500,000,000 revolving credit facility and a $720,000,000 term loan. Each of the credit facilities will mature on July 18, 2006.

        Loans made under the revolving credit facility and term loan bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's term loans ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin on its term loans was 1.25% for the year-ended December 31, 2002. During 2002, the interest rates applicable to the Company's bank credit facilities ranged from approximately 2.63% to 3.479% for LIBOR rate loans and 4.50% to 5% for prime rate loans. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly.

        The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company will also be limited in the amount of other debt we can incur and in our ability to engage in mergers, sell assets and make material changes to our program license agreements with Televisa or Venevision in a manner the lenders determine is materially adverse to the Company. At December 31, 2002, the Company was in compliance with its financial covenants.

        The Company's 7.85% Senior Notes due July 18, 2011 (the "Notes") have a face value of $500,000,000 and bear simple interest at 7.85%. The Company received net proceeds of $495,370,000 from the issuance of the Notes and pays interest on the Notes on January 15 and July 15 of each year. At December 31, 2002, the discount on the Notes was $4,164,000. The Notes are the Company's senior unsecured obligations, are equal in right of payment with all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company's future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company's guarantors, who are described below. The Company has the option to redeem all or a portion of the Notes at any time at the redemption prices set forth in the note agreement. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the Notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

        The subsidiaries that guarantee the Company's obligations under the revolving credit facility and term loan also guarantee the Notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. The parent company that holds the revolving credit facility, the term loan and the Notes is not a guarantor and has no independent assets or operations. The guarantees of the obligations under the revolving credit facility, term loan and the Notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's. The Company's senior unsecured debt is currently rated BB+ by Standard & Poor's Rating Services and Baa3 by Moody's Investor Service, Inc. At December 31, 2002, the Company had an approximate 31% equity interest investment in Entravision of $337,000,000. Entravision is restricted under its credit agreement from making dividend payments.

        On December 17, 2002, the Company paid approximately $97,500,000 to retire its unsecured 10-year Junior Subordinated notes that matured on the same date. The interest and principal paid was $40,200,000 and $57,300,000, respectively. The Company provided for the payment of these notes with funds from its revolving credit facility.

        Long-term debt (excluding capital leases—see Note 7) matures as follows:

Amount
(In thousands)
Year ending December 31:
2006	$857,476
Thereafter	495,836

Total	$1,353,312

        The Company estimates that the fair value of the bank debt and the Senior Notes at December 31, 2002, approximates book value.

        Interest expense, net, reflected in the accompanying consolidated statements of income, comprises the following for the years ended December 31:

	2002	2001	2000
	(In thousands)
Bank facility	$26,379	$25,296	$18,784
Junior Subordinated Notes	10,407	9,682	8,604
Senior Notes	39,577	14,614	—
Capital leases (see Note 7)	7,297	4,335	3,342
Other expense (income)—net	3,573	(464)	(633)

	$87,233	$53,463	$30,097

7.    Commitments

        The Company is obligated under long-term operating leases expiring at various dates through 2024 for office, studio, automobile, tower and transponder rentals. The Company is also obligated under long-term capital lease obligations through 2021. The following is a schedule by year of future annual rentals under operating and capital leases as of December 31, 2002:

	Operating Leases	Capital Leases
	(In thousands)
Year ending December 31:
2003	$20,521	$12,264
2004	19,942	12,012
2005	18,424	10,620
2006	16,635	9,016
2007	14,819	8,916
Thereafter	79,160	98,341

Total minimum lease payments	$169,501	151,169

Interest		(66,840)

Total present value of minimum lease payments		84,329
Current portion		(5,408)

Capital lease obligation, less current portion		$78,921

        Rent expense totaled $30,513,000 in 2002, $24,661,000 in 2001 and $16,332,000 in 2000.

        In February 2002, the Company entered into a new five-year contract with Nielsen Media Research ("Nielsen"), expiring in December 2006, to provide television audience measurement services for Univision Network and TeleFutura Network. The remaining payments for Univision Network and TeleFutura Network will total approximately $43,200,000, that is payable over four years in increasing installments through December 31, 2006. The Company also entered into a five-year contract with Nielsen for TTG O&Os, which have remaining payments of approximately $16,200,000 payable over the next four years in increasing installments through January 31, 2007. UTG O&Os have various Nielsen contracts extending through 2004 with remaining payments of approximately $8,225,000 in 2003 and $5,974,000 in 2004.

        In January 2001, Univision Network entered into a program license agreement with Coral International Television Corp. (the exclusive distributing agent for Radio Caracas Television) to acquire approximately 780 hours of new novelas per year and approximately 800 hours of existing novelas through January 2011. The aggregate payment under the contract is approximately $85,250,000, payable over ten years in increasing installments, with an aggregate payment remaining under the contract of approximately $70,253,000 at December 31, 2002.

        In June 2001, Univision Network entered into a program license agreement with RCN to acquire approximately 300 hours of new novelas per year and approximately 50 hours of existing novelas through June 2007. The aggregate payment under the contract is approximately $41,440,000 payable over five years, in increasing installments, with an aggregate payment remaining under the contract of approximately $33,865,000 at December 31, 2002.

        In 2001 and 2002, the Company entered into several program license agreements to acquire approximately 1,200 movies. The agreements commenced in January 2002 and expire on various dates through March 2016. The remaining payments under the agreements are approximately $16,247,000 in 2003, $16,072,000 in 2004, $5,638,000 in 2005, $5,114,000 in 2006, $3,439,000 during 2007 and $7,634,000 for the years 2008 through March 2016.

        As a result of the acquisition of the USA Broadcasting stations, the Company acquired English-language programming contracts. At December 31, 2002, the remaining payments are $9,402,000 in 2003, $6,820,000 in 2004, $4,911,000 in 2005, $3,470,000 in 2006, $1,812,000 in 2007 and $3,565,000 for the years 2008 through April 2009. The Company is trying to sub-license or arrange a buyout of this programming to reduce its liability.

        In April 2001, the Company launched a music publishing and recording division, Univision Music Group. In June 2001, Univision Music Group acquired a 50% interest in Disa Records. The Company has a call right and the Chavez family has a put right in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments. Disa Records is a Mexico-based music recording and publishing company with a large complement of Latin artists.

        In July 2000, the Federal Communications Commission released a Public Notice giving official notification that the Company was the winning bidder for a construction permit for a new television station in the Austin, Texas market with a winning bid of $18,798,000. On August 1, 2000, the Company made the required 20% down payment of $3,759,600 while awaiting final approval by the FCC. The details and costs regarding the construction of the new station are still in the planning phase. The Company also has a pending station purchase in Raleigh for approximately $19,000,000.

        At December 31, 2002, the Company had an obligation to acquire a full-power station in Fresno. In February 2003, the Company acquired the Fresno television station for approximately $35,000,000 from Paxson Communications Inc. The funds for the station purchase came primarily from the Company's revolving credit facility.

        On August 9, 2000, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. The payments remaining at December 31, 2002 totals $92,500,000, due over the remaining term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup games, the Company was responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The costs for the 2002 World Cup games was approximately $55,000,000. The funds for these payments are expected to come from income from operations and/or borrowings from the Company's bank facilities.

        As of December 31, 2002, the Company is committed to pay minimum annual base compensation approximating $8,800,000 in 2003, $7,905,000 in 2004, $1,500,000 in 2005 and $2,000,000 in 2006, pursuant to certain major talent contracts. These payments do not include amounts payable upon the attainment of certain annual revenue levels or upon the performance of other contractual provisions.

        Effective February 1, 2002, the Company entered into a time brokerage agreement with Raycom Media, Inc. and related parties to manage its two stations in Puerto Rico. Under the agreement, the Company programs WLII-TV 11 in San Juan and WSUR-TV 9 in Ponce, collectively branded as "Teleonce," on behalf of Raycom. The management fee to the Company is $500,000 per year. In addition, the Company entered into an option agreement that expires on December 31, 2004 to acquire these stations for $190,000,000. The purchase price will be reduced if certain earnings targets are met during the period prior to the expiration of the option agreement. Additionally, if the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's cost for the stations (including costs) during a period of 90 days from the closing of the Company's acquisition of the stations.

Major Contractual Obligations
For the Year Ended December 31, 2002

	Payments Due By Period
	2003	2004	2005	2006	2007	Thereafter	TOTAL
	($ in thousands)
Bank Debt *	$—	$—	$—	$857,476	$—	$—	$857,476
Senior Notes Principal	—	—	—	—	—	495,836	495,836
Senior Notes Interest	39,250	39,250	39,250	39,250	39,250	157,000	353,250
Operating leases	20,521	19,942	18,424	16,635	14,819	79,160	169,501
Capital leases	12,264	12,012	10,620	9,016	8,916	98,341	151,169
Spanish programming	63,144	46,687	30,346	84,647	11,951	34,192	270,967
English programming	9,402	6,820	4,911	3,470	1,812	3,565	29,980
Nielsen	21,416	20,331	15,272	16,236	368	—	73,623
Music artist contracts	4,167	2,667	1,000	—	—	—	7,834

	$170,164	$147,709	$119,823	$1,026,730	$77,116	$868,094	$2,409,636

*
The Company had interest expense of $26,379,000, $25,296,000 and $18,784,000 in 2002, 2001 and 2000, respectively. The Company will continue to pay interest expense on its existing credit facility based on its outstanding bank debt.

8.    Employee Benefits

        The Company has a 401(k) retirement savings plan (the "401(k) Plan") covering all eligible employees who have completed one year of service. The 401(k) Plan allows the employees to defer a portion of their annual compensation, and the Company may match a portion of the employees' contributions. For the years ended December 31, 2002, 2001 and 2000, the Company made matching cash contributions to the 401(k) Plan totaling $3,477,000, $5,563,000 and $4,944,000, respectively. The Company matched 100% of the first 6% of eligible compensation that employees contributed to the 401(k) Plan for 2000 and 2001. Effective January 1, 2002, the Company matched 100% of the first 3% of eligible employee compensation.

9.    Contingencies

        There are various legal actions and other claims pending against the Company incidental to its business and operations. In the opinion of management, the resolution of these matters will not have a material effect on the consolidated financial position or results of operations.

        The Company maintains insurance coverage for various risks, where deemed appropriate by management, at rates and on terms which management considers reasonable. The Company self-insures certain portions of its employee health benefits as well as the deductible portion of certain insurance coverage for various risks, including those associated with windstorm and earthquake damage. In management's opinion, the potential exposure in future periods, if uninsured losses were to be incurred, would not be material to the consolidated financial position or results of operations.

10.    Income Taxes

        The Company files a consolidated federal income tax return. The income tax provision for the years ended December 31, 2002, 2001 and 2000 comprised the following charges:

	2002	2001	2000
	(In thousands)
Current:
Federal	$10,675	$43,249	$90,143
State	1,677	6,796	14,680
Deferred:
Federal	42,477	11,079	2,801
State	6,675	1,741	457

Total	$61,504	$62,865	$108,081

        The Company accounts for income taxes under the liability method pursuant to SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001
	(In thousands)
Current deferred tax assets:
Accrued severance and litigation	$2,200	$2,800
Accrued vacation	2,500	2,300
Allowances	9,100	4,700
Accrued facility-related costs	1,700	1,600
Operating loss carryforward	—	1,400
Other assets, net	—	2,043

Total current deferred tax assets	15,500	14,843

Current deferred tax liabilities, other	(916)	—

Net current deferred tax assets	$14,584	$14,843

Long-term deferred tax assets:
Equity loss in unconsolidated subsidiaries	$11,800	$9,300
Deferred compensation	2,300	2,300
Capital loss carryforward	1,700	3,000

Total long-term deferred tax	15,800	14,600

Long-term deferred tax liabilities:
Property and equipment, net	(31,900)	(14,300)
Intangible assets, net	(99,400)	(20,800)

Total long-term deferred tax liabilities	(131,300)	(35,100)

Net long-term deferred tax liabilities	$(115,500)	$(20,500)

        At December 31, 2002, the Company no longer has net operating loss carryforwards. The Company has a capital loss carryforward of $4,745,000 relating to the unutilized portion of the loss on the dissolution of the Ask Jeeves en Español Joint Venture. The loss carryforward expires in 2006.

        As a result of various acquisitions, the Company recorded goodwill representing the consideration given in excess of the net assets related to the transactions. Some of the amortization of this goodwill is not deductible for tax purposes, and, in accordance with SFAS No. 109, no deferred tax liability was accrued. Consequently, through 2001, the Company's effective tax rate provided was greater than the statutory rate. The non-deductible intangible amortization permanent difference was $57,000 and $31,194,000 for the years ended December 31, 2002 and 2001, respectively. Commencing in 2002, with the adoption of SFAS No. 142, goodwill and other intangibles are no longer subject to amortization for book purposes. As a result, the majority of the above permanent difference was eliminated and the 2002 and future effective tax rates will be closer to the statutory tax rate.

        For the years ended December 31, 2002 and 2001, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2002	2001	2000
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	5.5	5.5	5.7
Junior Subordinated Notes	1.0	1.2	0.6
Goodwill amortization	—	10.9	6.2
Other	—	0.9	0.5

Total effective tax rate	41.5%	53.5%	48.0%

11.    Earnings Per Share

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

	For the Year Ended 2002				For the Year Ended 2001
	Income (Numerator)	Shares (Denominator)		Per-share Amount	Income (Numerator)	Shares (Denominator)		Per-share Amount
	(In thousands, except share and per-share data)
Income before extraordinary items	$86,528				$54,717
Less preferred stock dividends	(25)				(70)

Basic Earnings Per Share
Income before extraordinary items per share available to common stockholders	86,503	224,344,335		$0.39	54,647	208,110,727		$0.26

Effect of Dilutive Securities
Warrants	—	27,633,393	(a)		—	27,415,506
Options	—	2,733,860	(b)		—	3,974,462	(d)
Convertible preferred stock	25	1,625,458	(c)		70	316,683	(c)

Diluted Earnings Per Share
Income before extraordinary items per share available to common stockholders	$86,528	256,337,046		$0.34	$54,717	239,817,378		$0.23

	For the Year Ended 2000
	Income (Numerator)	Shares (Denominator)		Per-share Amount
Income before extraordinary items	$116,923
Less preferred stock dividends	(518)

Basic Earnings Per Share
Income before extraordinary items per share available to common stockholders	116,405	204,893,438		$0.57

Effect of Dilutive Securities
Warrants	—	27,420,662
Options	—	5,594,038	(e)
Convertible preferred stock	518	1,055,449	(f)

Diluted Earnings Per Share
Income before extraordinary items per share available to common stockholders	$116,923	238,963,587		$0.49

(a)
Total warrants of 11,900,000 shares were excluded as common stock equivalents in 2001 and 2002, since the average market price of the Class A Common Stock during 2002 was lower than the exercise price of the warrants and the inclusion of the potential shares would be antidilutive.

(b)
Total options of 12,679,000 shares granted in December 1999, 2000, 2001 and 2002 were excluded as common stock equivalents, since the average market price of the Class A Common Stock during 2002 was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

(c)
At December 31, 2001, there were 375,000 shares issued and outstanding of redeemable convertible preferred stock with a conversion rate of 28.252 to Class A Common Stock. On February 25, 2002, the redeemable preferred stock was converted into Class A Common Stock in connection with the Fonovisa acquisition.

(d)
Total options of 10,143,500 shares granted in December 1999, 2000 and 2001 were excluded as common stock equivalents, since the average market price of the Class A Common Stock during 2001 was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

(e)
Options of 3,174,000 shares granted in December 1999 were excluded as common stock equivalents, since the average market price of the Class A Common Stock during 2000 was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

(f)
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

        The adoption of SFAS No. 142 has resulted in a substantial reduction of intangible amortization expense in 2002 since the Company's broadcast licenses and goodwill are no longer being amortized by the Company. On a historic basis, the Company had amortization of intangible assets of $18,100,000, 40,969,000 and $38,736,000 in 2002, 2001 and 2000, respectively. Had this accounting change been in effect in 2001 and 2000, amortization of intangible assets would have been $1,163,000 and $1,225,000, respectively. In order to enhance comparability, below are the effect the accounting change would have had on reported income before extraordinary loss available to common stockholders and earnings-per-share amounts had SFAS No. 142 been in effect:

	2002	2001	2000
	(Dollars in thousands, except for share and per-share data)
Income before extraordinary loss available to common stockholders	$86,503	$54,647	$116,405
Reduction of intangible amortization, net of tax	—	36,522	34,229

Comparative income before extraordinary loss available to common stockholders	$86,503	$91,169	$150,634
Extraordinary loss on extinguishment of debt	—	(2,306)	—

Comparative net income available to common stockholders	$86,503	$88,863	$150,634

Basic Earnings Per Share
Reported income before extraordinary loss available to common stockholders	$0.39	$0.26	$0.57
Reduction of intangible amortization, net of tax	—	0.18	0.17

Comparative income before extraordinary loss available to common stockholders	$0.39	$0.44	$0.74
Extraordinary loss on extinguishment of debt	—	(0.01)	—

Comparative net income available to common stockholders	$0.39	$0.43	$0.74

Weighted average common shares outstanding	224,344,335	208,110,727	204,893,438

Diluted Earnings Per Share
Reported income before extraordinary loss available to common stockholders	$0.34	$0.23	$0.49
Reduction of intangible amortization, net of tax	—	0.15	0.15

Comparative income before extraordinary loss available to common stockholders	$0.34	$0.38	$0.64
Extraordinary loss on extinguishment of debt	—	$(0.01)	—

Comparative net income available to common stockholders	0.34	0.37	0.64

Weighted average common shares outstanding	256,337,046	239,817,378	238,963,587

12.    Early Extinguishment of Debt

        In 2001, the Company's extraordinary loss on extinguishment of debt of $2,306,000 is due to the write-off of deferred financing costs related to its terminated credit facilities.

13. Common Stock, Preferred Stock and Warrants

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

        The Company had 10,000,000 shares of preferred stock, $.01 par value, authorized at December 31, 2002, and 2001.

        In 2001, Televisa made an equity investment in the Company of $375,000,000 and received Class B Preferred Stock that automatically converted, on February 25, 2002, into 10,594,500 shares, based on an arms-length negotiated 6% discount, of the Company's Class A Common Stock upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

        In connection with the changes to the Company's charter documents, the Company issued warrants to both Televisa and Venevision to purchase in the aggregate, in the case of Televisa, 9,000,000 warrants to acquire 6,274,864 additional shares of Class A Common Stock and 2,725,136 additional shares of Class T Stock and, in the case of Venevision, 2,800,000 warrants to acquire 74,864 additional shares of Class A Common Stock and 2,725,136 Class V Stock. The exercise price for the warrants is $38.261 per share. The warrants were issued in exchange for the value of certain rights previously held by the holders of shares of Class T and Class V Stock. At the option of Televisa or Venevision, as the case may be, or if the warrants are not held by Televisa or Venevision or their permitted transferees at the time of exercise, the warrants are exercisable for Class A Common Stock.

        The Company acquired Televisa's music recording company, Fonovisa Music Group, North America's premier Latin music label, for 6 million shares of Class A Common Stock and a warrant to purchase 100,000 shares of Class A Common Stock at an exercise price of $38.261 per share.

        At December 31, 2002, Televisa and Venevision owned a total of 9,102,000 and 30,237,700 warrants, respectively, which includes warrants issued in December 1992. The 1992 warrants are exercisable for Class T and Class V Common Stock at an exercise price of $0.0322 per share. The Company accounted for the warrants issued to Televisa and Venevision, other than the warrant to purchase 100,000 shares issued in connection with the Fonovisa acquisition, within stockholders' equity.

        The Televisa and Venevision warrants cannot be exercised by either Televisa or Venevision (or by any other non-U.S. citizen) if such exercise would result in a violation of the foreign ownership restrictions of the Communications Act of 1934. Subject to certain restrictions, Televisa and Venevision may transfer such warrants. If Televisa and Venevision were to exercise their warrants, their ultimate ownership of the Company would be approximately 15% for Televisa and 18% for Venevision.

14. Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries consist of the following as of December 31, 2002 and 2001:

	2002	2001
	(In thousands)
Entravision Communications Corporation	$336,643	$341,590
Disa Records	84,086	95,720
Investment in minority interest stations	33,330	69,875
Equity Broadcasting Corporation	28,592	28,592
St. Louis/Denver LLC	26,403	—
Other investment	8,122	—

	$517,176	$535,777

        The Company's investments in unconsolidated subsidiaries are all accounted for under the equity method of accounting except for its investment in Equity Broadcasting Corporation ("Equity Broadcasting"), which is accounted for under the cost method of accounting since the Company owns primarily non-voting preferred stock.

        Entravision Communications Corporation is the largest affiliate group of the Company. Entravision operates in 20 of the nation's top 50 Hispanic markets and owns 43 of the Company's affiliated stations. At December 31, 2002, the Company had an approximate 31% equity interest in Entravision. During 2002, the Company reported an Entravision equity loss from unconsolidated subsidiary of $6,845,000, which represents the Company's share of Entravision's net loss reported from December 1, 2001 through November 30, 2002. The Company recognizes its share of Entravision's net income or loss on a one-month lag. In addition, the Company reported a gain on change in Entravision ownership interest of $1,898,000 in 2002. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its subsidiary's stock issuances. At December 31, 2002, the Company's equity interest in Entravision's net book value approximates the carrying value of the Company's investment in Entravision.

        In June 2001, the Company completed the acquisition of a 50% interest in Disa Records for approximately $75,000,000 in cash. In addition, the Company agreed to provide $5,000,000 per year of advertising to Disa Records for the five-year period July 1, 2001 to June 30, 2006. The remaining advertising to be provided, net of agency commissions, is recorded in the accompanying balance sheet as deferred advertising revenues current and long-term. These revenues are being recognized when advertisements are provided. During 2002, the Company reported a Disa Records equity loss from unconsolidated subsidiary of $8,501,000 and received certain tax reimbursement of $3,133,000 that reduced the investment.

        In 2001, the Company had a minority-interest in the San Francisco, Denver, St. Louis and Washington D.C. stations that were part of the USA Broadcasting acquisition for $69,875,000. In August 2001, the Company acquired the assets of the Washington, D.C. station for $59,000,000 through a bankruptcy court proceeding. In January 2002, the Company purchased the remaining interest in the San Francisco station for $41,000,000.

        In June 2001, the Company purchased for $26,000,000 an approximate 20% non-voting preferred stock equity interest in Equity Broadcasting Corporation, which is the ninth-largest broadcasting corporation in the United States with more than 40 full-power and 60 low-power television stations. In addition, in September 2001, the Company purchased an additional 4.9% of Equity Broadcasting's Class A common stock for approximately $2,500,000. This investment is accounted for under the cost method.

        On November 7, 2002, the Company, through its wholly-owned subsidiary TeleFutura, entered into a limited liability company agreement with Roberts Brothers Broadcasting, LLC ("Roberts"), called St. Louis/Denver LLC ("LLC"). In 2002, TeleFutura contributed $26,000,000 and in 2003 contributed its minority interests in the St. Louis and Denver stations of approximately $34,000,000 and Roberts contributed its majority interests in the St. Louis and Denver stations to the LLC. In addition, TeleFutura and Roberts have each entered into Time Brokerage agreements ("TBA") to program the Denver and St. Louis stations, respectively. The TeleFutura TBA became effective on February 23, 2003.

15. Acquisitions

        On April 16, 2002, in an effort to expand its music recording and publishing business, the Company acquired the stock of Fonovisa Inc., Fonovisa S.A. de C.V., America Musical S.A. de C.V. and Fonovisa de Centroamérica S.A. (collectively, "Fonovisa"). Fonovisa is considered to be one of the top record and publishing labels featuring Spanish-language music. The consideration consisted of 6,000,000 shares of Class A Common Stock and a warrant to purchase an additional 100,000 shares of Class A Common Stock at an exercise price of $38.261 per share. The purchase agreement included certain working capital adjustments. The Company is seeking approximately $30,000,000. The Company expects this to be resolved in 2003 either through negotiation between the parties or by binding arbitration. The results of operations of Fonovisa have been included in the accompanying condensed consolidated statement of income since April 16, 2002. The Company has made an allocation of the purchase price as follows:

Purchase price	$234,631,000
Net assets acquired	(19,321,000)
Liabilities assumed	4,922,000
Acquisition costs	1,846,000
Deferred tax liability on identified intangibles	24,453,000

Intangible assets and goodwill	246,531,000
Identified intangibles, primarily artist contracts	(60,380,000)

Goodwill	$186,151,000

        During 2002, the Company incurred amortization expense of $16,812,000 related to the amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition. Artist contracts are contracts acquired under the Fonovisa acquisition and represent agreements between Fonovisa and music artists to produce recording masters to be used primarily for future releases of albums. These contracts are being amortized over 10 years.

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

        The cost for the full-power stations and Station Works was $1,021,271,000 and for the minority interest stations was $78,729,000. Based on the appraisal received in March 2002 regarding the USA Broadcasting properties, the Company made the following purchase price allocation:

Purchase price	$1,021,271,000
Net assets acquired	(58,086,000)
Acquisition costs	5,606,000

Excess purchase price	968,791,000
FCC licenses	(967,143,000)
Tower space lease	(1,648,000)

$—

16. 1996 Performance Award Plan

        In 1996, the Company adopted a 1996 Performance Award Plan (the "Plan") that reserves shares of Class A Common Stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors or Plan Committee (as appointed by the Board). The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

	Basic Earnings Per Share			Diluted Earnings Per Share
	2002	2001	2000	2002	2001	2000
	(In thousands, except per-share data)
Net income available to common stockholders—as reported	$86,503	$52,341	$116,405	$86,528	$52,411	$116,923
Stock-based employee compensation, net of tax	35,486	34,364	27,481	35,486	34,364	27,481

Net income available to common stockholders—pro forma	$51,017	$17,977	$88,924	$51,042	$18,047	$89,442

Earnings per share available to common stockholders—as reported	0.39	0.25	0.57	0.34	0.22	0.49
Earnings per share available to common stockholders—pro forma	0.23	0.09	0.43	0.20	0.08	0.37

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0%, expected volatility of 49.311%, 45.385% and 41.584%, risk-free interest rate of 3.54%, 4.38% and 5.58% and expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy, which results in higher compensation expense in the early years of the vesting period.

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

        Information regarding the Plan for 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Number of shares under stock options:
Outstanding at beginning of year	19,464,520	18,292,020	17,150,536
Granted	3,106,200	3,872,200	3,602,700
Exercised	(2,055,650)	(2,663,200)	(2,431,716)
Canceled	(317,750)	(36,500)	(29,500)

Outstanding at end of year	20,197,320	19,464,520	18,292,020
Available for grant at end of year	6,685,650	9,474,100	13,309,800
Exercisable at end of year	11,971,470	10,572,570	9,400,070
Weighted average exercise price:
Granted	$27.48	$35.34	$36.28
Exercised	$14.61	$10.45	$10.48
Canceled	$40.10	$29.82	$31.12
Outstanding at end of year	$28.22	$27.09	$22.93
Exercisable at end of year	$24.73	$20.59	$15.01
Weighted average fair value of options granted during the period	$14.03	$17.49	$17.86
	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$5.75 - $10.00	1,658,000	3.7 Years	$5.77
$10.01 - $20.00	5,151,720	5.5 Years	$16.35
$20.01 - $30.00	3,052,000	9.9 Years	$27.31
$30.01 - $40.00	7,039,300	8.3 Years	$35.37
$40.01 - $50.00	3,243,700	7.0 Years	$43.48
$50.01 - $56.63	52,600	7.3 Years	$53.38

	20,197,320

	Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$5.75 - $10.00	1,658,000	$5.77
$10.01 - $20.00	5,150,220	$16.34
$20.01 - $30.00	1,500	$27.28
$30.01 - $40.00	2,857,750	$35.46
$40.01 - $50.00	2,277,450	$43.67
$50.01 - $56.63	26,550	$53.35

	11,971,470

        During the year ended December 31, 2002, 2,055,650 options were exercised for 2,055,650 shares of Class A Common Stock, resulting in increases to common stock of $20,557 and to paid-in-capital of $53,620,000, which included a tax benefit of $23,597,000 associated with the transactions.

17. Business Segments

        The Company's principal business segment is television, which includes the operations of the Company's Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations. Beginning in the third quarter of 1999, the Company began allocating resources to Univision Online, which launched its Internet portal during the third quarter of 2000. In April 2001, the Company also launched Univision Music Group, its music publishing and recording division. The Company manages its television, Internet and music businesses separately based on the fundamental differences in their operations. Presented below is segment information pertaining to the Company's television, music and Internet businesses.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Net revenue:
Television	$1,014,223	$871,993	$862,931
Music	64,535	9,670	—
Internet	12,535	6,207	528

Consolidated	1,091,293	887,870	863,459

Direct expenses (excluding depreciation expense):
Television	421,000	325,691	297,678
Music	35,134	5,822	—
Internet	15,261	24,248	14,703

Consolidated	471,395	355,761	312,381

Selling, general and administrative expenses (excluding depreciation expense):
Television	245,844	208,517	205,593
Music	31,482	5,628	—
Internet	10,634	17,465	17,430

Consolidated	287,960	231,610	223,023

Depreciation and amortization:
Television	56,743	78,215	64,528
Music	17,188	24	—
Internet	4,887	5,830	2,237

Consolidated	78,818	84,069	66,765

Operating income (loss):
Television	290,636	259,570	295,132
Music	(19,269)	(1,804)	—
Internet	(18,247)	(41,336)	(33,842)

Consolidated	$253,120	$216,430	$261,290

Capital expenditures:
Television	$87,491	$122,715	$52,599
Music	3,455	356	—
Internet	1,338	7,117	12,070

Consolidated	$92,284	$130,188	$64,669

Total assets:
Television	$3,017,013	$3,054,514	$1,431,825
Music	368,252	104,741	—
Internet	17,131	19,132	16,480

Consolidated	$3,402,396	$3,178,387	$1,448,305

18. Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(In thousands, except share and per-share data)
2002
Net revenues	$214,449	$322,796	$269,834	$284,214	$1,091,293
Income before extraordinary loss	7,599	22,190	20,308	36,431	86,528
Net income	7,599	22,190	20,308	36,431	86,528
Net income available to common stockholders	7,574	22,190	20,308	36,431	86,503
Earnings Per Share Available to Common Stockholders
Basic Earnings Per Share
Income before extraordinary loss	$0.04	$0.10	$0.09	$0.16	$0.39
Net income	0.04	0.10	0.09	0.16	0.39
Diluted Earnings Per Share
Income before extraordinary loss	$0.03	$0.09	$0.08	$0.14	$0.34
Net income	0.03	0.09	0.08	0.14	0.34
2001
Net revenues	$194,865	$237,524	$221,694	$233,787	$887,870
Income before extraordinary loss	6,007	28,903	8,890	10,917	54,717
Net income	6,007	28,573	6,914	10,917	52,411
Net income available to common stockholders	5,937	28,573	6,914	10,917	52,341
Earnings Per Share Available to Common Stockholders
Basic Earnings Per Share
Income before extraordinary loss	$0.03	$0.14	$0.04	$0.05	$0.26
Net income	0.03	0.14	0.03	0.05	0.25
Diluted Earnings Per Share
Income before extraordinary loss	$0.03	$0.12	$0.04	$0.05	$0.23
Net income	0.03	0.12	0.03	0.05	0.22

19. Entravision Summarized Financial Information

        At December 31, 2002, the Company had an approximate 31% equity interest in Entravision. Under the Securities and Exchange Commission's Regulation S-X, since the Company's equity interest share of Entravision's total assets exceeds 10% of the Company's total assets, the Company is required to provide the following summarized financial information:

2002
(Dollars in thousands)
Current assets	$73,522
Non-current assets	1,499,959

Total assets	$1,573,481

Current liabilities	$29,245
Non-current liabilities	428,272
Redeemable convertible preferred stock	100,921
Stockholders' equity	1,015,043

Total liabilities and stockholders' equity	$1,573,481

2002
(Dollars in thousands)
Net revenues	$238,469
Operating expenses (excluding depreciation expense)	182,719
Depreciation and amortization	41,194

Operating income	14,556
Interest expense	(24,982)
Interest income	153
Other expense	(707)

Loss before taxes	(10,980)
Income tax benefit	122

Net loss	$(10,858)

        The complete December 31, 2001 audited financial statements of Entravision, as required by SEC Regulation S-X, are incorporated by reference to Exhibit 99.1 filed with this Annual Report on Form 10-K. Such Exhibit 99.1 contains the portion of Entravision's 2002 Annual Report on Form 10-K that contains their 2002 and 2001 audited financial statements.

20. Subsequent Events (unaudited)

        The Company expects to complete its stock-for-stock acquisition of Hispanic Broadcasting Corporation ("HBC') in the near future pursuant to a definitive merger agreement dated June 11, 2002 in which each share of HBC common stock would be exchanged for the right to receive 0.85 of a share of Univision Class A common stock. HBC is the largest Spanish-language radio broadcaster in the

United States and currently owns and/or operates 63 radio stations in 15 of the top 25 Hispanic markets. In addition, HBC operates HBC Sales Integration, which is one of the largest Spanish-language radio broadcast networks in the United States in terms of audience delivery, and HBCi, which operates HBC's Internet websites and a network of Hispanic community-focused bilingual websites at www.netmio.com. As a result of the merger, the Company expects to issue approximately 93 million Class A common shares, which would represent approximately 29% of its outstanding shares and approximately 14% of its outstanding voting power as of March 15, 2003 assuming no exercise of options or warrants, and the Company expects to reserve approximately 5 million shares for issuance pursuant to HBC stock options that the Company would assume in the acquisition.

        As part of the merger, the Company has reached a tentative agreement with the United States Department of Justice ("DOJ") pursuant to which the Company would exchange all of its shares of capital stock of Entravision for shares of a new class of non-voting preferred stock of Entravision that would not have any consent or other voting rights other than the right to approve (a) a merger, consolidation, business combination, reorganization, dissolution, liquidation, or termination of Entravision; (b) the direct or indirect disposition by Entravision of any interest in any FCC license with respect to any Company-affiliated television station; (c) any amendment of Entravision's charter documents adversely affecting such preferred stock; and (d) any issuance of additional shares of such preferred stock. Any shares of such preferred stock that are transferred by the Company (other than to its affiliates) would automatically convert into Class A common stock of Entravision. The shares would be convertible by the Company in connection with any transfer to a non-affiliate, and the Company would work with Entravision to convert the stock into a new but substantially similar class of common stock if such new class of common stock is authorized. In addition, the Company would be required to sell enough of its Entravision stock so that the Company's ownership of Entravision does not exceed 15% at the end of 3 years and 10% at the end of 6 years. The tentative agreement with the DOJ will have no impact on the Company's existing television station affiliation agreements with Entravision. The Company is working with the DOJ to finalize the agreement.

        Effective March 6, 2003, the Company amended the time brokerage agreement and the option agreement with Raycom Media, Inc. and related parties to eliminate certain performance targets that the Company was required to achieve or Raycom would have the option to terminate the agreements. In return, the Company's lender issued a $20,000,000 stand-by letter of credit on behalf of the Company in favor of Raycom that Raycom can draw on under certain circumstances.

        In February 2003, the Company acquired a full-power television station in Fresno for $35,000,000 from Paxson Communications Inc. The funds for the station purchase came primarily from the Company's revolving credit facility.

        On February 27, 2003, the Company entered into an asset purchase agreement to acquire a full-power television station in Albuquerque for $20,000,000 from Paxson Communications Inc. The Company is awaiting FCC approval. The funds for the station purchase will come primarily from the Company's revolving credit facility.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  SCHEDULE II
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2000, 2001 and 2002 (Dollars in thousands)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per-share data)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, (In thousands, except share and per-share data)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 2000, 2001 and 2002 (In thousands)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, (In thousands)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2002
Major Contractual Obligations For the Year Ended December 31, 2002