Form 10-K/A
period 2002-12-31
UNIVISION COMMUNICATIONS INC
filed 2003-03-27
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 to the Company's annual report on Form 10-K for its fiscal year ended December 31, 2002 is being filed to amend the ratings data table on page 11 of the annual report solely to (i) include 2001 ratings data that had been inadvertently omitted and (ii) reformat the 1998-2000 data by re-aligning that data under the correct year heading. However, the data reported in the ratings data table for the year 2002 was correct and does not need to be amended. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K and does not modify or update the disclosures in the original Form 10-K in any way other than as described in this Explanatory Note.

i

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

Prime Time Ratings Among Hispanic Adults Aged 18 to 49

Network	1998	1999	2000	2001	2002*
Univision Networks*	10.2	11.0	9.7	9.8	10.0
ABC	2.0	2.1	2.2	1.8	1.6
CBS	1.3	1.3	1.3	1.4	1.2
FOX	2.7	2.5	2.4	2.4	1.8
NBC	2.3	2.2	2.1	1.9	1.8
Telemundo	1.5	1.4	2.5	2.5	2.7
Univision Networks'* share	51.0%	53.7%	48.0%	49.5%	52.4%

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Exhibits

Exhibit Number		Description
2.1	(13)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
3.1	(12)	Restated Certificate of Incorporation of the Company
3.2	(5)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3	(16)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.4	(11)	Amended and Restated Bylaws of the Company
4.1	(4)	Form of specimen stock certificate
4.2	(9)	Indenture dated as of July 18, 2001, among Univision Communications Inc. and The Bank of New York as Trustee
4.3	(9)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein, and The Bank of New York as Trustee
10.1	(4)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2.1	(4)	Registration Rights Agreement dated as of October 2, 1996
10.3	(3)	1996 Performance Award Plan
10.4.1	(11)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2	(11)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5	(4)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.6	(11)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1	(4)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2	(11)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3	(11)	Warrant Purchase Agreement dated as of December 19, 2001 by and between Grupo Televisa, S.A. and the Company
10.7.4	(11)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.5	(11)	Warrant Purchase Agreement dated as of December 19, 2001 by and between VVI Investments Corporation and the Company

10.7.6	(11)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.7	(11)	Warrant Purchase Agreement dated as of December 19, 2001 by and between Venevision Investments LLC and the Company
10.7.8	(11)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.9	(16)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002
10.8	(8)
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
10.11	(15)	Voting Agreement, dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.12.1	(1)	Employment Agreement dated as of January 1, 1995, between Univision Television Group, Inc. and George W. Blank
10.12.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and George W. Blank
10.12.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and George W. Blank
10.12.4	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and George W. Blank
10.13.1	(2)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.13.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.4	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between The Univision Network Limited Partnership and Ray Rodriguez
10.14.1	(11)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson

10.14.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and Andrew Hobson
10.14.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and Andrew Hobson
10.14.4	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and Andrew Hobson
10.15.1	(7)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.15.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and C. Douglas Kranwinkle
10.15.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and C. Douglas Kranwinkle
10.15.4	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and C. Douglas Kranwinkle
10.16	(15)	Employment Agreement, dated as of June 11, 2002, by and among Univision Communications Inc. and McHenry Tichenor, Jr.
10.17	(5)	Co-Production Agreement between the Company and Televisa
10.18.1	(6)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.2	(11)	Reimbursement Agreement between the Company and Chartwell Services New York, Inc.
10.19.1	(10)	Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.19.2	(10)	First Amendment to Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.19.3	(10)	Second Amendment to Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.20	(11)	Share Purchase Agreement dated as of December 19, 2001 by and between Fonovisa L.L.C. and Univision Communications Inc.
10.21.1	(11)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.2	(11)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.3	(11)	Second Amendment dated January 11, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.4	(11)	Third Amendment dated February 27, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.5	(11)	Fourth Amendment dated March 7, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
16.1	(14)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 25, 2002

21.1	(16)	Subsidiaries of the Company
23.1		Consent of Ernst & Young LLP
23.2		Consent of McGladrey & Pullen, LLP
24.1	(17)	Power of Attorney (contained on "Signatures" page)
99.1	(16)	Entravision Communications Corporation December 31, 2002 and 2001 audited financial statements

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

(14)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K/A filed June 25, 2002

(15)
Previously filed as an exhibit to Univision Communications Inc.'s Registration Statement on Form S-4 (file No. 333-99037)

(16)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2002

(17)
Previously filed on the signature page to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2002

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to registrant's report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2003.

UNIVISION COMMUNICATIONS INC.
By:	/s/ GEORGE W. BLANK George W. Blank Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment no. 1 to registrant's report on Form 10-K has been signed by the following persons in the capacities and on the dates so indicated.

/s/ A. JERROLD PERENCHIO* A. Jerrold Perenchio	Chairman of the Board and Chief Executive Officer	March 27, 2003
/s/ GEORGE W. BLANK George W. Blank	Executive Vice President and Chief Financial Officer, in his capacities, as Chief Financial Officer and Principal Accounting Officer	March 27, 2003
/s/ EMILIO AZCARRAGA JEAN* Emilio Azcarraga Jean	Director	March 27, 2003
/s/ HAROLD GABA* Harold Gaba	Director	March 27, 2003
/s/ ALAN HORN* Alan Horn	Director	March 27, 2003
/s/ JOHN G. PERENCHIO* John G. Perenchio	Director	March 27, 2003
/s/ ALEJANDRO RIVERA* Alejandro Rivera	Director	March 27, 2003
/s/ RAY RODRIGUEZ* Ray Rodriguez	Director	March 27, 2003
/s/ JUAN VILLALONGA* Juan Villalonga	Director	March 27, 2003
*	by: /s/ GEORGE W. BLANK George W. Blank attorney-in-fact

CERTIFICATION

I, A. Jerrold Perenchio, Chairman and Chief Executive Officer, certify that:

          1.    I have reviewed this annual report on Form 10-K/A of Univision Communications Inc.;

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

Date: March 27, 2003

/s/ A. JERROLD PERENCHIO A. Jerrold Perenchio Chairman and Chief Executive Officer

CERTIFICATION

I, George W. Blank, Chief Financial Officer, certify that:

          1.    I have reviewed this annual report on Form 10-K/A of Univision Communications Inc.;

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

Date: March 27, 2003

/s/ GEORGE W. BLANK George W. Blank Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	(13)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
3.1	(12)	Restated Certificate of Incorporation of the Company
3.2	(5)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3	(16)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.4	(11)	Amended and Restated Bylaws of the Company
4.1	(4)	Form of specimen stock certificate
4.2	(9)	Indenture dated as of July 18, 2001, among Univision Communications Inc. and The Bank of New York as Trustee
4.3	(9)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein, and The Bank of New York as Trustee
10.1	(4)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2.1	(4)	Registration Rights Agreement dated as of October 2, 1996
10.3	(3)	1996 Performance Award Plan
10.4.1	(11)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2	(11)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5	(4)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.6	(11)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1	(4)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2	(11)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3	(11)	Warrant Purchase Agreement dated as of December 19, 2001 by and between Grupo Televisa, S.A. and the Company
10.7.4	(11)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.5	(11)	Warrant Purchase Agreement dated as of December 19, 2001 by and between VVI Investments Corporation and the Company
10.7.6	(11)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001

10.7.7	(11)	Warrant Purchase Agreement dated as of December 19, 2001 by and between Venevision Investments LLC and the Company
10.7.8	(11)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.9	(16)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002
10.8	(8)
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
10.11	(15)	Voting Agreement, dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.12.1	(1)	Employment Agreement dated as of January 1, 1995, between Univision Television Group, Inc. and George W. Blank
10.12.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and George W. Blank
10.12.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and George W. Blank
10.12.4	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and George W. Blank
10.13.1	(2)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.13.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.4	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between The Univision Network Limited Partnership and Ray Rodriguez
10.14.1	(11)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson
10.14.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and Andrew Hobson

10.14.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and Andrew Hobson
10.14.4	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and Andrew Hobson
10.15.1	(7)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.15.2	(11)	Amendment to Employment Agreement dated as of November 14, 2001 between Univision Communications Inc. and C. Douglas Kranwinkle
10.15.3	(11)	Amendment to Employment Agreement dated as of December 17, 2001 between Univision Communications Inc. and C. Douglas Kranwinkle
10.15.4	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and C. Douglas Kranwinkle
10.16	(15)	Employment Agreement, dated as of June 11, 2002, by and among Univision Communications Inc. and McHenry Tichenor, Jr.
10.17	(5)	Co-Production Agreement between the Company and Televisa
10.18.1	(6)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.2	(11)	Reimbursement Agreement between the Company and Chartwell Services New York, Inc.
10.19.1	(10)	Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.19.2	(10)	First Amendment to Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.19.3	(10)	Second Amendment to Stock Purchase Agreement between USA Broadcasting, Inc. and Univision Communications Inc. dated as of January 17, 2001
10.20	(11)	Share Purchase Agreement dated as of December 19, 2001 by and between Fonovisa L.L.C. and Univision Communications Inc.
10.21.1	(11)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.2	(11)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.3	(11)	Second Amendment dated January 11, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.4	(11)	Third Amendment dated February 27, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.21.5	(11)	Fourth Amendment dated March 7, 2002 to letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
16.1	(14)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 25, 2002
21.1	(16)	Subsidiaries of the Company

23.1		Consent of Ernst & Young LLP
23.2		Consent of McGladrey & Pullen, LLP
24.1	(17)	Power of Attorney (contained on "Signatures" page)
99.1	(16)	Entravision Communications Corporation December 31, 2002 and 2001 audited financial statements

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

(14)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K/A filed June 25, 2002

(15)
Previously filed as an exhibit to Univision Communications Inc.'s Registration Statement on Form S-4 (file No. 333-99037)

(16)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2002

(17)
Previously filed on the signature page to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2002

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