Form 10-Q
period 2003-03-31
UNIVISION COMMUNICATIONS INC
filed 2003-05-12
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.
(Exact Name of Registrant as specified in its charter)

Delaware	No. 95-4398884
(State of Incorporation)	(I.R.S. Employer Identification)

Univision Communications Inc.
1999 Avenue of the Stars, Suite 3050
Los Angeles, California 90067
Tel: (310) 556-7676
(Address and telephone number of principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

        There were 160,328,687 shares of Class A Common Stock, 37,462,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of April 21, 2003.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

INDEX

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Financial Introduction

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K/A for December 31, 2002.

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per-share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$44,345	$35,651
Accounts receivable, net	211,064	238,587
Program rights	39,998	36,453
Deferred tax assets	14,584	14,584
Prepaid expenses and other	57,975	59,683

Total current assets	367,966	384,958
Property and equipment, net	469,690	477,854
Intangible assets, net	1,477,040	1,425,168
Goodwill, net	514,273	506,411
Deferred financing costs, net	16,311	17,260
Program rights	36,856	36,700
Investments in unconsolidated subsidiaries	508,116	517,176
Other assets	34,606	36,869

Total assets	$3,424,858	$3,402,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$156,124	$160,433
Income taxes	239	2,140
Accrued interest	12,372	20,550
Accrued license fees	13,074	11,794
Deferred advertising revenues	4,250	4,250
Program rights obligations	17,151	18,647
Current portion of long-term debt and capital lease obligations	5,514	5,408

Total current liabilities	208,724	223,222
Long-term debt including accrued interest	1,371,922	1,353,312
Capital lease obligations	77,505	78,921
Deferred advertising revenues	8,647	9,710
Program rights obligations	29,542	32,909
Deferred tax liabilities	128,074	115,500
Other long-term liabilities	28,378	30,734

Total liabilities	1,852,792	1,844,308

Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; 0 issued and outstanding)	—	—
Common stock, $.01 par value (1,040,000,000 shares authorized; 229,185,775 and 229,129,275 shares issued including shares in treasury at March 31, 2003 and December 31, 2002, respectively)	2,292	2,291
Paid-in-capital	1,220,963	1,219,884
Retained earnings	370,770	358,011
Currency translation adjustment	234	95

	1,594,259	1,580,281
Less common stock held in treasury (1,017,180 shares at cost at March 31, 2003 and December 31, 2002)	(22,193)	(22,193)

Total stockholders' equity	1,572,066	1,558,088

Total liabilities and stockholders' equity	$3,424,858	$3,402,396

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31,

(Dollars in thousands, except share and per-share data)

(Unaudited)

	2003	2002
Net revenues
Television and Internet services	$234,172	$211,774
Music products and publishing	27,483	2,675

Total net revenues	261,655	214,449

Direct operating expenses of television and Internet services	102,636	90,805
Direct operating expenses of music products and publishing	15,425	1,591

Total direct operating expenses (excluding depreciation expense)	118,061	92,396

Selling, general and administrative expenses (excluding depreciation expense)	76,387	67,233
Depreciation and amortization	19,792	14,172

Operating income	47,415	40,648
Interest expense, net	18,592	21,449
Amortization of deferred financing costs	951	982
Equity loss in unconsolidated subsidiaries and other	6,496	6,663
Loss (gain) on change in Entravision ownership interest	296	(1,748)

Income before taxes	21,080	13,302
Provision for income taxes	8,321	5,703

Net income	12,759	7,599
Preferred stock dividend accretion	—	(25)

Net income available to common stockholders	12,759	7,574
Other comprehensive income:
Currency translation adjustment income	139	—

Comprehensive income available to common stockholders	$12,898	$7,574

Basic Earnings Per Share
Net income per share available to common stockholders	$0.06	$0.04

Weighted average common shares outstanding	228,139,567	213,979,011

Diluted Earnings Per Share
Net income per share available to common stockholders	$0.05	$0.03

Weighted average common shares outstanding	257,434,556	252,373,988

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Dollars in thousands)

(Unaudited)

	2003	2002
Net income	$12,759	$7,599
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	16,591	13,850
Loss on sale of fixed assets	6	221
Equity loss in unconsolidated subsidiaries	6,855	4,675
Amortization of intangible assets and deferred financing costs	4,152	1,304
Deferred income taxes	3,274	2,803
Non-cash items	(977)	(984)
Changes in assets and liabilities:
Accounts receivable	27,523	(3,721)
License fees payable	33,031	28,395
Payment of license fees	(31,751)	(27,618)
Program rights	1,178	(23,588)
Prepaid expenses and other assets	(10,829)	1,991
Accounts payable and accrued liabilities	(6,309)	(12,334)
Income taxes	12,482	(31,290)
Income tax benefit from options exercised	283	21,810
Accrued interest	(8,178)	(5,470)
Program rights obligations	(4,863)	23,177
Other, net	(2,416)	578

Net cash provided by operating activities	52,811	1,398

Cash flow from investing activities:
Station acquisitions	(53,010)	(652,236)
Capital expenditures	(11,320)	(31,009)
Investment in unconsolidated subsidiaries	2,203	(61)
Proceeds from sale of fixed assets	2	163

Net cash used in investing activities	(62,125)	(683,143)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	106,000	360,000
Repayment of long-term debt	(88,786)	(61,201)
Exercise of options	796	26,455
Increase in deferred financing costs	(2)	(107)

Net cash provided by financing activities	18,008	325,147

Net increase (decrease) in cash	8,694	(356,598)
Cash beginning of period	35,651	380,829

Cash end of period	$44,345	$24,231

Supplemental disclosure of cash flow information:
Interest paid	$25,658	$26,132

Income taxes (refunded) paid	$(6,893)	$12,183

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2003

(Unaudited)

1.    Organization of the Company

        Univision Communications Inc. and its wholly owned subsidiaries (the "Company," "we," "us" and "our"), the leading Spanish-language media company in the United States, operates in three business segment; television, music and Internet. The Company's operations include Univision Network, the most-watched Spanish-language television network in the United States; Univision Television Group ("UTG"), which owns and operates 17 full-power and 7 low-power television stations ("UTG O&Os"), including full-power stations in 11 of the top 15 U.S. Hispanic markets; TeleFutura, which consists of TeleFutura Network, a 24-hour Spanish-language television network designed to counter-program traditional Spanish-language lineups and draw additional viewers to Spanish language television and TeleFutura Television Group ("TTG"), which owns and operates 16 full-power and 12 low-power television stations ("TTG O&Os"), including full-power stations in 9 of the top 15 U.S. Hispanic markets; Galavisión, the country's leading Spanish-language cable network; Univision Music Group, which includes the Univision Music label, Fonovisa record label and a 50% interest in Disa Records ("Disa"), one of the leading music publishing and recording companies in Mexico, and Univision Online, Inc. ("Univision Online"), which operates the Company's Internet portal, Univision.com. Univision Network's signal covers approximately 97% of all U.S. Hispanic households through UTG O&Os, Univision Network's affiliates (17 full-power and 33 low-power stations) and cable affiliates. TeleFutura Network's signal covers approximately 75% of all U.S. Hispanic households through TTG O&Os, TeleFutura Network's affiliates (2 full-power and 25 low-power stations) and cable affiliates.

2.    Recent Developments

        On February 19, 2003, the Company acquired the assets of a full-power television station in Fresno, California for $35,000,000 from Paxson Communications Inc. The funds for the station purchase came primarily from the Company's revolving credit facility.

        On February 27, 2003, the Company entered into an asset purchase agreement to acquire a full-power television station in Albuquerque, New Mexico for $20,000,000 from Paxson Communications Inc. The Company is awaiting FCC approval. The funds for the station purchase will come primarily from the Company's revolving credit facility.

        On March 31, 2003, the Company acquired the stock of a full-power television station in Raleigh, North Carolina for $19,000,000 from Bahakel Communications, Inc. The funds for the station purchase came primarily from the Company's revolving credit facility.

        The Company has agreed to acquire Hispanic Broadcasting Corporation ("HBC') pursuant to a definitive merger agreement dated June 11, 2002 in which each share of HBC common stock would be exchanged for the right to receive 0.85 of a share of the Company Class A common stock. HBC is the largest Spanish-language radio broadcaster in the United States. As a result of the merger, we expect to issue approximately 93 million Class A common shares and we expect to reserve approximately 5 million shares for issuance pursuant to HBC stock options that we would assume in the acquisition.

        On February 28, 2003, the stockholders of the Company and of HBC approved the previously announced acquisition of HBC by the Company. On March 26, 2003, the Company reached an agreement with the United States Department of Justice ("DOJ") pursuant to which the Company would exchange all of its shares of capital stock of Entravision for shares of a new class of non-voting preferred stock of Entravision that would not have any consent or other voting rights other than the right to approve (a) a merger, consolidation, business combination, reorganization, dissolution, liquidation, or termination of Entravision; (b) the direct or indirect disposition by Entravision of any interest in any FCC license with respect to any Company-affiliated television station; (c) any amendment of Entravision's charter documents adversely affecting such preferred stock; and (d) any issuance of additional shares of such preferred stock. Any shares of such preferred stock that are transferred by the Company (other than to its affiliates) would automatically convert into Class A common stock of Entravision; in addition, such shares can be converted by the Company immediately prior to any transfer to a non-affiliate. The Company has agreed to work with Entravision to convert the preferred stock into a new but substantially similar class of common stock if such new class of common stock is authorized. In addition, the Company would be required to sell enough of its Entravision stock so that the Company's ownership of Entravision does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The agreement with the DOJ will have no impact on the Company's existing television station affiliation agreements with Entravision. The transaction will close upon approval by the Federal Communications Commission.

3.    Changes in Common Stock and Redeemable Convertible Preferred Stock

        During the three months ended March 31, 2003, options were exercised for 56,500 shares of Class A Common Stock, resulting in an increase to Common Stock of $565 and an increase to Paid-in-capital of $1,079,000, which included a tax benefit associated with the transactions of $283,000.

4.    Earnings Per Share

        The following is the reconciliation of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards ("SFAS") No. 128 ("Earnings Per Share"):

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except for share and per-share data):
Net income	$12,759			$7,599
Less preferred stock dividend accretion	—			(25)

Basic Earnings Per Share:
Net income per share available to common stockholders	12,759	228,139,567	$0.06	7,574	213,979,011	$0.04

Effect of Dilutive Securities
Warrants	—	27,404,638		—	28,006,441
Options	—	1,890,351		—	3,796,403
Convertible Preferred Stock	—	—		25	6,592,133

Diluted Earnings Per Share:
Net income per share available to common stockholders	$12,759	257,434,556	$0.05	$7,599	252,373,988	$0.03

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for 2003. As allowed by SFAS No. 123, the Company follows the disclosure requirements of SFAS No. 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value.

        Had compensation cost for the Company's 1996 Performance Award Plan been determined based on the fair value at the grant date for awards in the three months ended March 31, 2003 and 2002 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2003	2002	2003	2002
	(In thousands, except per-share data)
Net income available to common stockholders—as reported	$12,759	$7,574	$12,759	$7,599
Stock-based employee compensation, net of tax	7,495	9,571	7,495	9,571

Net income available to common stockholders—pro forma	$5,264	$(1,997)	$5,264	$(1,972)

Earnings per share available to common stockholders—as reported	$0.06	$0.04	$0.05	$0.03

Earnings per share available to common stockholders—pro forma	$0.02	$(0.01)	$0.02	$(0.01)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2003 and 2002, respectively: dividend yield of 0%, expected volatility of 49.497% and 45.284%, risk-free interest rate of 3.27% and 4.61% and expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy, which results in higher compensation expense in the early years of the vesting period.

5.    Business Segments

        The Company's principal business segment is television broadcasting, which includes the operations of the Company's Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations. The Company launched Univision Online, its Internet portal during the third quarter of 2000.

In April 2001, the Company also launched Univision Music Group, its music publishing and recording division. The Company manages its television, music and Internet businesses separately based on the fundamental differences in their operations. Presented below is segment information pertaining to the Company's television, music and Internet businesses.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Net revenue:
Television	$231,439	$209,163
Music	27,483	2,675
Internet	2,733	2,611

Consolidated	261,655	214,449

Direct expenses:
Television	98,910	86,993
Music	15,425	1,591
Internet	3,726	3,812

Consolidated	118,061	92,396

Selling, general and administrative expenses:
Television	65,294	62,068
Music	8,491	2,279
Internet	2,602	2,886

Consolidated	76,387	67,233

Depreciation and amortization:
Television	15,449	12,776
Music	3,016	25
Internet	1,327	1,371

Consolidated	19,792	14,172

Operating income (loss):
Television	51,786	47,326
Music	551	(1,220)
Internet	(4,922)	(5,458)

Consolidated	$47,415	$40,648

Capital expenditures:
Television	$9,951	$30,759
Music	692	147
Internet	677	103

Consolidated	$11,320	$31,009

Total assets:
Television	$3,039,242	$2,815,729
Music	371,061	102,091
Internet	14,555	20,099

Consolidated	$3,424,858	$2,937,919

6.    Goodwill and Other Intangible Assets Amortization

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 did not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, associated with acquisitions consummated prior to June 30, 2001, ceased being amortized after December 31, 2001 and those related to acquisitions after June 30, 2001 will never be amortized. The broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable FCC rules and regulations. Over the last five years, all licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, a license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses are tested annually for impairment in accordance with paragraph 17 of SFAS No. 142. However, goodwill and other indefinite-lived intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company has evaluated its goodwill and other indefinite-lived intangible assets in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

        Below is an analysis of the Company's intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and aggregate amortization expense for the years 2003 through 2008:

	As of March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$2,591	$729	$1,862
Film contracts	245	108	137
Nielsen contracts	20,700	10,652	10,048
Fonovisa artist, copyright and non-compete contracts	44,580	19,691	24,889

Total	$68,116	$31,180	36,936

Intangible Assets Not Being Amortized
Broadcast licenses			1,422,675
Goodwill			514,273
Music trademarks			15,800
Other intangible assets			1,629

Total			1,954,377

TOTAL NET INTANGIBLE ASSETS			$1,991,313

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$2,591	$671	$1,920
Film contracts	245	104	141
Nielsen contracts	20,700	10,393	10,307
Fonovisa artist, copyright and non-compete contracts	44,580	16,812	27,768

Total	$68,116	$27,980	40,136

Intangible Assets Not Being Amortized
Broadcast licenses			1,367,603
Goodwill			506,411
Music trademarks			15,800
Other intangible assets			1,629

Total			1,891,443

TOTAL NET INTANGIBLE ASSETS			$1,931,579

				TOTAL GOODWILL
	SEGMENTS
GOODWILL RECONCILIATION
	TELEVISION	MUSIC	INTERNET
Net goodwill balance as of December 31, 2001	$289,260	$—	$—	$289,260
Fonovisa goodwill acquired during the year	—	186,151	—	186,151
Station acquisition—deferred tax liability	31,000	—	—	31,000

Balance as of December 31, 2002	320,260	186,151	—	506,411
Station acquisition—deferred tax liability	7,900	—	—	7,900
Fonovisa goodwill adjustments	—	4,841	—	4,841
Reclassification to program rights	(4,879)	—	—	(4,879)

Balance as of March 31, 2003	$323,281	$190,992	$—	$514,273

Estimated Current Year Amortization Expense
For the year ended 12/31/03	$10,300
Estimated Amortization Expenses
For the year ended 12/31/04	$7,600
For the year ended 12/31/05	$5,200
For the year ended 12/31/06	$3,700
For the year ended 12/31/07	$3,100
For the year ended 12/31/08	$2,500

7.    Entravision Investment

        At March 31, 2003, the Company had an approximate 31% equity interest in Entravision. Entravision is a significant unconsolidated subsidiary of the Company that is accounted for under the equity method on a one-month lag. In accordance with the Securities and Exchange Commission's Regulation S-X, the Company is providing the following summarized financial information of Entravision:

	Three Months Ended December 31,		Year Ended December 31,
	2002	2001	2002	2001
	(Dollars in thousands)
Net revenues	$62,499	$53,622	$238,469	$208,908
Operating expenses (excluding depreciation expense)	46,763	40,793	182,719	161,711
Depreciation and amortization	11,153	32,053	41,194	120,017

Operating income (loss)	4,583	(19,224)	14,556	(72,820)
Interest expense	(6,357)	(4,231)	(24,982)	(22,265)
Interest income	19	95	153	1,287
Other income (expense)	118	3,269	(494)	5,004

Loss before taxes	(1,637)	(20,091)	(10,767)	(88,794)
Income tax (expense) benefit	(277)	(1,758)	122	22,999

Net loss	$(1,914)	$(21,849)	$(10,645)	$(65,795)

        During the first and second quarters of 2002, Entravision reported a SFAS No. 142 transitional impairment loss as a cumulative effect of a change in accounting principle. In the third quarter, Entravision reversed its SFAS No. 142 loss based upon finalization of an independent appraisal. Since the Company accounts for its investment in Entravision under the equity method of accounting, the Company adjusted its share of Entravision's SFAS No. 142 impairment loss that it had reported as of March 31, 2002 totaling $8,476,000. Under the guidelines of SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", the Company is reporting this reversal as if it occurred on January 1, 2002 and, therefore, has no impact on the financial results of the Company for the three months ended March 31, 2002.

8.    Subsequent Events

        On April 17, 2003, the Company entered into an asset purchase agreement to acquire a full-power television station in Sacramento for $65,000,000 from Family Stations, Inc. The Company is awaiting FCC approval. The funds for the station purchase will come primarily from the Company's revolving credit facility.

        On April 28, 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc., to form a 50/50joint venture called Spanish Subscription Television LLC. The joint venture was formed to broadcast Televisa's pay television channels, other than general entertainment channels and novelas, in the United States. The joint venture will offer three music video channels and two movie channels. The joint venture, which has not yet been launched, will be jointly controlled by Televisa and the Company with each agreeing to fund $20,000,000 over the first three years of the venture.

Part I, Item 2

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Form 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

        Univision Communications Inc., together with its wholly owned subsidiaries (the "Company," "we," "us" and "our"), operates in three business segments:

  •
  Television: The Company's principal business segment is television, which consists of the Univision, TeleFutura and Galavisión national broadcast and cable television networks, 52 owned-and-operated television stations (33 full-power and 19 low-power) and the Company's television production business.

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

        The majority of the Company's net revenues have been derived from the television segment, including the three networks and the 52 owned-and-operated stations. Television net revenues are generated from the sale of network, national and local spot advertising time, net of agency commissions, and station compensation paid to certain affiliates, as well as subscriber fees.

        Also included in the Company's net revenues are the net revenues of Univision Music Group, Univision Online and other revenues.

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

Revenue Recognition

        The Company's television revenues are recognized when advertising spots are aired, less agency commissions and station compensation costs paid to certain affiliates. Television subscriber fees and a network service fee payable to the Company by the affiliated stations are recognized when earned. Univision Music Group revenues are recognized when products are shipped to distributors less an allowance for returns, cooperative advertising and discounts. The Internet business consists primarily of banner and sponsorship advertising revenues. Banner revenues are recognized as "impressions" are delivered and sponsorship revenues are recognized ratably over their contract period. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Company's online properties.

Accounting for Intangibles and Impairment

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 did not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, associated with acquisitions consummated prior to June 30, 2001, ceased being amortized after December 31, 2001 and those related to acquisitions after June 30, 2001 will never be amortized. The broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable FCC rules and regulations. Over the last five years, all licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, a license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses are tested annually for impairment in accordance with paragraph 17 of SFAS No. 142. However, goodwill and other indefinite-lived intangibles are subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company has evaluated its goodwill and other indefinite-lived intangible assets in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives. The use of the purchase method of accounting requires management to make certain judgments in estimates related to the fair value of assets acquired.

Equity and cost method investment valuation and accounting

        The Company's investments in unconsolidated subsidiaries are all accounted for under the equity method of accounting except for the investment in Equity Broadcasting Corporation, which is accounted for under the cost method of accounting since the Company owns primarily non-voting preferred stock. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. The Company evaluates changes in market conditions and/or operating results of its underlying investments that may result in the inability to recover the carrying value of the investments.

Related Party Transactions

        Televisa and Venevision, which are principal stockholders of the Company, have program license agreements with us that provide our three networks with a substantial amount of their programming. The Company currently pays a royalty fee of approximately 15% of Television net revenues to Televisa and Venevision for their programming, subject to certain adjustments. The Company believes that the program license agreements and all other agreements with Televisa and Venevision have been negotiated as arms-length transactions and are being accounted for in accordance with generally accepted accounting principles.

Three Months Ended March 31, 2003 ("2003"), Compared to Three Months Ended March 31, 2002 ("2002")

        Revenues.    Net revenues were $261,655,000 in 2003 compared to $214,449,000 in 2002, an increase of $47,206,000 or 22%. Existing operations accounted for 10.4% of this growth while 11.6% of the growth was attributable to additional revenues resulting from the music business in 2003 that was primarily related to the acquisition of Fonovisa in April 2002. The Company's television segment revenues were $231,439,000 in 2003 compared to $209,163,000 in 2002, an increase of $22,276,000 or 10.7%. The Company's three networks had an increase in revenues of $15,240,000 or 12.6% resulting primarily from higher prices for advertising spots, improved ratings and greater advertiser awareness of the new TeleFutura network, which launched on January 14, 2002, and improved programming on the cable network. The O&Os had an increase in revenues of $7,036,000 or 8% attributable primarily to the Miami, Phoenix, Fresno, Sacramento and Houston markets, resulting primarily from increased market share and advertiser awareness of the growing importance of the Hispanic market, as well as from new stations in Atlanta, Killeen and Philadelphia. The Company's music segment, which began operations in April 2001, generated revenues of $27,483,000 in 2003 compared to $2,675,000 in 2002, an increase of $24,808,000 primarily related to the acquisition of Fonovisa in April 2002. The Company's Internet segment had revenues of $2,733,000 in 2003 compared to $2,611,000 in 2002, an increase of $122,000 or 4.7%.

        Expenses.    Direct operating expenses increased to $118,061,000 in 2003 from $92,396,000 in 2002, an increase of $25,665,000 or 27.8%. The Company's television segment direct operating expenses were $98,910,000 in 2003 compared to $86,993,000 in 2002, an increase of $11,917,000 or 13.7%. The increase is due primarily to increased license fees paid under the program license agreement of $4,636,000, increased movie and novela costs of $1,328,000, and an increase in other entertainment programming costs of $2,985,000 and sports-related programming costs of $305,000. The Company's music segment had direct operating expenses of $15,425,000 in 2003 compared to $1,591,000 in 2002, an increase of $13,834,000 that is primarily related to the acquisition of Fonovisa in April 2002. The Company's Internet segment had direct operating expenses of $3,726,000 in 2003 compared to $3,812,000 in 2002, an improvement of $86,000. As a percentage of net revenues, direct operating expenses increased from 43.1% in 2002 to 45.1% in 2003.

        Selling, general and administrative expenses increased to $76,387,000 in 2003 from $67,233,000 in 2002, an increase of $9,154,000 or 13.6%. The Company's television segment selling, general and administrative expenses were $65,294,000 in 2003 compared to $62,068,000 in 2002, an increase of $3,226,000 or 5.2%. The increase is due in part to increased promotion costs of $1,287,000, increased research costs of $1,150,000, increased selling costs of $855,000, resulting from higher sales, and increased employee benefit costs of $208,000, offset in part by a decrease in severance costs of $502,000. The Company's music segment had selling, general and administrative expenses of $8,491,000 in 2003 compared to $2,279,000, an increase of $6,212,000 primarily related to the acquisition of Fonovisa in April 2002. The Company's Internet segment had selling, general and administrative expenses of $2,602,000 in 2003 compared to $2,886,000 in 2002, a decrease of $284,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 31.4% in 2002 to 29.2% in 2003.

        Depreciation and Amortization.    Depreciation and amortization increased to $19,792,000 in 2003 from $14,172,000 in 2002, an increase of $5,620,000 or 39.7%. The Company's depreciation expense increased to $16,591,000 in 2003 from $13,850,000 in 2002, an increase of $2,741,000 primarily due to increased capital expenditures and station assets acquired. The Company had amortization of intangible assets of $3,201,000 and $322,000 in 2003 and 2002, respectively, an increase of $2,879,000, which is related to the valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Depreciation and amortization expense for the television segment increased by $2,673,000 to $15,449,000 in 2003 from $12,776,000 in 2002 due to increased depreciation primarily related to higher capital expenditures. Depreciation and amortization expense for the music segment increased by $2,991,000 to $3,016,000 in 2003 from $25,000 in 2002 due primarily to increased intangible amortization of $2,879,000 related to the valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Artist contracts are contracts acquired under the Fonovisa acquisition and represent agreements between Fonovisa and music artists to produce recording masters to be used primarily for future releases of albums. These contracts are being amortized over 10 years. Depreciation and amortization expense for the Internet segment decreased by $44,000 to $1,327,000 in 2003 from $1,371,000 in 2002 due to decreased depreciation expense.

        Operating Income.    As a result of the above factors, operating income increased to $47,415,000 in 2003 from $40,648,000 in 2002, an increase of $6,767,000 or 16.6%. The Company's television segment had operating income of $51,786,000 in 2003 and $47,326,000 in 2002, an increase of $4,460,000. The Company's music segment had operating income of $551,000 in 2003 and an operating loss of $1,220,000 in 2002, an improvement of $1,771,000. The Company's Internet segment had an operating loss of $4,922,000 in 2003 and $5,458,000 in 2002, an improvement of $536,000. The Company's Internet segment is expected to generate an operating loss in 2003. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, operating income decreased from 19% in 2002 to 18.1% in 2003.

        Interest Expense, Net.    Interest expense decreased to $18,592,000 in 2003 from $21,449,000 in 2002, a decrease of $2,857,000 or 13.3%. The decrease is due primarily to lower interest rates on bank borrowings.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $6,496,000 in 2003 from $6,663,000 in 2002, an improvement of $167,000 due to a favorable net change of $303,000 on the disposal of fixed assets offset in part by higher equity losses of $136,000.

        Loss (Gain) on Change in Entravision Ownership Interest.    In 2003, the Company reported a loss on change in Entravision ownership interest of $296,000 compared to a gain of $1,748,000 in 2002. These gains and losses were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its unconsolidated subsidiaries' stock issuances.

        Provision for Income Taxes.    In 2003, the Company reported an income tax provision of $8,321,000, representing $5,142,000 of current tax expense and $3,179,000 of deferred tax expense. In 2002, the Company reported an income tax provision of $5,703,000, representing $2,900,000 of current tax expense and $2,803,000 of deferred tax expense. The total effective tax rate was 39.5% in 2003 and 42.9% in 2002. The Company's effective tax rate of 39.5% for 2003 is lower than the 42.9% for 2002 since the Company's relatively fixed permanent non-deductible tax differences have a lesser effect as financial statement pre-tax income increases.

        Net Income.    As a result of the above factors, the Company reported net income in 2003 of $12,759,000 compared to net income of $7,599,000 in 2002, an increase of $5,160,000 or 67.9%. As a percentage of net revenues, net income increased from 3.5% in 2002 to 4.9% in 2003.

        EBITDA.    EBITDA increased to $67,207,000 in 2003 from $54,820,000 in 2002, an increase of $12,387,000 or 22.6%. As a percentage of net revenues, EBITDA increased from 25.6% in 2002 to 25.7% in 2003.

        "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and is therefore the sum of operating income plus depreciation and amortization. The Company has included EBITDA data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company's ability to service debt and other cash needs. EBITDA is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of EBITDA may vary among companies and industries it should not be used as a measure of performance among companies. Below is a reconciliation of the non-GAAP term EBITDA from operating income, which is the most directly comparable GAAP financial measure, for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Operating income	$47,415	$40,648
Depreciation and amortization	19,792	14,172

EBITDA	$67,207	$54,820

Liquidity and Capital Resources

        The Company's primary source of cash flow is its television operations. Funds for debt service, capital expenditures and operations historically have been provided by cash on hand, funds from operations and by borrowings. At March 31, 2003 cash on hand was $44,345,000.

        Capital expenditures totaled $11,320,000 for the three months ended March 31, 2003. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital improvements, the Company is still in the process of replacing and upgrading several towers, transmitters and antennas. In 2003, the Company plans on spending a total of approximately $85,000,000 that will consist of $27,000,000 for towers, transmitters, antennas and digital technology, $11,000,000 for Univision Network upgrades and facilities expansion, $10,000,000 for the completion of the build-out of TeleFutura Network and station facilities, $3,000,000 for the build-out of the Austin station and approximately $34,000,000 for normal capital improvements and management information systems. The Company expects to fund its capital expenditures primarily with operating cash flow and, if necessary, from proceeds available under its bank facility.

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

Each of the credit facilities will mature on July 18, 2006. At March 31, 2003, the Company had borrowings of $720,000,000 outstanding under its term loan and $156,000,000 outstanding under its revolving credit facility. In addition, the Company has letters of credit outstanding related to the FIFA World Cup Agreement and with Raycom Media, Inc., for the acquisition of the Puerto Rico stations, in the amount of $8,000,000 and $20,000,000, respectively.

        The subsidiaries that guarantee the Company's obligations under its credit agreement also guarantee the Notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. The Company that holds the revolving credit facility, the term loan and the Notes is not a guarantor and has no independent assets or operations. The guarantees of the obligations under the revolving credit facility, term loan and the Notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's. The Company's senior unsecured debt is currently rated BB+ by Standard & Poor's Rating Services and Baa3 by Moody's Investor Service, Inc.

        At March 31, 2003, the Company had an approximate 31% equity interest investment in Entravision of $332,000,000. Entravision is restricted under its credit agreement from making dividend payments.

        Loans made under the revolving credit facility and term loan bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's term loans ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin on its term loans was 1.25% for the three months-ended March 31, 2003. During the first quarter of 2003, the interest rates applicable to the Company's bank credit facilities ranged from approximately 2.56% to 2.66% for LIBOR rate loans and it was 4.50% for prime rate loans. At March 31, 2003, the interest rate applicable to the Company's LIBOR rate loans was approximately 2.6%. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly.

        The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its program license agreements with Televisa or Venevision in a manner the lenders determine is materially adverse to the Company. At March 31, 2003, the Company was in compliance with its financial covenants.

        Effective February 1, 2002, the Company entered into a time brokerage agreement with Raycom Media, Inc. and related parties to manage its two stations in Puerto Rico. Under the agreement, the Company programs WLII-TV 11 in San Juan and WSUR-TV 9 in Ponce, collectively branded as "Teleonce," on behalf of Raycom. The management fee to the Company is $500,000 per year. In addition, the Company entered into an option agreement that expires on December 31, 2004 to acquire these stations for $190,000,000. The purchase price will be reduced if certain earnings targets are met during the period prior to the expiration of the option agreement. Effective March 6, 2003, the Company amended the time brokerage agreement and the option agreement to eliminate certain performance targets that the Company was required to achieve or Raycom would have the option to terminate the agreements. In return, the Company's lender issued a $20,000,000 stand-by letter of credit on behalf of the Company in favor of Raycom that Raycom can draw on if the Company does not exercise the option under certain circumstances. If the Company decides to exercise its option to acquire the Puerto Rico stations, it will be required to find suitable facilities to run its operations since the existing station office lease will expire in November 2004. Any commitment or expenditure resulting from that effort is not included in the capital expenditure forecast outlined above. Additionally, if the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's cost for the stations (including costs) during a period of 90 days from the closing of the Company's acquisition of the stations.

        In July 2000, the Federal Communications Commission released a Public Notice giving official notification that the Company was the winning bidder for a construction permit for a new television station in the Austin, Texas market with a winning bid of $18,798,000. On August 1, 2000, the Company made the required 20% down payment of $3,759,600 while awaiting final approval by the FCC.

        In April 2001, the Company launched a music publishing and recording division, Univision Music Group. In June 2001, the Company acquired a 50% interest in Disa Records, S.A. de C.V. The Company has a call right and the Chavez family has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments. Disa Records is a Mexico-based music recording and publishing company with a large complement of Latin artists. The Company made the foregoing payments primarily with funds from its bank credit facility and expects to make subsequent related payments with funds from the facility.

        On August 9, 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 are due over the term of the agreement with the remaining payments due as follows:

March 5, 2004	$8,000,000
March 5, 2005	8,000,000
30 days before start of 2006 World Cup	33,000,000
45 days after last day of 2006 World Cup	33,000,000

$82,000,000

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

        In 2003, the Company purchased a full-power television station in Fresno, California for $35,000,000 and a full-power television station in Raleigh, North Carolina for $19,000,000. In 2003, the Company provided the payments for its station acquisitions primarily with funds from its bank credit facility. In 2002, the Company had station acquisition costs of approximately $598,000,000 related to the assets acquired from USA Broadcasting, Inc., purchased the majority interest in its TeleFutura San Francisco station for approximately $42,000,000 and acquired a station in Killeen, Texas for approximately $12,000,000. In 2002, the Company provided the payments for its station acquisitions primarily with funds from its bank credit facility and with proceeds from Televisa's equity investment in the Company of $375,000,000.

        On February 27, 2003, the Company entered into an asset purchase agreement to acquire a full-power television station in Albuquerque, New Mexico for $20,000,000 from Paxson

Communications Inc. The Company is awaiting FCC approval. The funds for the station purchase will come primarily from the Company's revolving credit facility.

        In 2003, the Company's music segment renewed contracts with certain artists for firm multi-album commitments of approximately $28,500,000. As part of the contracts, the Company paid approximately $8,000,000 in signing advances, with the remaining balance due based on future album production. The commitments under these contracts are expected to be completed by 2008. These contracts are the only material contractual payment obligations entered into since the commitments reported at December 31, 2002.

        On April 17, 2003, the Company entered into an asset purchase agreement to acquire a full-power television station in Sacramento for $65,000,000 from Family Stations, Inc. The Company is awaiting FCC approval. The funds for the station purchase will come primarily from the Company's revolving credit facility.

        On April 28, 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc., to form a 50/50 joint venture called Spanish Subscription Television LLC. The joint venture was formed to broadcast Televisa's pay television channels, other than general entertainment channels and novelas, in the United States. The joint venture will offer three music video channels and two movie channels. The joint venture, which has not yet been launched, will be jointly controlled by Televisa and the Company with each agreeing to fund $20,000,000 over the first three years of the venture.

        The Company has agreed to acquire Hispanic Broadcasting Corporation ("HBC'), which is the largest Spanish-language radio broadcaster in the United States, pursuant to a definitive merger agreement dated June 11, 2002 in which each share of HBC common stock would be exchanged for the right to receive 0.85 of a share of the Company Class A common stock. The Company expects the acquisition to be accretive to earnings per share.

        On February 28, 2003, the stockholders of the Company and of HBC approved the acquisition of HBC. On March 26, 2003, the Company reached an agreement with the United States Department of Justice ("DOJ") pursuant to which the Company would exchange all of its shares of capital stock of Entravision for shares of a new class of non-voting preferred stock of Entravision that would not have any consent or other voting rights other than the right to approve (a) a merger, consolidation, business combination, reorganization, dissolution, liquidation, or termination of Entravision; (b) the direct or indirect disposition by Entravision of any interest in any FCC license with respect to any Company-affiliated television station; (c) any amendment of Entravision's charter documents adversely affecting such preferred stock; and (d) any issuance of additional shares of such preferred stock. Any shares of such preferred stock that are transferred by the Company (other than to its affiliates) would automatically convert into Class A common stock of Entravision; in addition, such shares can be converted by the Company immediately prior to any transfer to a non-affiliate. The Company has agreed to work with Entravision to convert the preferred stock into a new but substantially similar class of common stock if such new class of common stock is authorized. In addition, the Company would be required to sell enough of its Entravision stock so that the Company's ownership of Entravision does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The cash expected to be realized as a result of the sale of the Entravision stock and the timing of the transactions cannot be determined at this time. The agreement with the DOJ will have no impact on the Company's existing television station affiliation agreements with Entravision. The transaction will close upon approval by the Federal Communications Commission.

        The proposed merger with HBC may give rise to several uncertainties. First, the Company must successfully integrate with HBC in order to achieve the intended benefits of the merger, some of which include lower promotion costs, the opportunity for cross-promotion, and faster revenue growth. Integrating the two businesses will be difficult and may require substantial changes to the way either company currently does business. Furthermore, integration may distract management or employees from the operation of the businesses or may require the combined company to allocate resources that otherwise would be allocated to developing the business or other matters. In addition, upon closing of the pending HBC acquisition, the Company will be required to measure impairment of its investment in Entravision stock under SFAS No. 115 "Accounting for Certain Investments in and Debt and Equity Securities." Under SFAS No. 115, an impairment that is deemed temporary will be charged to "Other Comprehensive Income," while one deemed other than temporary will be reflected in the income statement.

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

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its bank loans at March 31, 2003, a change of 10% in interest rates would have an impact of approximately $2,600,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has foreign exchange exposure in Mexico related to its segments that is immaterial to the Company. In addition, the Company has no derivative instruments or off balance sheet exposure.

Item 4. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

  (b)
  Changes in internal controls

        There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Part II

Item 4. Submission of Matters to a Vote of Security Holders

        A special meeting of the Company stockholders was held on February 28, 2003, at which, stockholders:

  1.
  Approved the issuance of the Company common shares to Hispanic Broadcasting stockholders pursuant to the proposed merger of Hispanic Broadcasting with Univision Acquisition Corporation, a newly formed, wholly owned subsidiary of the Company. The votes cast by the holders of the Class A, Class P, Class T and Class V were as follows: 532,258,859 for, 403,454 against and 1,166,448 abstained.

  2.
  Approved the amendment of Article FOURTH of the Company's certificate of incorporation to increase the Company's total authorized Class A common stock from 300,000,000 to 800,000,000 shares. The votes cast by the holders of the Class A, Class P and Class V were as follows: 512,149,380 for, 6,912,380 against and 1,173,967 abstained.

        The number of shares of the Company's Class A, Class P, Class T and Class V Stock present at the meeting, by proxy or in person, collectively represented 94% of the voting interest of all shares of the aforementioned classes of stock outstanding and eligible to vote at the meeting.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        None

  (b)
  Reports on Form 8-K

        On January 21, 2003, the Company filed Form 8-K/A to amend Item 2 of the Company's Current Report on Form 8-K, filed June 26, 2002 to provide further information on the Company's asset acquisition of the USA Broadcasting stations.

        On February 27, 2003, the Company filed a Form 8-K, Item 5 (Other Events), noting that Hispanic Broadcasting Corporation ("HBC") and the Company had reached a tentative agreement with the United States Department of Justice (DOJ) pursuant to which the DOJ would not object to the Company's acquisition of HBC so long as the Company takes certain actions with respect to its investment in Entravision Communications Corporation. A copy of the press release describing the terms and conditions of the DOJ was filed as an exhibit to Form 8-K.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC. (Registrant)
May 12, 2003	By	/s/ GEORGE W. BLANK George W. Blank Executive Vice President and Chief Financial Officer

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ GEORGE W. BLANK George W. Blank Chief Financial Officer

QuickLinks

INDEX
Financial Introduction
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share and per-share data)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, (Dollars in thousands, except share and per-share data) (Unaudited)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, (Dollars in thousands) (Unaudited)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2003 (Unaudited)
Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURE
CERTIFICATION
CERTIFICATION