Form 10-Q
period 2003-06-30
UNIVISION COMMUNICATIONS INC
filed 2003-08-14
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.
(Exact Name of Registrant as specified in its charter)

Delaware	No. 95-4398884
(State of Incorporation)	(I.R.S. Employer Identification)

Univision Communications Inc.
1999 Avenue of the Stars, Suite 3050
Los Angeles, California 90067
Tel: (310) 556-7676
(address and telephone number of principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☒    NO ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒    NO ☐.

        There were 160,499,637 shares of Class A Common Stock, 37,462,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of July 21, 2003.

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

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per-share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$66,601	$35,651
Accounts receivable, net	243,231	238,587
Program rights	36,546	36,453
Prepaid expenses and other	81,623	74,267

Total current assets	428,001	384,958
Property and equipment, net	468,047	477,854
Intangible assets, net	1,494,930	1,425,168
Goodwill, net	514,105	506,411
Deferred financing costs, net	15,420	17,260
Program rights	37,696	36,700
Investments in unconsolidated subsidiaries	513,639	517,176
Other assets	41,116	36,869

Total assets	$3,512,954	$3,402,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$171,628	$160,433
Income taxes	10,529	2,140
Accrued interest	20,042	20,550
Accrued license fees	13,021	11,794
Deferred advertising revenues	4,250	4,250
Program rights obligations	18,136	18,647
Current portion of long-term debt and capital lease obligations	5,638	5,408

Total current liabilities	243,244	223,222
Long-term debt including accrued interest	1,366,010	1,353,312
Capital lease obligations	76,042	78,921
Deferred advertising revenues	7,585	9,710
Program rights obligations	28,809	32,909
Deferred tax liabilities	145,462	115,500
Other long-term liabilities	27,937	30,734

Total liabilities	1,895,089	1,844,308

Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; 0 issued and outstanding)	—	—
Common stock, $.01 par value (1,040,000,000 shares authorized; 229,389,225 and 229,129,275 shares issued including shares in treasury at June 30, 2003 and December 31, 2002, respectively)	2,294	2,291
Paid-in-capital	1,225,167	1,219,884
Retained earnings	412,383	358,011
Currency translation adjustment	214	95

	1,640,058	1,580,281
Less common stock held in treasury (1,017,180 shares at cost at June 30, 2003 and December 31, 2002)	(22,193)	(22,193)

Total stockholders' equity	1,617,865	1,558,088

Total liabilities and stockholders' equity	$3,512,954	$3,402,396

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30,
(Dollars in thousands, except share and per-share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues:
Television and Internet services	$291,057	$303,838	$525,229	$515,612
Music products and publishing	29,130	18,958	56,613	21,633

Total net revenues	320,187	322,796	581,842	537,245

Direct operating expenses of television and Internet services	107,603	149,158	210,239	239,963
Direct operating expenses of music products and publishing	17,077	8,759	32,502	10,350

Total direct operating expenses (excluding depreciation expense)	124,680	157,917	242,741	250,313

Selling, general and administrative expenses (excluding depreciation expense)	87,316	78,084	163,703	145,317
Depreciation and amortization	19,448	23,075	39,240	37,247

Operating income	88,743	63,720	136,158	104,368

Interest expense, net	18,619	22,185	37,211	43,634
Amortization of deferred financing costs	951	950	1,902	1,932
Equity loss in unconsolidated subsidiaries and other	1,522	738	8,018	7,401
Gain on change in Entravision ownership interest	(1,753)	(235)	(1,457)	(1,983)

Income before taxes	69,404	40,082	90,484	53,384
Provision for income taxes	27,791	17,892	36,112	23,595

Net income	41,613	22,190	54,372	29,789
Preferred stock dividend accretion	—	—	—	(25)

Net income available to common stockholders	41,613	22,190	54,372	29,764
Other comprehensive income:
Currency translation adjustment (expense) income	(20)	26	119	26

Comprehensive income available to common stockholders	$41,593	$22,216	$54,491	$29,790

Basic Earnings Per Share
Net income per share available to common stockholders	$0.18	$0.10	$0.24	$0.14

Weighted average common shares outstanding	228,274,925	227,009,699	228,207,620	220,530,351

Diluted Earnings Per Share
Net income per share available to common stockholders	$0.16	$0.09	$0.21	$0.12

Weighted average common shares outstanding	257,942,003	257,858,105	257,688,653	255,133,832

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Dollars in thousands)
(Unaudited)

	2003	2002
Net income	$54,372	$29,789
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	33,543	29,104
Loss on sale of fixed assets	1	238
Equity loss in unconsolidated subsidiaries	6,620	5,084
Amortization of intangible assets and deferred financing costs	7,599	10,076
Deferred income taxes	17,093	11,951
Non-cash items	(1,951)	(1,965)
Changes in assets and liabilities:
Accounts receivable	(2,962)	(84,040)
License fees payable	73,635	61,072
Payment of license fees	(72,408)	(60,566)
Program rights	6,471	(21,088)
Prepaid expenses and other assets	(25,789)	(5,750)
Accounts payable and accrued liabilities	8,776	19,991
Income taxes	22,768	(26,151)
Income tax benefit from options exercised	1,461	23,480
Accrued interest	(508)	7,029
Program rights obligations	(8,022)	21,265
Other, net	(1,773)	(2,176)

Net cash provided by operating activities	118,926	17,343

Cash flow from investing activities:
Station acquisitions	(73,809)	(668,208)
Capital expenditures	(24,079)	(50,839)
Investment in unconsolidated subsidiaries	(3,707)	2,078
Proceeds from sale of fixed assets	20	163
Other	(40)	(103)

Net cash used in investing activities	(101,615)	(716,909)

Cash flow from financing activities:
Proceeds from long-term debt	191,000	447,000
Repayment of long-term debt	(181,124)	(117,429)
Exercise of options	3,825	29,706
Increase in deferred financing costs	(62)	(139)

Net cash provided by financing activities	13,639	359,138

Net increase (decrease) in cash	30,950	(340,428)
Cash beginning of period	35,651	380,829

Cash end of period	$66,601	$40,401

Supplemental disclosure of cash flow information:
Interest paid	$35,546	$32,896

Income taxes (refunded) paid	$(4,793)	$15,022

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003
(Unaudited)

1. Organization of the Company

        Univision Communications Inc. and its wholly owned subsidiaries (the "Company," "we," "us" and "our"), the leading Spanish-language media company in the United States, operates in three business segments: television, music and Internet. The Company's television operations include Univision Network, its owned and operated television stations, TeleFutura Network, its owned and operated television stations and Galavisión. The Company's music operations include the Univision Music label, Fonovisa record label and a 50% interest in Disa Records ("Disa"). Univision Online, Inc. ("Univision Online"), operates the Company's Internet portal, Univision.com.

2. Recent Developments

        On April 17, 2003, the Company entered into an asset purchase agreement to acquire a full-power television station in Sacramento, California for $65,000,000 from Family Stations, Inc. The Company is awaiting FCC approval. The funds for the station purchase will come primarily from the Company's revolving credit facility.

        On April 28, 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc., to form a 50/50 joint venture called Spanish Subscription Television LLC. The joint venture was formed to broadcast Televisa's pay television channels, other than general entertainment channels and novelas, in the United States. The joint venture, which was launched during the quarter, currently offers two movie channels and one teen lifestyle channel. In the future two additional music video channels will be launched. The joint venture is jointly controlled by Televisa and the Company with each agreeing to fund $20,000,000 over the first three years of the venture. As of June 30, 2003, the Company and Televisa had each funded $2,500,000.

        The Company has entered into an asset purchase agreement to acquire a full-power television station in Tucson, Arizona for approximately $12,000,000 from Sungilt Corporation. The Company is awaiting FCC approval. The funds for the station purchase will come primarily from the Company's revolving credit facility.

        On May 30, 2003, the Company acquired the assets of a full-power television station in Albuquerque, New Mexico for $20,000,000 from Paxson Communications Inc. The funds for the station purchase came primarily from the Company's revolving credit facility.

        The Company has agreed to acquire Hispanic Broadcasting Corporation ("HBC") pursuant to a definitive merger agreement dated June 11, 2002 in which each share of HBC common stock would be exchanged for the right to receive 0.85 of a share of the Company Class A common stock. HBC is the largest Spanish-language radio broadcaster in the United States. As a result of the merger, we expect to issue approximately 93 million Class A common shares and we expect to reserve approximately 5 million shares for issuance pursuant to HBC stock options that we would assume in the acquisition.

        On February 28, 2003, the stockholders of the Company and of HBC approved the transaction. On March 26, 2003, the Company reached an agreement with the United States Department of Justice ("DOJ") allowing the acquisition, provided that prior to the closing the Company exchanges all of its shares of capital stock of Entravision Communications Corporation ("Entravision") for shares of a new class of non-voting preferred stock of Entravision that will not have any consent or other voting rights other than the right to approve (a) a merger, consolidation, business combination, reorganization, dissolution, liquidation, or termination of Entravision; (b) the direct or indirect disposition by Entravision of any interest in any FCC license with respect to any Company-affiliated television station; (c) any amendment of Entravision's charter documents adversely affecting such preferred stock; and (d) any issuance of additional shares of such preferred stock. Any shares of such preferred stock that are transferred by the Company (other than to its affiliates) will automatically convert into Class A common stock of Entravision; in addition, such shares can be converted by the Company immediately prior to any transfer to a non-affiliate. The Company has agreed to work with Entravision to convert the preferred stock into a new but substantially similar class of non-voting common stock if such new class of common stock is authorized. In addition, the Company will be required to sell enough of its Entravision stock so that the Company's ownership of Entravision does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The agreement with the DOJ will have no impact on the Company's existing television station affiliation agreements with Entravision. We expect the transaction to close once we receive approval from the Federal Communications Commission. At June 30, 2003, the Company has approximately $18,000,000 of capitalized merger costs that it will have to expense if it does not complete the acquisition of HBC.

3. Changes in Common Stock and Redeemable Convertible Preferred Stock

        During the three months ended June 30, 2003, options were exercised for 203,450 shares of Class A Common Stock, resulting in an increase to Common Stock of $2,035 and an increase to Paid-in-capital of $4,204,000, which included a tax benefit associated with the transactions of $1,178,000. During the six months ended June 30, 2003, options were exercised for 259,950 shares of Class A Common Stock, resulting in an increase to Common Stock of $2,600 and an increase to Paid-in-capital of $5,283,000, which included a tax benefit associated with the transactions of $1,461,000.

4. Earnings Per Share

        The following is the reconciliation of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards ("SFAS") No. 128 ("Earnings Per Share"):

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except for share and per-share data)
Net income	$41,613			$22,190
Basic Earnings Per Share:
Net income per share available to common stockholders	41,613	228,274,925	$0.18	22,190	227,009,699	$0.10

Effect of Dilutive Securities
Warrants	—	27,409,316		—	27,716,623
Options	—	2,257,762		—	3,131,783

Diluted Earnings Per Share:
Net income per share available to common stockholders	$41,613	257,942,003	$0.16	$22,190	257,858,105	$0.09

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except for share and per-share data)
Net income	$54,372			$29,789
Less preferred stock dividend accretion	—			(25)

Basic Earnings Per Share:
Net income per share available to common stockholders	54,372	228,207,620	$0.24	29,764	220,530,351	$0.14

Effect of Dilutive Securities
Warrants	—	27,406,977		—	27,861,532
Options	—	2,074,056		—	3,464,093
Convertible Preferred Stock	—	—		25	3,277,856

Diluted Earnings Per Share:
Net income per share available to common stockholders	$54,372	257,688,653	$0.21	$29,789	255,133,832	$0.12

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

        Had compensation cost for the Company's 1996 Performance Award Plan been determined based on the fair value at the grant date for awards in the three and six months ended June 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2003	2002	2003	2002
	(In thousands, except per-share data)
Net income available to common stockholders—as reported	$41,613	$22,190	$41,613	$22,190
Stock-based employee compensation, net of tax	7,206	9,348	7,206	9,348

Net income available to common stockholders—pro forma	$34,407	$12,842	$34,407	$12,842

Earnings per share available to common stockholders—as reported	$0.18	$0.10	$0.16	$0.09

Earnings per share available to common stockholders—pro forma	$0.15	$0.06	$0.13	$0.05

	Six Months Ended June 30,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2003	2002	2003	2002
	(In thousands, except per-share data)
Net income available to common stockholders—as reported	$54,372	$29,764	$54,372	$29,789
Stock-based employee compensation, net of tax	14,701	18,919	14,701	18,919

Net income available to common stockholders—pro forma	$39,671	$10,845	$39,671	$10,870

Earnings per share available to common stockholders—as reported	$0.24	$0.14	$0.21	$0.12

Earnings per share available to common stockholders—pro forma	$0.17	$0.05	$0.15	$0.04

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No grants were awarded during the three months ended June 30, 2003. The following weighted-average assumptions were used for grants for the three months ended June 30, 2002 and the six months ended June 30, 2003 and 2002, respectively: dividend yield of 0%, expected volatility of 45.008%, 49.497% and 45.156%, risk-free interest rate of 3.92%, 3.27% and 4.29% and expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy, which results in higher compensation expense in the early years of the vesting period.

5. Business Segments

        The Company's principal business segment is television broadcasting, which includes the operations of the Company's Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations. The Company manages its television, music and Internet businesses separately because of the fundamental differences in their operations. Presented below is segment information pertaining to the Company's television, music and Internet businesses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Net revenue:
Television	$287,922	$300,796	$519,361	$509,959
Music	29,130	18,958	56,613	21,633
Internet	3,135	3,042	5,868	5,653

Consolidated	320,187	322,796	581,842	537,245

Direct expenses:
Television	104,486	145,357	203,396	232,350
Music	17,077	8,759	32,502	10,350
Internet	3,117	3,801	6,843	7,613

Consolidated	124,680	157,917	242,741	250,313

Selling, general and administrative expenses:
Television	75,523	66,681	140,817	128,749
Music	9,271	8,961	17,762	11,240
Internet	2,522	2,442	5,124	5,328

Consolidated	87,316	78,084	163,703	145,317

Operating income (loss) before depreciation and amortization:
Television	107,913	88,758	175,148	148,860
Music	2,782	1,238	6,349	43
Internet	(2,504)	(3,201)	(6,099)	(7,288)

Consolidated	108,191	86,795	175,398	141,615

Depreciation and amortization:
Television	15,790	14,287	31,239	27,063
Music	2,376	7,623	5,392	7,648
Internet	1,282	1,165	2,609	2,536

Consolidated	19,448	23,075	39,240	37,247

Operating income (loss):
Television	92,123	74,471	143,909	121,797
Music	406	(6,385)	957	(7,605)
Internet	(3,786)	(4,366)	(8,708)	(9,824)

Consolidated	$88,743	$63,720	$136,158	$104,368

Capital expenditures:
Television	$10,874	$19,185	$20,825	$49,944
Music	1,816	444	2,508	591
Internet	69	201	746	304

Consolidated	$12,759	$19,830	$24,079	$50,839

Total assets:
Television	$3,112,751	$2,922,684	$3,112,751	$2,922,684
Music	386,411	389,267	386,411	389,267
Internet	13,792	20,447	13,792	20,447

Consolidated	$3,512,954	$3,332,398	$3,512,954	$3,332,398

5. Business Segments (continued)

        Below is a reconciliation of the Company's operating income before depreciation and amortization to operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)
	2003	2002	2003	2002
Operating income before depreciation and amortization	$108,191	$86,795	$175,398	$141,615
Depreciation and amortization	19,448	23,075	39,240	37,247

Operation income	$88,743	$63,720	$136,158	$104,368

6. Goodwill and Other Intangible Assets Amortization

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 did not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses ceased being amortized after December 31, 2001. The broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable FCC rules and regulations. Over the last five years, all licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, a license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses are tested at least annually for impairment in accordance with paragraph 17 of SFAS No. 142. Goodwill and other indefinite-lived intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company has evaluated its goodwill and other indefinite-lived intangible assets in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives. The use of the purchase method of accounting requires management to make certain judgments in estimates related to the fair value of assets acquired.

        Below is an analysis of the Company's intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and aggregate amortization expense for the years 2003 through 2008:

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$2,591	$777	$1,814
Film contracts	245	113	132
Nielsen contracts	20,700	10,911	9,789
Fonovisa artist, copyright and non-compete contracts	44,580	21,877	22,703

Total	$68,116	$33,678	34,438

Intangible Assets Not Being Amortized
Broadcast licenses			1,443,024
Goodwill			514,105
Music trademarks			15,800
Other intangible assets			1,668

Total			1,974,597

TOTAL NET INTANGIBLE ASSETS			$2,009,035

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$2,591	$671	$1,920
Film contracts	245	104	141
Nielsen contracts	20,700	10,393	10,307
Fonovisa artist, copyright and non-compete contracts	44,580	16,812	27,768

Total	$68,116	$27,980	40,136

Intangible Assets Not Being Amortized
Broadcast licenses			1,367,603
Goodwill			506,411
Music trademarks			15,800
Other intangible assets			1,629

Total			1,891,443

TOTAL NET INTANGIBLE ASSETS			$1,931,579

GOODWILL RECONCILIATION

	SEGMENTS
				TOTAL GOODWILL
	TELEVISION	MUSIC	INTERNET
Net goodwill balance as of December 31, 2001	$289,260	$—	$—	$289,260
Fonovisa goodwill acquired during the year	—	186,151	—	186,151
Station acquisition—deferred tax liability	31,000	—	—	31,000

Balance as of December 31, 2002	320,260	186,151	—	506,411
Station acquisition—deferred tax liability	7,900	—	—	7,900
Fonovisa goodwill adjustments	—	4,673	—	4,673
Reclassification to program rights	(4,879)	—	—	(4,879)

Balance as of June 30, 2003	$323,281	$190,824	$—	$514,105

Estimated Current Year Amortization Expense
For the year ended 12/31/03		$10,300
Estimated Amortization Expenses (based on existing intangibles)
For the year ended 12/31/04		$7,600
For the year ended 12/31/05		$5,200
For the year ended 12/31/06		$3,700
For the year ended 12/31/07		$3,100
For the year ended 12/31/08		$2,500

7. Entravision Investment

        At June 30, 2003, the Company had an approximate 30% equity interest in Entravision. Entravision is a significant unconsolidated subsidiary of the Company that is accounted for under the equity method on a one-month lag. Entravision is restricted under its credit agreement from making dividend payments. In accordance with the Securities and Exchange Commission's Regulation S-X, the Company is providing the following summarized financial information of Entravision:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Net revenues	$53,028	$49,128
Operating expenses (excluding depreciation expense)	43,996	41,601
Depreciation and amortization	10,991	7,199

Operating (loss) income	(1,959)	328
Interest expense	(6,311)	(6,655)
Interest income	15	58
Other expense	(49)	(18)

Loss before income taxes	(8,304)	(6,287)
Income tax benefit	1,652	1,333

Net loss	$(6,652)	$(4,954)

        During the first and second quarters of 2002, Entravision reported a SFAS No. 142 transitional impairment loss as a cumulative effect of a change in accounting principle. In the third quarter, Entravision reversed its SFAS No. 142 loss based upon finalization of an independent appraisal. Since the Company accounts for its investment in Entravision under the equity method of accounting, the Company adjusted its share of Entravision's SFAS No. 142 impairment loss that it had reported as of June 30, 2002 totaling $7,887,000 by reversing this charge in its entirety. Under the guidelines of SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", the Company is reporting this reversal as if it occurred on January 1, 2002. See Note 2 regarding changes in the Company's investment in Entravision immediately prior to closing the HBC transaction.

8. New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," (or VIEs) which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is the "primary beneficiary" of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns, or both. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003 and apply to previously established entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. Management is still evaluating the requirements of FIN No. 46 but does not expect that its adoption will have an impact on the Company's financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company's statement of financial position or results of operations.

        In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's statement of financial position or results of operations.

Part I, Item 2

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Form 10-Q
Management's Discussion and Analysis of Financial Condition and Results of Operations

        Univision Communications Inc., together with its wholly owned subsidiaries (the "Company," "we," "us" and "our"), operates in three business segments:

  •
  Television: The Company's principal business segment is television, which consists of the Univision, TeleFutura and Galavisión national broadcast and cable television networks and the Company's television production business.

  •
  Music: The Company's music recording and music publishing business was launched in April 2001 and includes the Univision Music record label, the Fonovisa record label and a 50% interest in Disa Records, which is being accounted for under the equity method.

  •
  Internet: Univision Online, Inc. operates the Company's Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America.

        The majority of the Company's net revenues have been derived from the television segment. Television net revenues are generated from the sale of network, national and local spot advertising time, net of agency commissions, and station compensation paid to certain affiliates, as well as subscriber fees.

        Also included in the Company's total net revenues are the net revenues of Univision Music Group, Univision Online and other revenues.

        Direct operating expenses consist primarily of programming, news and general operating costs.

Critical Accounting Policies

Program Rights for Television Broadcast

        Program costs pursuant to the Program License Agreements with Televisa and Venevision are expensed monthly by the Company as a license fee, which is based on a percentage of the Company's net revenues. All other costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operating expense as the programs are broadcast. In the case of multi-year sports contracts, program costs are charged to operating expense based on the flow-of-income method over the term of the contract.

Revenue Recognition

        The Company's television revenues are recognized when advertising spots are aired, less agency commissions and station compensation costs paid to certain affiliates. Television subscriber fees and a network service fee payable to the Company by the affiliated stations are recognized when earned. Univision Music Group revenues are recognized when products are shipped to customers less an allowance for returns, cooperative advertising and discounts. The Internet business consists primarily of banner and sponsorship advertising revenues. Banner revenues are recognized as "impressions" are delivered and sponsorship revenues are recognized ratably over their contract period. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Company's online properties.

Accounting for Intangibles and Impairment

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 did not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses ceased being amortized after December 31, 2001. The broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable FCC rules and regulations. Over the last five years, all licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, a license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses are tested at least annually for impairment in accordance with paragraph 17 of SFAS No. 142. Goodwill and other indefinite-lived intangibles are subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company has evaluated its goodwill and other indefinite-lived intangible assets in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives. The use of the purchase method of accounting requires management to make certain judgments in estimates related to the fair value of assets acquired.

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

Related Party Transactions

        Televisa and Venevision, which are principal stockholders of the Company, have program license agreements with us that provide our three networks with a substantial amount of their programming. The Company currently pays a license fee of approximately 15% of Television net revenues to Televisa and Venevision for their programming, subject to certain adjustments. The Company believes that the program license agreements and all other agreements with Televisa and Venevision have been negotiated as arms-length transactions.

Six Months Ended June 30, 2003 ("2003"), Compared to Six Months Ended June 30, 2002 ("2002")

        Revenues.    Net revenues were $581,842,000 in 2003 compared to $537,245,000 in 2002, an increase of $44,597,000 or 8.3%. Existing operations accounted for 1.8% of this growth while 6.5% of the growth was attributable to additional music business revenues primarily related to the acquisition of

Fonovisa in April 2002. The Company's television segment revenues were $519,361,000 in 2003 compared to $509,959,000 in 2002, an increase of $9,402,000 or 1.8%. This revenue growth was achieved despite the incremental revenues in 2002 due to the broadcast of World Cup Games during the 2002 period. The Company's three networks had an increase in revenues of $4,898,000 or 1.6%, resulting primarily from higher prices for advertising spots excluding the 2002 World Cup, greater advertiser awareness of the TeleFutura network, which launched on January 14, 2002, and improved programming on the cable network. The O&Os had an increase in revenues of $4,504,000 or 2.1% attributable primarily to the Miami, Fresno, Sacramento, San Francisco and Phoenix markets, resulting primarily from increased market share and advertiser awareness of the growing importance of the Hispanic market, as well as from new stations in Austin, Atlanta, Philadelphia and Raleigh. The Company's music segment generated revenues of $56,613,000 in 2003 compared to $21,633,000 in 2002, an increase of $34,980,000 primarily related to the acquisition of Fonovisa in April 2002. The Company's Internet segment had revenues of $5,868,000 in 2003 compared to $5,653,000 in 2002, an increase of $215,000 or 3.8%.

        Expenses.    Direct operating expenses decreased to $242,741,000 in 2003 from $250,313,000 in 2002, a decrease of $7,572,000 or 3%. The Company's television segment direct operating expenses were $203,396,000 in 2003 compared to $232,350,000 in 2002, a decrease of $28,954,000 or 12.5%. The decrease is due primarily to the elimination of 2002 costs related to the World Cup Games of approximately $55,000,000 offset by increased license fees paid under the program license agreement of $12,563,000, increased movie and novela costs of $1,642,000, an increase in other entertainment programming costs of $5,372,000, increased news and technical costs of $4,507,000 and sports-related programming costs of $2,366,000. The Company's music segment had direct operating expenses of $32,502,000 in 2003 compared to $10,350,000 in 2002, an increase of $22,152,000 that is primarily related to the acquisition of Fonovisa in April 2002. The Company's Internet segment had direct operating expenses of $6,843,000 in 2003 compared to $7,613,000 in 2002, an improvement of $770,000. As a percentage of net revenues, direct operating expenses decreased from 46.6% in 2002 to 41.7% in 2003.

        Selling, general and administrative expenses increased to $163,703,000 in 2003 from $145,317,000 in 2002, an increase of $18,386,000 or 12.7%. The Company's television segment selling, general and administrative expenses were $140,817,000 in 2003 compared to $128,749,000 in 2002, an increase of $12,068,000 or 9.4%. The increase is due in part to increased selling costs of $2,730,000, resulting from higher sales, increased research costs of $2,512,000, increased promotion costs of $2,454,000 and increased employee benefit costs of $1,410,000. The Company's music segment had selling, general and administrative expenses of $17,762,000 in 2003 compared to $11,240,000, an increase of $6,522,000 that is primarily related to the acquisition of Fonovisa in April 2002. The Company's Internet segment had selling, general and administrative expenses of $5,124,000 in 2003 compared to $5,328,000 in 2002, a decrease of $204,000. As a percentage of net revenues, selling, general and administrative expenses increased from 27% in 2002 to 28.1% in 2003.

        Depreciation and Amortization.    Depreciation and amortization increased to $39,240,000 in 2003 from $37,247,000 in 2002, an increase of $1,993,000 or 5.4%. The Company's depreciation expense increased to $33,543,000 in 2003 from $29,103,000 in 2002, an increase of $4,440,000 primarily due to increased capital expenditures and station assets acquired. The Company had amortization of intangible assets of $5,697,000 and $8,144,000 in 2003 and 2002, respectively, a decrease of $2,447,000, which is due primarily to a reduction of intangible assets being amortized based on a final valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Depreciation and amortization expense for the television segment increased by $4,176,000 to $31,239,000 in 2003 from $27,063,000 in 2002 due to increased depreciation primarily related to higher capital expenditures and station assets acquired. Depreciation and amortization expense for the music segment decreased by $2,256,000 to $5,392,000 in 2003 from $7,648,000 in 2002 due primarily to a reduction of intangible assets being amortized based on a final valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Artist contracts are contracts acquired under the Fonovisa acquisition and represent agreements between Fonovisa and music artists to produce recording masters to be used primarily for future releases of albums. These contracts are being amortized over 10 years, but most will be amortized in the first three years. Depreciation and amortization expense for the Internet segment increased by $73,000 to $2,609,000 in 2003 from $2,536,000 in 2002 due to increased capital expenditures.

        Operating Income.    As a result of the above factors, operating income increased to $136,158,000 in 2003 from $104,368,000 in 2002, an increase of $31,790,000 or 30.5%. The Company's television segment had operating income of $143,909,000 in 2003 and $121,797,000 in 2002, an increase of $22,112,000. The Company's music segment had operating income of $957,000 in 2003 and an operating loss of $7,605,000 in 2002, an improvement of $8,562,000. The Company's Internet segment had an operating loss of $8,708,000 in 2003 and $9,824,000 in 2002, an improvement of $1,116,000. The Company's Internet segment is expected to generate an operating loss in 2003. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, operating income increased from 19.4% in 2002 to 23.4% in 2003.

        Interest Expense, Net.    Interest expense decreased to $37,211,000 in 2003 from $43,634,000 in 2002, a decrease of $6,423,000 or 14.7%. The decrease is due primarily to lower interest rates on bank borrowings.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other increased to $8,018,000 in 2003 from $7,401,000 in 2002, an increase of $617,000 due to higher equity losses of $1,011,000 offset by a favorable net change of $394,000 on the disposal of fixed assets.

        Gain on Change in Entravision Ownership Interest.    Gain on change in Entravision ownership interest decreased to $1,457,000 in 2003 from $1,983,000 in 2002, a decrease of $526,000. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its unconsolidated subsidiaries' stock issuances.

        Provision for Income Taxes.    In 2003, the Company reported an income tax provision of $36,112,000, representing $19,100,000 of current tax expense and $17,012,000 of deferred tax expense. In 2002, the Company reported an income tax provision of $23,595,000, representing $11,797,000 of current tax expense and $11,798,000 of deferred tax expense. The total effective tax rate was 40% in 2003 and 44.2% in 2002. The Company's effective tax rate of 40% for 2003 is lower than the 44.2% for 2002 since the Company's relatively fixed permanent non-deductible tax differences have a lesser effect as financial statement pre-tax income increases.

        Net Income.    As a result of the above factors, the Company reported net income in 2003 of $54,372,000 compared to net income of $29,789,000 in 2002, an increase of $24,583,000 or 82.5%. As a percentage of net revenues, net income increased from 5.5% in 2002 to 9.3% in 2003.

        Operating Income before Depreciation and Amortization.    Operating income before depreciation and amortization increased to $175,398,000 in 2003 from $141,615,000 in 2002, an increase of $33,783,000 or 23.9%. The Company's television segment had operating income before depreciation and amortization of $175,148,000 in 2003 and $148,860,000 in 2002, an increase of $26,288,000. The Company's music segment had operating income before depreciation and amortization of $6,349,000 in 2003 and $43,000 in 2002, an increase of $6,306,000. The Company's Internet segment had an operating loss before depreciation and amortization of $6,099,000 in 2003 and $7,288,000 in 2002, an

improvement of $1,189,000. The Company's Internet segment is expected to generate an operating loss before depreciation and amortization in 2003. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, operating income before depreciation and amortization increased from 26.4% in 2002 to 30.1% in 2003.

        The Company uses the key indicator of "operating income before depreciation and amortization" primarily to evaluate the Company's operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company's ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company's performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with Securities and Exchange Commission guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)
Operating income before depreciation and amortization	$175,398	$141,615
Depreciation and amortization	39,240	37,247

Operating income	136,158	104,368
Interest expense, net	37,211	43,634
Amortization of deferred financing costs	1,902	1,932
Equity loss in unconsolidated subsidiaries and other	8,018	7,401
Gain on change in Entravision ownership interest	(1,457)	(1,983)
Provision for income taxes	36,112	23,595

Net income	$54,372	$29,789

	Six Months Ended June 30, 2003
	Consolidated	Television	Music	Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$175,398	$175,148	$6,349	$(6,099)
Depreciation and amortization	39,240	31,239	5,392	2,609

Operating income (loss)	$136,158	$143,909	$957	$(8,708)

	Six Months Ended June 30, 2002
	Consolidated	Television	Music	Internet
Operating income (loss) before depreciation and amortization	$141,615	$148,860	$43	$(7,288)
Depreciation and amortization	37,247	27,063	7,648	2,536

Operating income (loss)	$104,368	$121,797	$(7,605)	$(9,824)

Three Months Ended June 30, 2003 ("2003"), Compared to Three Months Ended June 30, 2002 ("2002")

        Revenues.    Net revenues were $320,187,000 in 2003 compared to $322,796,000 in 2002, a decrease of $2,609,000 or .8%. Existing operations accounted for a 4% revenue decrease offset in part by a 3.2% revenue growth attributable to additional revenues from the music business primarily as a result of the acquisition of Fonovisa in April 2002. The Company's television segment revenues were $287,922,000 in 2003 compared to $300,796,000 in 2002, a decrease of $12,874,000 or 4.3%. The Company's three networks had a decrease in revenues of $10,342,000 or 5.9%, attributable primarily to the loss in 2003 of some incremental revenues generated from the success of the World Cup Games in the 2002 period. The O&Os also had a decrease in revenues of $2,532,000 or 2.0% attributable primarily to the loss of some of the incremental revenues generated from the World Cup Games in 2002. Despite the 2002 World Cup Games' incremental revenues, the O&Os had increased revenues in 2003 from the Fresno, Miami, Sacramento, Bakersfield, San Francisco and Dallas markets as well as from new stations in Austin, Philadelphia, Atlanta and Raleigh. The Company's music segment generated revenues of $29,130,000 in 2003 compared to $18,958,000 in 2002, an increase of $10,172,000 primarily related to the acquisition of Fonovisa in April 2002. The Company's Internet segment had revenues of $3,135,000 in 2003 compared to $3,042,000 in 2002, an increase of $93,000 or 3.1%.

        Expenses.    Direct operating expenses decreased to $124,680,000 in 2003 from $157,917,000 in 2002, a decrease of $33,237,000 or 21%. The Company's television segment direct operating expenses were $104,486,000 in 2003 compared to 145,357,000 in 2002, a decrease of $40,871,000 or 28.1%. The decrease is due primarily to the elimination of 2002 costs related to the World Cup Games of approximately $55,000,000 offset by increased license fees paid under the program license agreement of $7,927,000, increased movie and novela costs of $314,000, an increase in other entertainment programming costs of $2,387,000, increased news and technical costs of $1,831,000 and sports-related programming costs of $2,061,000. The Company's music segment had direct operating expenses of $17,077,000 in 2003 compared to $8,759,000 in 2002, an increase of $8,318,000 that is primarily related to the acquisition of Fonovisa in April 2002. The Company's Internet segment had direct operating expenses of $3,117,000 in 2003 compared to $3,801,000 in 2002, an improvement of $684,000. As a percentage of net revenues, direct operating expenses decreased from 48.9% in 2002 to 38.9% in 2003.

        Selling, general and administrative expenses increased to $87,316,000 in 2003 from $78,084,000 in 2002, an increase of $9,232,000 or 11.8%. The Company's television segment selling, general and administrative expenses were $75,523,000 in 2003 compared to $66,681,000 in 2002, an increase of $8,842,000 or 13.3%. The increase is due in part to increased selling costs of $1,875,000, resulting from higher sales, increased research costs of $1,362,000, increased promotion costs of $1,167,000 and increased employee benefit costs of $1,202,000. The Company's music segment had selling, general and administrative expenses of $9,271,000 in 2003 compared to $8,961,000, an increase of $310,000 that is primarily related to the acquisition of Fonovisa in April 2002. The Company's Internet segment had selling, general and administrative expenses of $2,522,000 in 2003 compared to $2,442,000 in 2002, an increase of $80,000. As a percentage of net revenues, selling, general and administrative expenses increased from 24.2% in 2002 to 27.3% in 2003.

        Depreciation and Amortization.    Depreciation and amortization decreased to $19,448,000 in 2003 from $23,075,000 in 2002, a decrease of $3,627,000 or 15.7%. The Company's depreciation expense increased to $16,952,000 in 2003 from $15,253,000 in 2002, an increase of $1,699,000 primarily due to increased capital expenditures and station assets acquired. The Company had amortization of intangible assets of $2,496,000 and $7,822,000 in 2003 and 2002, respectively, a decrease of $5,326,000, which is due primarily to a reduction of intangible assets being amortized based on a final valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Depreciation and amortization expense for the television segment increased by $1,504,000 to $15,790,000 in 2003 from $14,286,000 in 2002 due to increased depreciation primarily related to higher capital expenditures and station assets acquired. Depreciation and amortization expense for the music segment decreased by $5,248,000 to $2,376,000 in 2003 from $7,624,000 in 2002 due primarily to a reduction of intangible assets being amortized based on a final valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Artist contracts are contracts acquired under the Fonovisa acquisition and represent agreements between Fonovisa and music artists to produce recording masters to be used primarily for future releases of albums. These contracts are being amortized over 10 years, but most will be amortized in the first three years. Depreciation and amortization expense for the Internet segment increased by $117,000 to $1,282,000 in 2003 from $1,165,000 in 2002 due to increased capital expenditures.

        Operating Income.    As a result of the above factors, operating income increased to $88,743,000 in 2003 from $63,720,000 in 2002, an increase of $25,023,000 or 39.3%. The Company's television segment had operating income of $92,123,000 in 2003 and $74,471,000 in 2002, an increase of $17,652,000. The Company's music segment had operating income of $406,000 in 2003 and an operating loss of $6,385,000 in 2002, an improvement of $6,791,000. The Company's Internet segment had an operating loss of $3,786,000 in 2003 and $4,366,000 in 2002, an improvement of $580,000. The Company's Internet segment is expected to generate an operating loss in 2003. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, operating income increased from 19.7% in 2002 to 27.7% in 2003.

        Interest Expense, Net.    Interest expense decreased to $18,619,000 in 2003 from $22,185,000 in 2002, a decrease of $3,566,000 or 16.1%. The decrease is due primarily to lower interest rates on bank borrowings.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other increased to $1,522,000 in 2003 from $738,000 in 2002, an increase of $784,000 due to higher equity losses of $874,000 offset by a favorable net change of $90,000 on the disposal of fixed assets.

        Gain on Change in Entravision Ownership Interest.    Gain on change in Entravision ownership interest increased to $1,753,000 in 2003 from $235,000 in 2002, an increase of $1,518,000. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its unconsolidated subsidiaries' stock issuances.

        Provision for Income Taxes.    In 2003, the Company reported an income tax provision of $27,791,000, representing $13,958,000 of current tax expense and $13,833,000 of deferred tax expense. In 2002, the Company reported an income tax provision of $17,892,000, representing $8,897,000 of current tax expense and $8,995,000 of deferred tax expense. The total effective tax rate was 40% in 2003 and 44.6% in 2002. The Company's effective tax rate of 40% for 2003 is lower than the 44.6% for 2002 since the Company's relatively fixed permanent non-deductible tax differences have a lesser effect as financial statement pre-tax income increases.

        Net Income.    As a result of the above factors, the Company reported net income in 2003 of $41,613,000 compared to net income of $22,190,000 in 2002, an increase of $19,423,000 or 87.5%. As a percentage of net revenues, net income increased from 6.9% in 2002 to 13% in 2003.

        Operating Income before Depreciation and Amortization.    Operating income before depreciation and amortization increased to $108,191,000 in 2003 from $86,795,000 in 2002, an increase of $21,396,000 or 24.7%. The Company's television segment had operating income before depreciation and amortization of $107,913,000 in 2003 and $88,758,000 in 2002, an increase of $19,155,000. The Company's music segment had operating income before depreciation and amortization of $2,782,000 in 2003 and $1,238,000 in 2002, an increase of $1,544,000. The Company's Internet segment had an operating loss before depreciation and amortization of $2,504,000 in 2003 and $3,201,000 in 2002, an improvement of $697,000. The Company's Internet segment is expected to generate an operating loss before depreciation and amortization in 2003. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, operating income before depreciation and amortization increased from 26.9% in 2002 to 33.8% in 2003.

        In accordance with Securities and Exchange Commission guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003	2002
	(Dollars in thousands)
Operating income before depreciation and amortization	$108,191	$86,795
Depreciation and amortization	19,448	23,075

Operating Income	88,743	63,720
Interest expense, net	18,619	22,185
Amortization of deferred financing costs	951	950
Equity loss in unconsolidated subsidiaries and other	1,522	738
Gain on change in Entravision ownership interest	(1,753)	(235)
Provision for income taxes	27,791	17,892

Net income	$41,613	$22,190

	Three Months Ended June 30, 2003
	Consolidated	Television	Music	Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$108,191	$107,913	$2,782	$(2,504)
Depreciation and amortization	19,448	15,790	2,376	1,282

Operating income (loss)	$88,743	$92,123	$406	$(3,786)

	Three Months Ended June 30, 2002
	Consolidated	Television	Music	Internet
Operating income (loss) before depreciation and amortization	$86,795	$88,758	$1,238	$(3,201)
Depreciation and amortization	23,075	14,287	7,623	1,165

Operating income (loss)	$63,720	$74,471	$(6,385)	$(4,366)

Liquidity and Capital Resources

        The Company's primary source of cash flow is its television operations. Funds for debt service, capital expenditures and operations historically have been provided by cash on hand, funds from operations and by borrowings. At June 30, 2003 cash on hand was $66,601,000.

        Capital expenditures totaled $24,079,000 for the six months ended June 30, 2003. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital improvements, the Company is still in the process of replacing and upgrading several towers, transmitters and antennas. In 2003, the Company plans on spending a total of approximately

$80,000,000 that will consist of $26,000,000 for towers, transmitters, antennas and digital technology, $11,000,000 for Univision Network upgrades and facilities expansion, $10,000,000 for the completion of the build-out of TeleFutura Network and station facilities, $3,000,000 for the build-out of the Austin station and approximately $30,000,000 for normal capital improvements and management information systems. The Company expects to fund its capital expenditures primarily with operating cash flow and, if necessary, from proceeds available under its bank facility.

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

        The Company also has a $1.22 billion credit agreement with a syndicate of commercial lenders. The credit agreement consists of a $720,000,000 term loan and a $500,000,000 revolving credit facility. Each of the credit facilities will mature on July 18, 2006. At June 30, 2003, the Company had borrowings of $720,000,000 outstanding under its term loan and $150,000,000 outstanding under its revolving credit facility. In addition, the Company has letters of credit outstanding with Raycom Media, Inc., for the acquisition of the Puerto Rico stations ($20,000,000); Kirch Media WM AG, related to the FIFA World Cup Agreement ($8,000,000); and two additional letters of credit totaling approximately $1,700,000.

        The subsidiaries that guarantee the Company's obligations under its credit agreement also guarantee the Notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The guarantees of the obligations under the revolving credit facility, term loan and the Notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's. The Company's senior unsecured debt is currently rated BB+ by Standard & Poor's Rating Services and Baa3 by Moody's Investor Service, Inc.

        Loans made under the revolving credit facility and term loan bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's term loans ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin on its term loans was 1.25% for the six months ended June 30, 2003. During the six months ended 2003, the interest rates applicable to the Company's bank credit facilities ranged from approximately 2.36% to 2.66% for LIBOR rate loans and from 4.25% to 4.50% for prime rate loans. At June 30, 2003, the interest rate applicable to the Company's LIBOR rate loans was approximately 2.4%. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly.

        The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its program license agreements with Televisa or Venevision in a manner the lenders determine is materially adverse to the Company. At June 30, 2003, the Company was in compliance with its financial covenants.

        At June 30, 2003, the Company had an approximate 30% equity interest investment in Entravision of $334,000,000. Entravision is restricted under its credit agreement from making dividend payments.

        Effective February 1, 2002, the Company entered into a time brokerage agreement with Raycom Media, Inc. and related parties to manage its two stations in Puerto Rico. Under the agreement, the Company programs WLII-TV 11 in San Juan and WSUR-TV 9 in Ponce, collectively branded as "Teleonce," on behalf of Raycom. The management fee to the Company is $500,000 per year. In addition, the Company entered into an option agreement that expires on December 31, 2004 to acquire these stations for $190,000,000. The purchase price will be reduced if certain earnings targets are met during the period prior to the expiration of the option agreement. Effective March 6, 2003, the Company amended the time brokerage agreement and the option agreement to eliminate certain performance targets that the Company was required to achieve or Raycom would have the option to terminate the agreements. In return, the Company's lender issued a $20,000,000 stand-by letter of credit on behalf of the Company in favor of Raycom that Raycom can draw on if the Company does not exercise the option under certain circumstances. If the Company decides to exercise its option to acquire the Puerto Rico stations, it will be required to find suitable facilities to run its operations since the existing station office lease will expire in November 2004. On July 23, 2003, Univision of Puerto Rico entered into a letter of commitment with respect to new facilities. Any commitment or expenditure resulting from that effort is not included in the capital expenditures forecast outlined above. Additionally, if the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's purchase price for the stations (including costs) during a period of 90 days from the closing of the Company's acquisition of the stations.

        The Company has entered into an asset purchase agreement to acquire a full-power television station in Tucson, Arizona for approximately $12,000,000 from Sungilt Corporation. The Company is awaiting FCC approval. The funds for the station purchase will come primarily from the Company's revolving credit facility.

        In July 2000, the Federal Communications Commission released a Public Notice giving official notification that the Company was the winning bidder for a construction permit for a new television station in Blanco, Texas with a winning bid of $18,798,000. On August 1, 2000, the Company made the required 20% down payment of $3,759,600 while awaiting final approval by the FCC.

        In April 2001, the Company launched a music publishing and recording division, Univision Music Group. In June 2001, the Company acquired a 50% interest in Disa Records, S.A. de C.V. The Company has a call right and the Chavez family, who own the other 50% interest in Disa, has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments. Disa Records is a Mexico-based music recording and publishing company with a large complement of Latin artists. The Company expects to make any such payments with funds from the bank credit facility.

        The Company is still seeking approximately $30,000,000 from Televisa for certain working capital adjustments in connection with the acquisition of Fonovisa on April 16, 2002. The Company expects this to be resolved in 2003 either through negotiation between the parties or by binding arbitration.

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

        In 2003, the Company purchased a full-power television station in Fresno, California for $35,000,000, a full-power television station in Albuquerque, New Mexico for $20,000,000 and a full-power television station in Raleigh, North Carolina for $19,000,000. The Company obtained the funds for the payments primarily from its bank credit facility. In 2002, the Company had station acquisition costs of approximately $612,000,000 related to the assets acquired from USA Broadcasting, Inc., the purchase of the majority interest in its TeleFutura San Francisco station for approximately $42,000,000 and the acquisition of a station in Austin, Texas for approximately $12,000,000. Funds for these payments were obtained primarily from its bank credit facility and from proceeds of Televisa's equity investment in the Company of $375,000,000.

        In 2003, the Company's music segment renewed contracts with certain artists for firm multi-album commitments of approximately $28,500,000. As part of the contracts, the Company paid approximately $8,000,000 in signing advances, with the remaining balance due based on future album production. The commitments under these contracts are expected to be completed by 2008. These contracts are the only major contractual payment obligation the music segment entered into since the commitments reported at December 31, 2002.

        On April 17, 2003, the Company entered into an asset purchase agreement to acquire a full-power television station in Sacramento for $65,000,000 from Family Stations, Inc. The Company is awaiting FCC approval. The funds for the station purchase will come primarily from the Company's revolving credit facility.

        On April 28, 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc., to form a 50/50 joint venture called Spanish Subscription Television LLC. The joint venture was formed to broadcast Televisa's pay television channels, other than general entertainment channels and novelas, in the United States. The joint venture, which was launched during the quarter, currently offers two movie channels and one teen lifestyle channel. In the future two additional music video channels will be launched. The joint venture is jointly controlled by Televisa and the Company with each agreeing to fund $20,000,000 over the first three years of the venture. As of June 30, 2003, the Company and Televisa had each funded $2,500,000.

        The Company has agreed to acquire Hispanic Broadcasting Corporation ("HBC"), which is the largest Spanish-language radio broadcaster in the United States, pursuant to a definitive merger agreement dated June 11, 2002 in which each share of HBC common stock would be exchanged for the right to receive 0.85 of a share of the Company Class A common stock. The Company expects the acquisition to be accretive to earnings per share.

        On February 28, 2003, the stockholders of the Company and of HBC approved the acquisition of HBC. On March 26, 2003, the Company reached an agreement with the United States Department of Justice ("DOJ") allowing the acquisition, provided that the Company exchanges all of its shares of capital stock of Entravision Communications Corporation ("Entravision") for shares of a new class of non-voting preferred stock of Entravision that will not have any consent or other voting rights other than the right to approve (a) a merger, consolidation, business combination, reorganization, dissolution, liquidation, or termination of Entravision; (b) the direct or indirect disposition by Entravision of any interest in any FCC license with respect to any Company-affiliated television station; (c) any amendment of Entravision's charter documents adversely affecting such preferred stock; and (d) any issuance of additional shares of such preferred stock. Any shares of such preferred stock that are transferred by the Company (other than to its affiliates) will automatically convert into Class A common stock of Entravision; in addition, such shares can be converted by the Company immediately prior to any transfer to a non-affiliate. The Company has agreed to work with Entravision to convert the preferred stock into a new but substantially similar class of non-voting common stock if such new class of common stock is authorized. In addition, the Company will be required to sell enough of its Entravision stock so that the Company's ownership of Entravision does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The cash expected to be realized as a result of the sale of the Entravision stock and the timing of the transactions cannot be determined at this time. The agreement with the DOJ will have no impact on the Company's existing television station affiliation agreements with Entravision. We expect the transaction will close upon approval from the Federal Communications Commission.

        The proposed merger with HBC may give rise to several uncertainties. First, the Company must successfully integrate with HBC in order to achieve the intended benefits of the merger, some of which include lower promotion costs, the opportunity for cross-promotion, and faster revenue growth. Integrating the two businesses will be difficult and may require substantial changes to the way each company currently does business. Furthermore, integration may distract management and employees from the operation of the businesses or may require the combined company to allocate resources that otherwise would be allocated to developing the business or other matters. In addition, upon closing of the pending HBC acquisition, the Company will be required to measure impairment of its investment in Entravision stock under SFAS No. 115 "Accounting for Certain Investments in and Debt and Equity Securities." Under SFAS No. 115, an impairment that is deemed temporary will be charged to "Other Comprehensive Income," while one deemed other than temporary will be reflected in the income statement. At June 30, 2003, the fair value of our investment in Entravision exceeds our cost basis. At June 30, 2003, the Company has approximately $18,000,000 of capitalized merger costs that it will have to expense if it does not complete the acquisition of HBC.

        The Company expects to explore additional acquisition opportunities to complement and capitalize on our existing business and management. The purchase price for the acquisitions and investments described above as well as any future acquisitions may be paid with (a) cash derived from operating cash flow, (b) proceeds available under bank facilities, (c) proceeds from future debt or equity offerings, or (d) any combination thereof. Based on our current level of operations and planned capital expenditures, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank credit facility, will be adequate to meet future liquidity needs for at least the next twelve months.

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

        Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include cancellation or reductions in advertising; failure of our new or existing businesses to produce projected revenues or cash flow; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the FCC; a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; and unanticipated interruption in our broadcasting for any reason, including acts of terrorism. In addition, the Company has capitalized merger costs that it will have to expense if it does not complete the acquisition of Hispanic Broadcasting. Actual results may differ materially due to these risks and uncertainties and those described in the Company's filings with the Securities and Exchange Commission.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its bank loans at June 30, 2003, a change of 10% in interest rates would have an impact of approximately $2,300,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has immaterial foreign exchange exposure in Mexico. In addition, the Company has no derivative instruments or off balance sheet exposure.

Item 4. Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of June 30, 2003, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company's business.

Part II

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on May 21, 2003, at which stockholders elected Directors and two Alternate Directors and ratified the appointment of Ernst & Young LLP as the Company's independent public accountant for the fiscal year 2003. The number of shares of the Company's Class A, Class P, Class T and Class V Stock present at the meeting, by proxy or in person, collectively represented 95% of the voting interest of all shares of the aforementioned classes of stock outstanding and eligible to vote at the Annual Meeting.

        The holders of the Class A and Class P elected all five Class A/P Directors as follows:

Nominees	Votes For	Votes Withheld
A. Jerrold Perenchio	480,580,408	26,681,669
Harold Gaba	500,504,582	6,757,495
Alan F. Horn	500,503,745	6,758,332
John G. Perenchio	478,676,784	28,585,293
Ray Rodriguez	481,155,385	26,106,692

        A sixth nominee, Juan Villalonga, advised that he could no longer serve due to other commitments, and his nomination was withdrawn.

        The holders of the Class V Common Stock elected Alejandro Rivera as the Class V Director and Victor M. Ferreres Palou as the Class V Alternate Director. All 17,837,164 shares of Class V Common Stock present at the meeting were voted in favor of their election.

        The holders of the Class T Common Stock elected Emilio Azcárraga Jean as the Class T Director and Alfonso De Angoitia as the Class T Alternate Director. All 13,593,034 shares of Class T Common Stock present at the meeting were voted in favor of their election.

        The votes cast by the holders of the Class A, Class P, Class T and Class V for the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountant were as follows: 535,739,225 for, 1,688,073 against and 1,264,977 abstained.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  31.1
  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

  31.2
  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

  32.1
  Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K

        On May 8, 2003, the Company filed a Form 8-K to issue a press release setting forth its financial results for the fiscal quarter ending March 31, 2003. The information was furnished pursuant to Item 9, "Regulation FD Disclosure" and Item 12, "Results of Operations and Financial Condition." A copy of the press release was filed as an exhibit to Form 8-K.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC. (Registrant)
August 11, 2003	By	/s/ GEORGE W. BLANK George W. Blank Executive Vice President and Chief Financial Officer

QuickLinks

  Part I
  Part I, Item 1
  Part I, Item 2
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K