Form 10-Q
period 2003-09-30
UNIVISION COMMUNICATIONS INC
filed 2003-11-14
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.
(Exact Name of Registrant as specified in its charter)

Delaware	No. 95-4398884
(State of Incorporation)	(I.R.S. Employer Identification)

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

        There were 253,609,013 shares of Class A Common Stock, 37,462,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of October 28, 2003.

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

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per-share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$53,944	$35,651
Accounts receivable, net	308,315	238,587
Program rights	37,671	36,453
Prepaid expenses and other	79,948	74,267

Total current assets	479,878	384,958
Property and equipment, net	523,708	477,854
Intangible assets, net	4,987,206	1,425,168
Goodwill, net	1,417,946	506,411
Deferred financing costs, net	14,487	17,260
Program rights	41,097	36,700
Investments in unconsolidated subsidiaries	141,300	488,584
Investments at cost	364,587	28,592
Other assets	43,107	36,869

Total assets	$8,013,316	$3,402,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$215,569	$160,433
Income taxes	11,613	2,140
Accrued interest	9,413	20,550
Accrued license fees	13,479	11,794
Deferred advertising revenues	4,250	4,250
Program rights obligations	22,447	18,647
Current portion of long-term debt and capital lease obligations	5,787	5,408

Total current liabilities	282,558	223,222
Long-term debt including accrued interest	1,346,099	1,353,312
Capital lease obligations	74,526	78,921
Deferred advertising revenues	6,523	9,710
Program rights obligations	30,230	32,909
Deferred tax liabilities	1,222,706	115,500
Other long-term liabilities	28,227	30,734

Total liabilities	2,990,869	1,844,308

Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; 0 issued and outstanding)	—	—
Common stock, $.01 par value (1,040,000,000 shares authorized; 322,470,001 and 229,129,275 shares issued including shares in treasury at September 30, 2003 and December 31, 2002, respectively)	3,225	2,291
Paid-in-capital	4,589,243	1,219,884
Deferred compensation	(2,580)	—
Retained earnings	454,585	358,011
Accumulated other comprehensive income	167	95

	5,044,640	1,580,281
Less common stock held in treasury (1,017,180 shares at cost at September 30, 2003 and December 31, 2002)	(22,193)	(22,193)

Total stockholders' equity	5,022,447	1,558,088

Total liabilities and stockholders' equity	$8,013,316	$3,402,396

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30,
(Dollars in thousands, except share and per-share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues:
Television, radio and Internet services	$295,358	$242,335	$820,587	$757,947
Music products and publishing	25,694	27,499	82,307	49,132

Total net revenues	321,052	269,834	902,894	807,079

Direct operating expenses of television, radio and Internet services	111,138	95,202	321,377	335,165
Direct operating expenses of music products and publishing	15,134	14,282	47,636	24,632

Total direct operating expenses (excluding depreciation expense)	126,272	109,484	369,013	359,797

Selling, general and administrative expenses (excluding depreciation expense)	84,910	74,367	248,613	219,684
Depreciation and amortization	19,935	21,656	59,175	58,903

Operating income	89,935	64,327	226,093	168,695

Interest expense, net	17,848	22,409	55,059	66,043
Amortization of deferred financing costs	951	951	2,853	2,883
Equity (gain) loss in unconsolidated subsidiaries and other	(681)	4,763	7,337	12,164
(Gain) loss on change in Entravision ownership interest	(154)	146	(1,611)	(1,837)

Income before taxes	71,971	36,058	162,455	89,442
Provision for income taxes	29,769	15,750	65,881	39,345

Net income	42,202	20,308	96,574	50,097
Preferred stock dividend accretion	—	—	—	(25)

Net income available to common stockholders	42,202	20,308	96,574	50,072
Other comprehensive income, net of tax:
Currency translation adjustment (expense) income	(47)	55	72	81

Comprehensive income available to common stockholders	$42,155	$20,363	$96,646	$50,153

Basic Earnings Per Share
Net income per share available to common stockholders	$0.18	$0.09	$0.42	$0.22

Weighted average common shares outstanding	236,574,251	228,091,095	231,027,144	223,078,294

Diluted Earnings Per Share
Net income per share available to common stockholders	$0.16	$0.08	$0.37	$0.20

Weighted average common shares outstanding	266,691,131	257,346,284	260,701,446	255,887,004

See Notes to Condensed Consolidated Financial Statement.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Dollars in thousands)
(Unaudited)

	2003	2002
Net income	$96,574	$50,097
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	51,138	44,537
Loss on sale of fixed assets	41	234
Equity loss in unconsolidated subsidiaries	6,233	10,055
Amortization of intangible assets and deferred financing costs	10,891	17,249
Deferred income taxes	30,343	24,283
Non-cash items	(3,359)	(2,944)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(3,706)	(52,217)
License fees payable	113,858	94,155
Payment of license fees	(112,173)	(91,530)
Program rights	1,945	(19,941)
Prepaid expenses and other assets	(212)	(16,585)
Accounts payable and accrued liabilities	14,348	4,200
Income taxes	19,614	(22,991)
Income tax benefit from options exercised	5,040	23,480
Accrued interest	(11,137)	50
Program rights obligations	(2,290)	21,018
Other, net	(4,079)	(5,433)

Net cash provided by operating activities	213,069	77,717

Cash flow from investing activities:
Station acquisitions	(103,886)	(680,839)
Capital expenditures	(37,127)	(69,744)
Investments in unconsolidated subsidiaries	(3,454)	2,850
Proceeds from sale of fixed assets	48	167
Other	(81)	(176)

Net cash used in investing activities	(144,500)	(747,742)

Cash flow from financing activities:
Proceeds from long-term debt	276,000	542,000
Repayment of long-term debt	(335,567)	(248,684)
Exercise of options	9,373	29,706
Increase in deferred financing costs	(82)	(167)

Net cash (used in) provided by financing activities	(50,276)	322,855

Net increase (decrease) in cash	18,293	(347,170)
Cash beginning of period	35,651	380,829

Cash end of period	$53,944	$33,659

Supplemental disclosure of cash flow information:
Interest paid	$43,234	$62,928

Income taxes paid	$10,466	$15,315

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2003
(Unaudited)

1. Organization of the Company

        Univision Communications Inc. and its wholly owned subsidiaries (the "Company," "we," "us" and "our"), the leading Spanish-language media company in the United States, operates in four business segments: television, radio, music and Internet. The Company's television operations include the Univision and TeleFutura networks, the Company's owned and operated television stations and Galavisión. Univision Radio, Inc. ("Univision Radio") operates the Company's radio business, which include its owned and operated radio stations. The Company's music operations include the Univision Music label, Fonovisa record label and a 50% interest in Disa Records ("Disa"). Univision Online, Inc. ("Univision Online") operates the Company's Internet portal, Univision.com.

2. Recent Developments

        On September 22, 2003, the Company completed its acquisition of Hispanic Broadcasting Corporation ("HBC") in which each share of HBC common stock was exchanged for 0.85 of a share of the Company's Class A common stock. HBC owns and/or operates 66 radio stations in 17 of the top 25 Hispanic markets and four stations in Puerto Rico. As a result of the merger, we issued approximately 92.7 million Class A common shares and we reserved approximately 5 million shares for issuance pursuant to HBC stock options that we assumed in the acquisition.

        As part of the consent decree pursuant to which the United States Department of Justice ("DOJ") approved the acquisition, we exchanged all of our shares of capital stock of Entravision Communications Corporation ("Entravision") for shares of a new class of non-voting preferred stock of Entravision that do not have any consent or other voting rights other than the right to approve (a) a merger, consolidation, business combination, reorganization, dissolution, liquidation, or termination of Entravision; (b) the direct or indirect disposition by Entravision of any interest in any FCC licenses with respect to any Company-affiliated television station; (c) any amendment of Entravision's charter documents adversely affecting such preferred stock; and (d) any issuance of additional shares of such preferred stock. Any shares of such preferred stock that are transferred by the Company (other than to its affiliates) will automatically convert into Class A common stock of Entravision; in addition, such shares can be converted by the Company immediately prior to any transfer to a non-affiliate. The Company has agreed to work with Entravision to convert the preferred stock into a new but substantially similar class of non-voting common stock if such new class of common stock is authorized. In addition, the Company is required to sell enough of its Entravision stock so that the Company's ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The exchange will have no impact on the Company's existing television station affiliation agreements with Entravision. At September 30, 2003, the Company began accounting for its investment in Entravision under the cost method of accounting.

        In August 2003, the Company signed a letter of intent to exercise its option to acquire the leased building for its Los Angeles station for approximately $50,000,000. The current lease is capital lease accounted for on the Company's balance sheet. The Company expects the closing to take place in the first quarter of 2004. The funds for the purchase are expected to come from the Company's operations and its revolving credit facility.

        On September 30, 2003, the Company acquired the assets of a radio station in Chicago, Illinois for $32,000,000 from NextMedia Operating, Inc. Approximately $11,000,000 of the purchase price was paid by Hispanic Broadcasting Corporation prior to the merger. The remaining funds for the station purchase came primarily from the Company's cash on hand and its revolving credit facility.

3. Acquisition of Hispanic Broadcasting Corporation

        On September 22, 2003, in an effort to diversify into the radio industry, develop synergies and cross promote these businesses, the Company completed its acquisition of HBC in which each share of HBC common stock was exchanged for 0.85 of a share of the Company's Class A common stock. As a result of the merger, we issued approximately 92.7 million Class A common shares and we reserved approximately 5 million shares for issuance pursuant to HBC stock options that we assumed in the acquisition. The results of operations of Univision Radio have been included in the accompanying condensed consolidated statement of income since September 22, 2003. The Company has made a preliminary allocation of the purchase price. The 92.7 million shares were valued at $35.312, determined by taking the average market price per share of Univision common stock for the two days prior, the day of and two days subsequent to the announcement date (June 12, 2002) of the merger. The HBC options were valued at approximately $80,000,000 using the Black-Scholes option pricing model and the acquisition costs were approximately $30,000,000.

Purchase price, including acquisition costs	$3,383,276,000
Estimated net liabilities assumed	80,431,863

Estimated intangible assets (FCC licenses)	$3,463,707,863

        The Company is in the process of obtaining an appraisal of the assets acquired and liabilities assumed of Univision Radio. Based on the timing of the acquisition, the Company has preliminarily allocated all estimated intangible asset valuation to FCC licenses. In addition, the Company has recorded goodwill of $903,841,000 to provide for a deferred tax liability related to the temporary difference of the estimated identifiable intangible assets. Based on the results of the valuation, the Company may have a material reclassification on its future balance sheet between goodwill and FCC licenses, both of which are expected to have an indefinite life. In addition, there may be other identified intangibles that could have an impact on future expense. These reclassifications could have a material impact on the deferred tax liability referred to above. The appraisal is expected to be completed in the first half of 2004.

        The following unaudited pro forma information gives effect to the merger between the Company and Hispanic Broadcasting and assumes that the transaction had occurred as of the beginning of each period presented. The pro forma information is presented for informational purposes only. You should not rely on the pro forma information as an indication of the results of operations of future periods or the results that actually would have been realized had the companies been a single company during the periods presented. The pro forma information is based upon available information and upon certain assumptions that management of the Company believes are reasonable. The pro forma information includes adjustments that give effect to the merger under the purchase method of accounting. The pro forma information does not reflect any pro forma adjustments for other business acquisitions in 2002 or 2003 by the Company or Hispanic Broadcasting, including the Company's acquisition of Fonovisa Music Group in April 2002, as they do not individually or in the aggregate exceed the threshold for reporting of a significant subsidiary. The pro forma information does not reflect any adjustments for synergies that the Company expects to realize commencing upon consummation of the acquisition.

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Net revenues	$1,106,829	$994,527
Net income	$116,016	$83,907
Basic Earnings Per Share	$0.36	$0.27
Diluted Earnings Per Share	$0.33	$0.24

        Pro forma net income includes merger costs incurred by HBC and charged to operating expenses of $14,355,000 on the nine months ended September 30, 2003 and $3,000,000 for the nine months ended September 30, 2002.

        On October 22, 2003 the National Hispanic Policy Institute ("NHPI") filed a notice of appeal with the United States Court of Appeals for the District of Columbia. The appellee is the Federal Communications Commission (the "FCC"). NHPI is challenging the FCC's decision consenting to the transfer of control of 62 radio stations from Hispanic Broadcasting Corporation to the Company. NHPI is seeking the Court of Appeals's reversal of the FCC's consent and remand for reconsideration.

4. Changes in Common Stock and Paid-in-capital

        During the three months ended September 30, 2003, options were exercised for 403,125 shares of Class A Common Stock, resulting in an increase to Common Stock of $4,031 and an increase to Paid-in-capital of $9,122,000, which included a tax benefit associated with the transactions of $3,579,000. During the nine months ended September 30, 2003, options were exercised for 663,075 shares of Class A Common Stock, resulting in an increase to Common Stock of $6,631 and an increase to Paid-in-capital of $14,406,000, which included a tax benefit associated with the transactions of $5,040,000. On September 22, 2003, the Company issued approximately 92.7 million shares of Class A Common Stock in connection with the acquisition of Hispanic Broadcasting Corporation that resulted in an increase to Common Stock of $927,000 and an increase to Paid-in-capital of $3,354,953,000.

5. Earnings Per Share

        The following is the reconciliation of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards ("SFAS") No. 128 ("Earnings Per Share"):

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except for share and per-share data)
Basic Earnings Per Share:
Net income	$42,202	236,574,251	$0.18	$20,308	228,091,095	$0.09

Effect of Dilutive Securities
Warrants	—	27,413,396		—	27,404,001
Options	—	2,703,484		—	1,851,188

Diluted Earnings Per Share:
Net income	$42,202	266,691,131	$0.16	$20,308	257,346,284	$0.08

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except for share and per-share data)
Net income	$96,574			$50,097
Less preferred stock dividend accretion	—			(25)

Basic Earnings Per Share:
Net income per share available to common stockholders	96,574	231,027,144	$0.42	50,072	223,078,294	$0.22

Effect of Dilutive Securities
Warrants	—	27,409,117		—	27,709,022
Options	—	2,265,185		—	2,926,458
Convertible Preferred Stock	—	—		25	2,173,230

Diluted Earnings Per Share:
Net income per share available to common stockholders	$96,574	260,701,446	$0.37	$50,097	255,887,004	$0.20

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

        Had compensation cost for the Company's 1996 Performance Award Plan been determined based on the fair value at the grant date for awards in the three and nine months ended September 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2003	2002	2003	2002
	(In thousands, except per-share data)
Net income available to common stockholders—as reported	$42,202	$20,308	$42,202	$20,308
Stock-based employee compensation, net of tax	7,276	8,954	7,276	8,954

Net income available to common stockholders—pro forma	$34,926	$11,354	$34,926	$11,354

Earnings per share available to common stockholders—as reported	$0.18	$0.09	$0.16	$0.08

Earnings per share available to common stockholders—pro forma	$0.15	$0.05	$0.13	$0.04

	Nine Months Ended September 30,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2003	2002	2003	2002
	(In thousands, except per-share data)
Net income available to common stockholders—as reported	$96,574	$50,072	$96,574	$50,097
Stock-based employee compensation, net of tax	22,018	27,872	22,018	27,872

Net income available to common stockholders—pro forma	$74,556	$22,200	$74,556	$22,225

Earnings per share available to common stockholders—as reported	$0.42	$0.22	$0.37	$0.20

Earnings per share available to common stockholders—pro forma	$0.32	$0.10	$0.29	$0.09

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, respectively: dividend yield of 0%, expected volatility of 48.827%, 47.361%, 48.989% and 46.451%, risk-free interest rate of 3.39%, 3.58%, 3.36% and 3.87% and expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy for pro forma disclosure, which results in higher compensation expense in the early years of the vesting period.

6. Business Segments

        The Company's principal business segment is television broadcasting, which includes the operations of the Company's Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations. The Company manages its television, radio, music and Internet businesses separately because of the fundamental differences in their operations. Presented below is segment information pertaining to the Company's television, radio, music and Internet businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Net revenue:
Television	$283,901	$239,791	$803,262	$749,750
Radio	7,425	—	7,425	—
Music	25,694	27,499	82,307	49,132
Internet	4,032	2,544	9,900	8,197

Consolidated	321,052	269,834	902,894	807,079

Direct expenses:
Television	106,704	91,501	310,100	323,851
Radio	1,254	—	1,254	—
Music	15,134	14,282	47,636	24,632
Internet	3,180	3,701	10,023	11,314

Consolidated	126,272	109,484	369,013	359,797

Selling, general and administrative expenses:
Television	70,170	60,285	210,987	189,034
Radio	2,730	—	2,730	—
Music	9,462	11,463	27,224	22,703
Internet	2,548	2,619	7,672	7,947

Consolidated	84,910	74,367	248,613	219,684

Operating income (loss) before depreciation and amortization:
Television	107,027	88,005	282,175	236,865
Radio	3,441	—	3,441	—
Music	1,098	1,754	7,447	1,797
Internet	(1,696)	(3,776)	(7,795)	(11,064)

Consolidated	109,870	85,983	285,268	227,598

Depreciation and amortization:
Television	16,390	14,484	47,629	41,547
Radio	288	—	288	—
Music	2,239	6,002	7,631	13,650
Internet	1,018	1,170	3,627	3,706

Consolidated	19,935	21,656	59,175	58,903

Operating income (loss):
Television	90,637	73,521	234,546	195,318
Radio	3,153	—	3,153	—
Music	(1,141)	(4,248)	(184)	(11,853)
Internet	(2,714)	(4,946)	(11,422)	(14,770)

Consolidated	$89,935	$64,327	$226,093	$168,695

Capital expenditures:
Television	$12,621	$18,489	$33,446	$68,433
Radio	15	—	15	—
Music	260	403	2,768	994
Internet	152	13	898	317

Consolidated	$13,048	$18,905	$37,127	$69,744

Total assets:
Television			$3,078,624	$2,911,159
Radio			4,549,501	—
Music			369,636	392,940
Internet			15,555	17,133

Consolidated			$8,013,316	$3,321,232

        Below is a reconciliation of the Company's operating income before depreciation and amortization to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Operating income before depreciation and amortization	$109,870	$85,983	$285,268	$227,598
Depreciation and amortization	19,935	21,656	59,175	58,903

Operating income	89,935	64,327	226,093	168,695
Interest expense, net	17,848	22,409	55,059	66,043
Amortization of deferred financing costs	951	951	2,853	2,883
Equity (gain) loss in unconsolidated subsidiaries and other	(681)	4,763	7,337	12,164
(Gain) loss on change in Entravision ownership interest	(154)	146	(1,611)	(1,837)

Income before taxes	71,971	36,058	162,455	89,442
Provision for income taxes	29,769	15,750	65,881	39,345

Net income	$42,202	$20,308	$96,574	$50,097

7. Goodwill and Other Intangible Assets Amortization

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 did not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses ceased being amortized after December 31, 2001. The broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable FCC rules and regulations. Over the last five years, all licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, a license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses are tested at least annually for impairment in accordance with paragraph 17 of SFAS No. 142. Goodwill and other indefinite-lived intangibles will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company evaluated its goodwill and other indefinite-lived intangible assets, as of October 1, 2002, in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and concluded that it did not have an impairment loss related to these assets. The Company is in the process of completing its annual impairment test. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives. The use of the purchase method of accounting requires management to make certain judgments in estimates related to the fair value of assets acquired. The Company has made a preliminary allocation of the purchase price to unamortizable intangibles (FCC licenses) and expects that an appraisal of Univision Radio will be completed in the first half of 2004.

        Below is an analysis of the Company's intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and aggregate amortization expense for the years 2003 through 2008:

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$2,591	$827	$1,764
Film contracts	245	117	128
Nielsen contract	20,700	11,169	9,531
Master recordings	635	12	623
Fonovisa artist, copyright and non-compete contracts	44,580	23,871	20,709

Total	$68,751	$35,996	32,755

Intangible Assets Not Being Amortized
Broadcast licenses			4,936,942
Goodwill			1,417,946
Music trademarks			15,800
Other intangible assets			1,709

Total			6,372,397

TOTAL NET INTANGIBLE ASSETS, INCLUDING GOODWILL			$6,405,152

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$2,591	$671	$1,920
Film contracts	245	104	141
Nielsen contract	20,700	10,393	10,307
Fonovisa artist, copyright and non-compete contracts	44,580	16,812	27,768

Total	$68,116	$27,980	40,136

Intangible Assets Not Being Amortized
Broadcast licenses			1,367,603
Goodwill			506,411
Music trademarks			15,800
Other intangible assets			1,629

Total			1,891,443

TOTAL NET INTANGIBLE ASSETS, INCLUDING GOODWILL			$1,931,579

GOODWILL RECONCILIATION

	SEGMENTS
					TOTAL GOODWILL
	TELEVISION	RADIO	MUSIC	INTERNET
Net goodwill balance as of December 31, 2001	$289,260	$—	$—	$—	$289,260
Fonovisa goodwill acquired during the year	—	—	186,151	—	186,151
Station acquisition—deferred tax liability	31,000	—	—	—	31,000

Balance as of December 31, 2002	320,260	—	186,151	—	506,411
Station acquisition—deferred tax liability	7,900	—	—	—	7,900
Fonovisa goodwill adjustments	—	—	4,673	—	4,673
Reclassification to program rights	(4,879)	—	—	—	(4,879)
Radio acquisition—deferred tax liability	—	903,841	—	—	903,841

Balance as of September 30, 2003	$323,281	$903,841	$190,824	$—	$1,417,946

Estimated Current Year Amortization Expense
For the year ended 12/31/03			$10,300
Estimated Amortization Expenses (based on existing intangibles)
For the year ended 12/31/04			$7,700
For the year ended 12/31/05			$5,300
For the year ended 12/31/06			$3,700
For the year ended 12/31/07			$3,200
For the year ended 12/31/08			$2,600

8. Entravision Investment

       In connection with the completion of the HBC merger, the Company restructured its ownership interest in Entravision by exchanging its common stock for non-voting preferred stock. At September 30, 2003, the Company began accounting for its investment in Entravision under the cost method of accounting. Entravision is restricted under its credit agreement from making dividend payments. In accordance with the Securities and Exchange Commission's Regulation S-X, the Company is providing the following summarized financial information of Entravision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Net revenues	$64,148	$57,017	$112,418	$101,565
Operating expenses (excluding depreciation expense)	43,984	41,312	83,094	78,564
Depreciation and amortization	10,966	8,317	21,821	15,381

Operating income	9,198	7,388	7,503	7,620
Interest expense, net	(7,098)	(5,906)	(13,393)	(12,501)
Other income (expense)	260	(340)	211	(358)

Income (loss) before income taxes	2,360	1,142	(5,679)	(5,239)
Income tax (expense) benefit	(1,183)	(5,863)	470	(4,523)

Net income (loss) before discontinued operations	1,177	(4,721)	(5,209)	(9,762)
Income (loss) from discontinued operations	(1)	365	(272)	452

Net income (loss)	$1,176	$(4,356)	$(5,481)	$(9,310)

        During the first and second quarters of 2002, Entravision reported a SFAS No. 142 transitional impairment loss as a cumulative effect of a change in accounting principle. In the third quarter, Entravision reversed its SFAS No. 142 loss based upon finalization of an independent appraisal. Since at the time the Company accounted for its investment in Entravision under the equity method of accounting, the Company adjusted its share of Entravision's SFAS No. 142 impairment loss that it had reported as of June 30, 2002 totaling $7,887,000 by reversing this charge in its entirety. Under the guidelines of SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", the Company is reporting this reversal as if it occurred on January 1, 2002. See Note 2 regarding changes in the Company's investment in Entravision immediately prior to closing the HBC transaction.

9. New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," (or VIEs) which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is the "primary beneficiary" of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns, or both. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003 and for the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. Management is still evaluating the requirements of FIN No. 46 but does not expect that its adoption will have an impact on the Company's financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's statement of financial position or results of operations.

        In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has assessed the impact of this new standard and determined that the adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

10. Subsequent Events

        On October 1, 2003, the Company reached an agreement to purchase the assets of WLIR (FM) from Jarad Broadcasting Company, Inc. and the Morey Organization, Inc., for approximately $60,000,000 in cash. WLIR (FM) includes a class A radio station serving Long Island, New York and New York City. The Company is in the process of completing the necessary regulatory filings with respect to the transaction and is awaiting FCC approval. The transaction is expected to close in the first quarter of 2004. The funds for the station purchase are expected to come primarily from the Company's revolving credit facility.

        On October 15, 2003, the Company issued three-, four- and five-year Senior Notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company's new 2.875%, 3.5%, 3.875% Senior Notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. We received net proceeds of $694,526,000 from the issuance of the new Senior Notes, which pay simple interest on April 15 and October 15 of each year. The Company used most of the proceeds to pay its entire bank revolving credit facility of $100,000,000 and $520,000,000 of its bank term loan facility. Consequently, the Company will not be allowed to re-borrow $520,000,000 of the term facility under the terms of the bank credit agreement. As a result of this transaction, the Company reduced its interest expense rate that would have been payable under its bank credit facility by 1.25%. In the fourth quarter of 2003, the Company will write-off approximately $3,600,000 of non-cash pre-tax deferred financing costs related to its term loan facility. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that resulted in a cash flow hedge that is perfectly effective and the accounting will have no impact on future earnings.

        On November 5, 2003, the Company acquired the assets of a full-power television station in Tucson, Arizona for approximately $13,500,000 from Sungilt Corporation. The station will be an affiliate of the Univision Network. The funds for the station purchase came primarily from the Company's revolving credit facility.

        On November 7, 2003, the Company acquired the assets of a radio station in Austin, Texas for approximately $16,800,000. The funds for the station purchase came from the Company's cash on hand.

Part I, Item 2

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Form 10-Q
Management's Discussion and Analysis of Financial Condition and Results of Operations

        Univision Communications Inc., together with its wholly owned subsidiaries (the "Company," "we," "us" and "our"), operates in four business segments:

  •
  Television: The Company's principal business segment is television, which consists of the Univision and TeleFutura national broadcast networks, the Company's owned and operated television stations, the Galavisión cable television network and the Company's television production business.

  •
  Radio: On September 22, 2003, the Company completed its acquisition of Hispanic Broadcasting Corporation, now called Univision Radio. Univision Radio is the largest Spanish-language radio broadcasting company in the United States, which owns and/or operates 66 radio stations in 17 of the top 25 U.S. Hispanic markets and four stations in Puerto Rico.

  •
  Music: The Company's music recording and music publishing business was launched in April 2001 and includes the Univision Music record label, the Fonovisa record label and a 50% interest in Disa Records. Disa Records is being accounted for under the equity method.

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

        Also included in the Company's total net revenues are the net revenues of Univision Radio (acquired September 22, 2003), Univision Music Group, Univision Online and other revenues.

        Direct operating expenses consist primarily of programming, news and general operating costs.

Critical Accounting Policies

Program Rights for Television Broadcast

        Program costs pursuant to the Program License Agreements with Grupo Televisa, S.A. and its affiliates ("Televisa") and Corporacion Venezolana del Television, C.A. (VENEVISION) and its affiliates ("Venevision") are expensed monthly by the Company as a license fee, which is based on a percentage of the Company's net revenues. All other costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operating expense as the programs are broadcast. In the case of multi-year sports contracts, program costs are charged to operating expense based on the flow-of-income method over the term of the contract.

Revenue Recognition

        The Company's television and radio revenues are recognized when advertising spots are aired, less agency commissions and television station compensation costs paid to certain affiliates. Television subscriber fees and a network service fee payable to the Company by the affiliated stations are recognized as programming is provided. Univision Music Group revenues are recognized when products are shipped to customers less an allowance for returns, cooperative advertising and discounts. The Internet business consists primarily of banner and sponsorship advertising revenues. Banner revenues are recognized as "impressions" are delivered and sponsorship revenues are recognized ratably over their contract period. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Company's online properties.

Accounting for Intangibles and Impairment

        On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 did not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses ceased being amortized after December 31, 2001. The broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable FCC rules and regulations. Over the last five years, all licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, a license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses are tested at least annually for impairment in accordance with paragraph 17 of SFAS No. 142. Goodwill and other indefinite-lived intangibles are subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment exists. The Company evaluated its goodwill and other indefinite-lived intangible assets, as of October 1, 2002, in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and concluded that it did not have an impairment loss related to these assets. The Company is in the process of completing its annual impairment test. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives. The use of the purchase method of accounting requires management to make certain judgments in estimates related to the fair value of assets acquired.

        The Company is in the process of obtaining an appraisal of the assets acquired and liabilities assumed of Univision Radio. Based on the timing of the acquisition, the Company has preliminarily allocated all estimated intangible asset valuation to FCC licenses. In addition, the Company has recorded goodwill of $903,841,000 to provide for a deferred tax liability related to the temporary difference of the estimated identifiable intangible assets. Based on the results of the valuation, the Company may have a material reclassification on its future balance sheet between goodwill and FCC licenses, both of which are expected to have an indefinite life. In addition, there may be other identified intangibles that could have an impact on future expense. These reclassifications could have a material impact on the deferred tax liability referred to above. The appraisal is expected to be completed in the first half of 2004.

Equity and cost method valuation and accounting

        The Company's most significant investment in unconsolidated subsidiaries is its investment in Entravision Communications Corporation. In connection with the completion of the HBC merger, the Company restructured its ownership interest in Entravision by exchanging its common stock for non-voting preferred stock. At September 30, 2003, the Company began accounting for its investment in Entravision under the cost method of accounting. The Company's other significant investments are Disa Record and St. Louis/Denver LLC, which are accounted for under the equity method of accounting, and Equity Broadcasting Corporation, which is accounted for under the cost method of accounting. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. The Company evaluates changes in market conditions and/or operating results of its underlying investments that may result in the inability to recover the carrying value of the investments.

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

Nine Months Ended September 30, 2003 ("2003"), Compared to Nine Months Ended September 30, 2002 ("2002")

        Revenues.    Net revenues were $902,894,000 in 2003 compared to $807,079,000 in 2002, an increase of $95,815,000 or 11.9%. Existing operations accounted for 6.9% of this growth while 5% of the growth was attributable to additional music business revenues, primarily related to the acquisition of Fonovisa in April 2002, and radio business revenues resulting from the acquisition of Hispanic Broadcasting Corporation on September 22, 2003. The Company's television segment revenues were $803,262,000 in 2003 compared to $749,750,000 in 2002, an increase of $53,512,000 or 7.1%. This revenue growth was achieved despite the incremental revenues in 2002 due to the broadcast of World Cup Games during the 2002 period. The Company's three networks had an increase in revenues of $37,285,000 or 8.7%, resulting primarily from higher prices for advertising spots excluding the 2002 World Cup, greater advertiser awareness of the TeleFutura network, which launched on January 14, 2002, and improved programming on the cable network. The O&Os had an increase in revenues of $16,227,000 or 5.1% attributable primarily to the Miami, Houston, San Francisco, Fresno and Atlanta markets, resulting primarily from increased market share and advertiser awareness of the growing importance of the Hispanic market, as well as from new stations in Philadelphia and Raleigh. The Company's radio segment generated revenues of $7,425,000 from September 23, 2003 through September 30, 2003, following the acquisition of Hispanic Broadcasting Corporation on September 22, 2003. The Company's music segment generated revenues of $82,307,000 in 2003 compared to $49,132,000 in 2002, an increase of $33,175,000 or 67.5% primarily related to the acquisition of Fonovisa in April 2002. The Company's Internet segment had revenues of $9,900,000 in 2003 compared to $8,197,000 in 2002, an increase of $1,703,000 or 20.8%.

        Expenses.    Direct operating expenses increased to $369,013,000 in 2003 from $359,797,000 in 2002, an increase of $9,216,000 or 2.6%. The Company's television segment direct operating expenses were $310,100,000 in 2003 compared to $323,851,000 in 2002, a decrease of $13,751,000 or 4.2%. The decrease is due primarily to the elimination of 2002 costs related to the World Cup Games of approximately $55,000,000 offset by increased license fees paid under the program license agreement of $19,702,000, increased programming costs of $9,099,000, increased news and technical costs of $6,677,000 and sports-related programming costs of $6,188,000. The Company's radio segment had direct operating expenses of $1,254,000 in 2003. The Company's music segment had direct operating expenses of $47,636,000 in 2003 compared to $24,632,000 in 2002, an increase of $23,004,000 or 93.4% that is primarily related to the acquisition of Fonovisa in April 2002. The Company's Internet segment had direct operating expenses of $10,023,000 in 2003 compared to $11,314,000 in 2002, an improvement of $1,291,000 or 11.4%. As a percentage of net revenues, direct operating expenses decreased from 44.6% in 2002 to 40.9% in 2003.

        Selling, general and administrative expenses increased to $248,613,000 in 2003 from $219,684,000 in 2002, an increase of $28,929,000 or 13.2%. The Company's television segment selling, general and administrative expenses were $210,987,000 in 2003 compared to $189,034,000 in 2002, an increase of $21,953,000 or 11.6%. The increase is due in part to increased selling costs of $5,803,000, resulting from higher sales, increased research costs of $3,981,000, increased promotion costs of $3,379,000 and increased employee benefit costs of $2,365,000. The Company's radio segment had selling, general and administrative expenses of $2,730,000 in 2003. The Company's music segment had selling, general and administrative expenses of $27,224,000 in 2003 compared to $22,703,000, an increase of $4,521,000 that is primarily related to the acquisition of Fonovisa in April 2002. The Company's Internet segment had selling, general and administrative expenses of $7,672,000 in 2003 compared to $7,947,000 in 2002, an improvement of $275,000. As a percentage of net revenues, selling, general and administrative expenses increased from 27.2% in 2002 to 27.5% in 2003.

        Depreciation and Amortization.    Depreciation and amortization increased to $59,175,000 in 2003 from $58,903,000 in 2002, an increase of $272,000 or .5%. The Company's depreciation expense increased to $51,138,000 in 2003 from $44,537,000 in 2002, an increase of $6,601,000 primarily due to increased capital expenditures and acquisitions. The Company had amortization of intangible assets of $8,037,000 and $14,366,000 in 2003 and 2002, respectively, a decrease of $6,329,000, which is due primarily to a reduction of intangible assets being amortized based on a final valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Depreciation and amortization expense for the television segment increased by $6,082,000 to $47,629,000 in 2003 from $41,547,000 in 2002 due to increased depreciation primarily related to higher capital expenditures and station assets acquired. Depreciation and amortization expense for the radio segment was $288,000 in 2003. Depreciation and amortization expense for the music segment decreased by $6,019,000 to $7,631,000 in 2003 from $13,650,000 in 2002 due primarily to a reduction of intangible assets being amortized based on a final valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Artist contracts are contracts acquired under the Fonovisa acquisition and represent agreements between Fonovisa and music artists to produce recording masters to be used primarily for future releases of albums. These contracts are being amortized over 10 years, but most will be amortized in the first three years. Depreciation and amortization expense for the Internet segment decreased by $79,000 to $3,627,000 in 2003 from $3,706,000 in 2002.

        Operating Income.    As a result of the above factors, operating income increased to $226,093,000 in 2003 from $168,695,000 in 2002, an increase of $57,398,000 or 34%. The Company's television segment had operating income of $234,546,000 in 2003 and $195,318,000 in 2002, an increase of $39,228,000. The Company's radio segment had operating income of $3,153,000 in 2003. The Company's music segment had an operating loss of $184,000 in 2003 and $11,853,000 in 2002, an improvement of $11,669,000. The Company's Internet segment had an operating loss of $11,422,000 in 2003 and $14,770,000 in 2002, an improvement of $3,348,000. The Company's Internet segment is expected to generate an operating loss in 2003. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, operating income increased from 20.9% in 2002 to 25% in 2003.

        Interest Expense, Net.    Interest expense decreased to $55,059,000 in 2003 from $66,043,000 in 2002, a decrease of $10,984,000 or 16.6%. The decrease is due primarily to lower interest rates on bank borrowings.

        Equity (Gain) Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $7,337,000 in 2003 from $12,164,000 in 2002, an improvement of $4,827,000 due to lower equity losses of $4,049,000 and lower losses of $778,000 primarily related to the disposal of fixed assets. The lower equity loss resulted primarily from the Company's share of

Entravision's improved financial results in 2003, which includes a gain from the sale of its publishing operations.

        (Gain) Loss on Change in Entravision Ownership Interest.    (Gain) loss on change in Entravision ownership interest decreased to $1,611,000 in 2003 from $1,837,000 in 2002, a decrease of $226,000. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its unconsolidated subsidiaries' stock issuances.

        Provision for Income Taxes.    In 2003, the Company reported an income tax provision of $65,881,000, representing $34,794,000 of current tax expense and $31,087,000 of deferred tax expense. In 2002, the Company reported an income tax provision of $39,345,000, representing $15,215,000 of current tax expense and $24,130,000 of deferred tax expense. The total effective tax rate was 40.6% in 2003 and 44% in 2002. The Company's effective tax rate of 40.6% for 2003 is lower than the 44% for 2002 due to the favorable settlement of various state tax audits and since the Company's relatively fixed permanent non-deductible tax differences have a lesser effect as financial statement pre-tax income increases.

        Net Income.    As a result of the above factors, the Company reported net income in 2003 of $96,574,000 compared to net income of $50,097,000 in 2002, an increase of $46,477,000 or 92.8%. As a percentage of net revenues, net income increased from 6.2% in 2002 to 10.7% in 2003.

        Operating Income before Depreciation and Amortization.    Operating income before depreciation and amortization increased to $285,268,000 in 2003 from $227,598,000 in 2002, an increase of $57,670,000 or 25.3%. The Company's television segment had operating income before depreciation and amortization of $282,175,000 in 2003 and $236,865,000 in 2002, an increase of $45,310,000. The Company's radio segment had operating income before depreciation and amortization of $3,441,000 in 2003. The Company's music segment had operating income before depreciation and amortization of $7,447,000 in 2003 and $1,797,000 in 2002, an increase of $5,650,000. The Company's Internet segment had an operating loss before depreciation and amortization of $7,795,000 in 2003 and $11,064,000 in 2002, an improvement of $3,269,000. The Company's Internet segment is expected to generate an operating loss before depreciation and amortization in 2003. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, operating income before depreciation and amortization increased from 28.2% in 2002 to 31.6% in 2003.

        The Company uses the key indicator of "operating income before depreciation and amortization" primarily to evaluate the Company's operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company's ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company's performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with Securities and Exchange Commission guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Operating income before depreciation and amortization	$285,268	$227,598
Depreciation and amortization	59,175	58,903

Operating income	226,093	168,695
Interest expense, net	55,059	66,043
Amortization of deferred financing costs	2,853	2,883
Equity loss in unconsolidated subsidiaries and other	7,337	12,164
Gain on change in Entravision ownership interest	(1,611)	(1,837)
Provision for income taxes	65,881	39,345

Net income	$96,574	$50,097

	Nine Months Ended September 30, 2003
	Consolidated	Television	Radio	Music	Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$285,268	$282,175	$3,441	$7,447	$(7,795)
Depreciation and amortization	59,175	47,629	288	7,631	3,627

Operating income (loss)	$226,093	$234,546	$3,153	$(184)	$(11,422)

	Nine Months Ended September 30, 2002
	Consolidated	Television	Radio	Music	Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$227,598	$236,865	$—	$1,797	$(11,064)
Depreciation and amortization	58,903	41,547	—	13,650	3,706

Operating income (loss)	$168,695	$195,318	$—	$(11,853)	$(14,770)

Three Months Ended September 30, 2003 ("2003"), Compared to Three Months Ended September 30, 2002 ("2002")

        Revenues.    Net revenues were $321,052,000 in 2003 compared to $269,834,000 in 2002, an increase of $51,218,000 or 19%. Existing operations accounted for 16.2% of this growth while 2.8% of the growth was attributable to additional radio business revenues resulting from the acquisition of Hispanic Broadcasting Corporation on September 22, 2003. The Company's television segment revenues were $283,901,000 in 2003 compared to $239,791,000 in 2002, an increase of $44,110,000 or 18.4%. The Company's three networks had an increase in revenues of $32,387,000 or 24.8%, resulting primarily from higher prices for advertising spots, greater advertiser awareness of the TeleFutura network, which launched on January 14, 2002, and improved programming on the cable network. The O&Os also had an increase in revenues of $11,723,000 or 10.7% primarily attributable to the Los Angeles, Houston, Miami, Chicago, and San Francisco markets as well as from new stations in Philadelphia and Raleigh. The Company's radio segment generated revenues of $7,425,000 from September 23, 2003 through September 30, 2003, following the acquisition of Hispanic Broadcasting Corporation. The Company's music segment generated revenues of $25,694,000 in 2003 compared to $27,499,000 in 2002, a decrease of $1,805,000. This decrease is primarily due to a strong release schedule in 2002 offset partially by improvement in returns experience. The Company's Internet segment had revenues of $4,032,000 in 2003 compared to $2,544,000 in 2002, an increase of $1,488,000 or 58.5%.

        Expenses.    Direct operating expenses increased to $126,272,000 in 2003 from $109,484,000 in 2002, an increase of $16,788,000 or 15.3%. The Company's television segment direct operating expenses were $106,704,000 in 2003 compared to $91,501,000 in 2002, an increase of $15,203,000 or 16.6%. The increase is due primarily to increased license fees paid under the program license agreement of $7,139,000, increased programming costs of $2,085,000, increased sports-related programming costs of $3,809,000 and increased news and technical costs of $2,170,000. The Company's radio segment had direct operating expenses of $1,254,000 in 2003. The Company's music segment had direct operating expenses of $15,134,000 in 2003 compared to $14,282,000 in 2002, an increase of $852,000 that is primarily related to increased production costs. The Company's Internet segment had direct operating expenses of $3,180,000 in 2003 compared to $3,701,000 in 2002, an improvement of $521,000. As a percentage of net revenues, direct operating expenses decreased from 40.6% in 2002 to 39.3% in 2003.

        Selling, general and administrative expenses increased to $84,910,000 in 2003 from $74,367,000 in 2002, an increase of $10,543,000 or 14.2%. The Company's television segment selling, general and administrative expenses were $70,170,000 in 2003 compared to $60,285,000 in 2002, an increase of $9,885,000 or 16.4%. The increase is due in part to increased selling costs of $3,073,000, resulting from higher sales, increased research costs of $1,469,000, increased promotion costs of $925,000 and increased employee benefit costs of $955,000. The Company's radio segment had selling, general and administrative expenses of $2,730,000 in 2003. The Company's music segment had selling, general and administrative expenses of $9,462,000 in 2003 compared to $11,463,000, a decrease of $2,001,000 that is primarily related to marketing and promotion cost savings attributable to fewer record releases. The Company's Internet segment had selling, general and administrative expenses of $2,548,000 in 2003 compared to $2,619,000 in 2002, an improvement of $71,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 27.6% in 2002 to 26.4% in 2003.

        Depreciation and Amortization.    Depreciation and amortization decreased to $19,935,000 in 2003 from $21,656,000 in 2002, a decrease of $1,721,000 or 7.9%. The Company's depreciation expense increased to $17,595,000 in 2003 from $15,434,000 in 2002, an increase of $2,161,000 primarily due to increased capital expenditures and station assets acquired. The Company had amortization of intangible assets of $2,340,000 and $6,222,000 in 2003 and 2002, respectively, a decrease of $3,882,000, which is due primarily to a reduction of intangible assets being amortized based on a final valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Depreciation and amortization expense for the television segment increased by $1,906,000 to $16,390,000 in 2003 from $14,484,000 in 2002 due to increased depreciation primarily related to higher capital expenditures and station assets acquired. Depreciation and amortization expense for the radio segment was $288,000 in 2003. Depreciation and amortization expense for the music segment decreased by $3,763,000 to $2,239,000 in 2003 from $6,002,000 in 2002 due primarily to a reduction of intangible assets being amortized based on a final valuation of amortizable identified intangibles, primarily artist contracts, resulting from the Fonovisa acquisition on April 16, 2002. Artist contracts are contracts acquired under the Fonovisa acquisition and represent agreements between Fonovisa and music artists to produce recording masters to be used primarily for future releases of albums. These contracts are being amortized over 10 years, but most will be amortized in the first three years. Depreciation and amortization expense for the Internet segment decreased by $152,000 to $1,018,000 in 2003 from $1,170,000 in 2002.

        Operating Income.    As a result of the above factors, operating income increased to $89,935,000 in 2003 from $64,327,000 in 2002, an increase of $25,608,000 or 39.8%. The Company's television segment had operating income of $90,637,000 in 2003 and $73,521,000 in 2002, an increase of $17,116,000. The Company's radio segment had operating income of $3,153,000 in 2003. The Company's music segment had an operating loss of $1,141,000 in 2003 and $4,248,000 in 2002, an improvement of $3,107,000. The Company's Internet segment had an operating loss of $2,714,000 in 2003 and $4,946,000 in 2002, an improvement of $2,232,000. The Company's Internet segment is expected to generate an operating loss in 2003. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, operating income increased from 23.8% in 2002 to 28% in 2003.

        Interest Expense, Net.    Interest expense decreased to $17,848,000 in 2003 from $22,409,000 in 2002, a decrease of $4,561,000 or 20.4%. The decrease is due primarily to lower interest rates on bank borrowings.

        Equity (Gain) Loss in Unconsolidated Subsidiaries and Other.    Equity (gain) loss in unconsolidated subsidiaries and other improved to a gain of $681,000 in 2003 from a loss of $4,763,000 in 2002, an improvement of $5,444,000 due to lower equity losses of $5,060,000 and a net gain of $384,000 primarily related to the disposal of fixed assets. The lower equity loss resulted primarily from the Company's share of Entravision's improved financial results in 2003 that includes a gain from the sale of its publishing operations.

        (Gain) Loss on Change in Entravision Ownership Interest.    (Gain) loss on change in Entravision ownership interest improved to a gain of $154,000 in 2003 from a loss of $146,000 in 2002, an improvement of $300,000. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its unconsolidated subsidiaries' stock issuances.

        Provision for Income Taxes.    In 2003, the Company reported an income tax provision of $29,769,000, representing $15,694,000 of current tax expense and $14,075,000 of deferred tax expense. In 2002, the Company reported an income tax provision of $15,750,000, representing $3,418,000 of current tax expense and $12,332,000 of deferred tax expense. The total effective tax rate was 41.4% in 2003 and 43.7% in 2002. The Company's effective tax rate of 41.4% for 2003 is lower than the 43.7% for 2002 due to the favorable settlement of various state tax audits and since the Company's relatively fixed permanent non-deductible tax differences have a lesser effect as financial statement pre-tax income increases.

        Net Income.    As a result of the above factors, the Company reported net income in 2003 of $42,202,000 compared to net income of $20,308,000 in 2002, an increase of $21,894,000 or 107.8%. As a percentage of net revenues, net income increased from 7.5% in 2002 to 13.1% in 2003.

        Operating Income before Depreciation and Amortization.    Operating income before depreciation and amortization increased to $109,870,000 in 2003 from $85,983,000 in 2002, an increase of $23,887,000 or 27.8%. The Company's television segment had operating income before depreciation and amortization of $107,027,000 in 2003 and $88,005,000 in 2002, an increase of $19,022,000. The Company's radio segment had operating income before depreciation and amortization of $3,441,000 in 2003. The Company's music segment had operating income before depreciation and amortization of $1,098,000 in 2003 and $1,754,000 in 2002, a decrease of $656,000. The Company's Internet segment had an operating loss before depreciation and amortization of $1,696,000 in 2003 and $3,776,000 in 2002, an improvement of $2,080,000. The Company's Internet segment is expected to generate an operating loss before depreciation and amortization in 2003. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, operating income before depreciation and amortization increased from 31.9% in 2002 to 34.2% in 2003.

        In accordance with Securities and Exchange Commission guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Operating income before depreciation and amortization	$109,870	$85,983
Depreciation and amortization	19,935	21,656

Operating Income	89,935	64,327
Interest expense, net	17,848	22,409
Amortization of deferred financing costs	951	951
Equity (gain) loss in unconsolidated subsidiaries and other	(681)	4,763
(Gain) loss on change in Entravision ownership interest	(154)	146
Provision for income taxes	29,769	15,750

Net income	$42,202	$20,308

	Three Months Ended September 30, 2003
	Consolidated	Television	Radio	Music	Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$109,870	$107,027	$3,441	$1,098	$(1,696)
Depreciation and amortization	19,935	16,390	288	2,239	1,018

Operating income (loss)	$89,935	$90,637	$3,153	$(1,141)	$(2,714)

	Three Months Ended September 30, 2002
	Consolidated	Television	Radio	Music	Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$85,983	$88,005	$—	$1,754	$(3,776)
Depreciation and amortization	21,656	14,484	—	6,002	1,170

Operating income (loss)	$64,327	$73,521	$—	$(4,248)	$(4,946)

Liquidity and Capital Resources

        The Company's primary source of cash flow is its television and radio operations. Funds for debt service, capital expenditures and operations historically have been provided by cash on hand, funds from operations and by borrowings. At September 30, 2003 cash on hand was $53,944,000.

        Capital expenditures totaled $37,127,000 for the nine months ended September 30, 2003. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital improvements, the Company is still in the process of replacing and upgrading several towers, transmitters and antennas. In 2003, the Company plans on spending a total of approximately $65,000,000 that will consist of $18,000,000 for towers, transmitters, antennas and digital technology, $7,000,000 for Univision Network upgrades and facilities expansion, $6,000,000 for the completion of the build-out of TeleFutura Network and station facilities, $3,000,000 for the build-out of the Austin station, $3,000,000 for radio station facility upgrades and approximately $28,000,000 for normal capital improvements and management information systems. The Company expects to fund its capital expenditures primarily with operating cash flow and, if necessary, from proceeds available under its bank credit facility.

        The Company's 7.85% Senior Notes due July 18, 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. The Company received net proceeds of $495,370,000 from the issuance of these Senior Notes, which pay interest on January 15 and July 15 of each year. On October 15, 2003, the Company issued three-, four- and five-year Senior Notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company's new 2.875%, 3.5%, 3.875% Senior Notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. We received net proceeds of $694,526,000 from the issuance of the new Senior Notes, which pay simple interest on April 15 and October 15 of each year. The Company used most of the proceeds to pay its entire bank revolving credit facility of $100,000,000 and $520,000,000 of its bank term loan facility. Consequently, the Company will not be allowed to re-borrow $520,000,000 of the term facility under the terms of the bank credit agreement. As a result of this transaction, the Company reduced its interest expense rate that would have been payable under its bank credit facility by 1.25%. In the fourth quarter of 2003, the Company will write-off approximately $3,600,000 of non-cash pre-tax deferred financing costs related to its term loan facility. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that resulted in a cash flow hedge that is perfectly effective and the accounting will have no impact on future earnings.

        The Company's Senior Notes are the Company's senior unsecured obligations, are equal in right of payment with all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company's future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company's guarantors, who are described below. The Company has the option to redeem all or a portion of the Senior Notes at any time at the redemption prices set forth in the note indenture. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the Senior Notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

        As of September 30, 2003, the Company had a $1.22 billion credit agreement with a syndicate of commercial lenders. The credit agreement consists of a $720,000,000 term loan and a $500,000,000 revolving credit facility. Each of the credit facilities will mature on July 18, 2006. At September 30, 2003, the Company had borrowings of $720,000,000 outstanding under its term loan and $130,000,000 outstanding under its revolving credit facility. On October 15, 2003, the Company paid $520,000,000 of its bank term credit facility in connection with the issuance of the new Senior Notes described above; as a result, the Company will not be allowed to re-borrow $520,000,000 of the term facility under the terms of the bank credit agreement. In the fourth quarter of 2003, the Company will write-off approximately $3,600,000 of non-cash pre-tax deferred financing costs related to its term loan facility. In addition, the Company has letters of credit outstanding with Raycom Media, Inc., for the acquisition of the Puerto Rico stations ($20,000,000); Kirch Media WM AG, related to the FIFA World Cup Agreement ($8,000,000); and two additional letters of credit totaling approximately ($1,700,000).

        The subsidiaries that guarantee the Company's obligations under its credit agreement also guarantee the Senior Notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The guarantees of the obligations under the revolving credit facility, term loan and the Senior Notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's. The Company's senior unsecured debt is currently rated BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investor Service, Inc.

        Loans made under the revolving credit facility and term loan bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's term loans ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin on its term loans was 1.25% for the nine months ended September 30, 2003. During the nine months ended 2003, the interest rates applicable to the Company's bank credit facilities ranged from approximately 2.36% to 2.66% for LIBOR rate loans and from 4.25% to 4.50% for prime rate loans. At September 30, 2003, the interest rate applicable to the Company's LIBOR rate loans was approximately 2.4%. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly.

        The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its program license agreements with Televisa or Venevision in a manner the lenders determine is materially adverse to the Company. At September 30, 2003, the Company was in compliance with its financial covenants.

        Effective February 1, 2002, the Company entered into a time brokerage agreement with Raycom Media, Inc. and related parties to manage its two stations in Puerto Rico. Under the agreement, the Company programs WLII-TV 11 in San Juan and WSUR-TV 9 in Ponce, collectively branded as "Teleonce," on behalf of Raycom. The management fee to the Company is $500,000 per year. In addition, the Company entered into an option agreement that expires on December 31, 2004 to acquire these stations for $190,000,000. The purchase price will be reduced if certain earnings targets are met during the period prior to the expiration of the option agreement. Effective March 6, 2003, the Company amended the time brokerage agreement and the option agreement to eliminate certain performance targets that the Company was required to achieve or Raycom would have had the option to terminate the agreements. In return, the Company's lender issued a $20,000,000 stand-by letter of credit on behalf of the Company in favor of Raycom that Raycom can draw on if the Company does not exercise the option under certain circumstances. If the Company decides to exercise its option to acquire the Puerto Rico stations, it will be required to find suitable facilities to run its operations since the existing station office lease will expire in November 2004. On July 23, 2003, Univision of Puerto Rico entered into a letter of commitment with respect to new facilities. Any commitment or expenditure resulting from that effort is not included in the capital expenditures forecast outlined above. Additionally, if the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's purchase price for the stations (including costs) during a period of 90 days from the closing of the Company's acquisition of the stations.

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

        The Company is still seeking approximately $30,000,000 from Televisa for certain working capital adjustments in connection with the acquisition of Fonovisa on April 16, 2002. The Company expects this to be resolved either through negotiation between the parties or by binding arbitration.

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

        In 2003, the Company purchased a full-power television station in Fresno, California for $35,000,000, a radio station in Chicago, Illinois for $32,000,000, a full-power television station in Albuquerque, New Mexico for $20,000,000 and a full-power television station in Raleigh, North Carolina for $19,000,000. The Company obtained the funds for the payments primarily from its bank credit facility. In 2002, the Company had station acquisition costs of approximately $614,000,000 related to the assets acquired from USA Broadcasting, Inc., the purchase of the majority interest in its TeleFutura San Francisco station for approximately $42,000,000 and the acquisition of a station in Austin, Texas for approximately $12,000,000. Funds for these payments were obtained primarily from its bank credit facility and from proceeds of Televisa's equity investment in the Company of $375,000,000.

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

        On September 22, 2003, the Company completed its acquisition of Hispanic Broadcasting Corporation ("HBC') in which each share of HBC common stock was exchanged for 0.85 of a share of the Company's Class A common stock. HBC operates 66 radio stations in 17 of the top 25 Hispanic markets and 4 stations in Puerto Rico. As a result of the merger, we issued approximately 92.7 million Class A common shares and we reserved approximately 5 million shares for issuance pursuant to HBC stock options that we assumed in the acquisition.

        As part of the consent decree pursuant to which the United States Department of Justice ("DOJ") approved the acquisition, we exchanged all of our shares of capital stock of Entravision Communications Corporation ("Entravision") for shares of a new class of non-voting preferred stock of Entravision that do not have any consent or other voting rights other than the right to approve (a) a merger, consolidation, business combination, reorganization, dissolution, liquidation, or termination of

Entravision; (b) the direct or indirect disposition by Entravision of any interest in any FCC license with respect to any Company-affiliated television station; (c) any amendment of Entravision's charter documents adversely affecting such preferred stock; and (d) any issuance of additional shares of such preferred stock. Any shares of such preferred stock that are transferred by the Company (other than to its affiliates) will automatically convert into Class A common stock of Entravision; in addition, such shares can be converted by the Company immediately prior to any transfer to a non-affiliate. The Company has agreed to work with Entravision to convert the preferred stock into a new but substantially similar class of non-voting common stock if such new class of common stock is authorized. In addition, the Company is required to sell enough of its Entravision stock so that the Company's ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The exchange will have no impact on the Company's existing television station affiliation agreements with Entravision. At September 30, 2003, the Company began accounting for its investment in Entravision under the cost method of accounting.

        The merger with HBC may give rise to several uncertainties. First, the Company must successfully integrate with HBC in order to achieve the intended benefits of the merger, some of which include lower promotion costs, the opportunity for cross-promotion, and faster revenue growth. Integrating the two businesses will be difficult and may require substantial changes to the way each company currently does business. Furthermore, integration may distract management and employees from the operation of the businesses or may require the combined company to allocate resources that otherwise would be allocated to developing the business or other matters. At September 30, 2003, the Company had an ownership interest in Entravision of approximately 30% and on a fully-converted basis 27%. Entravision is restricted under its credit agreement from making dividend payments.

        As a result of the merger with HBC, the Company acquired operating lease commitments of approximately $80,494,000. The company will pay approximately $2,515,000 between September 23, 2003 and December 31, 2003, $25,320,000 between the years 2004 and 2006, $14,050,000 between 2007 and 2008 and $38,609,000 thereafter.

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

        On April 28, 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc., to form a 50/50 joint venture called Spanish Subscription Television LLC. The joint venture was formed to broadcast Televisa's pay television channels, other than general entertainment channels and novelas, in the United States. The joint venture currently offers two movie channels and one teen lifestyle channel. In the future two music video channels will be launched. The joint venture is jointly controlled by Televisa and the Company with each agreeing to fund $20,000,000 over the first three years of the venture. As of September 30, 2003, the Company and Televisa had each funded $2,500,000.

        In August 2003, the company signed a letter of intent to exercise its option to acquire the leased building for its Los Angeles station for approximately $50,000,000. The current lease is a capital lease accounted for on the Company's balance sheet. The Company expects the closing to take place in the first quarter of 2004. The funds for the purchase are expected to come from the Company's operations and its revolving credit facility.

        On September 30, 2003, the Company acquired the assets of a radio station in Chicago, Illinois for $32,000,000 from NextMedia Operating, Inc. Approximately $11,000,000 of the purchase price was paid by Hispanic Broadcasting Corporation prior to the merger. The remaining funds for the station purchase came primarily from the Company's cash on hand and its revolving credit facility.

        On October 1, 2003, the Company reached an agreement to purchase the assets of WLIR (FM) from Jarad Broadcasting Company, Inc. and the Morey Organization, Inc., for approximately $60,000,000 in cash. WLIR (FM) includes a class A radio station serving Long Island, New York and New York City. The Company is in the process of completing the necessary regulatory filings with respect to the transaction and is awaiting FCC approval. The transaction is expected to close in the first quarter of 2004. The funds for the station purchase are expected to come primarily from the Company's revolving credit facility.

        On November 5, 2003, the Company acquired the assets of a full-power television station in Tucson, Arizona for approximately $13,500,000 from Sungilt Corporation. The station will be an affiliate of the Univision Network. The funds for the station purchase came primarily from the Company's revolving credit facility.

        On November 7, 2003, the Company acquired the assets of a radio station in Austin, Texas for approximately $16,800,000. The funds for the station purchase came from the Company's cash on hand.

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

        Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, in addition to those discussed above regarding the uncertainties associated with the HBC merger, cancellation or reductions in advertising; failure of our new or existing businesses to produce projected revenues or cash flow; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the FCC; a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; and unanticipated interruption in our broadcasting for any reason, including acts of terrorism. Actual results may differ materially due to these risks and uncertainties and those described in the Company's filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its bank loans at September 30, 2003, a change of 10% in interest rates would have an impact of approximately $2,100,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has immaterial foreign exchange exposure in Mexico.

        On October 15, 2003, the Company issued three-, four- and five-year Senior Notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company's new 2.875%, 3.5%, 3.875% Senior Notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. We received net proceeds of $694,526,000 from the issuance of the new Senior Notes, which pay simple interest on April 15 and October 15 of each year. The Company used most of the proceeds to pay its entire bank revolving credit facility of $100,000,000 and $520,000,000 of its bank term loan facility. Consequently, the Company will not be allowed to re-borrow $520,000,000 of the term facility under the terms of the bank credit agreement. As a result of this transaction, the Company reduced its interest expense rate that would have been payable under its bank credit facility by 1.25%. In the fourth quarter of 2003, the Company will write-off approximately $3,600,000 of non-cash pre-tax deferred financing costs related to its term loan facility. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that resulted in a cash flow hedge that is perfectly effective and the accounting will have no impact on future earnings.

Item 4. Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of September 30, 2003, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company's business.

Part II

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

        On June 12, 2002, Spanish Broadcasting System, Inc. ("SBS") filed Spanish Broadcasting System, Inc. v. Clear Channel Communications, Inc. ("Clear Channel") and Hispanic Broadcasting Corporation in the United States District Court for the Southern District of Florida. SBS alleged a variety of claims against the defendants including claims for federal and state antitrust violations under the Sherman Act, the Florida Antitrust Act, and California's Cartwright Act. SBS's complaint also included numerous other state law causes of action including, among others, tortious interference, defamation, and violation of the California Unfair Competition Act. The plaintiff, and both defendants, own and operate radio stations throughout the United States, and SBS's claims arose out of steps the defendants allegedly took to undermine SBS's radio station business. On July 31, 2002, plaintiff amended its complaint. The amended complaint sought actual damages in excess of $500 million before any trebling under federal or state statute along with attorney fees and other unspecified damages. On January 31, 2003, the United States District Court entered a final order dismissing the case with prejudice. On February 14, 2003, SBS filed a motion for reconsideration of the order that dismissed the case. On August 6, 2003, the Miami federal court, which previously dismissed SBS's antitrust claims against the Company and Clear Channel, denied SBS's motion for reconsideration, concluding again that dismissal of all claims asserted by SBS was proper. SBS subsequently appealed the District Court's decision in the Eleventh Circuit Court of Appeals. That appeal is pending.

        On October 22, 2003 the National Hispanic Policy Institute ("NHPI") filed a notice of appeal with the United States Court of Appeals for the District of Columbia. The appellee is the Federal Communications Commission (the "FCC"). NHPI is challenging the FCC's decision consenting to the transfer of control of 62 radio stations from Hispanic Broadcasting Corporation to the Company. NHPI is seeking the Court of Appeals's reversal of the FCC's consent and remand for reconsideration.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  31.1
  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

  31.2
  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

  32.1
  Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K

        On August 7, 2003, the Company filed a Form 8-K to issue a press release setting forth its financial results for the fiscal quarter ending June 30, 2003. The information was provided on Item 12, "Results of Operations and Financial Condition." A copy of the press release was filed as an exhibit to Form 8-K.

        On September 22, 2003, the Company filed Item 2 "Acquisition on Disposition of Assets" announcing the acquisition of Hispanic Broadcasting Corporation and Item 7 "Financial Statements and Exhibits" filing the required financial statements of the business acquired and pro forma financial information.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC. (Registrant)

November 13, 2003	By	/s/ GEORGE W. BLANK George W. Blank Executive Vice President and Chief Financial Officer

QuickLinks

  Part I
  Part I, Item 1
  Part I, Item 2
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K