Form 10-K
period 2003-12-31
UNIVISION COMMUNICATIONS INC
filed 2004-03-15
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

        The aggregate market value of the Class A Common Stock of the Company held by non-affiliates on June 30, 2003 (the last business day of the Company's most recently completed second fiscal quarter) was approximately $4,800,000,000. This calculation does not include the value of any of the outstanding shares of Class P, Class T or Class V Common Stock.

        There were 254,362,289 shares of Class A Common Stock, including Company treasury stock, 37,462,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of February 5, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2004 are incorporated by reference into Parts II and III hereof.

FORWARD-LOOKING STATEMENTS

        Certain statements contained within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "could," "would," "expect," "believe," "plan," "estimate," "potential," "anticipate" or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

PART I

ITEM 1. Business

        Univision Communications Inc., together with its wholly-owned subsidiaries, is the leading Spanish-language media company in the United States. In 2003, the Company operated in four business segments:

  •
  Television:    The Company's principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast television networks, the Company's owned and/or operated television stations, and the Galavisión cable television network. Univision Network is the most watched television network (English or Spanish-language) among Hispanic Households and had a higher rating among Hispanic Households in prime time than its next four competitors combined in the 2002-2003 season. For the year ended December 31, 2003, the television segment accounted for approximately 84% of the Company's net revenues. See "—Television Broadcasting."

  •
  Radio:    On September 22, 2003, the Company completed its acquisition of Hispanic Broadcasting Corporation, now called Univision Radio. Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the year ended December 31, 2003 (which included revenues only after September 22, 2003), the radio segment accounted for approximately 6% of the Company's net revenues. See "—Univision Radio."

  •
  Music:    The Company's music recording and music publishing business, launched in April 2001, includes the Univision Records label, the Fonovisa Records label and a 50% interest in Disa Records. Disa Records is being accounted for under the equity method. Univision Music Group is the leader in record sales of Latin music in the U.S. and Puerto Rico, as Univision Music Group's labels accounted for approximately 40% of the Latin music and 57% of the regional Mexican music sold in the U.S. in 2003. For the year ended December 31, 2003, the music segment accounted for approximately 9% of the Company's net revenues. See "—Music Recording and Publishing."

  •
  Internet:    Univision Online, Inc. operates the Company's Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the year ended December 31, 2003, the Internet segment accounted for approximately 1% of the Company's net revenues. See "—Internet."

        At December 31, 2003, the Company had an approximate 30% non-voting ownership interest (approximately 27% on a fully converted basis) in Entravision Communications Corporation ("Entravision"), a diversified Spanish-language media company that owns and operates the majority of the Company's non-owned full-power broadcast affiliates. Since September 22, 2003, Entravision has been accounted for under the cost method of accounting. Prior to this, Entravision was accounted for under the equity method of accounting. Entravision operates television stations in 20 of the nation's top 50 Hispanic markets. In addition, Entravision owns 43 of the Company's affiliated stations. See "—Recent Developments."

        The Company was incorporated in Delaware in April 1992 as Perenchio Communications, Inc. and changed its name to Univision Communications Inc. in June 1996. Its principal executive offices are located at 1999 Avenue of the Stars, Suite 3050, Los Angeles, California 90067, telephone number (310) 556-7676. The Company's stock is traded on the New York Stock Exchange (UVN) and is part of the Standard & Poor's S&P 500 Index. The terms "Company," "we," "us" and "our" refer collectively to the parent company and the subsidiaries through which our various businesses are conducted, unless the context otherwise requires.

        The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities

Exchange Act of 1934, as amended, are available free of charge on the Company's website at www.univision.net. The Company's Corporate Governance Guidelines, Code of Conduct, Ethical Standards and Business Practices, Code of Ethics for Senior Financial Officers, Charter of Audit Committee and Charter of Compensation Committee are also available on the Company's website, as well as in print to any stockholder who requests them.

Recent Developments

Hispanic Broadcasting Corporation

        On September 22, 2003, the Company completed its acquisition of Hispanic Broadcasting Corporation ("HBC"), now called Univision Radio, in which each share of HBC common stock was exchanged for 0.85 of a share of the Company's Class A common stock. As a result of the acquisition, we issued approximately 92.7 million Class A common shares and we reserved approximately 5 million shares for issuance pursuant to HBC stock options that we assumed in the acquisition.

        As part of the consent decree pursuant to which the United States Department of Justice approved the acquisition, we exchanged all of our shares of capital stock of Entravision for shares of a new class of non-voting preferred stock of Entravision that do not have any consent or other voting rights other than the right to approve (a) a merger, consolidation, business combination, reorganization, dissolution, liquidation, or termination of Entravision; (b) the direct or indirect disposition by Entravision of any interest in any Federal Communications Commission ("FCC") licenses with respect to any Company-affiliated television station; (c) any amendment of Entravision's charter documents adversely affecting such preferred stock; and (d) any issuance of additional shares of such preferred stock. Any shares of such preferred stock that are transferred by the Company (other than to its affiliates) will automatically convert into Class A common stock of Entravision; in addition, such shares can be converted by the Company immediately prior to any transfer to a non-affiliate. The Company has agreed to work with Entravision to convert the preferred stock into a new but substantially similar class of non-voting common stock if such new class of common stock is authorized. In addition, the Company is required to sell enough of its Entravision stock so that the Company's ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The exchange has no impact on the Company's existing television station affiliation agreements with Entravision. At September 22, 2003, the Company began accounting for its investment in Entravision under the cost method of accounting.

Other Developments

        In 2003, the Company acquired the stock or assets of four full-power television stations in Fresno, California; Raleigh, North Carolina; Albuquerque, New Mexico and Tuscon, Arizona for an aggregate amount of approximately $87,500,000 and the assets of radio stations in Chicago, Illinois and Austin, Texas for an aggregate amount of approximately $48,000,000. The Company paid for the acquisitions primarily from its revolving credit facility and cash on hand.

        In April 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc. to form a 50/50 joint venture called Spanish Subscription Television LLC, now called TuTV LLC. The joint venture was formed to distribute Televisa's pay television channels, other than general entertainment channels or novelas, in the United States. The service consists of five channels. In May 2003, TuTV entered into a five-year distribution agreement with EchoStar Communications Corporation for three of the channels. The joint venture is jointly controlled by Televisa and the Company with each agreeing to fund $20,000,000 over the first three years of the venture. As of December 31, 2003, the Company and Televisa had each funded $2,500,000.

        In August 2003, the Company signed a letter of intent to exercise its option to acquire the leased building for its Los Angeles station for approximately $52,500,000. The current lease is capitalized as a fixed asset. The Company expects the closing to take place in the first half of 2004. The funds for the purchase are expected to come from the Company's funds from operations and its revolving credit facility.

        On October 15, 2003, the Company issued three-, four- and five-year 2.875%, 3.5% and 3.875% senior notes due 2006, 2007 and 2008 with an aggregate face value of $700,000,000. The Company used most of the proceeds to repay the $100,000,000 that was outstanding under its revolving credit facility and $520,000,000 of its bank term facility. The remainder of the proceeds, along with cash on hand, were used to repay an additional $100,000,000 of bank term facility in December 2003. As a result of this transaction, the Company reduced its interest rate by 1.25%. As part of the transaction, the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective, and the accounting for the hedge is not expected to have a material impact on future earnings.

        On December 23, 2003, the Company entered into a 40-year lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building will be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2005. The sum of the lease payments will be approximately $67,000,000 over 40 years beginning on the expected lease commencement date of August 31, 2005. The lease has been capitalized by the Company at its estimated fair value of $30,385,000.

        In January 2004, the Company acquired the assets of a full-power television station in Sacramento, California and a radio station in Long Island, New York for approximately $65,000,000 and $60,000,000, respectively. The funds for these purchases came primarily from the Company's revolving credit facility.

        On January 12, 2004, the Company offered 15,815,999 shares of its Class A common stock to the public and used the net proceeds to repurchase an equal amount of shares held by Clear Channel Communications Inc. The shares repurchased by the Company were cancelled immediately and there was no dilution to earnings per share.

        In January 2004, the Company amended its employment arrangement with José Behar, and assigned the employment agreement to Univision Music LLC, and as a result amended the operating agreement of Univision Music LLC. Univision Music LLC will now hold all of the Company's wholly-owned record labels. See "Notes to Consolidated Financial Statements—3. Related Party Transactions—Univision Music Group."

Television Broadcasting

        The Company's principal business segment is television broadcasting, which consists primarily of the Univision, TeleFutura and Galavisión television networks, the Univision Television Group ("UTG") owned-and-operated broadcast television stations (collectively, the "UTG O&Os"), and the TeleFutura Television Group ("TTG") owned-and-operated broadcast television stations (collectively, the "TTG O&Os").

        The Company programs its three networks so that Univision Network, TeleFutura Network and Galavisión generally will not run the same type of program simultaneously.

        The Company has an option that expires on December 31, 2004 to acquire the two television stations it operates in Puerto Rico for $190,000,000. If the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's purchase price for the stations (including costs)

during a period of 90 days from the closing of the Company's acquisition of the stations. In addition, the Company has a $20,000,000 letter of credit outstanding that can be drawn upon under certain circumstance if the Company does not exercise its option to acquire the two Puerto Rico stations.

Univision Network and Univision Television Group and Affiliates

        Univision Network.    Univision Network is the leading Spanish-language television network in the U.S., reaching more than 98% of all U.S. "Hispanic Households" (those with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household). From its operations center in Miami, Univision Network provides its broadcast and cable affiliates with 24 hours per day of Spanish-language programming with a prime time schedule of substantially all first-run programming (i.e., no re-runs) throughout the year. The operations center also provides production facilities for Univision Network's news and entertainment programming.

        Univision Television Group and Affiliates.    At December 31, 2003, UTG owned and operated 18 full-power (17 of which are affiliated with Univision Network) and seven low-power stations, representing approximately 72% of its network broadcast distribution. Seventeen of the UTG O&Os broadcast Univision Network's programming, and most produce local news and other programming of local importance, cover special events and may acquire programs from other suppliers. Eleven of the 18 full-power UTG O&Os are located in the top 15 designated market areas in terms of number of Hispanic Households.

        In addition to the UTG O&Os, as of December 31, 2003, Univision Network had 17 full-power and 36 low-power television station affiliates ("Univision Affiliated Stations") and approximately 1,187 cable affiliates. As of the same date, each of the UTG O&Os and Univision full-power affiliated stations ranked first in Spanish-language television viewership in its designated market area. The Company also operates two stations in Puerto Rico.

        Univision Network produces and acquires programs, makes those programs available to its affiliates, including the UTG O&Os, and sells network advertising. The full-power UTG O&Os and full-power Univision Affiliated Stations together reach approximately 80% of Hispanic Households. The low-power UTG O&Os and low-power Univision Affiliated Stations (including translators) together reach approximately 7% of Hispanic Households. The cable affiliates and direct broadcast systems reach approximately 11% of Hispanic Households.

        Affiliation Agreements.    Each of Univision Network's affiliates has the right to preempt (i.e., to decline to broadcast at all or at the time scheduled by Univision Network), without prior Univision Network permission, any and all Univision Network programming that it deems unsatisfactory, unsuitable or contrary to the public interest or to substitute programming it believes is of greater local or national importance. If an affiliate wants to reschedule preempted programming, such rescheduling is subject to Univision Network's consent.

        Each affiliation agreement (including the master affiliation agreement Univision Network has with Entravision for certain of their stations) grants Univision Network's affiliate the right to broadcast over the air the Univision Network's entire program schedule. The affiliation agreements generally provide that a percentage of all advertising time be retained by Univision Network for Univision Network advertising and the remaining amount is allocated to Univision Network's affiliate for local and national spot advertising. However, this allocation may be modified at Univision Network's discretion.

        The Univision Affiliated Stations retain 100% of all local and 85% of net national advertising revenues, Univision Network retains 100% of network advertising revenues and the Company retains 15% of Univision Affiliated Stations' net national advertising revenues.

        Univision Network from time to time may enter into affiliation agreements with additional stations in new designated market areas based upon its perception of the market for Spanish-language television and the Hispanic market in the station's designated market area.

        Cable Affiliates.    Univision Network has historically used cable affiliates to reach communities that could not support a broadcast affiliate because of the relatively small number of Hispanic Households. Cable affiliation agreements may cover an individual system operator or a multiple system operator. Cable affiliation agreements are all non-exclusive, thereby giving Univision Network the right to license all forms of distribution in cable markets. Cable affiliates generally receive Univision Network's programming for a fee based on the number of subscribers.

TeleFutura Network and TeleFutura Television Group

        TeleFutura Network.    In January 2002, the Company launched a 24-hour general-interest Spanish-language broadcast network, TeleFutura, to meet the diverse preferences of the multi-faceted U.S. Hispanic community. TeleFutura Network's signal covers approximately 79% of all Hispanic Households through TTG O&Os and three full-power and 27 low-power station affiliates ("TeleFutura Affiliated Stations"). TeleFutura Network is designed to counter-program traditional Spanish-language lineups and draw additional viewers to Spanish-language television by offering primetime Hollywood movies dubbed in Spanish and original Spanish-language movies, primetime game shows and sports.

        TeleFutura Television Group.    The TTG O&Os consist of 18 full-power and 13 low-power Spanish-language television stations. Eleven of the 18 full-power TTG O&Os are located in the top 15 designated market areas in terms of number of Hispanic Households. In addition, TeleFutura Network has entered into affiliation agreements with broadcast television stations, and cable and satellite television distributors to provide TeleFutura Network and station programming on terms similar to those of the affiliation agreements between Univision Network and its affiliates. See "Univision Network and Univision Television Group and Affiliates—Affiliation Agreements."

Galavisión

        The Company also owns Galavisión Network, the leading U.S. Spanish-language general entertainment basic cable television network, which is available in 108 Nielsen Designated Market Areas ("DMAs") and reaches 5.7 million Hispanic cable households. According to Nielsen Media Research ("Nielsen"), there are approximately 10.57 million Hispanic households in the United States. The network has achieved record viewership levels since its new programming launch in May 2002. In addition, Galavisión's schedule averages over 50 hours of live news, sports, variety and entertainment programming each week.

Univision Radio

        Univision Radio, headquartered in Dallas, Texas, owns and/or operates 68 radio stations in 17 of the top 25 U.S. Hispanic markets and operates four stations in Puerto Rico. Univision Radio's stations cover approximately 73% of the U.S. Hispanic radio listeners and have nearly 10 million listeners weekly.

        Univision Radio's strategy is to acquire under-performing radio stations with good signal coverage of the target population and convert the existing station format to a Hispanic-targeted format. In addition, Univision Radio has acquired radio stations whose radio signals might eventually be upgraded or improved. Univision Radio programs more than 50 radio station formats on its stations. Most music formats are primarily variations of regional Mexican, tropical, tejano and contemporary music styles. The regional Mexican format consists of various types of music played in different regions of Mexico; the tropical format consists primarily of salsa, merengue and cumbia music; and the tejano format consists of music originated in or indigenous to Texas but based on Mexican themes. Hispanics who may use English along with Spanish, or perhaps favor English over Spanish, are also reached by Univision Radio's stations programmed in the classic rock, smooth jazz, hip hop and rhythmic/contemporary hit formats.

Music Recording and Publishing

        Univision Music Group, launched in 2001, consists of the businesses under its wholly-owned subsidiary, Univision Music, Inc. The primary business under Univision Music, Inc. is Univision Music LLC, which owns and operates the Univision Records label and the Fonovisa Records label. Univision Music, Inc. also owns 50% of Monterrey, Mexico-based Disa Records, S.A. de C.V ("Disa"). Univision Music LLC is owned 98% by Univision Music, Inc., 1% by the Company and 1% by Diara, Inc., which is wholly-owned by José Behar, President and Chief Executive Officer of Univision Music Group. Univision Music Group is headquartered in Los Angeles, California.

        Fonovisa, which was acquired from Televisa in 2002, has approximately 120 recording artists on its roster and owns a substantial record and music publishing catalog. Univision Music Group is the leader in record sales of Latin music in the U.S. and Puerto Rico, as Univision Music Group's labels accounted for approximately 40% of the Latin music and 57% of the regional Mexican music sold in the U.S. in 2003.

        Disa is operated by the Chavez family who owns the remaining 50% interest. Disa is an independent Spanish-language record label; representing more than 50 artists and owning a large catalog of more than 1,000 master recordings of Mexican regional music. The Company has a call right and the Chavez family has a put right starting in June 2006 that will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

Internet

        Univision Online, Inc. operates the Company's Internet portal, Univision.com, which is primarily directed at Hispanics in the United States and is intended to appeal to a broad consumer interest, including entertainment, sports, news, personal finance and shopping. In 2001, its first full-year of operations, Univision.com became the #1 Spanish-language website for U.S. Hispanics according to Nielsen Media Research and has retained its leadership position ever since. Use of the Internet by U.S. Hispanics is climbing rapidly. In 1998, fewer than 10% of Hispanic Households had Internet access. By 2003 the percentage of Hispanic households with Internet access more than tripled to 37%. It is expected to continue to increase in the upcoming years.

The Hispanic Audience in the United States

        Management believes that Spanish-language media, in general, and the Company, in particular, have benefited and will continue to benefit from a number of factors, including projected Hispanic population growth, high Spanish-language retention among Hispanics, increasing Hispanic buying power and greater advertiser spending on Spanish-language media. Unless otherwise noted, the research data provided below, pertaining to the Hispanic audience in the U.S., was derived from "The Hispanic Consumer Market Report in 2002 and Forecasts to 2022: Global Insights, 2003."

        Hispanic Population Growth and Concentration.    The Hispanic population of the U.S. increased by 58% between 1990 and 2000 to 35.3 million according to the 2000 U.S. Census. This rate of growth was more than 4 times that of the total U.S. population and approximately 7 times that of the U.S. non-Hispanic population. While Hispanics accounted for 12.5% of the U.S. population in 2000, the U.S. Census Bureau projects that the Hispanic percentage will double to approximately 25% of the total U.S. population by the middle of this century, confirming a fundamental shift in the ethnic makeup of the country. According to the 2000 U.S. Census, Hispanics accounted for 27% of the population of New York City and 46.5% of Los Angeles, the two cities with the largest total and the largest Hispanic populations. Approximately 50% of all Hispanics are located in the eight largest U.S. Hispanic markets, and the Company owns two or more television stations and two or more radio stations in each of these markets. According to U.S. Census estimates published July 1, 2002, there are approximately 38.8 million Hispanics living in the United States, which account for approximately 13.5% of the U.S. population.

        Greater Hispanic Buying Power.    The Hispanic population represents estimated total consumer expenditures of $622 billion in 2004 (8.3% of the total U.S. consumer expenditures), an increase of 190% since 1990. Hispanics are expected to account for approximately $1 trillion of U.S. consumer spending (9.7% of the U.S. total consumer expenditures) by 2010, outpacing the expected growth in total U.S. consumer expenditures.

        In addition to the anticipated growth of the Hispanic population, the Hispanic audience has several other characteristics that the Company believes make it attractive to advertisers. The Company believes the larger size and younger age of Hispanic Households leads Hispanics to spend more per household on many categories of goods. Hispanics are expected to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the Hispanic population and its disposable income continue to grow. These factors make Hispanics an attractive target audience for many major U.S. advertisers.

        Increased Spanish-Language Advertising.    According to Hispanic Business magazine, $2.79 billion of total advertising expenditures were directed towards Spanish-language media in 2003, representing a five-year cumulative growth rate of 10%. Of these amounts, approximately 64% of the $2.79 billion in advertising expenditures in 2003 targeting Hispanics was directed towards Spanish-language television advertising and approximately 23% was directed towards radio advertising. The Company believes that major advertisers have discovered Spanish-language television advertising is a more cost-effective means to target the growing Hispanic audience than English-language broadcast media.

Ratings

        Television.    During the last five years, Univision Network has consistently ranked first in prime time television among all Hispanic adults and has consistently had between 95% and 100% of the 20 most widely watched programs among all Hispanic Households based on the November Nielsen Hispanic Television Index.

        The following table shows that Univision Network's, and since 2002 the combined Univision and TeleFutura Networks', prime time audience rating, Sunday through Saturday during the last five years, among the age segment most targeted by advertisers, is considerably higher than the other networks:

Prime Time* Ratings Among Hispanic Adults Aged 18 to 49

Network	1999	2000	2001	2002	2003
Univision Networks	11.0	9.7	9.8	10.0	10.2
ABC	2.1	2.2	1.8	1.6	1.4
CBS	1.3	1.3	1.4	1.2	1.1
FOX	2.5	2.4	2.4	1.8	2.2
NBC	2.2	2.1	1.9	1.8	1.6
Telemundo	1.4	2.5	2.5	2.7	2.2
Univision Networks' share	53.7%	48.0%	49.5%	52.4%	54.5%

Source: Nielsen Hispanic Television Index

*
Spanish-language television prime time is from 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday through Saturday. English-language television prime time is from 8 p.m. to 11 p.m., Eastern and Pacific Standard Times, Monday through Saturday and 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday.

        In addition, according to the November 2003 Nielsen Station Index and Nielsen Hispanic Station Index:

  •
  13 of the 17 full-power UTG O&Os ranked first among Spanish-language television stations in "total day" in their respective designated market areas, based on total audience rank of adults 18 to 49 years of age;

  •
  four of the 17 full-power UTG O&Os ranked as the top station in "total day" in their respective designated market areas, English- or Spanish-language, based on total audience rank of adults 18 to 49 years of age. (UTG's Bakersfield full-power station is a UPN English-language affiliate);

  •
  15 of the 17 full-power Univision Affiliated Stations ranked first among Spanish-language television stations in their respective designated market areas.

        No data was available for the three full-power stations that became UTG O&Os in January 2002 or the one full-power station that became a UTG O&O in 2003. No data was available for the Portland or Salt Lake City affiliates, which became Univision Affiliated Stations in January 2002 and June 2002, respectively.

        Radio.    Univision Radio, according to the Fall 2003 Arbitron Ratings Book, operates the leading Spanish-language radio station in the adult 25-54 age group, as measured by Average Quarter Hour (AQH) audience rating, in 12 of the 15 top U.S. Hispanic radio markets as measured by Arbitron and, during this same period, operated 24 top-ten ranked radio stations, regardless of language or format, in such station's market.

Program License Agreements

        Through its program license agreements with Televisa and Venevision (the "Program License Agreements"), the Company has the exclusive right until December 2017 to air in the U.S. all Spanish-language programming produced by or for them (with limited exceptions). The Program License Agreements provide the Company's television and cable networks with access to programming to fill up to 100% of their daily schedules. Televisa and Venevision programming represented approximately 34% and 18%, respectively, of Univision Network's non-repeat broadcast hours in 2003. Televisa and Venevision programming represented approximately 19% and 4%, respectively, of TeleFutura Network's non-repeat broadcast hours in 2003.

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

        In consideration for access to the programming of Televisa and Venevision, the Company pays royalties to Televisa and Venevision. For a discussion of how royalties are determined and the amounts paid under the Program License Agreements in 2003, see "Notes to Consolidated Financial Statements—3. Related Party Transactions—Program License Agreements."

        Under the Program License Agreements, Televisa and Venevision also have the right to use, without charge and subject to limitations, advertising time that we do not sell to advertisers or that we do not use. In addition, Venevision has the right to receive $5,000,000 per year in free non-preemptable advertising, which means that the Company cannot sell this commercial advertising spot to a third party, and Televisa has the right to purchase $5,000,000 of non-preemptable advertising per year for its own use. Further, the Company has the right to purchase $5,000,000 per year in non-preemptable advertising from Televisa and has the right to receive $5,000,000 per year in non-preemptable free advertising from Venevision. The Company accounts for this arrangement as a net barter transaction, with no effect on revenues, expenses or net income on an annual basis. Each of Televisa and Venevision may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period.

        The Company has the right to license Televisa and Venevision programs in Puerto Rico. Before May 2005, the Company will have a right of first refusal on their programs (subject, in the case of Televisa, to a preexisting commitment) and will pay a program performance fee based on the ratings delivered by the licensed programs. The Company will pay Televisa and Venevision an annual minimum license fee for certain programs subject to reductions. After May 2005, if the Company has exercised its option to acquire certain stations and networks in Puerto Rico, the Company's rights will be exclusive in a manner similar to the overall Program License Agreements, and the Company will pay each of Televisa and Venevision royalties for these rights.

        Because the Program License Agreements are between the Company and affiliates of Televisa and Venevision, each of Grupo Televisa, S.A. and Corporacion Venezolana de Television, C.A. (VENEVISION) has unconditionally guaranteed the performance of its affiliates under its agreement with us. Pursuant to their respective guarantees, Televisa has agreed to produce each year for the Company's use at least 8,531 hours of programs, which will be of the quality of programs produced by Televisa during the calendar year 2000, and Venevision has agreed to use commercially reasonable efforts to produce or acquire programs for the Company's use at least to the same extent of quality and quantity as in calendar years 1989, 1990 and 1991.

Advertising

        During the last three years, no single advertiser has accounted for more than 5% of the Company's gross advertising revenues.

        The Company's television and radio advertising revenues are derived from network advertising, national spot advertising and local advertising, and come from diverse industries, with advertising for food and beverages, personal care products, automobiles, other household goods and telephone services representing the majority of network advertising revenues. National spot advertising represents time sold to national and regional advertisers based outside a station's designated market area and is the means by which most new national and regional advertisers begin marketing to Hispanics. National spot advertising primarily comes from new advertisers wishing to test a market and from regional retailers and manufacturers without national distribution. To a lesser degree, national spot advertising comes from advertisers wanting to enhance network advertising in a given market. Local advertising revenues are generated from both local merchants and service providers and regional and national businesses and advertising agencies located in a particular designated market area.

        None of the television stations currently receives its proportionate share of advertising revenues commensurate with its audience share. Approximately 32% of the Company's radio stations currently receive their proportionate share of advertising revenues commensurate with their audience share. The Company focuses much of its sales efforts on demonstrating to advertisers its ability to reach the

Hispanic audience in order to narrow the gap between its share of advertising revenues and its audience share.

Marketing

        Television.    Our television network and station marketing account executives are divided into three groups: network sales, national spot sales and local sales. The account executives responsible for network sales target and negotiate with accounts that advertise nationally. The national spot sales force represents each broadcast affiliate for all sales placed from outside its designated market areas. The local sales force represents the owned-and-operated stations for all sales placed from within its designated market area.

        In addition, our television network and station marketing sales departments utilize research, including both ratings and demographic information, to negotiate sales contracts as well as target major national advertisers that are not purchasing advertising time or who are under-purchasing advertising time on Spanish-language television.

        Galavisión sells advertising time and also utilizes a cable affiliate relations sales group that is responsible for generating cable subscriber fee revenues for the Company.

        Radio.    Our radio network and station marketing account executives are divided into three groups: network sales, national spot sales and local sales. The account executives responsible for network and national sales target and negotiate with accounts that advertise nationally. Univision Radio National Sales represents the Company's radio stations for sales placed from outside its designated market areas. The local sales force represents the owned-and-operated stations for all sales placed from within its designated market area. In addition, Univision Radio owned-and-operated stations' sales departments utilize research, including both ratings and demographic information, to negotiate sales contracts as well as target major local, regional, and national advertisers that are not purchasing advertising time or that are under-purchasing advertising time on Spanish-language and Hispanic-targeted radio stations. The owned-and-operated stations also derive sales from the sponsorship and organization of various special events.

        Music.    Univision Music Group generates revenues from its music recording and publishing businesses. The sales, distribution and manufacturing of products are provided by Universal Music & Video Distribution Corp. on behalf of Univision Music Group.

        Internet.    Univision Online, Inc. generates advertising revenues primarily from large national advertisers in the United States and is represented by a separate sales force. Univision Online, Inc. recognizes primarily banner and sponsorship advertisement revenues.

Competition

        Our business is highly competitive. Competition for advertising revenues is based on the size of the market that the particular medium can reach, the cost of such advertising and the effectiveness of such medium.

        The Company's television business competes for viewers and revenues with other Spanish-language and English-language television stations and networks, including the four principal English-language television networks, ABC, CBS, NBC and Fox, and in certain cities, UPN and WB. All of these named competitors are owned by companies much larger and having financial strength greater than the Company. Certain of the English-language networks and others have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable broadcasters have recently commenced or announced their intention to commence Spanish-language services as well.

        The Company's radio business competes for audiences and advertising revenues with other radio stations of all formats. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced such as (1) satellite-delivered digital audio radio service, which has resulted and is expected to result in the introduction of new subscriber based satellite radio services with numerous niche formats; and (2) audio programming by cable systems, direct broadcast satellite systems, Internet content providers, personal communications services and other digital audio broadcast formats.

        Many of our competitors have more television and radio stations, greater resources (financial or otherwise) and broader relationships with advertisers than we do. Furthermore, because our English-language competitors are perceived to reach a broader audience than we do, they have been able to attract more advertisers and command higher advertising rates than we have. As a result, the Company's television revenue share approximates 50% of what would be expected based on its audience share; the Company's radio revenue share is higher. The Company strives to close the gap between audience and revenue share by persuading advertisers of the benefits they may achieve by beginning to utilize or increasing their utilization of Spanish-language television and radio advertising.

        The Company also competes for audience and revenues with independent television and radio stations, other media, suppliers of cable television programs, direct broadcast systems, newspapers, magazines, and other forms of entertainment and advertising. The Company's television affiliates located near the Mexican border also compete for viewers with television stations operated in Mexico, many of which are affiliated with a Televisa network and owned by Televisa.

        The Company's share of overall television and radio audience has been increasing. The Company attributes this to the growth of the U.S. Hispanic population, the quality of our programming, and the quality and experience of our management. Telemundo, a wholly-owned and operated subsidiary of NBC, a division of General Electric, is the Company's largest television competitor that broadcasts Spanish-language television programming. In most of the Company's designated market areas, the Company's affiliates compete for audience advertising directly with a station owned by or affiliated with Telemundo, as well as with other Spanish-language and English-language stations. Spanish Broadcasting System, Entravision, Liberman Broadcasting are the Company's largest radio competitors that broadcast Spanish-language radio programming in several of the Company's designated market areas. Additionally, the Company faces competition from other Spanish-language stations in its markets, as well as English-language radio stations such as Clear Channel, Infinity and Emmis.

        The rules and policies of the FCC encourage increased competition among different electronic communications media. As a result of rapidly developing technology, the Company may experience increased competition from other free or pay systems by which information and entertainment are delivered to consumers, such as direct broadcast satellite and video dial tone services.

        Satellite-delivered audio provides a medium for the delivery by satellite or supplemental terrestrial means of multiple new audio programming formats to local and/or national audiences. XM Satellite Radio launched its commercial service in 2001 and Sirius Satellite Radio launched service in 2002. The Company entered into a programming partner agreement with XM Satellite Radio in 1998, in which the Company agreed to develop, produce and supply to XM Satellite Radio certain Spanish-language programming. Effective January 31, 2004, the Company entered into an agreement to terminate its programming with XM Satellite Radio.

        Univision Music Group's major Spanish-language competitors are Sony Discos, WEA Latina, BMG Latin and EMI Latin. The Group also competes against English-language music companies.

        Univision Online competes for advertising revenues with numerous direct competitors, including Web-based portals, such as Yahoo! En Español, Terra and AOL Latino, individual Web sites providing content, commerce, community and similar features, and other media companies, such as those with newspaper or magazine publications, radio stations and broadcast stations or networks.

Employees

        As of December 31, 2003, the Company employed approximately 4,300 full-time employees. At December 31, 2003, approximately 10% of the Company's employees, located in Chicago, Los Angeles, San Francisco, New York and Puerto Rico, were represented by unions. The Company has collective bargaining agreements covering the union employees with varying expiration dates through 2008. The Company is currently negotiating the collective bargaining agreements at the Los Angeles and Puerto Rico television stations. Management believes that its relations with its non-union and union employees, as well as with the union representatives, are good.

Federal Regulation

        The ownership, operation and sale of television and radio broadcast stations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act and implementing FCC regulations establish an extensive system of regulation to which the Company's stations are subject. The FCC may impose substantial penalties for violation of its regulations, including fines, license revocations, denial of license renewal or renewal of a station's license for less than the normal term.

        Licenses and Applications.    Each television and radio station that we own must be licensed by the FCC. Licenses are granted for periods of up to eight years, and we must obtain renewal of licenses as they expire in order to continue operating the stations. We must also obtain FCC approval prior to the acquisition or disposition of a station, the construction of a new station or modification of the technical facilities of an existing station. Interested parties may petition to deny such applications, and the FCC may decline to renew or approve the requested authorization in certain circumstances. Although we have generally received such renewals and approvals in the past, there can be no assurance that we will continue to do so in the future.

        Programming and Operation.    The Communications Act requires broadcasters to serve the public interest through programming that is responsive to local community problems, needs and interests. Our stations must also adhere to various content regulations that govern, among other things, political and commercial advertising, sponsorship identification, contests and lotteries, programming and advertising addressed to children, and obscene and indecent broadcasts.

        Ownership Restrictions.    Complex FCC rules limit the number of television and radio stations that we may own in a specific market, the combined number of television and radio stations that we may own in any single market and the aggregate national audience that can be reached by our television stations. Radio-specific FCC rules also limit the number of radio stations that we may own in any single market (defined by certain signal strength contours). Television-specific rules permit us to own up to two television stations with overlapping contours where the stations are in different DMAs, where certain specified signal contours do not overlap, where a specified number of separately-owned full-power broadcast stations will remain after the combination is created or where certain waiver criteria are met. The FCC's "cross-ownership rule" permits a party to own both television and radio stations in the same local market in certain cases, depending primarily on the number of independent media voices in that market. The "national audience cap" prohibits us from owning stations that, in the aggregate, reach more than a specified percentage of the national audience.

        The FCC recently adopted changes to these rules that would generally relax many of the ownership restrictions discussed above. The effectiveness of these new rules has, however, been stayed by a federal court order, and the pre-existing media ownership rules will continue to apply until this stay is lifted. Congress is also considering a number of measures to repeal or prevent implementation of some or all of these new rules.

        Alien Ownership.    The Communications Act generally prohibits foreign parties from having a 20% or greater interest in a licensee entity or more than a 25% interest in the parent entity of a licensee. The Company believes that, as presently organized, it complies with the FCC's foreign ownership restrictions.

        Network Regulation.    FCC rules affect the network-affiliate relationship. Among other things, these rules require that network affiliation agreements (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit affiliates to preempt network programs that they believe are unsuitable for their audience and, (iii) permit affiliates to substitute programs that they believe are of greater local or national importance for network programs.

        Cable and Satellite Carriage.    FCC rules require that television stations make an election every third year to exercise either "must-carry" or "retransmission consent" rights in connection with local cable carriage. Stations electing must-carry may require carriage on certain channels on cable systems within their market. Must-carry rights are not absolute, however, and are dependent on a number of factors, which may or may not be present in a particular case. Cable systems are prohibited from carrying the signals of a station electing retransmission consent until an agreement is negotiated with that station.

        Direct Broadcast Satellite ("DBS") systems provide television programming on a subscription basis to consumers that have purchased and installed a satellite signal receiving dish and associated decoder equipment. Under the Satellite Home Improvement Act, satellite carriers are permitted to retransmit a local television station's signal into its local market with the consent of the local television station. If a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage. All television stations operated by the Company made timely elections for DBS carriage, and the Company intends to obtain DBS carriage for each of its eligible stations.

        DTV.    FCC rules require full-power analog television stations, such as ours, to transition from currently-provided analog service to digital ("DTV") service. Most of our stations have been temporarily granted a second broadcast channel for the phase-in of digital broadcasting. Such stations have either timely commenced DTV operations pursuant to FCC authorizations or have been granted or have pending requests for extensions that would authorize their commencement of DTV operations at a future date. All broadcasters are required to operate exclusively in the digital mode and surrender any additional channels by December 31, 2006. Congress, however, has required the FCC to grant an extension of that deadline under specific circumstances.

        Other Matters.    The FCC has numerous other regulations and policies that affect its licensees, including rules requiring close-captioning to assist television viewing by the physically handicapped and the equal employment opportunities ("EEO") rule requiring broadcast licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person by broadcast stations based on race, color, religion, national origin or gender. The EEO rule also requires each station to widely disseminate information concerning its full-time job vacancies, with limited exceptions, provide notice of each full-time job vacancy to recruitment organizations that have requested such notice, and complete a certain number of longer-term recruitment initiatives within a two-year period. Licensees are also required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding a number of aspects of its station operations.

        The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act, or of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. We generally cannot predict whether new legislation, court action or regulations, or a change in the extent of application or enforcement of current laws and regulations, would have an adverse impact on our operations.

RISK FACTORS

        You should carefully consider the following discussion of risks and the other information included in this report in evaluating the Company and our business. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

Cancellations or reductions of advertising could reduce our revenues.

        We have in the past derived, and we expect the Company to continue to derive, substantially all of its revenues from advertisers. Other than television network advertising, some of which is presold on an annual basis, we generally have not obtained, and we do not expect to obtain, long-term commitments from advertisers. Therefore, advertisers generally may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could, and often do, occur as a result of a strike; a general economic downturn; an economic downturn in one or more industries or in one or more geographic areas; changes in population, demographics, audience tastes, and other factors beyond our control; or a failure to agree on contractual terms. Since the middle of the third quarter of 2000, there has been a general slowdown in the advertising industry. As a result of this slowdown, some advertisers have cancelled, reduced or postponed their orders with us. Future events, similar to those that occurred on September 11, 2001, may require us to program without any advertising, which in turn could reduce our revenues and results of operations.

        In addition, our stations compete for audiences and advertising directly with other television and radio stations. In the radio industry, for example, stations can change their programming format without any regulatory approval. In fact, according to the FCC, in the four years prior to September 22, 2003, approximately 163 radio stations switched from an English-language format to a Spanish-language format and approximately 77 radio stations switched from a Spanish-language format to an English-language format. Accordingly, the competitive climate can change rapidly and unpredictably in any particular geographic market. If a competing radio station converts to a format similar to that of one of our stations, or if in general one or our competitors strengthens its operations, our radio stations could suffer a reduction in ratings and advertising revenue.

Because the U.S. Hispanic population is concentrated geographically, our results of operations are sensitive to the economic conditions in particular markets, and negative events in those markets could reduce our revenues.

        Approximately 33% of all U.S. Hispanics live in the Los Angeles, New York and Miami-Fort Lauderdale markets, and the top ten U.S. Hispanic markets collectively account for approximately 55% of the U.S. Hispanic population. Our revenues are similarly concentrated in these key markets. As a result, an economic downturn, increased competition, or another significant negative event in these markets could reduce our revenues and results of operations more dramatically than other companies that do not depend as much on these markets.

Because of our concentrated share ownership, Mr. Perenchio has control over our business and future direction, which could delay or prevent us from being acquired and could prevent our stockholders from realizing a premium for their shares of common stock.

        Mr. A. Jerrold Perenchio beneficially owns all of our outstanding Class P common stock, which gives him ten votes per share compared to the one vote per share of all of our other capital stock. As of December 31, 2003, and assuming no exercise of options or warrants, Mr. Perenchio controlled approximately 60% of the voting power of the Class A and P common stock (which vote together to elect all of our directors except two), and approximately 57% of our overall voting power. Therefore, Mr. Perenchio has control over all matters submitted to our stockholders for vote (subject to supermajority board approvals and subject to class voting required by law), including election of directors, proxy contests, mergers, and other transactions that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

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

        At December 31, 2003, we had total indebtedness, including capital lease obligations of approximately $1.4 billion. This could have important consequences depending on our financial needs. For example, because it could require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, the indebtedness could:

  •
  reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

  •
  limit our flexibility in planning for or reacting to downturns or fluctuations in our business; and

  •
  limit our ability to borrow additional funds.

        These in turn could place us at a competitive disadvantage compared to our competitors that have less debt and therefore more financial resources to dedicate to operations.

        Assuming we continue to comply with certain financial ratios and other conditions in our bank credit agreement, our remaining principal repayment and interest obligations (including estimated interest expense) and capital lease obligations during 2004 will total approximately $64 million. Our ability to meet these obligations will depend on our ability to continue to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control, and it is not certain that our business will continue to generate sufficient cash flow from operations in the future or that future borrowings or other capital will be available at all or on reasonable terms in an amount sufficient to enable us to make payments on our indebtedness. If we do incur additional indebtedness, the new debt, when added to our current debt levels, could augment the risks described above.

Failure to properly manage our rapid growth could distract our management or waste our resources.

        We have significantly increased our business within a short period of time both internally and through acquisitions. We have commenced a new network, TeleFutura, we have more than doubled the number of our wholly owned-and-operated full-power television stations since June 2001, and we have entered into three new lines of business (radio, music and Internet).

        For example, as a result of our acquisition of HBC, we are in the process of combining corporate cultures, business processes and methods, operations in the television business with operations in the radio business and the approximately 3,100 Univision full-time employees as of September 30, 2003 with the approximately 1,175 HBC full-time employees as of that date. As a result, our management has assumed significantly greater responsibilities resulting from combining the two companies, and we cannot assure you that management will effectively operate the combined company.

        One aspect of our strategy is to acquire television and radio stations and convert them to a Spanish-language or other Hispanic-targeted format. This conversion strategy requires a heavy initial investment of both financial and management resources. Start-up stations typically incur losses for a period approximately 12 to 18 months from the date of launch of a station's format because of the time required to build up ratings and station loyalty. We cannot guarantee that this strategy will be successful in any given market, even though we may incur costs and losses in implementing this part of our strategy.

        In general, we may continue to grow rapidly, and this strategy could involve numerous risks, including the risk that certain acquisitions may prove unprofitable or fail to generate anticipated cash flows. In addition, our growth strategy could result in a strain on our infrastructure and internal systems or require us to recruit additional senior management. Failure to effectively integrate newly-acquired companies or newly-entered businesses could undermine the potential benefits intended by acquisitions or entry into new businesses, could distract our management, or could require us to unexpectedly allocate substantial resources (financial and otherwise) to the integration efforts.

Executive Officers

        The executive officers of the Company serve at the discretion of its Board of Directors subject to certain employment agreements. Messrs. Blank, Kranwinkle, Hobson, Rodriguez and Tichenor have employment agreements with the Company.

        The executive officers of the Company as of December 31, 2003 were as follows:

Name	Age	Position
A. Jerrold Perenchio	73	Chairman of the Board and Chief Executive Officer
George W. Blank	52	Executive Vice President and Chief Financial Officer
Robert V. Cahill	72	Vice Chairman and Corporate Secretary
Andrew W. Hobson	42	Executive Vice President
C. Douglas Kranwinkle	63	Executive Vice President and General Counsel
Ray Rodriguez	52	Director, President of Univision Network, TeleFutura Network and Galavisión Network
McHenry T. Tichenor, Jr.	48	Director, President of Univision Radio

        Mr. Perenchio has been Chairman of the Board and Chief Executive Officer of the Company since December 1992. From December 1992 through January 1997, he was also the Company's President. Mr. Perenchio has owned and been active in Chartwell Partners LLC since it was formed in 1983. Chartwell Partners LLC is an investment firm that is active in the media and communications industry.

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

        Mr. Rodriguez has been President of Univision Network since December 1992. In addition, Mr. Rodriguez has been President and Chief Operating Officer of TeleFutura Network and Galavisión Network since August 2001. Mr. Rodriguez serves as a member of the Board of Directors of the Company.

        Mr. Tichenor has been President of Univision Radio since September 22, 2003. From February 1997 until September 2003, Mr. Tichenor was the Chairman of the Board, President, Chief Executive Officer, and a director of Hispanic Broadcasting Corporation. Mr. Tichenor serves as a member of the Board of Directors of the Company.

ITEM 2. Properties

        The principal buildings owned or leased by the Company are described below:

Principal Properties of the Company(1)

Location	Aggregate Size of Property in Square Feet (Approximate)	Owned or Leased	Lease Expiration Date
Miami, FL	257,189	Owned	—
Miami, FL	118,107	Leased	10/23/07	(2)
Los Angeles, CA	166,400	Leased	10/31/21	(3)
New York, NY	73,322	Leased	6/30/15
Teaneck, NJ	47,617	Leased	7/31/12	(2)

(1)
For additional information see Note 8 to Notes to Consolidated Financial Statements.

(2)
Option to renew available.

(3)
Capital Lease. The Company exercised its option to purchase the Los Angeles building in the first half of 2004.

        In December 2003, the Company entered into a 40-year lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building will be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2005. The sum of the lease payments will be approximately $67,000,000 over 40 years beginning on the expected lease commencement date of August 31, 2005. The lease has been capitalized by the Company at its estimated fair value of $30,385,000.

        The Miami owned facilities house Univision Network and TeleFutura Network administration, operations (including uplink facilities), sales, production, news. In addition, Galavisión operations, WLTV and WAMI, the Miami stations, occupy space in Univision Network's and TeleFutura Network's facilities. The Company broadcasts its programs to the Company's affiliates on three separate satellites from four transponders, one of which is owned and three of which are leased pursuant to two lease agreements that expire in 2012. In addition, the Company uses a fifth transponder for news feeds.

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

ITEM 3. Legal Proceedings

        On October 22, 2003 the National Hispanic Policy Institute ("NHPI") filed a notice of appeal with the United States Court of Appeals for the District of Columbia, challenging the FCC's decision consenting to the transfer of control of 62 radio stations from HBC to the Company. The FCC is the appellee, and NHPI is seeking the Court of Appeals's reversal of the FCC's consent and remand for reconsideration.

        The Company is also involved in litigation arising in the ordinary course of business. Management has accrued amounts it believes are reasonable and any amounts in excess of those accruals, either alone or in the aggregate, would not be material to the Company. See "Notes to Consolidated Financial Statements—10. Contingencies."

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

	Price Range
	High	Low
2002
First Quarter	$47.00	$32.25
Second Quarter	$44.89	$26.40
Third Quarter	$31.92	$16.40
Fourth Quarter	$33.48	$19.97
2003
First Quarter	$28.65	$21.83
Second Quarter	$32.32	$24.15
Third Quarter	$38.64	$28.86
Fourth Quarter	$39.95	$31.50
(b)
Holders

        At February 5, 2004, the approximate number of stockholders of record of the Company's Class A Common Stock was 302.

(c)
Cash Dividends

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

(d)
Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item is contained under the caption "Equity Compensation Plan Information for 2003" in a definitive Proxy Statement, which the registrant will file with the Securities and Exchange Commission no later than 120 days after December 31, 2003 (the "Proxy Statement"), and such information is incorporated herein by reference.

ITEM 6. Selected Financial Data

        Presented below is the selected historical financial data of Univision Communications Inc.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except share and per-share data)

	2003	2002	2001	2000	1999
Income Statement Data (for the years ended December 31)
Net revenues	$1,311,015	$1,091,293	$887,870	$863,459	$693,090
Direct operating expenses (excluding depreciation expense)	513,741	471,395	355,761	312,381	241,870
Selling, general and administrative expenses (excluding depreciation expense)	363,674	287,960	231,610	223,023	184,159
Depreciation and amortization	84,904	78,818	84,069	66,765	62,583

Operating income	348,696	253,120	216,430	261,290	204,478
Interest expense, net	71,322	87,233	53,463	30,097	27,459
Loss on extinguishment of debt	4,122	—	3,875	—	2,365
Amortization of deferred financing costs	3,832	3,846	2,488	1,361	1,441
Equity loss in unconsolidated subsidiaries and other	10,218	15,907	47,449	4,828	498
Gain on change in Entravision ownership interest	(1,611)	(1,898)	(4,552)	—	—

Income before taxes	260,813	148,032	113,707	225,004	172,715
Provision for income taxes	105,386	61,504	61,296	108,081	91,782

Net income	155,427	86,528	52,411	116,923	80,933
Preferred stock dividends/accretion	—	(25)	(70)	(518)	(540)

Net income available to common stockholders	$155,427	$86,503	$52,341	$116,405	$80,393

As adjusted net income available to common stockholders(a)	$155,427	$86,503	$88,863	$150,634	$115,331
Earnings Per Share Available to Common Stockholders(b)
Basic Earnings Per Share
Net income	$0.61	$0.39	$0.25	$0.57	$0.42
As adjusted net income(a)	$0.61	$0.39	$0.43	$0.74	$0.60
Weighted average common shares outstanding	253,853,027	224,344,335	208,110,727	204,893,438	192,971,418
Diluted Earnings Per Share
Net income	$0.55	$0.34	$0.22	$0.49	$0.34
As adjusted net income(a)	$0.55	$0.34	$0.37	$0.64	$0.49
Weighted average common shares outstanding	283,838,587	256,337,046	239,817,378	238,963,587	236,236,626
Balance Sheet Data (at end of year)
Current assets	$520,566	$384,958	$610,936	$249,612	$177,910
Total assets	7,642,917	3,402,396	3,178,387	1,448,305	974,457
Current liabilities	288,633	223,222	269,680	362,961	141,901
Long-term debt, including capital leases	1,368,346	1,432,233	1,662,018	377,689	303,138
Stockholders' equity	5,102,977	1,558,088	813,280	695,272	513,778
Other Data
Net cash provided by operating activities	$329,777	$155,199	$217,295	$236,238	$186,957
Net cash used in investing activities	(197,360)	(795,281)	(816,175)	(457,950)	(38,936)
Net cash (used in) provided by financing activities	(91,391)	294,904	925,181	253,682	(138,429)

(a)
Represents net income per share as if Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles" was effective January 1, 1999.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Form 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

        Univision Communications Inc., together with its wholly owned subsidiaries (the "Company," "we," "us" and "our"), operates in four business segments:

  •
  Television:    The Company's principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company's owned and/or operated television stations, and the Galavisión cable television network. Univision Network is the most watched television network (English or Spanish-language) among Hispanic Households and had a higher rating among Hispanic Households in prime time than its next four competitors combined in the 2002-2003 season. For the year ended December 31, 2003, the television segment accounted for approximately 84% of the Company's net revenues.

  •
  Radio:    On September 22, 2003, the Company completed its acquisition of Hispanic Broadcasting Corporation, now called Univision Radio. Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the year ended December 31, 2003 (which included revenues only after September 22, 2003), the radio segment accounted for approximately 6% of the Company's net revenues.

  •
  Music:    The Company's music recording and music publishing business, launched in April 2001, includes the Univision Records label, the Fonovisa Records label and a 50% interest in Disa Records. Disa Records is being accounted for under the equity method. For the year ended December 31, 2003, the music segment accounted for approximately 9% of the Company's net revenues.

  •
  Internet:    Univision Online, Inc. operates the Company's Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the year ended December 31, 2003, the Internet segment accounted for approximately 1% of the Company's net revenues.

        The majority of the Company's net revenues have been primarily derived from its television segment. Television net revenues are generated from the sale of network, national and local spot advertising time, net of agency commissions, and station compensation paid to certain affiliates, as well as subscriber fees.

        Also included in the Company's total net revenues are the net revenues of Univision Radio (acquired September 22, 2003), Univision Music Group, Univision Online and other revenues. Univision Radio's primary source of revenues is the sale of broadcasting time for advertising, with a majority of revenues coming from local advertising and the remainder primarily from national spot advertising.

        Direct operating expenses consist primarily of programming, news and general operating costs. Our program license agreements (the "Program License Agreements") with Grupo Televisa S.A. and its affiliates ("Televisa") and Corporacion Venezolana del Television, C.A. (VENEVISION) and its affiliates ("Venevision") accounted for approximately 17.7% in 2003, 17.2% in 2002 and 21.4% in 2001 of our operating expenses.

Executive Summary of Major 2003 Events

        In addition to ongoing operations, management spent a significant amount of time focusing on several areas of expansion for the Company. While 2003 was our second year of operations for the TeleFutura Network, it was the first full year of operations where management did not need to focus on launch and start-up activities for that network and group of stations. In addition, we spent time completing the acquisition and beginning the integration of Univision Radio as well as reorganizing Fonovisa and assimilating the new label into our music group.

Critical Accounting Policies

Program Rights for Television Broadcast

        Program costs pursuant to the Program License Agreements are expensed monthly by the Company as a license fee, which is based on a percentage of the Company's net revenues. All other costs incurred in connection with the production of or purchase of rights to programs that are ready, available and to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operating expense as the programs are broadcast. In the case of multi-year sports contracts, program costs are charged to operating expense based on the flow-of-income method over the term of the contract.

Revenue Recognition

        The Company's television and radio revenues are recognized when advertising spots are aired, less agency commissions and television station compensation costs paid to certain affiliates. Television subscriber fees and a network service fee payable to the Company by the affiliated stations are recognized as programming is aired. Univision Music Group revenues are recognized when products are shipped to customers less an allowance for returns, cooperative advertising and discounts. The Internet business consists primarily of banner and sponsorship advertising revenues. Banner revenues are recognized as "impressions" are delivered and sponsorship revenues are recognized ratably over their contract period. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Company's online properties.

Accounting for Intangibles and Impairment

        On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 did not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, ceased being amortized after December 31, 2001. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission ("FCC"). Over the last five years, all television and radio licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, a license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested at least annually for impairment, or more frequently if circumstances indicate a possible impairment exists, in accordance with paragraph 17 of SFAS No. 142 and the Emerging Issues Task Force published Issue 02-07, "Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets" ("EITF 02-07"). The Company evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2003, in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and concluded that it did not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives. The use of the purchase method of accounting requires management to make certain judgments in estimates related to the fair value of assets acquired.

        The Company has obtained a preliminary appraisal of the assets acquired and liabilities assumed of Univision Radio. The Company has made a preliminary allocation of the purchase price to FCC licenses, goodwill, advertising-related intangible and favorable leases. The Company expects the appraisal to be completed by mid-2004. The Company may have a material reclassification on a future balance sheet between goodwill and FCC licenses, both of which are expected to have an indefinite life. In addition, there may be other identified intangibles that could have an impact on future expense. These reclassifications could have a material impact on the deferred tax liability calculation. The results of operations of Univision Radio have been included in the accompanying condensed consolidated statement of income since September 22, 2003. In the fourth quarter of 2003, the Company incurred amortization expense of $2,228,000 related to Univision Radio's amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of Hispanic Broadcasting Corporation ("HBC") in September 2003. Advertiser contracts are being amortized over a nine-month period. The favorable leases are being amortized over various periods through the year 2042.

Equity and Cost Method Valuation And Impairment

        The Company's most significant investment at cost is its investment in Entravision Communications Corporation ("Entravision"). In connection with the completion of the HBC acquisition, the Company restructured its ownership interest in Entravision by exchanging its common stock for non-voting preferred stock. On September 22, 2003, the Company began accounting for its investment in Entravision under the cost method of accounting. As a result, the Company has ceased recording an equity interest in the earnings or losses of Entravision. The Company's other significant investments are Disa Records, S.A. de C.V. ("Disa") and St. Louis/Denver LLC, which are accounted for under the equity method of accounting, and Equity Broadcasting Corporation, which is accounted for under the cost method of accounting. The Company will record an impairment charge if and when it believes any investment has experienced a decline in value that is other than temporary. The Company evaluates changes in market conditions and/or operating results of its underlying investments that may result in the inability to recover the carrying value of the investments.

Related Party Transaction

        Televisa and Venevision, which are principal stockholders of the Company, have program license agreements with us that provide our three networks with a substantial amount of their programming. The Company currently pays a license fee of approximately 15% of television net revenues to Televisa and Venevision for their programming, subject to certain adjustments. The Company believes that the program license agreements and all other agreements with Televisa and Venevision have been negotiated as arms-length transactions. See "Notes to Consolidated Financial Statements—3. Related Party Transactions" for additional related party transactions.

        It is difficult to compare our results of operations for 2002 with those of 2003 because:

  •
  in 2002 we broadcast World Cup soccer;

  •
  our 2003 results reflect a full year of operations of Fonovisa while 2002 results only contain approximately three quarters; and

  •
  in 2003 our results cover approximately one quarter of additional revenues and expenses from Univision Radio.

        It will also be difficult to compare our results of operations for 2003 with those of 2004 because our 2004 results will reflect a full year of operations of Univision Radio while 2003 results only contain approximately one quarter.

Year Ended December 31, 2003 ("2003"), Compared to Year Ended December 31, 2002 ("2002")

        Revenues.    Net revenues were $1,311,015,000 in 2003 compared to $1,091,293,000 in 2002, an increase of $219,722,000 or 20.1%. Existing operations accounted for 7.9% of this growth while 4.4% of the growth was attributable to additional music business revenues, primarily reflecting a full year of operations of Fonovisa which we acquired in April 2002, and 7.8% of the growth was attributable to radio business revenues from the acquisition on September 22, 2003. The Company's television segment revenues were $1,098,276,000 in 2003 compared to $1,014,223,000 in 2002, an increase of $84,053,000 or 8.3%. This revenue growth was achieved despite the incremental revenues in 2002 from the broadcast of World Cup games and political advertising. The Company's three networks had an increase in revenues of $64,058,000 or 11.1%, resulting primarily from higher prices for advertising spots excluding the 2002 World Cup, greater advertiser awareness of the TeleFutura network, which launched on January 14, 2002, and improved programming on the cable network. The owned-and-operated stations had an increase in revenues of $19,995,000 or 4.6% attributable primarily to the Miami, Phoenix, Fresno, San Francisco, and Houston markets, the stations' increase resulted primarily from increased market share and advertiser awareness of the growing importance of the Hispanic market, as well as from a new stations in Raleigh. The Company's radio segment generated revenues of $83,595,000 from September 23, 2003 through December 31, 2003, following our acquisition of HBC on September 22, 2003. The Company's music segment generated revenues of $113,197,000 in 2003 compared to $64,535,000 in 2002, an increase of $48,662,000 or 75.4%, primarily reflecting a full year of operations of Fonovisa compared to approximately three fiscal quarters of revenues in 2002. The Company's Internet segment had revenues of $15,947,000 in 2003 compared to $12,535,000 in 2002, an increase of $3,412,000 or 27.2%.

        Expenses.    Direct operating expenses increased to $513,741,000 in 2003 from $471,395,000 in 2002, an increase of $42,346,000 or 9%. The Company's television segment direct operating expenses were $420,475,000 in 2003 compared to $421,000,000 in 2002, a decrease of $525,000 or .1%. The decrease is due primarily to the absence of 2002 costs related to the World Cup Games of approximately $55,000,000 offset by increased license fees paid of $24,405,000 under our Program License Agreements, increased programming costs of $12,012,000, increased news and technical costs of $9,953,000 and sports-related programming costs of $8,522,000. The Company's radio segment had direct operating expenses of $15,211,000 in 2003. The Company's music segment had direct operating expenses of $64,497,000 in 2003 compared to $35,134,000 in 2002, an increase of $29,363,000 or 83.6% that primarily reflects a full year of operations of Fonovisa compared to approximately three fiscal quarters of direct operating expenses in 2002 and an increase in variable costs, such as distribution and royalty costs, related to increased revenues. The Company's Internet segment had direct operating expenses of $13,558,000 in 2003 compared to $15,261,000 in 2002, a decrease of $1,703,000 or 11.2%. As a percentage of net revenues, direct operating expenses decreased from 43.2% in 2002 to 39.2% in 2003.

        Selling, general and administrative expenses increased to $363,674,000 in 2003 from $287,960,000 in 2002, an increase of $75,714,000 or 26.3%. The Company's television segment selling, general and administrative expenses were $275,622,000 in 2003 compared to $245,844,000 in 2002, an increase of $29,778,000 or 12.1%. The increase is due in part to increased selling costs of $8,854,000, resulting from higher sales, discretionary compensation and severance costs of $6,172,000, increased employee benefits of $3,392,000 and increased research costs of $4,509,000. The Company's radio segment had selling, general and administrative expenses of $37,511,000 in 2003. The Company's music segment had selling, general and administrative expenses of $39,151,000 in 2003 compared to $31,482,000, an increase of $7,669,000 that primarily reflects a full year of operations of Fonovisa compared to approximately three fiscal quarters of selling, general and administrative expenses in 2002. The Company's Internet segment had selling, general and administrative expenses of $11,390,000 in 2003 compared to $10,634,000 in 2002, an increase of $756,000. As a percentage of net revenues, selling, general and administrative expenses increased from 26.4% in 2002 to 27.7% in 2003.

        Depreciation and Amortization.    Depreciation and amortization increased to $84,904,000 in 2003 from $78,818,000 in 2002, an increase of $6,086,000 or 7.7%. The Company's depreciation expense increased to $72,340,000 in 2003 from $60,717,000 in 2002, an increase of $11,623,000 primarily due to increased capital expenditures and acquisitions. The Company had amortization of intangible assets of $12,564,000 and $18,101,000 in 2003 and 2002, respectively, a decrease of $5,537,000, which is due primarily to a reduction of intangible assets being amortized, primarily artist contracts, acquired as a result of our acquisition of Fonovisa in April 2002. Depreciation and amortization expense for the television segment increased by $7,298,000 to $64,041,000 in 2003 from $56,743,000 in 2002 due to increased depreciation primarily related to higher capital expenditures and station assets acquired. Depreciation and amortization expense for the radio segment was $5,594,000 in 2003, $3,366,000 related to depreciation expense and $2,228,000 to intangible amortization related to the preliminary valuation of amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. These contracts are being amortized over a nine-month period that will expire in June 2004. Depreciation and amortization expense for the music segment decreased by $7,210,000 to $9,978,000 in 2003 from $17,188,000 in 2002 for the reasons described above. These contracts acquired from Fonovisa are being amortized over 10 years, but most will be amortized in the first three years. Depreciation and amortization expense for the Internet segment increased by $404,000 to $5,291,000 in 2003 from $4,887,000 in 2002.

        Operating Income.    As a result of the above factors, operating income increased to $348,696,000 in 2003 from $253,120,000 in 2002, an increase of $95,576,000 or 37.8%. The Company's television segment had operating income of $338,138,000 in 2003 and $290,636,000 in 2002, an increase of $47,502,000. The Company's radio segment had operating income of $25,279,000 in 2003. The Company's music segment had an operating loss of $429,000 in 2003 and $19,269,000 in 2002, an improvement of $18,840,000. The Company's Internet segment had an operating loss of $14,292,000 in 2003 and $18,247,000 in 2002, an improvement of $3,955,000. The Company's Internet segment is expected to generate an operating loss in 2004. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, operating income increased from 23.2% in 2002 to 26.6% in 2003.

        Interest Expense, Net.    Interest expense decreased to $71,322,000 in 2003 from $87,233,000 in 2002, a decrease of $15,911,000 or 18.2%. The decrease is due primarily to lower interest rates on borrowings.

        Loss on Extinguishment of Debt.    The Company's loss on extinguishment of debt of $4,122,000 in 2003 is due to the write-off of deferred financing costs related to its reduced bank term credit facility of $620,000,000 in the fourth quarter of 2003.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $10,218,000 in 2003 from $15,907,000 in 2002, an improvement of $5,689,000 due to lower equity losses of $6,393,000 and gains of $704,000 primarily related to the disposal of fixed assets. The lower equity loss resulted primarily from the Company's share of Entravision's improved financial results during the first nine months of 2003, which includes a gain from the sale of its publishing operations. On September 22, 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition.

        Gain on Change in Entravision Ownership Interest.    Gain on change in Entravision ownership interest decreased to $1,611,000 in 2003 from $1,898,000 in 2002, a decrease of $287,000. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its unconsolidated subsidiaries' stock issuances. On September 22, 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition.

        Provision for Income Taxes.    In 2003, the Company reported an income tax provision of $105,386,000, representing $50,785,000 of current tax expense and $54,601,000 of deferred tax expense. In 2002, the Company reported an income tax provision of $61,504,000, representing $12,352,000 of current tax expense and $49,152,000 of deferred tax expense. The total effective tax rate was 40.4% in 2003 and 41.5% in 2002. The Company's effective tax rate of 40.4% for 2003 is lower than the 41.5% for 2002 due to the favorable settlement of various state tax audits and since the Company's relatively fixed permanent non-deductible tax differences have a lesser effect as financial statement pre-tax income increases.

        Net Income.    As a result of the above factors, the Company reported net income in 2003 of $155,427,000 compared to net income of $86,528,000 in 2002, an increase of $68,899,000 or 79.6%. As a percentage of net revenues, net income increased from 7.9% in 2002 to 11.9% in 2003.

        Operating Income before Depreciation and Amortization.    Operating income before depreciation and amortization increased to $433,600,000 in 2003 from $331,938,000 in 2002, an increase of $101,662,000 or 31%. As a percentage of net revenues, operating income before depreciation and amortization increased from 30.4% in 2002 to 33.1% in 2003.

        The Company uses the key indicator of "operating income before depreciation and amortization" primarily to evaluate the Company's operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company's ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company's performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the twelve months ended December 31, 2003 and 2002:

	Twelve Months Ended December 31,
	2003	2002
	(Dollars in thousands)
Operating income before depreciation and amortization	$433,600	$331,938
Depreciation and amortization	84,904	78,818

Operating income	348,696	253,120
Interest expense, net	71,322	87,233
Loss on extinguishments of debt	4,122	—
Amortization of deferred financing costs	3,832	3,846
Equity loss in unconsolidated subsidiaries and other	10,218	15,907
Gain on change in Entravision ownership interest	(1,611)	(1,898)
Provision for income taxes	105,386	61,504

Net income	$155,427	$86,528

	Twelve Months Ended December 31, 2003
	Consolidated	Television	Radio(1)	Music	Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$433,600	$402,179	$30,873	$9,549	$(9,001)
Depreciation and amortization	84,904	64,041	5,594	9,978	5,291

Operating income (loss)	$348,696	$338,138	$25,279	$(429)	$(14,292)

(1)
Univision Radio acquired 9/22/03

	Twelve Months Ended December 31, 2002
	Consolidated	Television	Radio	Music	Internet
Operating income (loss) before depreciation and amortization	$331,938	$347,379	$—	$(2,081)	$(13,360)
Depreciation and amortization	78,818	56,743	—	17,188	4,887

Operating income (loss)	$253,120	$290,636	$—	$(19,269)	$(18,247)

Year Ended December 31, 2002 ("2002"), Compared to Year Ended December 31, 2001 ("2001")

        Revenues.    Net revenues were $1,091,293,000 in 2002 compared to $887,870,000 in 2001, an increase of $203,423,000 or 22.9%. Existing operations accounted for 7.0% of this growth while 15.9% of the growth was attributable to additional revenues resulting from TeleFutura, launched in 2002, and the music business, launched in 2001. The Company's television segment revenues were $1,014,223,000 in 2002 compared to $871,993,000 in 2001, an increase of $142,230,000 or 16.3%. Univision Network had an increase in revenues of $25,149,000 or 5.4% resulting primarily from the 2002 World Cup Games. Univision Television Group ("UTG") owned-and-operated stations ("UTG O&Os") had an increase in revenues of $41,444,000 or 11.4% attributable primarily to the Houston, Los Angeles, Dallas, Chicago and Phoenix stations, resulting primarily from increased market share and advertiser awareness of the growing importance of the Hispanic market, as well as from new UTG stations in Atlanta and Philadelphia, offset in part by a minor decrease in revenues from the Miami station. Galavisión had a decrease in revenues of $472,000 or 1.5% due in part to the general softness in the advertising market. TeleFutura had revenues of $85,988,000 in 2002, since its launch on January 14, 2002, while the USA Broadcasting-acquired stations, which were primarily broadcasting Home Shopping Network, had revenues of $9,879,000 in 2001. The Company's music segment, which began operations in April 2001, generated revenues of $64,535,000 in 2002 compared to $9,670,000 in 2001, an increase of $54,865,000 primarily reflecting approximately three quarters of operations of Fonovisa which we acquired in April 2002. The Company's Internet segment had revenues of $12,535,000 in 2002 compared to $6,207,000 in 2001, an increase of $6,328,000, primarily resulting from an increase in advertisers.

        Expenses.    Direct operating expenses increased to $471,395,000 in 2002 from $355,761,000 in 2001, an increase of $115,634,000 or 32.5%. The Company's television segment direct operating expenses were $421,000,000 in 2002 compared to $325,691,000 in 2001, an increase of $95,309,000 or 29.3%. The increase is due primarily to costs for the 2002 World Cup games of approximately $55,000,000, which includes program rights and production costs. The television segment also had increased programming, technical, sports and news charges related to TeleFutura of $54,837,000 and increased license fees paid of $4,876,000 under our Program License Agreements, offset in part by the elimination of 2001 costs related to the Copa America soccer games of $6,341,000, a cost reduction charge of $5,319,000, USA Broadcasting-acquired station, that became TeleFutura stations, costs of $9,654,000 and cancelled shows of $3,012,000. The Company's music segment had direct operating expenses of $35,134,000 in 2002 compared to $5,822,000 in 2001, an increase of $29,312,000 primarily reflecting approximately three quarters of operations of Fonovisa which we acquired in April 2002. The Company's Internet segment had direct operating expenses of $15,261,000 in 2002 compared to $24,248,000 in 2001, a decrease of $8,987,000 primarily due to a reduction in hosting and content costs. As a percentage of net revenues, direct operating expenses increased from 40.1% in 2001 to 43.2% in 2002.

        Selling, general and administrative expenses increased to $287,960,000 in 2002 from $231,610,000 in 2001, an increase of $56,350,000 or 24.3%. The Company's television segment selling, general and administrative expenses were $245,844,000 in 2002 compared to $208,517,000 in 2001, an increase of $37,327,000 or 17.9%. The increase is primarily the result of selling, research and general and administrative costs related to TeleFutura of $43,277,000, increased discretionary compensation and severance costs of $6,331,000, increased selling costs of $4,277,000 resulting from higher sales and a charge for bad debt of $1,000,000 related to WorldCom, Inc.'s filing for bankruptcy court protection. These increases were offset in part by decreased costs of $1,135,000 and the elimination of 2001 costs related to a cost reduction charge of $6,573,000 and USA Broadcasting-acquired station costs of $10,271,000. The Company's music segment had selling, general and administrative expenses of $31,482,000 in 2002 compared to $5,628,000, an increase of $25,854,000 primarily reflecting approximately three quarters of operations of Fonovisa which we acquired in April 2002. The Company's Internet segment had selling, general and administrative expenses of $10,634,000 in 2002 compared to $17,465,000 in 2001, a decrease of $6,831,000 primarily related to lower promotion and selling costs. As a percentage of net revenues, selling, general and administrative expenses increased from 26.1% in 2001 to 26.4% in 2002.

        Depreciation and Amortization.    Depreciation and amortization decreased to $78,818,000 in 2002 from $84,069,000 in 2001, a decrease of $5,251,000 or 6.2%. The Company's depreciation expense increased to $60,718,000 in 2002 from $43,100,000 in 2001, an increase of $17,618,000 primarily due to increased capital expenditures and station assets acquired. The Company had amortization of intangible assets of $18,100,000 and $40,969,000 in 2002 and 2001, respectively, a decrease of $22,869,000. On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which resulted in a substantial reduction of intangible amortization expense in 2002 since the Company's broadcast licenses and goodwill are no longer being amortized by the Company. Had SFAS No. 142 been in effect in 2001, amortization of intangible assets would have been $1,163,000 in 2001. During 2002, the Company incurred amortization expense of $16,812,000 related to the valuation of amortizable identified intangibles, primarily artist contracts, acquired as a result of our acquisition of Fonovisa in April 2002. Depreciation and amortization expense for the television segment decreased by $21,472,000 to $56,743,000 in 2002 from $78,215,000 in 2001 due primarily to lower goodwill and other intangible amortization resulting from the adoption of SFAS No. 142, which was offset in part by increased depreciation related to higher capital expenditures. Depreciation and amortization expense for the music segment increased by $17,164,000 to $17,188,000 in 2002 from $24,000 in 2001 primarily for the reasons described above. Depreciation and amortization expense for the Internet segment decreased by $943,000 to $4,887,000 in 2002 from $5,830,000 in 2001 due primarily to decreased depreciation related to the disposal of certain technical assets.

        Operating Income.    As a result of the above factors, operating income increased to $253,120,000 in 2002 from $216,430,000 in 2001, an increase of $36,690,000 or 17%. The Company's television segment had operating income of $290,636,000 in 2002 and $259,570,000 in 2001, an increase of $31,066,000, after giving effect to an operating loss for TeleFutura of $34,823,000 in 2002 and an operating loss for the USA Broadcasting-acquired stations and TeleFutura start-up costs of $19,251,000 in 2001. The Company's music segment had an operating loss of $19,269,000 in 2002 and $1,804,000 in 2001, an increase of $17,465,000. The Company's Internet segment had an operating loss of $18,247,000 in 2002 and $41,336,000 in 2001, an improvement of $23,089,000. As a percentage of net revenues, operating income decreased from 24.4% in 2001 to 23.2% in 2002.

        Interest Expense, Net.    Interest expense increased to $87,233,000 in 2002 from $53,463,000 in 2001, an increase of $33,770,000 or 63.2%. The increase is due primarily to increased borrowings as a result of the acquisition of the TeleFutura stations.

        Loss on Extinguishment of Debt.    The Company's loss on extinguishment of debt of $3,875,000 in 2001 is due to the write-off of deferred financing cost related to its terminated credit facilities.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $15,907,000 in 2002 from $47,449,000 in 2001, an improvement of $31,542,000. The improvement is primarily the result of the elimination of 2001 costs of $15,919,000 related to the dissolution of the Company's investment in Ask Jeeves en Español, Inc. and an improvement of $17,450,000 related to the Company's investment in Entravision. These improvements were offset in part by an increase in equity losses of $7,569,000 related to Company's investment in Disa.

        Gain on Change in Entravision Ownership Interest.    Gain on change in Entravision ownership interest decreased to $1,898,000 in 2002 from $4,552,000 in 2001, a decrease of $2,654,000. These gains were derived in accordance with SEC guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its subsidiaries' stock issuances.

        Provision for Income Taxes.    In 2002, the Company reported an income tax provision of $61,504,000, representing $12,352,000 of current tax expense and $49,152,000 of deferred tax expense. In 2001, the Company reported an income tax provision of $61,296,000, representing $48,476,000 of current tax expense and $12,820,000 of deferred tax expense. The total effective tax rate was 41.5% in 2002 and 53.9% in 2001. The Company's effective tax rate in 2002 is lower than in 2001 primarily as a result of the adoption of SFAS No. 142, which eliminated the amortization of non-deductible goodwill and other intangibles for book purposes. The increase in deferred tax expense in 2002 relative to 2001 is attributable to a significant increase in favorable temporary differences primarily due to new "bonus depreciation" rules and the full year impact of the tax amortization of the intangibles acquired from the acquisition of the USA Broadcasting stations' assets.

        Net Income.    As a result of the above factors, the Company reported net income in 2002 of $86,528,000 compared to net income of $52,411,000 in 2001, an increase of $34,117,000. The 2001 net income includes a cost reduction charge of $7,075,000.

        Operating Income before Depreciation and Amortization.    Operating income before depreciation and amortization increased to $331,938,000 in 2002 from $300,499,000 in 2001, an increase of $31,439,000 or 10.5%. As a percentage of net revenues, operating income before depreciation and amortization decreased from 33.8% in 2001 to 30.4% in 2002. The 2001 operating income before depreciation and amortization includes a cost reduction charge of $11,892,000.

        In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the twelve months ended December 31, 2002 and 2001:

	Twelve Months Ended December 31,
	2002	2001
	(Dollars in thousands)
Operating income before depreciation and amortization	$331,938	$300,499
Depreciation and amortization	78,818	84,069

Operating Income	253,120	216,430
Interest expense, net	87,233	53,463
Loss on extinguishments of debt	—	3,875
Amortization of deferred financing costs	3,846	2,488
Equity (gain) loss in unconsolidated subsidiaries and other	15,907	47,449
(Gain) loss on change in Entravision ownership interest	(1,898)	(4,552)
Provision for income taxes	61,504	61,296

Net income	$86,528	$52,411

	Twelve Months Ended December 31, 2002
	Consolidated	Television	Music	Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$331,938	$347,379	$(2,081)	$(13,360)
Depreciation and amortization	78,818	56,743	17,188	4,887

Operating income (loss)	$253,120	$290,636	$(19,269)	$(18,247)

	Twelve Months Ended December 31, 2001
	Consolidated	Television	Music	Internet
Operating income (loss) before depreciation and amortization	$300,499	$337,785	$(1,780)	$(35,506)
Depreciation and amortization	84,069	78,215	24	5,830

Operating income (loss)	$216,430	$259,570	$(1,804)	$(41,336)

Liquidity and Capital Resources

        The Company's primary source of cash flow is its television and radio operations. Funds for debt service, capital expenditures and operations historically have been, and we expect will continue to be provided by, funds from operations and by borrowings. At December 31, 2003 cash on hand was $76,677,000.

Capital Expenditures

        Capital expenditures totaled $56,283,000 for the twelve months ended December 31, 2003. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital improvements, the Company is still in the process of replacing and upgrading several towers, transmitters and antennas. In 2004, the Company plans to exercise its option to acquire the Los Angeles building for $52,500,000. The current lease is capitalized as a fixed asset. In addition, the Company plans on spending approximately $122,500,000, which consist of $21,000,000 for the build-out of the Houston, Puerto Rico and Austin stations, $26,000,000 for Univision Network upgrades and facilities expansion, $17,500,000 for radio station facility upgrades, $8,000,000 for towers, transmitters, antennas and digital technology, $16,000,000 for TeleFutura Network upgrades and facilities expansion and approximately $34,000,000 for normal capital improvements and management information systems.

Debt Instruments

        The Company's 7.85% senior notes due 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. The Company received net proceeds of $495,370,000 from the issuance of these senior notes, which pay interest on January 15 and July 15 of each year. On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company's new 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. We received net proceeds of $694,526,000 from the issuance of the new senior notes, which pay simple interest on April 15 and October 15 of each year. The Company used most of the proceeds to pay its entire bank revolving credit facility of $100,000,000 and $520,000,000 of its bank term loan facility. As a result of this transaction, the Company reduced its interest rate that would have been payable under its bank credit facility by 1.25%. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective and the accounting is not expected to have a material impact on future earnings. In addition, in December 2003, the Company paid $100,000,000 of its bank term facility with proceeds from the issuance of the senior notes and from the Company's cash on hand. As a result of the various payments on the term loan, the Company will not be allowed to re-borrow $620,000,000 of the term facility under the terms of the bank credit agreement. In the fourth quarter of 2003, the Company wrote-off approximately $4,122,000 of non-cash pre-tax deferred financing costs related to its term loan facility.

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

        As of December 31, 2003, the Company had a $600,000,000 credit facility with a syndicate of commercial lenders. The credit facility consists of a $100,000,000 term loan and a $500,000,000 revolving credit facility. Each of the credit facilities will mature on July 18, 2006. At December 31, 2003, the Company had borrowings of $100,000,000 outstanding under its term loan and zero outstanding under its revolving credit facility. In addition, the Company has approximately $30,000,000 of letters of credit outstanding, including $20,000,000 that can be drawn upon under certain circumstances if the Company does not exercise its option to acquire the two Puerto Rico stations described below and $8,000,000 related to the FIFA World Cup Agreement.

        Loans made under the revolving credit facility and term loan bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's term loans ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin on its term loans was 1.25% for the twelve months ended December 31, 2003. During the twelve months ended 2003, the interest rates applicable to the Company's bank credit facilities ranged from approximately 2.35% to 2.66% for LIBOR rate loans and from 4.25% to 4.50% for prime rate loans. At December 31, 2003, the interest rate applicable to the Company's LIBOR rate loans was approximately 2.42%. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. The Company's 2003 effective interest rate on its bank debt and senior notes was approximately 4.5%.

        The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its Program License Agreement in a manner the lenders determine is materially adverse to the Company. At December 31, 2003, the Company was in compliance with its financial covenants.

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

Acquisitions

        In 2003, the Company completed its acquisition of HBC in which each share of HBC common stock was exchanged for 0.85 of a share of the Company's Class A common stock. See Note 4 to Notes to Consolidated Financial Statements.

        In 2003, the Company also acquired the stock or assets of four full-power television stations in Fresno, California; Raleigh, North Carolina; Albuquerque, New Mexico and Tuscon, Arizona for an aggregate amount of approximately $87,500,000 and the assets of radio stations in Chicago, Illinois and Austin, Texas for an aggregate amount of approximately $48,000,000. In addition, in 2003, the Company incurred costs related to the acquisition of HBC of approximately $8,200,000, net of acquired cash. The Company paid for the acquisitions primarily from its revolving credit facility and cash on hand. In 2002, the Company had station acquisition costs of approximately $613,000,000 primarily related to the assets acquired from USA Broadcasting, Inc., the purchase of the majority interest in its TeleFutura San Francisco station for approximately $42,000,000 and the acquisition of a full-power television station in Austin, Texas for approximately $12,000,000. Funds for these payments were obtained primarily from the Company's bank credit facility and from proceeds of Televisa's equity investment in the Company of $375,000,000. In 2001, the Company had station acquisition costs of approximately $526,000,000 primarily related to the assets acquired from USA Broadcasting, Inc.

        In January 2004, the Company acquired the assets of a full-power television station in Sacramento, California and a radio station in Long Island, New York for approximately $65,000,000 and $60,000,000, respectively. In February 2004, the Company acquired the assets of another radio station in Fresno, California, for approximately $8,000,000. The funds for these purchases came from the Company's cash on hand and its revolving credit facility.

        The Company expects to explore additional acquisition opportunities to complement and capitalize on our existing business and management. The purchase price for any future acquisitions may be paid with (a) cash derived from operating cash flow, (b) proceeds available under bank facilities, (c) proceeds from future debt or equity offerings, or (d) any combination thereof.

Contractual Obligations & Other Pending Transactions

        The Company has an option agreement that expires on December 31, 2004 to acquire for $190,000,000 two stations in Puerto Rico that it is operating under a time brokerage agreement. On December 23, 2003, the Company entered into a 40-year lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building will be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2005. The sum of the lease payments will be approximately $67,000,000 over 40 years beginning on the expected lease commencement date of August 31, 2005. The lease has been capitalized by the Company at its estimated fair value of $30,385,000. Additionally, if the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's purchase price for the stations (including costs) during a period of 90 days from the closing of the Company's acquisition of the stations.

        In April 2001, the Company launched a music publishing and recording division, Univision Music Group. In June 2001, the Company acquired a 50% interest in Disa. The Company has a call right and the Chavez family, who own the other 50% interest in Disa, has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments. Disa Records is a Mexico-based music recording and publishing company with a large complement of Latin artists.

        The Company has amended its employment arrangement with José Behar, and assigned the employment agreement to Univision Music LLC, and as a result has amended the operating agreement of Univision Music LLC. Under the terms of the amended operating agreement, in 2006, Diara has a put right and the Company has a call right that would require the Company to purchase a portion of Diara's interest in Univision Music LLC and, in 2009, Diara has a put right and the Company has a call right that would require the Company to purchase the remainder of Diara's interest in Univision Music LLC. See Note 3 to Notes to Consolidated Financial Statements.

        The Company is seeking approximately $30,000,000 from Televisa for certain working capital adjustments in connection with the acquisition of Fonovisa in April 2002. The Company expects this to be resolved either through negotiation between the parties or by binding arbitration.

        In August 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 are due over the term of the agreement with the remaining payments due as follows:

March 5, 2004	$8,000,000
March 5, 2005	8,000,000
30 days before start of 2006 World Cup	33,000,000
45 days after last day of 2006 World Cup	33,000,000

$82,000,000

        As the Company makes each payment, the next scheduled payment under the contract will be supported by a letter of credit. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The rights fees are being amortized over the 2002/2006 World Cups and other interim FIFA events based on the flow of income method. Under the flow of income method, the costs for the 2006 World Cup games, excluding advertising, promotion and broadcast costs, will be approximately $100,000,000 for the rights fees.

        The funds for any payments discussed above are expected to come from income from funds from operations and/or borrowings from the Company's bank facilities.

        At December 31, 2003, the Company had a non-voting ownership interest in Entravision of approximately 30%. As part of the consent decree pursuant to which the United States Department of Justice approved our acquisition of HBC, the Company is required to sell enough of its Entravision stock so that the Company's ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The exchange will have no impact on the Company's existing television station affiliation agreements with Entravision. Entravision is restricted under its credit agreement from making dividend payments.

        In January 2004, the Company, Equity Broadcasting Corporation ("EBC") and others agreed in writing to amend EBC's Articles of Incorporation to allow shares of Series A convertible preferred stock of EBC to receive a stock dividend of 7% of the original issue price commencing on the date of the initial issuance, which was June 8, 2001. The dividend would be paid in preference to all other junior stock as and when declared or on liquidation, would be added to amounts received on redemption and would be converted on conversion into common stock. Since the Company was not entitled to the dividend prior to January 2004, the Company expects to record a stock dividend of approximately $5,100,000 in the first quarter of 2004 based on the Company's initial investment of approximately $26,000,000 made in June 2001. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. The EBC stockholders will be asked to vote in favor of the Articles amendment at a meeting scheduled in June 2004, but stockholders holding a sufficient number of shares have agreed to vote for the amendment.

        In August 2003, the Company signed a letter of intent to exercise its option to acquire the leased building for its Los Angeles station for approximately $52,500,000. The current lease is capitalized as a fixed asset. The Company expects the closing to take place in the first half of 2004. The funds for the purchase are expected to come from the Company's funds from operations and its revolving credit facility.

        In January 2004, the Company acquired the assets of a full-power television station in Sacramento, California and a radio station in Long Island, New York for approximately $65,000,000 and $60,000,000, respectively. In February 2004, the Company acquired the assets of another radio station in Fresno,

California, for approximately $8,000,000. The funds for these purchases came from the Company's cash on hand and its revolving credit facility.

        Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations listed below, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank credit facility, will be adequate to meet liquidity needs in the near future.

        Below is a summary of the Company's major contractual payment obligations as of December 31, 2003:

Major Contractual Obligations
As of December 31, 2003

	Payments Due By Period
	2004	2005	2006	2007	2008	Thereafter	TOTAL
	$ in thousands
Bank debt(a)	$—	$—	$100,000	$—	$—	$—	$100,000
Estimated bank debt interest	3,958	173	—	—	—	—	4,131
Senior notes principal	—	—	250,000	200,000	250,000	500,000	1,200,000
Senior notes interest-fixed	39,250	39,250	39,250	39,250	39,250	117,750	314,000
Senior notes interest-variable	7,695	7,695	7,695	5,226	2,931	—	31,242
Operating leases	34,838	32,116	30,246	27,426	25,819	153,765	304,210
Capital leases(b)	12,932	12,180	12,006	12,036	12,036	124,396	185,586
Puerto Rico building lease	—	432	1,296	1,296	1,296	62,780	67,100
Spanish programming(c)	64,561	37,183	88,500	17,736	12,976	22,185	243,141
English programming	6,080	4,914	3,470	1,350	1,361	1,574	18,749
Nielsen	20,605	15,415	16,358	371	—	—	52,749
Acquisitions	148,038	—	—	—	—	—	148,038
TuTV LLC(d)	2,000	2,000	13,500				17,500

	$339,957	$151,358	$562,321	$304,691	$345,669	$982,450	$2,686,446

(a)
The Company had interest expense of $19,620,000, $26,379,000 and $25,296,000 in 2003, 2002 and 2001, respectively. The Company will continue to pay interest expense on its existing credit facility based on its outstanding bank debt.

(b)
Amounts include the capital lease for the Los Angeles building. The Company exercised its option to acquire the building in Los Angeles for approximately $52,500,000. If the Company purchases the building, lease payments of $95,880,000 will be eliminated. In addition, the amounts include two transponder agreements that will be capitalized by the Company in May 2004 and in the first quarter 2006, totaling $31,092,000.

(c)
Amounts exclude the license fees that will be paid in accordance with the Program License Agreement, which is based on 15% of Combined Net Time Sales, see "Notes to Consolidated Financial Statements—3. Related Party Transactions—Program License Agreement.

(d)
The Company has a contractual obligation to fund up to $20,000,000 in the first three years, however, the Company does not anticipate spending more than $1,000,000 in 2006.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its variable rate instruments (its bank loan of $100,000,000 and its senior notes of $700,000,000) at December 31, 2003, a change of 10% in interest rates would have an impact of approximately $1,000,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has immaterial foreign exchange exposure in Mexico.

        On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company's new 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. We received net proceeds of $694,526,000 from the issuance of the new senior notes, which pay simple interest on April 15 and October 15 of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective and the accounting is not expected to have a material impact on future earnings.

        Under the interest rate swap contract, the Company agreed to receive a fixed rate payment for a floating rate payment. Since the fair value hedge is perfectly effective under the guidelines of Financial Accounting Standards Board No. 133 "Accounting for Derivative Instruments and Hedging Activities", the changes in the fair value of interest rate swap are expected to perfectly offset the changes in the fair value of the senior notes. On a quarterly basis, the Company will adjust the carrying amount of the swap to its fair value and adjust the carrying amount of the senior notes by the same amount to reflect its change in its fair value attributable to the hedged risk. There is no hedge ineffectiveness to be recorded to earnings. The Company will monitor the credit ratings of the counter party and obtain fair value swap valuations from the counter parties and third parties on a quarterly basis.

ITEM 8. Financial Statements and Supplementary Data

        See pages F-1 through F- 47

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

        The Company provided Arthur Andersen a copy of the foregoing disclosures, and Arthur Andersen provided a letter, dated June 25, 2002, and attached as Exhibit 16.1 hereto, stating that it has found no basis for disagreement with such statements.

Item 9A. Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2003, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company's business.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information relating to directors required by this Item will be contained under the captions "Proposal 1: Election of Directors" and "Board of Directors and Corporate Governance" in the Company's Proxy Statement, and such information is incorporated herein by reference.

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

        The information required pursuant to Item 406 of Regulation S-K will be contained under the caption "Board of Directors and Corporate Governance" in the Company's Proxy Statement, and such information is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information for 2003" in the Company's Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is contained under the caption "Certain Relationships And Related Transactions" in the Company's Proxy Statement, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The information required by this item is contained under the caption "Auditors Fees" in the Company's Proxy Statement, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Exhibits

Exhibit Number		Description
2.1	(13)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
3.1	(12)	Restated Certificate of Incorporation of the Company
3.2	(16)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3	(11)	Amended and Restated Bylaws of the Company
4.1	(4)	Form of specimen stock certificate
4.2	(9)	Indenture dated as of July 18, 2001, among Univision Communications Inc. and The Bank of New York as Trustee
4.3	(9)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein, and The Bank of New York as Trustee
4.4	(17)	Officer's Certificate dated July 18, 2001 relating to the Company's 7.85% Notes due 2011
4.5	(18)	Form of Officer's Certificate for the Company's 2006, 2007, and 2008 Senior Notes
4.6	(18)	Form of Supplemental Indenture for the Company's Senior Notes Due 2006, 2007, and 2008
4.7	(18)	Form of 2.875% Senior Notes Due 2006
4.8	(18)	Form of Guarantee to Senior Notes Due 2006
4.9	(18)	Form of 3.500% Senior Notes Due 2007
4.10	(18)	Form of Guarantee to Senior Notes Due 2007
4.11	(18)	Form of 3.875% Senior Notes Due 2008
4.12	(18)	Form of Guarantee to Senior Notes Due 2008
10.1		Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2.1	(4)	Registration Rights Agreement dated as of October 2, 1996
10.2.2	(15)	Registration Rights Agreement dated September 22, 2003 by and between the Company and members of the Tichenor family
10.3	(3)	1996 Performance Award Plan
10.4.1	(11)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2	(11)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company

10.5	(4)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.6	(11)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1	(4)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2	(11)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3	(11)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.4	(11)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.5	(11)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.6	(16)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002
10.8	(8)
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
10.10	(15)	Voting Agreement, dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.11.1	(1)	Employment Agreement dated as of January 1, 1995, between Univision Television Group, Inc. and George W. Blank
10.11.2	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and George W. Blank
10.11.3		Amendment to Employment Agreement dated as of January 1, 2004 between Univision Management Company and George W. Blank
10.12.1	(2)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.12.2	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between The Univision Network Limited Partnership and Ray Rodriguez
10.12.3		Amendment to Employment Agreement dated as of January 1, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.1	(11)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson
10.13.2	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and Andrew Hobson

10.13.3		Amendment to Employment Agreement dated as of January 1, 2004 between Univision Management Company and Andrew Hobson
10.14.1	(7)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.14.2	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and C. Douglas Kranwinkle
10.14.3		Amendment to Employment Agreement dated as of January 1, 2004 between Univision Management Company and C. Douglas Kranwinkle
10.15	(15)	Employment Agreement, dated as of June 11, 2002, by and among Univision Communications Inc. and McHenry Tichenor, Jr.
10.16	(5)	Co-Production Agreement between the Company and Televisa
10.17	(6)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.1	(11)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.2	(11)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.3	(11)	Second Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.4	(11)	Third Amendment dated February 27, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.5	(11)	Fourth Amendment dated March 7, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.19	(19)	Stock Purchase Agreement, dated January 7, 2004, by and between Univision Communications Inc. and Clear Channel Investments, Inc.
16.1	(14)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 25, 2002
21.1		Subsidiaries of the Company
23.1		Consent of Ernst & Young LLP
23.2		Consent of McGladrey & Pullen, LLP
24.1		Power of Attorney (contained on "Signatures" page)
31.1		Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1		Entravision Communications Corporation December 31, 2003 and 2002 audited financial statements

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

(15)
Previously filed as an exhibit to Univision Communications Inc.'s Registration Statement on Form S-4 (file No. 333-99037)

(16)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2002

(17)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed October 7, 2003

(18)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed October 15, 2003

(19)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed January 12, 2004

(b)
Financial Statement Schedules

  Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(c)
Reports on Form 8-K

        On October 7, 2003, the Company filed Item 5 "Other Events and Required FD Disclosure", in which, in accordance with Regulation G entitled "Disclosure of Non-GAAP Financial Measures" recently issued by the SEC and effective as of March 28, 2003, the Company disclosed (i) each non-GAAP financial measure appearing in Univision's Annual Report on Form 10-K/A for the year ended December 31, 2002 and in Univision's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, (2) for each non-GAAP measure, the most directly comparable GAAP financial measure, and (3) for each non-GAAP measure, a reconciliation with such GAAP financial measure. The reconciliation was provided as an exhibit in Item 7 "Financial Statements and Exhibits."

        On October 7, 2003, the Company filed Item 5 "Other Events and Required FD Disclosure" announcing the pricing for an offering of an aggregate amount of $250,000,000 of its 2.875% senior notes due 2006, an aggregate amount of $200,000,000 of its 3.500% senior notes due 2007, and an aggregate amount of $250,000,000 of its 3.875% senior notes due 2008 with respect to the Registration Statement on Form S-3/A (File No. 333-105933) and Item 7 "Financial Statements and Exhibits" filing the underwriting agreement and required forms of the transaction.

        On November 13, 2003, the Company furnished a Form 8-K to issue a press release setting forth its financial results for the fiscal quarter ending September 30, 2003. The information was provided on Item 12, "Results of Operations and Financial Condition." A copy of the press release was furnished as an exhibit to Form 8-K.

(d)
Financial Statements of Entravision Communications Corporation

        The complete December 31, 2001 audited financial statements of Entravision, as required by SEC Regulation S-X, are incorporated by reference to Exhibit 99.1 filed with the Company's 2002 Annual Report on Form 10-K/A that was filed on March 27, 2003. Such Exhibit 99.1 contains the portion of Entravision's 2002 Annual Report on Form 10-K that contains their 2001 audited financial statements. In Entravision's 2003 Annual Report on Form 10-K, modifications were made to Entravision's 2001 consolidated statement of operations to reclassify the revenues and expenses of its publishing business that was sold in 2003, to one line item called income (loss) from discontinued operations. This reclassification had no impact on the 2001 net loss reported by Entravision or the Company's investment in Entravision or its earnings reported in 2001. Refer to Exhibit 99.1 filed in this Annual Report on Form 10-K for the financial statements of Entravision for December 31, 2003 and 2002, which are also required by SEC Regulation S-X. Exhibit 99.1 filed in this document includes Entravision's 2001 consolidated statement of operations which contains the reclassification referred to above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

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

/s/ A. JERROLD PERENCHIO A. Jerrold Perenchio	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2004
/s/ GEORGE W. BLANK George W. Blank	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2004
/s/ FERNANDO AGUIRRE GAUDIANO Fernando Aguirre Gaudiano	Director	March 12, 2004
/s/ EMILIO AZCARRAGA JEAN Emilio Azcarraga Jean	Director	March 12, 2004
/s/ GUSTAVO A. CISNEROS R. Gustavo A. Cisneros R.	Director	March 12, 2004
/s/ HAROLD GABA Harold Gaba	Director	March 12, 2004
/s/ ALAN HORN Alan Horn	Director	March 12, 2004
/s/ JOHN G. PERENCHIO John G. Perenchio	Director	March 12, 2004
/s/ RAY RODRIGUEZ Ray Rodriguez	Director	March 12, 2004
/s/ MCHENRY T. TICHENOR, JR. McHenry T. Tichenor, Jr.	Director	March 12, 2004

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	(13)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
3.1	(12)	Restated Certificate of Incorporation of the Company
3.2	(16)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3	(11)	Amended and Restated Bylaws of the Company
4.1	(4)	Form of specimen stock certificate
4.2	(9)	Indenture dated as of July 18, 2001, among Univision Communications Inc. and The Bank of New York as Trustee
4.3	(9)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein, and The Bank of New York as Trustee
4.4	(17)	Officer's Certificate dated July 18, 2001 relating to the Company's 7.85% Notes due 2011
4.5	(18)	Form of Officer's Certificate for the Company's 2006, 2007, and 2008 Senior Notes
4.6	(18)	Form of Supplemental Indenture for the Company's Senior Notes Due 2006, 2007, and 2008
4.7	(18)	Form of 2.875% Senior Notes Due 2006
4.8	(18)	Form of Guarantee to Senior Notes Due 2006
4.9	(18)	Form of 3.500% Senior Notes Due 2007
4.10	(18)	Form of Guarantee to Senior Notes Due 2007
4.11	(18)	Form of 3.875% Senior Notes Due 2008
4.12	(18)	Form of Guarantee to Senior Notes Due 2008
10.1		Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2.1	(4)	Registration Rights Agreement dated as of October 2, 1996
10.2.2	(15)	Registration Rights Agreement dated September 22, 2003 by and between the Company and members of the Tichenor family
10.3	(3)	1996 Performance Award Plan
10.4.1	(11)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2	(11)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5	(4)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates

10.6	(11)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1	(4)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2	(11)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3	(11)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.4	(11)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.5	(11)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.6	(16)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002
10.8	(8)
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
10.10	(15)	Voting Agreement, dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.11.1	(1)	Employment Agreement dated as of January 1, 1995, between Univision Television Group, Inc. and George W. Blank
10.11.2	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and George W. Blank
10.11.3		Amendment to Employment Agreement dated as of January 1, 2004 between Univision Management Company and George W. Blank
10.12.1	(2)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.12.2	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between The Univision Network Limited Partnership and Ray Rodriguez
10.12.3		Amendment to Employment Agreement dated as of January 1, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.1	(11)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson
10.13.2	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and Andrew Hobson
10.13.3		Amendment to Employment Agreement dated as of January 1, 2004 between Univision Management Company and Andrew Hobson

10.14.1	(7)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.14.2	(16)	Amendment to Employment Agreement dated as of January 1, 2003 between Univision Communications Inc. and C. Douglas Kranwinkle
10.14.3		Amendment to Employment Agreement dated as of January 1, 2004 between Univision Management Company and C. Douglas Kranwinkle
10.15	(15)	Employment Agreement, dated as of June 11, 2002, by and among Univision Communications Inc. and McHenry Tichenor, Jr.
10.16	(5)	Co-Production Agreement between the Company and Televisa
10.17	(6)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.1	(11)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.2	(11)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.3	(11)	Second Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.4	(11)	Third Amendment dated February 27, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.5	(11)	Fourth Amendment dated March 7, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.19	(19)	Stock Purchase Agreement, dated January 7, 2004, by and between Univision Communications Inc. and Clear Channel Investments, Inc.
16.1	(14)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 25, 2002
21.1		Subsidiaries of the Company
23.1		Consent of Ernst & Young LLP
23.2		Consent of McGladrey & Pullen, LLP
24.1		Power of Attorney (contained on "Signatures" page)
31.1		Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1		Entravision Communications Corporation December 31, 2003 and 2002 audited financial statements

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

(15)
Previously filed as an exhibit to Univision Communications Inc.'s Registration Statement on Form S-4 (file No. 333-99037)

(16)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2002

(17)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed October 7, 2003

(18)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed October 15, 2003

(19)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed January 12, 2004

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Univision Communications Inc.

        We have audited the consolidated financial statements of Univision Communications Inc. and subsidiaries as of December 31, 2003 and 2002 and for the years then ended, and have issued our report thereon dated February 18, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(b) of this Form 10-K for the years ended December 31, 2003 and 2002. The financial statement schedule of Univision Communications Inc. as of and for the year ended December 31, 2001 was audited by other auditors who have ceased operations and whose report dated February 4, 2002, expressed an unqualified opinion on that financial statement schedule. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

New York, New York
February 18, 2004

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

Roseland, New Jersey
February 4, 2002

SCHEDULE II

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2002 and 2003

(Dollars in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at end of Period
	Debit (Credit)	Debit (Credit)	Debit (Credit)		Debit (Credit)		Debit (Credit)
For the Year Ended December 31, 2001
Allowance for doubtful accounts	$(8,754)	$(8,680)	$(709	)(2)	$7,340	(1)	$(10,803)
Allowance for returns	—	(689)	—		—		(689)

Allowance for doubtful accounts and returns	$(8,754)	$(9,369)	$(709	)(2)	$7,340	(1)	$(11,492)

For the Year Ended December 31, 2002
Allowance for doubtful accounts	$(10,803)	$(6,016)	$(4,951	)(2)	$1,681	(1)	$(20,089)
Allowance for returns	(689)	(2,359)	(6,506	)(2)	—		(9,554)

Allowance for doubtful accounts and returns	$(11,492)	$(8,375)	$(11,457	)(2)	$1,681	(1)	$(29,643)

For the Year Ended December 31, 2003
Allowance for doubtful accounts	$(20,089)	$(2,634)	$(3,057	)(2)	$3,729	(1)	$(22,051)
Allowance for returns	(9,554)	(2,384)	—		7,139		(4,799)

Allowance for doubtful accounts and returns	$(29,643)	$(5,018)	$(3,057	)(2)	$10,868		$(26,850)

(1)
Write-offs of accounts receivable, net of recoveries.

(2)
Acquisition related adjustments.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Univision Communications Inc.

        We have audited the accompanying consolidated balance sheets of Univision Communications Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Univision Communications Inc. as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 4, 2002 expressed an unqualified opinion on those statements. We did not audit the financial statements of Entravision Communications Corporation, a equity method investee, or the related total assets of $336.6 million as of December 31, 2002 and equity in earnings of $4.9 million for the year then ended included in the Company's financial statements. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Entravision Communications Corporation in 2002, is based solely on the report of the other auditors.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based upon our audits and the report of other auditors in 2002, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univision Communications Inc. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

New York, New York
February 18, 2004

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 4, 2002

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash	$76,677	$35,651
Accounts receivable, less allowance for doubtful accounts and returns of $26,850 in 2003 and $29,643 in 2002	320,106	238,587
Program rights	39,836	36,453
Deferred tax assets	18,100	14,584
Prepaid expenses and other	65,847	59,683

Total current assets	520,566	384,958
Property and equipment, net, less accumulated depreciation of $258,950 in 2003 and $202,603 in 2002	555,469	477,854
Intangible assets, net	3,773,099	1,425,168
Goodwill	2,192,840	506,411
Deferred financing costs, net, less accumulated amortization of $5,752 in 2003 and $5,593 in 2002	14,104	17,260
Program rights	37,402	36,700
Investments in equity method investees	139,199	488,584
Investments in cost method investees	364,587	28,592
Other assets	45,651	36,869

Total assets	$7,642,917	$3,402,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$209,373	$160,433
Income taxes	6,050	2,140
Accrued interest	23,224	20,550
Accrued license fees	13,327	11,794
Deferred advertising revenues	4,250	4,250
Program rights obligations	26,762	18,647
Current portion of long-term debt and capital lease obligations	5,647	5,408

Total current liabilities	288,633	223,222
Long-term debt including accrued interest	1,295,078	1,353,312
Capital lease obligations	73,268	78,921
Deferred advertising revenues	5,460	9,710
Program rights obligations	25,579	32,909
Deferred tax liabilities	793,247	115,500
Other long-term liabilities	58,675	30,734

Total liabilities	2,539,940	1,844,308

Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; 0 issued and outstanding)	—	—
Common stock, $.01 par value (492,000,000 shares authorized; 323,245,149 and 229,129,275 shares issued, including shares in treasury, at December 31, 2003 and 2002, respectively)	3,232	2,291
Paid-in-capital	4,611,048	1,219,884
Deferred compensation	(2,410)	—
Retained earnings	513,438	358,011
Currency translation adjustment	(138)	95

	5,125,170	1,580,281
Less common stock held in treasury (1,017,180 shares at cost at December 31, 2003 and 2002)	(22,193)	(22,193)

Total stockholders' equity	5,102,977	1,558,088

Total liabilities and stockholders' equity	$7,642,917	$3,402,396

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,

(In thousands, except share and per-share data)

	2003	2002	2001
Net revenues:
Television, radio and Internet services	$1,197,818	$1,026,758	$878,200
Music products and publishing	113,197	64,535	9,670

Total net revenues	1,311,015	1,091,293	887,870

Direct operating expenses of television, radio and Internet services	449,244	436,261	349,939
Direct operating expenses of music products and publishing	64,497	35,134	5,822

Total direct operating expenses (excluding depreciation expense)	513,741	471,395	355,761

Selling, general and administrative expenses (excluding depreciation expense)	363,674	287,960	231,610
Depreciation and amortization	84,904	78,818	84,069

Operating income	348,696	253,120	216,430
Interest expense, net	71,322	87,233	53,463
Loss on extinguishment of debt	4,122	—	3,875
Amortization of deferred financing costs	3,832	3,846	2,488
Equity loss in unconsolidated subsidiaries and other	10,218	15,907	47,449
Gain on change in Entravision ownership interest	(1,611)	(1,898)	(4,552)

Income before taxes	260,813	148,032	113,707
Provision for income taxes	105,386	61,504	61,296

Net income	155,427	86,528	52,411
Preferred stock dividends/accretion	—	(25)	(70)

Net income available to common stockholders	$155,427	$86,503	$52,341

Basic Earnings Per Share
Net income per share available to common stockholders	$0.61	$0.39	$0.25

Weighted average common shares outstanding	253,853,027	224,344,335	208,110,727

Diluted Earnings Per Share
Net income per share available to common stockholders	$0.55	$0.34	$0.22

Weighted average common shares outstanding	283,838,587	256,337,046	239,817,378

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2001, 2002 and 2003

(In thousands)

	Common Stock	Paid-in- Capital	Deferred Stock Compensation	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (net of tax)	Total
Balance, January 1, 2001	$2,071	$496,227	$—	$219,167	$(22,193)	$—	$695,272
Net income for the year	—	—	—	52,411	—	—	52,411
Preferred stock dividends declared	—	—	—	(70)	—	—	(70)
Conversion of redeemable convertible 6% preferred stock	7	5,993	—	—	—	—	6,000
Exercise of stock options including related tax benefits	27	59,640	—	—	—	—	59,667

Balance, December 31, 2001	2,105	561,860	—	271,508	(22,193)	—	813,280
Net income for the year	—	—	—	86,528	—	—	86,528
Currency translation adjustment income	—	—	—	—	—	95	95

Comprehensive income	—	—	—	—	—	—	86,623
Preferred stock dividend accretion	—	25	—	(25)	—	—	—
Conversion of redeemable convertible 6% preferred stock	106	369,339	—	—	—	—	369,445
Issuance of common stock for the Fonovisa acquisition	60	235,040	—	—	—	—	235,100
Exercise of stock options including related tax benefits	20	53,620	—	—	—	—	53,640

Balance, December 31, 2002	2,291	1,219,884	—	358,011	(22,193)	95	1,558,088
Net income for the year	—	—	—	155,427	—	—	155,427
Currency translation adjustment loss	—	—	—	—	—	(233)	(233)

Comprehensive income	—	—	—	—	—	—	155,194
Issuance of common stock for the Hispanic Broadcasting Corporation acquisition	927	3,354,903	—	—	—	—	3,355,830
Valuation of Hispanic Broadcasting Corporation's unvested options following the acquisition, net of amortization	—	—	(2,410)	—	—	—	(2,410)
Exercise of stock options including related tax benefits	14	36,261	—	—	—	—	36,275

Balance, December 31, 2003	$3,232	$4,611,048	$(2,410)	$513,438	$(22,193)	$(138)	$5,102,977

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In thousands)

	2003	2002	2001
Net income	$155,427	$86,528	$52,411
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	72,340	60,718	43,100
Loss (gain) on sale of fixed assets	800	(34)	137
Equity loss in unconsolidated subsidiaries	8,171	14,277	42,589
Amortization of intangible assets and financing costs	17,015	22,273	43,596
Deferred income taxes	53,046	58,629	13,439
Other non-cash items	(4,576)	(4,525)	(3,040)
Loss on extinguishment of debt	4,122	—	3,875
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(15,491)	(51,245)	(10,961)
License fees payable	155,207	130,802	125,926
Payment of license fees	(153,674)	(129,570)	(127,921)
Program rights	3,475	(31,638)	124
Prepaid expenses and other assets	(2,717)	(35,871)	(13,017)
Accounts payable and accrued liabilities	7,933	3,360	(13,009)
Income taxes	24,793	(33,155)	(1,171)
Income tax benefit from options exercised	10,006	23,597	30,261
Accrued interest	2,674	12,609	27,121
Program rights obligations	(2,626)	36,502	3,734
Other, net	(6,148)	(8,058)	101

Net cash provided by operating activities	329,777	155,199	217,295

Cash flow from investing activities:
Acquisitions, net of acquired cash	(146,544)	(679,175)	(529,009)
Investment in unconsolidated subsidiaries	4,585	(24,047)	(175,807)
Capital expenditures	(56,283)	(92,284)	(130,188)
Proceeds from dissolution of investment in Ask Jeeves en Español, Inc.	—	—	19,385
Other, net	882	225	(556)

Net cash used in investing activities	(197,360)	(795,281)	(816,175)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	266,000	694,476	1,217,350
Proceeds from senior notes	694,526	—	495,370
Proceeds from preferred stock	—	—	375,000
Repayment of junior subordinated notes	—	(97,477)	—
Repayment of long-term debt	(1,076,964)	(331,966)	(1,167,686)
Exercise of stock options	26,270	30,042	27,889
Preferred stock dividends paid	—	—	(130)
Payment of offering costs	(50)	—	—
Deferred financing costs	(1,173)	(171)	(22,612)

Net cash (used in) provided by financing activities	(91,391)	294,904	925,181

Net increase (decrease) in cash	41,026	(345,178)	326,301
Cash beginning of year	35,651	380,829	54,528

Cash end of year	$76,677	$35,651	$380,829

Supplemental disclosure of cash flow information:
Interest paid	$67,820	$110,491	$29,116

Income taxes paid, net of refunds	$16,881	$16,564	$18,946

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

1.    Organization of the Company

        Univision Communications Inc. and its wholly-owned subsidiaries (the "Company," "we," "us" and "our"), the leading Spanish-language media company in the United States, operates in four business segments: television, radio, music and Internet. The Company's television operations include the Univision and TeleFutura networks, the Company's owned and operated television stations and Galavisión. Univision Radio, Inc. ("Univision Radio") operates the Company's radio business, which include its radio network and owned and operated radio stations. See Note 4 to Notes to Consolidated Financial Statements. The Company's music operations include the Univision Records label, Fonovisa Records label and a 50% interest in Disa Records, S.A. de C.V. ("Disa"). Univision Online, Inc. ("Univision Online") operates the Company's Internet portal, Univision.com.

2.    Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts and operations of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. For investments in which the Company owns or controls less than 20% of the voting shares and does not have significant influence over operating and financial policies of the investees, the cost method of accounting is used. For investments in which the Company has more than a 20% ownership interest (the Company has a 30% non-voting ownership interest in Entravision) and does not have significant influence over operating and financial policies of the investees, the cost method of accounting is used. The Company has no investments in which it owns or controls less than 20% of the voting shares and has significant influence over operating and financial policies of the investee. Under the cost method of accounting, the Company does not share in the earnings and losses of the companies in which it has an investment. For investments in which the Company owns or controls more than 20% of the voting shares and does have significant influence over operating and financial policies, the equity method of accounting is used. Accordingly, the Company's share of the earnings and losses of these companies are included in the equity loss in unconsolidated subsidiaries in the accompanying consolidated statements of income of the Company.

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

Fair Value of Financial Instruments

        The Company estimates that the fair value of its short-term and long-term financial instruments approximate their carrying value on the books.

Equity and Cost Method Valuation And Accounting

        The Company's most significant investment at cost is its investment in Entravision Communications Corporation ("Entravision"). In connection with the completion of the HBC acquisition, the Company restructured its ownership interest in Entravision by exchanging its common stock for non-voting preferred stock. On September 22, 2003, the Company began accounting for its investment in Entravision under the cost method of accounting. As a result, the Company has ceased recording an equity interest in the earnings or losses of Entravision. The Company's other significant investments are Disa Records, S.A. de C.V. ("Disa") and St. Louis/Denver LLC, which are accounted for under the equity method of accounting, and Equity Broadcasting Corporation, which is accounted for under the cost method of accounting. The Company will record an impairment charge if and when it believes any investment has experienced a decline in value that is other than temporary. The Company evaluates changes in market conditions and/or operating results of its underlying investments that may result in the inability to recover the carrying value of the investments.

New Emerging Issues Task Force Requirements

        In November 2002, the Emerging Issues Task Force published Issue 01-08 "Determining Whether an Arrangement Contains a Lease" ("EITF 01-08"). EITF 01-08 became effective for the Company in the third quarter of 2003. EITF 01-08 provides guidance for agreements that are contracts for services that do not transfer the right to use property, plant and equipment from one contracting party to the other party. The new guidance impacts primarily the Company's television networks, which capitalize these transponder lease agreements and records depreciation expense over the life of the contract. According to EITF 01-08, if the Company negotiates a new transponder lease agreement, the Company will no longer capitalize, or incur depreciation expense, for its transponder lease agreements and will expense the cost as a service fee.

        In November 2001, the Emerging Issues Task Force published Issue 01-09 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 became effective for the Company in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts primarily the Company's cable network, Galavisión, which amortized certain launch costs as selling expenses. As a result of applying the provisions of EITF 01-09, the Company's revenues and selling costs each were reduced by an equal amount of approximately $3,814,000 in 2002. Had this accounting change been in effect in 2001, Company's revenues and selling costs each would have been reduced by an equal amount of approximately $1,610,000.

Accounting for Long-Lived Assets

        On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 did not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill and other intangibles with an indefinite life, such as broadcast licenses, ceased being amortized after December 31, 2001. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission ("FCC"). Over the last five years, all the television and radio licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested annually for impairment, or more frequently if circumstances indicate a possible impairment exists, in accordance with paragraph 17 of SFAS No.142 and the Emerging Issues Task Force published Issue 02-07, "Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets" ("EITF 02-07"). The Company has evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2003, in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it does not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." The Company accounted for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," until it adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of an impairment loss if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements. The Company's intangible assets consist of amounts in which the cost of acquisitions exceeded the fair values assigned to net tangible assets. The indefinite-lived intangible assets primarily represent broadcasting licenses and goodwill. Intangible assets with definite lives are amortized over their useful lives. The remaining useful lives of these intangibles range from approximately one to 39 years.

        Subsequent to acquisitions, the Company periodically, at least once a year, evaluates whether later events and circumstances have occurred which indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company has evaluated its indefinite-lived intangible asset balances at October 1, 2003 and determined that its amortizable intangibles are recoverable in accordance with SFAS No. 144 and non-amortizable intangibles fair market values exceed their book value.

Reporting Gains and Losses from Extinguishments of Debt

        SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002. SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases" and other existing authoritative pronouncements to make various technical corrections and clarify meanings, or describes their applicability under changed conditions. SFAS No. 145 was effective for fiscal years beginning after May 15, 2002. On January 1, 2003, the Company adopted SFAS No. 145 and reclassified the extraordinary losses recognized on the extinguishments of debt in 1999 and 2001 to income from continuing operations in its financial statements.

Accounting for Costs Associated with Exit or Disposal Activities

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued on July 30, 2002 and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard has not had a material effect on the Company's financial statements.

Stock-Based Compensation

        The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB No. 25 in accounting for its stock option incentive plans (see Note 15).

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS No. 148 were effective for interim periods ending after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements. However, the Company has modified its disclosures as required.

        In 1996, the Company adopted the 1996 Performance Award Plan (the "Plan") that reserves shares of Class A Common Stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors or Plan Committee (as appointed by the Board). The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

	Basic Earnings Per Share			Diluted Earnings Per Share
	2003	2002	2001	2003	2002	2001
	(In thousands, except per-share data)
Net income available to common stockholders—as reported	$155,427	$86,503	$52,341	$155,427	$86,528	$52,411
Stock-based employee compensation, net of tax	32,078	35,486	34,364	32,078	35,486	34,364

Net income available to common stockholders—pro forma	$123,349	$51,017	$17,977	$123,349	$51,042	$18,047

Earnings per share available to common stockholders—as reported	0.61	0.39	0.25	0.55	0.34	0.22
Earnings per share available to common stockholders—pro forma	0.49	0.23	0.09	0.43	0.20	0.08

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0%, expected volatility of 48.467%, 49.311% and 45.385%, risk-free interest rate of 3.68%, 3.54% and 4.38% and expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy, which results in higher compensation expense in the early years of the vesting period.

Consolidation of Variable Interest Entities

        In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is the "primary beneficiary" of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns, or both. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003 and for the first fiscal year or interim period ending after December 15, 2003 for VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. During 2003, the FASB delayed the implementation date of FIN No. 46 until March 31, 2004, for entities that are not special purpose entities under GAAP guidelines. The Company's equity investments under these GAAP guidelines are not considered special purpose entities. Management is still evaluating the requirements of FIN No. 46 but does not expect that its adoption will have a material impact on the Company's financial position or results of operations.

Derivative Instruments and Hedging Activities

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's statement of financial position or results of operations.

        The Company has evaluated the requirements under the guidelines of SFAS Nos. 133 "Accounting for Derivative Instruments and Hedging Activities." and 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". In October 2003, the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective and the accounting is not expected to have a material impact on future earnings.

        On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company's new 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. We received net proceeds of $694,526,000 from the issuance of the new senior notes, which pay simple interest on April 15 and October 15 of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective and the accounting is not expected to have a material impact on future earnings.

        Under the interest rate swap contract, the Company agreed to receive a fixed rate payment for a floating rate payment. Since the fair value hedge is perfectly effective under the guidelines of Financial Accounting Standards Board No. 133 "Accounting for Derivative Instruments and Hedging Activities", the changes in the fair value of interest rate swap are expected to perfectly offset the changes in the fair value of the senior notes. On a quarterly basis, the Company will adjust the carrying amount of the swap to its fair value and adjust the carrying amount of the senior notes by the same amount to reflect its change in its fair value attributable to the hedged risk. There is no hedge ineffectiveness to be recorded to earnings. The Company will monitor the credit ratings of the counter party and obtain fair value swap valuations from the counter parties and third parties on a quarterly basis.

Financial Instruments with Characteristics of both Liabilities and Equity

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has assessed the impact of this new standard and determined that the adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

Property and Equipment and Related Depreciation

        Property and equipment, including capital leases, is carried at historical cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 5 to 40 years, broadcast and other equipment over 3 to 7 years. Leasehold improvements are amortized over the remaining life of the lease. Depreciation and amortization include depreciation on property and equipment of $72,340,000 in 2003, $60,718,000 in 2002 and $43,100,000 in 2001, of which $59,661,000, $50,340,000 and $36,242,000, respectively, relate to direct operating expenses and $12,679,000, $10,378,000 and $6,858,000, respectively, relate to selling, general and administrative expenses.

Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the straight-line method, which is not materially different than the effective interest method.

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

Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following as of December 31, 2003 and 2002:

	2003	2002
	(In thousands)
Trade accounts payable and accruals	$103,437	$76,505
Music copyright and artist royalties	39,822	25,611
Purchase accounting liabilities	12,937	24,649
Accrued compensation	35,967	13,954
Other	17,210	19,714

	$209,373	$160,433

Revenue Recognition

        Net revenues comprise gross revenues from the Company's television and radio broadcast, cable, music and Internet businesses, including subscriber fees, a network service fee payable to the Company by the affiliated stations, less agency commissions and compensation costs paid to certain affiliated stations. The Company's television and radio gross revenues are recognized when advertising spots are aired. Univision Music Group gross revenues are recognized based on product shipments to distributors less an allowance for returns, cooperative advertising and discounts. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as "impressions" are delivered and sponsorship revenues are recognized ratably over their contract period. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Company's online properties. Revenues are recognized when collection of the resulting receivable is reasonably assured. Substantially all of the Company's net revenues are derived from the advertising revenues of its broadcast and cable businesses. No one advertiser represented more than 5% of gross advertising revenues of the Company in 2003, 2002 or 2001.

Income Taxes

        The Company uses the liability method of accounting for income taxes. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws (see Note 11).

3.    Related Party Transactions

Program License Agreements

        Our program license agreements (the "Program License Agreements") with each of Grupo Televisa S.A. and its affiliates ("Televisa") and Corporacion Venezolana de Television, C.A. (VENEVISION) and its affiliates ("Venevision") extend until December 2017. Under these agreements, we have the exclusive right to air in the United States all Spanish-language programming (with certain exceptions) produced by or for Televisa and Venevision. Under the Program License Agreements, we pay 15% of Combined Net Time Sales (time sales from broadcasting, including barter, trade, and television subscription revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation, time sales relating to advertising sold to Televisa or provided to Venevision, and taxes other than withholding taxes) for the Univision and Galavisión networks and affiliated owned-and-operated stations plus for Televisa, 3% of incremental sales over a base amount for 2002 and for Venevision, up to 3% of incremental sales over a base amount for 2002 if Venevision programs contribute 30% or more of Univision's and Galavisión's ratings. For the TeleFutura network and affiliated owned and operated stations, we pay Televisa 12% of TeleFutura net time sales (calculated in a manner similar to Combined Net Time Sales) less certain of TeleFutura's other programming costs, and we pay Venevision royalties based on the ratings delivered by the Venevision programs broadcast on TeleFutura. Under the agreements, the Company paid to Televisa and Venevision an aggregate net royalty of approximately $155,207,000 in 2003, $130,802,000 in 2002 and $125,926,000 in 2001. The obligations of their respective affiliates have been guaranteed by, in the case of Televisa, Grupo Televisa S.A. and, in the case of Venevision, Corporacion Venezolana de Television, C.A. (VENEVISION). Televisa and Venevision programming represented approximately

34% and 18%, respectively, of Univision Network's non-repeat broadcast hours in 2003. Televisa and Venevision programming represented approximately 19% and 4%, respectively, of TeleFutura Network's non-repeat broadcast hours in 2003.

        Pursuant to the Program License Agreements, Televisa and Venevision have the right to use, without charge, advertising time that we do not sell to advertisers or that we do not use. There are limitations on the ability of Televisa and Venevision to use such time for telemarketing products, and such time may be preempted to the extent sold to a paying advertiser. In addition, Venevision has the right to receive $5 million per year of free non-preemptable advertising, and Televisa has the right to purchase $5 million of non-preemptable advertising per year for its own use. Each of Televisa and Venevision may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period. Further, the Company has the right to purchase $5 million per year in non-preemptable advertising from Televisa and the right to receive $5 million per year in non-preemptable advertising from Venevision. The Company accounts for this arrangement as a net barter transaction, with no effect on revenues, expenses, operating income before depreciation and amortization or net income on an annual basis.

        Before May 2005, we also have a right of first refusal to license Televisa and Venevision's programs in Puerto Rico (subject to preexisting commitments), and we will pay a program performance fee based on the ratings delivered by the licensed programs. After May 2005, if we have exercised our option to acquire certain stations in Puerto Rico, our rights will be exclusive in a manner similar to the overall Program License Agreements (and we will also license its programs to the Puerto Rico stations and networks), and we will pay each of Televisa and the Company 12% of Puerto Rico net time sales (calculated in a manner similar to Combined Net Time Sales) and Venevision the greater of 6% of Puerto Rico net time sales and the amount that a program performance fee based on ratings produced by Venevision programs that the Puerto Rico stations broadcast (but not more than 12% of Puerto Rico net time sales).

        Additionally, if we acquire the Puerto Rico stations, we will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of our cost for the stations (including costs) during a period of 90 days from the closing of our acquisition of the stations.

International Program Rights Agreement

        We have granted Televisa and Venevision rights to exploit various programming produced by us or our subsidiaries for use on the Univision and Galavisión networks on a royalty-free basis. These rights cover all countries outside of the U.S. for programs produced before our initial public offering or that replace such programs ("Grandfathered Programs") and cover Mexico and Venezuela for all other programs. For Grandfathered Programs, the rights described above will revert back to us from Televisa or Venevision when the applicable Program License Agreement terminates. For other programs, Televisa or Venevision's rights revert back to us when that entity owns less than 30% of the Company securities that it owned on the date of our initial public offering (other than on account of a merger or similar transaction). We have also granted Televisa and Venevision certain rights for Mexico and Venezuela, respectively, to license programs produced by us or our subsidiaries for TeleFutura or other future networks that we may own. The Company accounts for this agreement as a barter transaction and does not recognize any revenue since the fair value of these transactions can not be readily determinable.

Programming Agreement

        In December 2003, the Company agreed with Paloma Productions to license a novela entitled "Te Amare en Silencio." The novela is comprised of 100 episodes and began airing in December 2003. The license payment for the novela will be based on ratings in "Hispanic Households" (those with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household). The Company has estimated the total payment to be up to $5,000,000. The Company paid $1,000,000 in 2003 and expects to pay up to $4,000,000 more in 2004. Paloma Productions is an affiliate of Mr. Perenchio.

Participation Agreement

        Pursuant to a participation agreement (the "Participation Agreement"), Mr. Perenchio, Televisa and Venevision have agreed that none of them will enter into certain transactions involving Spanish-language television broadcasting or a Spanish-language television network in the U.S. without first offering us the opportunity to acquire a 50% economic interest. The Participation Agreement provides that if we elect to participate in any of these transactions, the offeror will have substantial control over management of such transaction.

Warrants

        In connection with Mr. Perenchio, Televisa and Venevision's December 1992 acquisition of our predecessors, Televisa and Venevision were issued warrants to purchase Common Stock, of which Televisa and Venevision retain 2,000 and 27,437,700, respectively. Also, in December 2001, the Company issued additional warrants to purchase 9 million shares of Common Stock to Televisa and 2.8 million shares of Common Stock to Venevision. The 1992 warrants are exercisable for Class T and Class V Common Stock at an exercise price of $0.032195 per share. The 2001 warrants are exercisable for 6,274,864 and 74,864 shares of Class A Common Stock for Televisa and Venevision, respectively, and 2,725,136 shares of Class T and Class V Common Stock for Televisa and Venevision, respectively. The exercise price for the 2001 warrants is $38.261 per share. At the option of Televisa or Venevision, as the case may be, or if the warrants are not held by Televisa or Venevision or their permitted transferees at the time of exercise, the Class T and Class V Warrants are exercisable for Class A Common Stock.

        In April 2002, Univision also issued an additional warrant to purchase 100,000 shares of Class A Common Stock to Televisa, at an exercise price of $38.261 per share, in connection with the acquisition of Fonovisa Music Group ("Fonovisa").

        No warrant discussed above is exercisable unless it is lawful for the holder to own the number of shares issuable as a result of such exercise, and such exercise would not violate the Communications Act of 1934, as amended. Subject to applicable securities laws, the warrants are freely transferable. If all warrants discussed above were fully exercised and all voting securities were converted to Class A

Common Stock (not including options), Venevision would own approximately 13% of our Common Stock and Televisa would own approximately 11% of our Common Stock. The Company accounted for the warrants, other than the 100,000 warrants issued in connection with the Fonovisa acquisition, issued to Televisa and Venevision within stockholders' equity.

Registration Rights Agreement

        We have a registration rights agreement with Mr. Perenchio, Televisa and Venevision, pursuant to which we have agreed to file registration statements covering our securities owned by them. As of February 18, 2004, Mr. Perenchio had the right to demand three registration statements, Venevision had the right to demand two and Televisa had the right to demand one. In addition, we gave these stockholders various piggyback registration rights. In general, we will pay all fees, costs and expenses of any such registration statements.

        We also have a registration rights agreement with Mr. McHenry T. Tichenor Jr.'s, President of Univision Radio, family members, pursuant to which we have agreed to file registration statements covering the sale of our Class A Common Stock they hold in an underwritten offering. As of February 18, 2004, the Tichenor family members had the right to demand two registration statements. The agreement also provides the Tichenor family members with various piggyback registration rights. All of these rights are subject to customary terms, conditions, procedures and restrictions.

Voting Agreement

        Messrs. Perenchio and Tichenor are parties to a voting agreement whereby Mr. Perenchio agreed to nominate and then vote to elect to the Board as Class A/P Directors both Mr. Tichenor and in accordance with the terms of the agreement, Mr. Perenchio also agreed to vote against any transaction in which the stock rights, or the per share consideration, to be received by the Univision Class P common stockholders would differ from those to be received by the Univision Class A common stockholders, unless approved by the holders of a majority of the outstanding shares of Univision Class A Common Stock other than shares held by Mr. Perenchio and his affiliates.

        If Mr. Tichenor is incapacitated or ceases to be a Class A/P Director, the resulting vacancy would be filled according to Univision's Certificate of Incorporation. If Mr. Aguirre, director since 2003, is incapacitated or ceases to be a Class A/P Director, Mr. Tichenor (or, if Mr. Tichenor is incapacitated, then other members of the Tichenor family) may designate someone independent of Univision to fill the resulting vacancy, subject to Mr. Perenchio's reasonable approval.

        Mr. Perenchio's obligation to vote for Mr. Tichenor and Mr. Aguirre terminates when Mr. Tichenor ceases to be an employee of Univision and members of the Tichenor family cease to own at least 60% of their originally issued Univision shares. The voting agreement also terminates upon the earliest to occur of the conversion of all Univision Class P Common Stock, the incapacitation of Mr. Perenchio, the date that Mr. Perenchio and Mr. Tichenor agree to terminate the voting agreement, the death of Mr. Tichenor, and five years from the closing of our acquisition of HBC.

Reimbursement Arrangements

        The Company reimburses Chartwell Services, Inc., Chartwell Services New York, Inc., and Chartwell Partners LLC, affiliates of Mr. Perenchio (collectively, "Chartwell"), for compensation of certain Chartwell employees and other related expenses who devote time to Company activities pursuant to agreements entered into between the Company and Chartwell. For 2003 and 2002, the Company agreed to reimburse Chartwell approximately $319,968 and $296,448, respectively, for one-half of the salary, benefits and payroll taxes and $614,451 and $157,870, respectively, for 100% of the bonus and related payroll taxes relating to our Vice Chairman and Corporate Secretary, Robert Cahill, and approximately $1,153,497 and $1,082,154, respectively, for varying portions of the salary, benefits and payroll taxes of other employees. In addition, options for 55,000 shares of Class A Common Stock were granted during 2003 and 2002 to three Chartwell employees who devoted time to the Company activities. The Company has accounted for these options in accordance with FIN 44 "Accounting for Certain Transactions Involving Stock Compensation." Also, for 2003 and 2002, the Company agreed to reimburse Chartwell approximately $337,188 and $335,355, respectively, for business expenses and other costs. Pursuant to an agreement between the Company and Chartwell Services, Inc., Chartwell Services, Inc. will continue providing the services subject to such agreement through December 2004, subject to automatic one-year extensions. Chartwell Services New York, Inc. ceased operations on December 31, 2002.

        In 2003 and 2002, a production company owned by Mr. Perenchio reimbursed the Company approximately $47,540 and $95,706, respectively, for the Company's costs for leased premises in Los Angeles. Also during 2002 the production company used certain facilities and personnel of the Company in connection with program development pursuant to an understanding that any programs so developed would be offered to the Company. During 2002, Mr. Perenchio reimbursed the Company for the actual cost of such usage in the amount of approximately $3,960,646.

        In March 2001, the Company and Mr. Perenchio entered into an agreement with respect to boxing promotion activities. Under that agreement, the activities were to be conducted by a subsidiary of the Company, any profits were to be divided 70% to Mr. Perenchio and 30% to the Company, and Mr. Perenchio agreed to indemnify the Company for any losses from such activities unless the Company exercised an option to acquire Mr. Perenchio's interest. During 2001, Mr. Perenchio reimbursed the expenses incurred by the Company in the amount of $3,800,000 in respect of the boxing activity. Mr. Perenchio and the Company are no longer engaged in boxing promotion.

Pay Television Venture

        In April 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc. to form a 50/50 joint venture called Spanish Subscription Television LLC, now called TuTV LLC. The joint venture was formed to broadcast Televisa's pay television channels, other than general entertainment channels or novelas, in the United States. The service consists of five channels. In May 2003, TuTV entered into a five-year distribution agreement with EchoStar Communications Corporation for three of the channels. The joint venture is jointly controlled by Televisa and the Company with each agreeing to fund $20,000,000 over the first three years of the venture. As of December 31, 2003, the Company and Televisa had each funded $2,500,000.

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

Fonovisa Music Group

        In April 2002, we consummated the acquisition of Fonovisa from Televisa for 6,000,000 shares of our Class A Common Stock and a warrant to purchase 100,000 shares of our Class A Common Stock (having an exercise price of $38.261 per share). Fonovisa has become a part of our Univision Music Group. The purchase agreement for the acquisition included certain working capital adjustments. We are seeking approximately $30,000,000 and expect this to be resolved in 2004 either through negotiation between the parties or by binding arbitration.

        In connection with our acquisition of Fonovisa, we have the right to receive $5,000,000 of preemptable advertising from Televisa in Mexico during each of the first three years after the April 2002 closing of such acquisition for the promotion of our music business and its affiliates.

Univision Music Group

        Univision Music Group consists of the businesses under its wholly-owned subsidiary, Univision Music, Inc. The primary business under Univision Music, Inc. is Univision Music LLC, which owns and operates the Univision Records label and operates the Fonovisa Records label, and is owned 98% by Univision Music, Inc., 1% by the Company and 1% by Diara, Inc. ("Diara"), which is wholly-owned by José Behar, President and Chief Executive Officer of Univision Music Group. In April 2002, the Company acquired Fonovisa from Televisa. Fonovisa has approximately 120 recording artists on its roster and owns a substantial record and music publishing catalog.

        The Company has amended its employment arrangement with José Behar, and assigned the employment agreement to Univision Music LLC, and as a result has amended the operating agreement of Univision Music LLC. Univision Music LLC will now hold all of the Company's wholly-owned record labels. Also, Diara has been given a new class of securities, designated "B-2 Units" (and its existing units have been designated "B-1 Units"). In 2006, Diara has a put right and the Company has a call right that would require the Company to purchase all of Diara's B-1 Units for a purchase price equal to 20% of ten times the average earnings before interest, taxes, depreciation and amortization of Univision Music's business as it existed prior to the amendment, subject to a cap of $8,000,000. Additionally, Diara has a put right and the Company has a call right on Diara's B-2 Units in 2009. To the extent the fair market value of Univision Music LLC at the put or call date exceeds the fair value at the grant date in December 2003, the purchase price of these units will be equal to 20% of the first $100,000,000 of such excess, 10% of the next $100,000,000 of such excess and 1% of any excess amount thereafter. This amount will be reduced by any amount paid by the Company for the B-1 Units. The put and call rights may be accelerated in the event of Mr. Behar's termination, death or disability.

        The Company is accounting for these arrangements in accordance with FIN No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans"— FIN No. 28 requires compensation cost to be recognized when the quoted market value exceeds the grant price. Compensation is charged to expense over the period the employee performs the services. In 2003, the Company recorded approximately $1.7 million of compensation expense on the B-1 Units.

        The amended employment agreement with Mr. Behar was extended through March 31, 2009 and allows for minimum incentive bonus amounts during each year and the payment in 2003 of a $1,100,000 bonus to be applied against his outstanding loan. The Company expensed this payment in 2003. Currently, he owes $1,200,000 in principal to the Company, which bears interest at 3.5%.

4.    Acquisition of Hispanic Broadcasting Corporation

        On September 22, 2003, in an effort to expand its media business, the Company completed its acquisition of HBC in which each share of HBC common stock was exchanged for 0.85 of a share of the Company's Class A common stock. As a result of the acquisition, we issued approximately 92.7 million Class A common shares and we reserved approximately 5 million shares for issuance pursuant to HBC stock options that we assumed in the acquisition. The results of operations of Univision Radio have been included in the accompanying condensed consolidated statement of income since September 22, 2003. The Company has made a preliminary allocation of the purchase price. The 92.7 million shares were valued at $35.312, determined by taking the average market price per share of Univision common stock for the two days prior, the day of and two days subsequent to the announcement date (June 12, 2002) of the acquisition. The HBC options were valued at approximately $80,000,000 using the Black-Scholes option pricing model and the acquisition costs were approximately $31,409,000.

Purchase price	$3,353,286,000
Estimated net liabilities assumed	89,902,000
Acquisition costs	31,409,000
Deferred tax liability on identified intangibles	434,363,500

Intangible assets and goodwill	3,908,960,500
FCC licenses	(2,212,082,400)
Favorable leases	(7,814,127)
Advertiser related intangibles, primarily advertiser contracts	(5,765,485)
Other intangible assets	(2,694,448)

Goodwill	$1,680,604,040

        The Company has made a preliminary allocation of the purchase price to FCC licenses, goodwill, advertising-related intangibles and favorable leases based upon a preliminary appraisal of the assets acquired and liabilities assumed of Univision Radio. The Company expects the final appraisal to be completed by mid-2004. The Company may have a material reclassification on a future balance sheet between goodwill and FCC licenses, both of which are expected to have an indefinite life. In addition, there may be additional identified intangibles that could have an impact on future expense. These reclassifications could also have a material impact on the deferred tax liability. In the fourth quarter of

2003, the Company incurred amortization expense of $2,228,000 related to Univision Radio's amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts are being amortized over a nine-month period. The favorable leases are being amortized over various periods through the year 2042.

        The following unaudited pro forma information gives effect to the acquisition between the Company and HBC and assumes that the transaction had occurred as of the beginning of each period presented. The pro forma information is presented for informational purposes only. You should not rely on the pro forma information as an indication of the results of operations of future periods or the results that actually would have been realized had the companies been a single company during the periods presented. The pro forma information is based upon available information and upon certain assumptions that management of the Company believes are reasonable. The pro forma information includes adjustments that give effect to the acquisition under the purchase method of accounting. The pro forma information does not reflect any pro forma adjustments for other business acquisitions in 2002 or 2003 by the Company or HBC, including the Company's acquisition of Fonovisa in April 2002, as they do not individually or in the aggregate exceed the threshold for reporting of a significant subsidiary. The pro forma information does not reflect any adjustments for synergies that the Company expects to realize from the acquisition.

	Twelve Months Ended December 31,
	2003	2002
	(Dollars in thousands)
Net revenues	$1,514,948	$1,341,728
Net income	$169,942	$127,280
Basic Earnings Per Share	$0.53	$0.40
Diluted Earnings Per Share	$0.48	$0.36

5.    Property and Equipment

        Property and equipment, and accumulated depreciation, consist of the following as of December 31, 2003 and 2002:

	2003	2002
	(In thousands)
Land and improvements	$41,824	$24,694
Building and improvements(a)	257,203	203,940
Broadcast equipment	362,085	289,323
Transponder equipment(b)	51,628	51,628
Other equipment	73,365	63,150
Construction in progress	28,314	47,722

	814,419	680,457
Accumulated depreciation	(258,950)	(202,603)

	$555,469	$477,854

(a)
2003 includes $47,390 of capital lease costs and $5,198 of accumulated depreciation. 2002 includes $47,390 of capital lease costs and $2,828 of accumulated depreciation

(b)
2003 includes $51,628 of capital lease costs and $25,550 of accumulated depreciation. 2002 includes $51,628 of capital lease costs and $17,195 of accumulated depreciation.

6.    Intangible Assets and Goodwill

        Below is an analysis of the Company's intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and estimated aggregate amortization expense for the years 2004 through 2008:

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$10,405	$1,055	$9,350
Nielsen contracts	20,700	11,428	9,272
Fonovisa contracts, primarily artist contracts	44,580	25,864	18,716
Advertiser related intangible, primarily advertiser contracts	5,765	1,817	3,948
Other amortizable intangibles	3,381	380	3,001

Total	$84,831	$40,544	44,287

Intangible Assets Not Being Amortized
Broadcast licenses			3,711,268
Goodwill			2,192,840
Music trademarks			15,800
Other intangible assets			1,744

Total			5,921,652

TOTAL NET INTANGIBLE ASSETS			$5,965,939

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$2,591	$671	$1,920
Nielsen contracts	20,700	10,393	10,307
Fonovisa contracts, primarily artist contracts	44,580	16,812	27,768
Other amortizable intangibles	245	104	141

Total	$68,116	$27,980	40,136

Intangible Assets Not Being Amortized
Broadcast licenses			1,367,603
Goodwill			506,411
Music trademarks			15,800
Other intangible assets			1,629

Total			1,891,443

TOTAL NET INTANGIBLE ASSETS			$1,931,579

	SEGMENTS
					TOTAL GOODWILL
	TELEVISION	RADIO	MUSIC	INTERNET
Net goodwill balance as of December 31, 2001	$289,260	$—	$—	$—	$289,260
Fonovisa goodwill acquired during the year	—	—	186,151	—	186,151
Station acquisition-deferred tax liability	31,000	—	—	—	31,000

Balance as of December 31, 2002	320,260	—	186,151	—	506,411
Station acquisition-deferred tax liability	7,900				7,900
Fonovisa goodwill adjustment	—	—	4,673	—	4,673
Reclassification to program rights	(4,879)	—	—	—	(4,879)
Deferred tax asset	(1,869)	—	—	—	(1,869)
Radio goodwill acquired during the year	—	1,680,604	—	—	1,680,604

Balance as of December 31, 2003	$321,412	$1,680,604	$190,824	$—	$2,192,840

Current Year Amortization Expense
For the year ended 12/31/03	$12,564
Estimated Amortization Expenses
For the year ended 12/31/04	$12,400
For the year ended 12/31/05	$6,700
For the year ended 12/31/06	$4,700
For the year ended 12/31/07	$3,900
For the year ended 12/31/08	$3,200

        The Company has made a preliminary allocation of the purchase price to FCC licenses, goodwill, advertising-related intangibles and favorable leases based upon a preliminary appraisal of the assets acquired and liabilities assumed of Univision Radio. The Company expects the final appraisal to be completed by mid-2004. The Company may have a material reclassification on a future balance sheet between goodwill and FCC licenses, both of which are expected to have an indefinite life. In addition, there may be additional identified intangibles that could have an impact on future expense. These reclassifications could also have a material impact on the deferred tax liability calculation. The results of operations of Univision Radio have been included in the accompanying condensed consolidated statement of income since September 22, 2003. In the fourth quarter of 2003, the Company incurred amortization expense of $2,228,000 related to Univision Radio's amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts are being amortized over a nine-month period. The favorable leases are being amortized over various periods through the year 2042.

        See "Notes to Consolidated Financial Statements—2. Significant Accounting Policies—Accounting for Long-Lived Assets" for the Company's accounting for intangible assets and goodwill.

7.    Debt

        Long-term debt (excluding capital leases—see Note 8) consists of the following as of December 31, 2003 and 2002:

	2003	2002
	(In thousands)
Bank Term Facility	$100,000	$720,000
Revolving Credit Facility	—	137,476
Senior notes payable—7.85% due 7/18/11	496,190	495,836
Senior notes payable—2.875% due 10/15/06	250,083	—
Senior notes payable—3.5% due 10/15/07	199,805	—
Senior notes payable—3.875% due 10/15/08	249,000	—

Long-term debt	$1,295,078	$1,353,312

        The Company's 7.85% senior notes due 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. The Company received net proceeds of $495,370,000 from the issuance of these senior notes, which pay interest on January 15 and July 15 of each year. On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with an aggregate face value of $700,000,000. These new senior notes bear simple interest at 2.875%, 3.5% and 3.875%, respectively, and have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. We received net proceeds of $694,526,000 from the issuance of these new senior notes, which pay interest on April 15 and October 15 of each year. The Company used most of the proceeds to pay its entire bank revolving credit facility of $100,000,000 and $520,000,000 of its bank term loan facility. As a result of this transaction, the Company reduced its interest rate that would have been payable under its bank credit facility by 1.25%. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective and the accounting is not expected to have an impact on future earnings. In addition, in December 2003, the Company paid $100,000,000 of its bank term facility with proceeds from the issuance of the senior notes and from the Company's cash on hand. As a result of the various payments on the term loan, the Company will not be allowed to re-borrow $620,000,000 of the term facility under the terms of the bank credit agreement. Due to repayment under our term loan facility, the Company wrote-off approximately $4,122,000 of non-cash pre-tax deferred financing cost related to its term loan facility in the fourth quarter of 2003.

        The Company's senior notes are the Company's senior unsecured obligations, are equal in right of payment with all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company's future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company's guarantors, who are described below. The Company has the option to redeem all or a portion of its senior notes at any time at the redemption prices set forth in the note indenture. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the senior notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

        As of December 31, 2003, the Company had a $600,000,000 credit agreement with a syndicate of commercial lenders. The credit facility consists of a $100,000,000 term loan and a $500,000,000 revolving credit facility. Each of the credit facilities will mature on July 18, 2006. At December 31,

2003, the Company had borrowings of $100,000,000 outstanding under its term loan and zero outstanding under its revolving credit facility. In addition, the Company has approximately $30,000,000 of letters of credit outstanding, including $20,000,000 that can be drawn upon under certain circumstances if the Company does not exercise its option to acquire the two Puerto Rico stations described below and $8,000,000 related to the FIFA World Cup Agreement.

        Loans made under the revolving credit facility and term loan bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's term loans ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin on its term loans was 1.25% for the twelve months ended December 31, 2003. During the twelve months ended 2003, the interest rates applicable to the Company's bank credit facilities ranged from approximately 2.35% to 2.66% for LIBOR rate loans and from 4.25% to 4.50% for prime rate loans. At December 31, 2003, the interest rate applicable to the Company's LIBOR rate loans was approximately 2.42%. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. The Company's 2003 effective interest rate on its bank debt and senior notes was approximately 4.5%.

        The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its Program License Agreements in a manner the lenders determine is materially adverse to the Company. At December 31, 2003, the Company was in compliance with its financial covenants.

        The subsidiaries that guarantee the Company's obligations under its credit agreement also guarantee its senior notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The guarantees of the obligations under the revolving credit facility, term loan and the senior notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's. The Company's senior unsecured debt is currently rated BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investor Service, Inc.

        On December 17, 2002, the Company paid approximately $97,500,000 to retire its unsecured 10-year junior subordinated notes that matured on the same date. The interest and principal paid was $40,200,000 and $57,300,000, respectively. The Company provided for the payment of these notes with funds from its revolving credit facility.

        Long-term debt (excluding capital leases—see Note 8) matures as follows:

Amount
(In thousands)
Year ending December 31:
2006	$350,083
2007	199,805
2008	249,000
Thereafter	496,190

Total	$1,295,078

        The Company estimates that the fair value of the bank debt and the senior notes at December 31, 2003, approximates book value.

        Interest expense, net, reflected in the accompanying consolidated statements of income, comprises the following for the years ended December 31:

	2003	2002	2001
	(In thousands)
Bank facility	$19,620	$26,379	$25,296
Junior Subordinated Notes	—	10,407	9,682
Senior notes	41,287	39,577	14,614
Capital leases (see Note 8)	6,849	7,297	4,335
Other expense (income)—net	3,566	3,573	(464)

	$71,322	$87,233	$53,463

        The Company's 2003 effective interest rate on its bank debt and senior notes was approximately 4.5%.

8.    Commitments

        The Company is obligated under long-term operating leases expiring at various dates through 2045 for office, studio, automobile, tower and transponder rentals. The Company is also obligated under long-term capital lease obligations through 2045. The following is a schedule by year of future annual rentals under operating and capital leases as of December 31, 2003:

	Operating Leases	Capital Leases
	(In thousands)
Year ending December 31:
2004	$34,838	$11,892
2005	32,116	10,620
2006	30,246	9,016
2007	27,426	8,916
2008	25,819	8,916
Thereafter	153,765	89,426

Total minimum lease payments	$304,210	138,786

Interest		(59,871)

Total present value of minimum lease payments		78,915
Current portion		(5,647)

Capital lease obligation, less current portion		$73,268

        Rent expense totaled $27,449,000 in 2003, $30,513,000 in 2002 and $24,661,000 in 2001.

        The Company has an option agreement that expires on December 31, 2004 to acquire for $190,000,000 two stations in Puerto Rico that it is operating under a time brokerage agreement. On December 23, 2003, the Company entered into a 40-year lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building will be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2005. The sum of the lease payments will be approximately $67,000,000 over 40 years beginning on the expected lease commencement date of August 31, 2005. The lease has been capitalized by the Company at its estimated fair value of $30,385,000. Additionally, if the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's purchase price for the stations (including costs) during a period of 90 days from the closing of the Company's acquisition of the stations. The Company has a letter of credit outstanding with Raycom Media, Inc. for the acquisition for $20,000,000.

        In April 2003, the Company entered into a transponder lease agreement for TeleFutura Network that is expected to be capitalized in May 2004 for approximately $15,546,000. Also, in April 2003, the Company entered into a transponder lease agreement for Univision Network that is expected to be capitalized in the first quarter 2006 for approximately $15,546,000. According to the Emerging Issues Task Force published Issue 01-8 "Determining Whether an Arrangement Contains a Lease," if the Company negotiates a new transponder lease agreement, the Company will not capitalize, or incur depreciation expense, for its transponder lease agreements and will expense the cost as a service fee. EITF 01-08 became effective for agreements entered into after May 2003. The Company does not expect to negotiate new transponder lease agreements until two existing transponder lease agreements expire in December 2012. When and if the Company decides to transmit a high definition signal, it will be required to negotiate new transponder leases.

        In February 2002, the Company entered into a new five-year contract with Nielsen Media Research ("Nielsen"), expiring in December 2006, to provide television audience measurement services for Univision Network and TeleFutura Network. The remaining payments for Univision Network and TeleFutura Network will total approximately $33,400,000, that is payable over three years through December 31, 2006. The Company also entered into a five-year contract with Nielsen for TTG O&Os, which have remaining payments of approximately $13,000,000 payable over the next three years through January 31, 2007. The UTG O&Os have various Nielsen contracts extending through January 2007 with remaining payments of approximately $6,247,000 in 2004, $144,000 in 2005, $121,000 in 2006 and $3,000 in 2007.

        In January 2001, Univision Network entered into a program license agreement with Coral International Television Corp. (the exclusive distributing agent for Radio Caracas Television) to acquire approximately 780 hours of new novelas per year and approximately 800 hours of existing novelas through January 2011. In 2003, the aggregate payment under the contract was adjusted to approximately $79,500,000, with an aggregate payment remaining under the contract of approximately $58,900,000 at December 31, 2003.

        In June 2001, Univision Network entered into a program license agreement with RCN to acquire approximately 300 hours of new novelas per year and approximately 50 hours of existing novelas through June 2007. The aggregate payment under the contract is approximately $41,440,000 payable over five years, in increasing installments, with an aggregate payment remaining under the contract of approximately $27,100,000 at December 31, 2003.

        In 2001, 2002 and 2003, the Company entered into several program license agreements to acquire approximately 1,500 movies. The agreements commenced in January 2002 and expire on various dates through March 2016. The remaining payments under the agreements are approximately $24,816,000 in 2004, $8,320,000 in 2005, $7,462,000 in 2006, $5,374,000 in 2007, $4,464,000 during 2008 and $4,139,000 for the years 2009 through March 2016.

        As a result of the acquisition of the USA Broadcasting stations, the Company acquired English-language programming contracts. At December 31, 2003, the remaining payments are $6,080,000 in 2004, $4,914,000 in 2005, $3,470,000 in 2006, $1,350,000 in 2007, $1,361,000 in 2008 and $1,574,000 through April 2009. The Company is trying to sub-license or arrange a buyout of this programming to reduce its liability.

        In April 2001, the Company launched a music publishing and recording division, Univision Music Group. In June 2001, Univision Music Group acquired a 50% interest in Disa Records from the Chavez family. The Company has a call right and the Chavez family has a put right starting in June 2006, that will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

        On August 9, 2000, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. The payments remaining at December 31, 2003 totals $82,000,000, due over the remaining term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup games, the Company was responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The costs for the 2002 World Cup games was approximately $55,000,000. The rights fees are being amortized over the 2002/2006 World Cups and other interim FIFA events based on the flow of income method. Under the flow of income method, the costs for the 2006 World Cup games, excluding advertising, promotion and broadcast costs, will be approximately $100,000,000 for the rights fees. The funds for these payments are expected to come from income from operations and/or borrowings from the Company's bank facilities.

9.    Employee Benefits

        The Company has a 401(k) retirement savings plan (the "401(k) Plan") covering all eligible employees who have completed one year of service. The 401(k) Plan allows the employees to defer a portion of their annual compensation, and the Company may match a portion of the employees' contributions. For the years ended December 31, 2003, 2002 and 2001, the Company made matching cash contributions to the 401(k) Plan totaling $3,931,000, $3,477,000 and $5,563,000, respectively. The Company matched 100% of the first 6% of eligible compensation that employees contributed to the 401(k) Plan for 2001. Effective January 1, 2002, the Company matched 100% of the first 3% of eligible employee compensation.

10.    Contingencies

        There are various legal actions and other claims pending against the Company incidental to its business and operations. In the opinion of management, the resolution of these matters will not have a material effect on the consolidated financial position or results of operations.

        The Company maintains insurance coverage for various risks, where deemed appropriate by management, at rates and on terms that management considers reasonable. The Company self-insures certain portions of its employee health benefits as well as the deductible portion of certain insurance coverage for various risks, including those associated with windstorm and earthquake damage. In management's opinion, the potential exposure in future periods, if uninsured losses were to be incurred, would not be material to the consolidated financial position or results of operations.

11.    Income Taxes

        The Company files a consolidated federal income tax return. The income tax provision for the years ended December 31, 2003, 2002 and 2001 comprised the following charges:

	2003	2002	2001
	(In thousands)
Current:
Federal	$43,888	$10,675	$41,893
State	6,897	1,677	6,583
Deferred:
Federal	47,186	42,477	11,079
State	7,415	6,675	1,741

Total	$105,386	$61,504	$61,296

        The Company accounts for income taxes under the liability method pursuant to SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(In thousands)
Current deferred tax assets:
Accrued severance and litigation	$1,400	$2,200
Accrued vacation	3,200	2,500
Allowances	9,200	9,100
Accrued facility-related costs	1,500	1,700
Accrued insurance	1,100	400
Other assets, net	1,700	—

Total current deferred tax assets	18,100	15,900

Current deferred tax liabilities, other	—	(1,316)

Net current deferred tax assets	$18,100	$14,584

Long-term deferred tax assets:
Equity loss in unconsolidated subsidiaries	$14,600	$11,800
Deferred compensation	2,900	2,300
Capital and state loss carryforwards	2,800	1,700
Other assets, net	553	—

Total long-term deferred tax	20,853	15,800

Long-term deferred tax liabilities:
Property and equipment, net	(53,500)	(31,900)
Intangible assets, net	(760,600)	(99,400)

Total long-term deferred tax liabilities	(814,100)	(131,300)

Net long-term deferred tax liabilities	$(793,247)	$(115,500)

        As of December 31, 2003, the Company has a capital loss carryforward of $4,745,000 relating to the unutilized portion of the loss on the dissolution of the Ask Jeeves en Español Joint Venture. The capital loss carryforward expires in 2006.

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

        For the years ended December 31, 2003, 2002 and 2001, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2003	2002	2001
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	5.5	5.5	5.5
Junior Subordinated Notes	—	1.0	1.2
Intangible amortization	0.5	0.3	10.9
Wages and benefits	0.5	0.3	0.3
Credits and State refunds	(1.5)	(1.3)	—
Other	0.4	0.7	1.0

Total effective tax rate	40.4%	41.5%	53.9%

12.    Earnings Per Share

        The Company is required to calculate basic earnings per share, which is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders is computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations and also net income. The Company is also required to compute diluted earnings per share, which is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the convertible preferred stock dividends. The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations for income net income as required by SFAS No. 128 "Earnings Per Share":

	For the Year Ended 2003				For the Year Ended 2002
	Income (Numerator)	Shares (Denominator)		Per-Share Amount	Income (Numerator)	Shares (Denominator)		Per-share Amount
	(In thousands, except share and per-share data)
Net income	$155,427				$86,528
Less preferred stock dividends	—				(25)

Basic Earnings Per Share Net income per share available to common stockholders	155,427	253,853,027		$0.61	86,503	224,344,335		$0.39

Effect of Dilutive Securities
Warrants	—	27,410,468	(a)		—	27,633,393	(a)
Options	—	2,575,092	(b)		—	2,733,860	(c)
Convertible preferred stock	—	—			25	1,625,458	(d)

Diluted Earnings Per Share
Net income per share available to common stockholders	$155,427	283,838,587		$0.55	$86,528	256,337,046		$0.34

	For the Year Ended 2001
	Income (Numerator)	Shares (Denominator)		Per-share Amount
Net income	$52,411
Less preferred stock dividends	(70)

Basic Earnings Per Share
Net income per share available to common stockholders	52,341	208,110,727		$0.25

Effect of Dilutive Securities
Warrants	—	27,415,506	(a)
Options	—	3,974,462	(e)
Convertible preferred stock	70	316,683	(d)

Diluted Earnings Per Share
Net income per share available to common stockholders	$52,411	239,817,378		$0.22

(a)
Total warrants of 11,900,000 shares were excluded as common stock equivalents in 2001, 2002 and 2003, since the average market price of the Class A Common Stock for each year presented was lower than the exercise price of the warrants and the inclusion of the potential shares would be antidilutive.

(b)
Total options of 9,165,375 shares granted in December 1999, 2000, and 2003 were excluded as common stock equivalents, since the average market price of the Class A Common Stock during 2003 was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

(c)
Total options of 12,679,000 shares granted in December 1999, 2000, 2001 and 2002 were excluded as common stock equivalents, since the average market price of the Class A Common Stock during 2002 was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

(d)
At December 31, 2001, there were 375,000 shares issued and outstanding of redeemable convertible preferred stock with a conversion rate of 28.252 to Class A Common Stock. On February 25, 2002, the redeemable preferred stock was converted into Class A Common Stock.

(e)
Total options of 10,143,500 shares granted in December 1999, 2000 and 2001 were excluded as common stock equivalents, since the average market price of the Class A Common Stock during 2001 was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

        The adoption of SFAS No. 142 resulted in a substantial reduction of intangible amortization expense in 2002 and 2003 since the Company's broadcast licenses and goodwill are no longer being amortized by the Company. On a historic basis, the Company had amortization of intangible assets of $12,564,000, $18,101,000 and $40,969,000 in 2003, 2002 and 2001, respectively. Had this accounting change been in effect in 2001, amortization of intangible assets would have been $1,163,000. In order to enhance comparability, below are the effect the accounting change would have had on reported net income available to common stockholders and earnings-per-share amounts had SFAS No. 142 been in effect:

	2003	2002	2001
	(Dollars in thousands, except for share and per-share data)
Net income available to common stockholders	$155,427	$86,503	$52,341
Reduction of intangible amortization, net of tax	—	—	36,522

Comparative net income available to common stockholders	$155,427	$86,503	$88,863

Basic Earnings Per Share
Reported net income available to common stockholders	$0.61	$0.39	$0.25
Reduction of intangible amortization, net of tax	—	—	0.18

Comparative net income available to common stockholders	$0.61	$0.39	$0.43

Weighted average common shares outstanding	253,853,027	224,344,335	208,110,727

Diluted Earnings Per Share
Reported net income available to common stockholders	$0.55	$0.34	$0.22
Reduction of intangible amortization, net of tax	—	—	0.15

Comparative net income available to common stockholders	$0.55	$0.34	$0.37

Weighted average common shares outstanding	283,838,587	256,337,046	239,817,378

13.    Common Stock, Preferred Stock and Warrants

        The Company's common stock consists of Class A, Class P, Class T and Class V shares. The Class A shares are listed on the New York Stock Exchange and are primarily held by non-affiliates. The Class P, T and V shares are held by affiliates and are not traded. All classes of common stock have substantially the same rights, with the exception of Class P shares, which have ten votes per share on all matters on which shareholders are entitled to vote, and Class T and V which each have the right to elect one member of the Company's board of directors. At December 31, 2003, there were 254,352,561 shares of Class A Common Stock, 37,462,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding.

        The Company had 10,000,000 shares of preferred stock, $.01 par value, authorized at December 31, 2003, and 2002.

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

        In connection with the changes to the Company's charter documents, the Company issued warrants to both Televisa and Venevision to purchase in the aggregate, in the case of Televisa, 9,000,000 warrants to acquire 6,274,864 additional shares of Class A Common Stock and 2,725,136 additional shares of Class T Common Stock and, in the case of Venevision, 2,800,000 warrants to acquire 74,864 additional shares of Class A Common Stock and 2,725,136 Class V Stock. The exercise price for the warrants is $38.261 per share. The warrants were issued in exchange for the value of certain rights previously held by the holders of shares of Class T and Class V Common Stock. At the option of Televisa or Venevision, as the case may be, or if the warrants are not held by Televisa or Venevision or their permitted transferees at the time of exercise, the warrants are exercisable for Class A Common Stock.

        In 2002, the Company acquired Televisa's music recording company, Fonovisa Music Group, North America's premier Latin music label, for 6 million shares of Class A Common Stock and a warrant to purchase 100,000 shares of Class A Common Stock at an exercise price of $38.261 per share.

        At December 31, 2003, Televisa and Venevision owned a total of 9,102,000 and 30,237,700 warrants, respectively. The 1992 warrants are exercisable for Class T and Class V Common Stock at an exercise price of $0.0322 per share. The Company accounted for the warrants issued to Televisa and Venevision, other than the warrant to purchase 100,000 shares issued in connection with the Fonovisa acquisition, within stockholders' equity.

        The Televisa and Venevision warrants cannot be exercised by either Televisa or Venevision (or by any other non-U.S. citizen) if such exercise would result in a violation of the foreign ownership restrictions of the Communications Act of 1934. Subject to certain restrictions, Televisa and Venevision may transfer such warrants. If Televisa and Venevision were to exercise their warrants, their ultimate ownership of the Company would be approximately 11% for Televisa and 13% for Venevision.

14.    Investments

        Investments consist of the following as of December 31, 2003 and 2002:

	2003	2002
	(In thousands)
Investments in equity method investees
Disa Records	$76,073	$84,086
St. Louis / Denver LLC	61,872	59,733
Spanish Subscription Television LLC	1,254	—
Entravision Communications Corporation	—	336,643
Other investment	—	8,122

	$139,199	$488,584

Investments in cost method investees
Entravision Communications Corporation	$335,995	$—
Equity Broadcasting Corporation	28,592	28,592

	$364,587	$28,592

        Entravision Communications Corporation is the largest affiliate group of the Company. Entravision operates television stations in 20 of the nation's top 50 Hispanic markets and owns 43 of the Company's affiliated stations. At December 31, 2003, the Company had an approximate 30% non-voting ownership interest in Entravision.

        As part of the consent decree pursuant to which the United States Department of Justice approved the acquisition, we exchanged all of our shares of capital stock of Entravision for shares of a new class of non-voting preferred stock of Entravision that do not have any consent or other voting rights other than the right to approve (a) a merger, consolidation, business combination, reorganization, dissolution, liquidation, or termination of Entravision; (b) the direct or indirect disposition by Entravision of any interest in any FCC licenses with respect to any Company-affiliated television station; (c) any amendment of Entravision's charter documents adversely affecting such preferred stock; and (d) any issuance of additional shares of such preferred stock. Any shares of such preferred stock that are transferred by the Company (other than to its affiliates) will automatically convert into Class A common stock of Entravision; in addition, such shares can be converted by the Company immediately prior to any transfer to a non-affiliate. The Company has agreed to work with Entravision to convert the preferred stock into a new but substantially similar class of non-voting common stock if such new class of common stock is authorized. In addition, the Company is required to sell enough of its Entravision stock so that the Company's ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The exchange has no impact on the Company's existing television station affiliation agreements with Entravision. At September 22, 2003, the Company began accounting for its investment in Entravision under the cost method of accounting.

        In June 2001, the Company completed the acquisition of a 50% interest in Disa Records for approximately $75,000,000 in cash. In addition, the Company agreed to provide $5,000,000 per year of advertising to Disa Records for the five-year period July 1, 2001 to June 30, 2006. The remaining advertising to be provided, net of agency commissions, is recorded in the accompanying balance sheet as deferred advertising revenues current and long-term. These revenues are being recognized when advertisements are provided. During 2003, the Company reported a Disa Records equity loss from unconsolidated subsidiary of $6,228,000 and received certain dividend and tax reimbursements of $4,121,000 that reduced the investment.

        On November 7, 2002, the Company, through its wholly-owned subsidiary TeleFutura, entered into a limited liability company agreement with Roberts Brothers Broadcasting, LLC ("Roberts"), called St. Louis / Denver LLC (the "LLC"). In 2002, TeleFutura contributed $26,000,000 and in 2003 contributed its minority interests in the St. Louis and Denver stations of approximately $34,000,000 and Roberts contributed its majority interests in the St. Louis and Denver stations to the LLC. In addition, TeleFutura and Roberts have each entered into time brokerage agreements ("TBA") to program the Denver and St. Louis stations, respectively. The TeleFutura TBA became effective on February 23, 2003. During 2003, the Company funded the LLC $2,871,000 and reported an equity loss from unconsolidated subsidiary of $735,000.

        In June 2001, the Company purchased for $26,000,000 an approximate 20% non-voting preferred stock equity interest in Equity Broadcasting Corporation, which is the ninth-largest broadcasting corporation in the United States with ownership interests in a total of 40 full-power and owns 60 low-power television stations. In addition, in September 2001, the Company purchased shares of Equity Broadcasting's Class A common stock for approximately $2,500,000. The Company currently owns approximately 6% of Equity Broadcasting's voting common stock. This investment is accounted for under the cost method.

        In January 2004, the Company, Equity Broadcasting Corporation ("EBC") and others agreed in writing to amend EBC's Articles of Incorporation to allow shares of Series A convertible preferred stock of EBC to receive a stock dividend of 7% of the original issue price commencing on the date of the initial issuance, which was June 8, 2001. The dividend would be paid in preference to all other junior stock as and when declared or on liquidation, would be added to amounts received on redemption and would be converted on conversion into common stock. Since the Company was not entitled to the dividend prior to January 2004, the Company expects to book a stock dividend of approximately $5,100,000 in the first quarter of 2004 based on the Company's initial investment of approximately $26,000,000 made in June 2001. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. The EBC stockholders will be asked to vote in favor of the Articles amendment at a meeting scheduled in June 2004, but stockholders holding a sufficient number of shares have agreed to vote for the amendment.

        In April 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc. to form a 50/50 joint venture called Spanish Subscription Television LLC, now called TuTV LLC. The joint venture was formed to broadcast Televisa's pay television channels, other than general entertainment channels or novelas, in the United States. The service consists of five channels. In May 2003, TuTV entered into a five-year distribution agreement with EchoStar Communications Corporation for three of the channels. The joint venture is jointly controlled by

Televisa and the Company with each agreeing to fund $20,000,000 over the first three years of the venture. As of December 31, 2003, the Company and Televisa had each funded $2,500,000 and the Company reported an equity loss from unconsolidated subsidiary of $876,000. The Company's investment in the joint venture also has approximately $370,000 of other deductions related to the joint venture.

        During 2003, the Company received proceeds of approximately $8,000,000 in cash from a bankruptcy court related to an investment that was acquired in connection with the asset acquisition of USA Broadcasting in 2001.

15.    Performance Award and Incentive Plans

        In 1996, the Company adopted the 1996 Performance Award Plan (the "Plan") that reserves shares of Class A Common Stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors or Plan Committee (as appointed by the Board). The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

	Basic Earnings Per Share			Diluted Earnings Per Share
	2003	2002	2001	2003	2002	2001
	(In thousands, except per-share data)
Net income available to common stockholders—as reported	$155,427	$86,503	$52,341	$155,427	$86,528	$52,411
Stock-based employee compensation, net of tax	32,078	35,486	34,364	32,078	35,486	34,364

Net income available to common stockholders—pro forma	$123,349	$51,017	$17,977	$123,349	$51,042	$18,047

Earnings per share available to common stockholders—as reported	0.61	0.39	0.25	0.55	0.34	0.22
Earnings per share available to common stockholders—pro forma	0.49	0.23	0.09	0.43	0.20	0.08

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0%, expected volatility of 48.467%, 49.311% and 45.385%, risk-free interest rate of 3.68%, 3.54% and 4.38% and expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy, which results in higher compensation expense in the early years of the vesting period.

        The Plan was amended and restated as of February 16, 2000, primarily to increase the maximum number of shares of Class A Common Stock that may be granted from 22,000,000 to 37,200,000. The maximum number of shares that may be granted to any individual during any calendar year is

2,000,000. The maximum number of shares that may be granted during any calendar year is 5,500,000 unless the Plan Committee gives its unanimous consent. The Plan provides that shares granted come from the Company's authorized but unissued Class A Common Stock and any shares of the Company's Class A Common Stock held as treasury shares. Grants may be in the form of either nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share awards, stock bonuses or cash bonus awards.

        The price of the options granted pursuant to the Plan may not be less than 100% of the fair market value of the shares on the date of grant (110% in the case of an incentive stock option granted to any person owning more than 10% of the Company's total combined voting power). No award will be exercisable after ten years from the date granted. Unless approved by the Plan Committee, no award may vest at a rate greater than 25% per year, other than in the case of awards granted in lieu of cash bonuses, which may vest at the rate of 50% per year.

        Information regarding the Performance Award Plan for 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Number of shares under stock options:
Outstanding at beginning of year	20,197,320	19,464,520	18,292,020
Granted	3,829,000	3,106,200	3,872,200
Exercised	(1,354,425)	(2,055,650)	(2,663,200)
Canceled	(561,650)	(317,750)	(36,500)

Outstanding at end of year	22,110,245	20,197,320	19,464,520
Available for grant at end of year	3,418,300	6,685,650	9,474,100
Exercisable at end of year	13,648,545	11,971,470	10,572,570
Weighted average exercise price:
Granted	$35.53	$27.48	$35.34
Exercised	$17.67	$14.61	$10.45
Canceled	$36.47	$40.10	$29.82
Outstanding at end of year	$29.92	$28.22	$27.09
Exercisable at end of year	$27.69	$24.73	$20.59
Weighted average fair value of options granted during the period	$18.05	$14.03	$17.49

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$5.75 - $10.00	1,439,000	2.7 Years	$5.77
$10.01 - $20.00	4,272,270	4.5 Years	$16.36
$20.01 - $30.00	3,047,750	8.9 Years	$27.29
$30.01 - $40.00	10,159,425	8.3 Years	$35.52
$40.01 - $50.00	3,139,200	6.0 Years	$43.48
$50.01 - $56.63	52,600	6.3 Years	$53.38

	22,110,245

	Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$5.75 - $10.00	1,439,000	$5.77
$10.01 - $20.00	4,272,270	$16.36
$20.01 - $30.00	782,500	$27.33
$30.01 - $40.00	4,207,575	$35.47
$40.01 - $50.00	2,907,500	$43.68
$50.01 - $56.63	39,700	$53.36

	13,648,545

        In connection with the acquisition of HBC on September 22, 2003, the Company assumed outstanding stock options previously issued under the HBC Long-term Incentive Plan. The assumed option shares and their respective grant price have been converted in accordance with the acquisition agreement. No new awards were granted under this plan upon and following the acquisition. The maximum term of each assumed option is ten years from the original grant date, subject to earlier termination in connection with the recipient's termination of employment with or service to the Company. The assumed options vested in accordance with the acquisition agreement.

        Information regarding the Incentive Plan for the period September 22, 2003 to December 31, 2003 is as follows:

2003
Number of shares under stock options:
Assumed at beginning of period	5,240,227
Granted	n/a
Exercised	(83,798)
Canceled	(21,800)

Outstanding at end of year	5,134,629
Available for grant at end of year	n/a
Exercisable at end of year	4,465,848
Weighted average exercise price:
Granted	n/a
Exercised	$24.60
Canceled	$31.04
Outstanding at end of year	$27.08
Exercisable at end of year	$26.46
Weighted average fair value of options granted during the period	n/a
	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$9.67 - $10.00	10,343	2.9 Years	$9.67
$10.01 - $20.00	625,370	3.6 Years	$14.45
$20.01 - $30.00	2,996,038	6.8 Years	$25.12
$30.01 - $40.00	1,396,628	7.8 Years	$35.63
$40.01 - $50.00	101,150	5.8 Years	$45.34
$50.01 - $59.48	5,100	6.1 Years	$59.48

	5,134,629

	Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$9.67 - $10.00	10,343	$9.67
$10.01 - $20.00	625,370	$14.45
$20.01 - $30.00	2,869,762	$25.00
$30.01 - $40.00	854,123	$37.94
$40.01 - $50.00	101,150	$45.34
$50.01 - $59.48	5,100	$59.48

	4,465,848

        During the year ended December 31, 2003, 1,438,223 options were exercised from the Company's option plans for 1,438,223 shares of Class A Common Stock, resulting in increases to common stock of $14,382 and to paid-in-capital of $36,261,000, which included a tax benefit of $10,006,000 associated with the transactions.

16.    Business Segments

        The Company's principal business segment is television, which includes the operations of the Company's Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations. In September 2003, the Company completed its acquisition of HBC, now called Univision Radio. In April 2001, the Company also launched Univision Music Group, its music publishing and recording division. The Company manages its television, radio, music and Internet businesses separately based on the fundamental differences in their operations. Presented below is segment information pertaining to the Company's television, radio, music and Internet businesses.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands
Net revenue:
Television	$1,098,276	$1,014,223	$871,993
Radio	83,595	—	—
Music	113,197	64,535	9,670
Internet	15,947	12,535	6,207

Consolidated	1,311,015	1,091,293	887,870

Direct expenses (excluding depreciation expense):
Television	420,475	421,000	325,691
Radio	15,211	—	—
Music	64,497	35,134	5,822
Internet	13,558	15,261	24,248

Consolidated	513,741	471,395	355,761

Selling, general and administrative expenses (excluding depreciation expense):
Television	275,622	245,844	208,517
Radio	37,511	—	—
Music	39,151	31,482	5,628
Internet	11,390	10,634	17,465

Consolidated	363,674	287,960	231,610

Operating income (loss) before depreciation and amortization:
Television	402,179	347,379	337,785
Radio	30,873	—	—
Music	9,549	(2,081)	(1,780)
Internet	(9,001)	(13,360)	(35,506)

Consolidated	$433,600	$331,938	$300,499

Depreciation and amortization:
Television	64,041	56,743	78,215
Radio	5,594	—	—
Music	9,978	17,188	24
Internet	5,291	4,887	5,830

Consolidated	84,904	78,818	84,069

Operating income (loss):
Television	338,138	290,636	259,570
Radio	25,279	—	—
Music	(429)	(19,269)	(1,804)
Internet	(14,292)	(18,247)	(41,336)

Consolidated	$348,696	$253,120	$216,430

Capital expenditures:
Television	$49,728	$87,491	$122,715
Radio	2,685	—	—
Music	2,811	3,455	356
Internet	1,059	1,338	7,117

Consolidated	$56,283	$92,284	$130,188

	As of December 31,
	2003	2002	2001
Total assets:
Television	$3,176,858	$3,017,013	$3,054,514
Radio	4,103,148	—	—
Music	347,963	368,252	104,741
Internet	14,948	17,131	19,132

Consolidated	$7,642,917	$3,402,396	$3,178,387

        The Company uses the key indicator of "operating income before depreciation and amortization" primarily to evaluate the Company's operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company's ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company's performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the twelve months ended December 31, 2003, 2002 and 2001:

	Twelve Months Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Operating income before depreciation and amortization	$433,600	$331,938	$300,499
Depreciation and amortization	84,904	78,818	84,069

Operating income	348,696	253,120	216,430
Interest expense, net	71,322	87,233	53,463
Loss on extinguishments of debt	4,122	—	3,875
Amortization of deferred financing costs	3,832	3,846	2,488
Equity loss in unconsolidated subsidiaries and other	10,218	15,907	47,449
Gain on change in Entravision ownership interest	(1,611)	(1,898)	(4,552)
Provision for income taxes	105,386	61,504	61,296

Net income	$155,427	$86,528	$52,411

17.    Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(In thousands, except share and per-share data)
2003
Net revenues	$261,655	$320,187	$321,052	$408,121	$1,311,015
Net income	12,759	41,613	42,202	58,853	155,427
Net income available to common stockholders	12,759	41,613	42,202	58,853	155,427
Earnings Per Share Available to Common Stockholders
Basic Earnings Per Share
Net income	$0.06	$0.18	$0.18	$0.18	$0.61
Diluted Earnings Per Share
Net income	$0.05	$0.16	$0.16	$0.17	$0.55
2002
Net revenues	$214,449	$322,796	$269,834	$284,214	$1,091,293
Net income	7,599	22,190	20,308	36,431	86,528
Net income available to common stockholders	7,574	22,190	20,308	36,431	86,503
Earnings Per Share Available to Common Stockholders
Basic Earnings Per Share
Net income	$0.04	$0.10	$0.09	$0.16	$0.39
Diluted Earnings Per Share
Net income	$0.03	$0.09	$0.08	$0.14	$0.34

18.    Subsequent Events

        In January 2004, the Company acquired the assets of a full-power television station in Sacramento, California and a radio station in Long Island, New York for approximately $65,000,000 and $60,000,000, respectively. The funds for these purchases came primarily from the Company's cash on hand and revolving credit facility.

        On January 12, 2004, the Company offered 15,815,999 shares of Class A common stock to the public and used the net proceeds to repurchase an equal amount of shares held by Clear Channel Communications Inc. The shares repurchased by the Company were cancelled immediately and there was no dilution to earnings per share.

        In January 2004, the Company, Equity Broadcasting Corporation ("EBC") and others agreed in writing to amend EBC's Articles of Incorporation to allow shares of Series A convertible preferred stock of EBC to receive a stock dividend of 7% of the original issue price commencing on the date of the initial issuance, which was June 8, 2001. The dividend would be paid in preference to all other junior stock as and when declared or on liquidation, would be added to amounts received on redemption and would be converted on conversion into common stock. Since the Company was not entitled to the dividend prior to January 2004, the Company expects to book a stock dividend of approximately $5,100,000 in the first quarter of 2004 based on the Company's initial investment of approximately $26,000,000 made in June 2001. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. The EBC stockholders will be asked to vote in favor of the Articles amendment at a meeting scheduled in June 2004, but stockholders holding a sufficient number of shares have agreed to vote for the amendment.

        In January 2004, the Company amended its employment arrangement with José Behar, and assigned the employment agreement to Univision Music LLC, and as a result amended the operating agreement of Univision Music LLC. Univision Music LLC will now hold all of the Company's wholly-owned record labels. See "Notes to Consolidated Financial Statements—3. Related Party Transactions—Univision Music Group."

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. Business
Prime Time* Ratings Among Hispanic Adults Aged 18 to 49
  ITEM 2. Properties
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
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  SCHEDULE II
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2001, 2002 and 2003 (Dollars in thousands)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per-share data)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, (In thousands, except share and per-share data)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 2001, 2002 and 2003 (In thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, (In thousands)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2003