Form 10-Q
period 2004-03-31
UNIVISION COMMUNICATIONS INC
filed 2004-05-10
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State of Incorporation)	No. 95-4398884 (I.R.S. Employer Identification)

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

YES ☒    NO ☐

        There were 255,024,087 shares of Class A Common Stock, including Company treasury stock, 36,962,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of April 9, 2004.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

INDEX

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Financial Introduction

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for December 31, 2003.

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per-share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$70,981	$76,677
Accounts receivable, net	291,627	320,106
Program rights	39,345	39,836
Prepaid expenses and other	87,391	83,947

Total current assets	489,344	520,566
Property and equipment, net	567,225	555,469
Intangible assets, net	4,127,979	3,773,099
Goodwill, net	2,309,756	2,192,840
Deferred financing costs, net	13,490	14,104
Program rights	30,749	37,402
Investments in equity method investees	63,448	139,199
Investments in cost method investees	369,681	364,587
Other assets	64,588	45,651

Total assets	$8,036,260	$7,642,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$191,134	$209,373
Income taxes	19,222	6,050
Accrued interest	19,497	23,224
Accrued license fees	13,483	13,327
Deferred advertising revenues	—	4,250
Program rights obligations	25,041	26,762
Current portion of capital lease obligations	4,856	5,647

Total current liabilities	273,233	288,633
Long-term debt including accrued interest	1,408,202	1,295,078
Capital lease obligations	25,850	73,268
Deferred advertising revenues	—	5,460
Program rights obligations	24,165	25,579
Deferred tax liabilities	843,405	793,247
Other long-term liabilities	68,971	58,675

Total liabilities	2,643,826	2,539,940

Noncontrolling interest	254,179	—

Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; 0 issued and outstanding)	—	—
Common stock, $.01 par value (1,040,000,000 shares authorized; 323,416,675 and 323,245,149 shares issued, including shares in treasury, at March 31, 2004 and December 31, 2003, respectively)	3,234	3,232
Paid-in-capital	4,615,824	4,611,048
Deferred compensation	(2,262)	(2,410)
Retained earnings	544,991	513,438
Accumulated other comprehensive losses	(1,339)	(138)

	5,160,448	5,125,170
Less common stock held in treasury (1,017,180 shares at March 31, 2004 and December 31, 2003, respectively)	(22,193)	(22,193)

Total stockholders' equity	5,138,255	5,102,977

Total liabilities and stockholders' equity	$8,036,260	$7,642,917

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31,

(Dollars in thousands, except share and per-share data)

(Unaudited)

	2004	2003
Net revenues:
Television, radio and Internet services	$326,486	$234,172
Music products and publishing	26,398	27,483

Total net revenues	352,884	261,655

Direct operating expenses of television, radio and Internet services	132,080	102,636
Direct operating expenses of music products and publishing	15,436	15,425

Total direct operating expenses (excluding depreciation expense)	147,516	118,061

Selling, general and administrative expenses (excluding depreciation expense)	115,231	76,387
Depreciation and amortization	24,686	19,792

Operating income	65,451	47,415
Other expense / (income):
Interest expense, net	15,683	18,592
Amortization of deferred financing costs	879	951
Stock dividend	(5,094)	—
Equity loss in unconsolidated subsidiaries and other	1,103	6,496
Loss on change in Entravision ownership interest	—	296

Income before taxes	52,880	21,080
Provision for income taxes	21,327	8,321

Net income	31,553	12,759

Other comprehensive income (loss):
Currency translation adjustment	(1,201)	139

Comprehensive income	$30,352	$12,898

Basic Earnings Per Share
Net income per share	$0.10	$0.06

Weighted average common shares outstanding	322,316,219	228,139,567

Diluted Earnings Per Share
Net income per share	$0.09	$0.05

Weighted average common shares outstanding	353,120,883	257,434,556

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Dollars in thousands)

(Unaudited)

	2004	2003
Net income	$31,553	$12,759
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	20,227	16,591
Loss on sale of fixed assets	202	6
Equity loss in unconsolidated subsidiaries	1,112	6,855
Amortization of intangible assets and deferred financing costs	5,338	4,152
Deferred income taxes	7,887	3,274
Stock dividend	(5,094)	—
Non-cash items	(725)	(977)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	35,508	27,523
Program rights	8,564	1,178
Prepaid expenses and other assets	7,922	(10,829)
Accounts payable and accrued liabilities	(31,422)	(6,309)
Income taxes	12,400	12,482
Income tax benefit from options exercised	861	283
Accrued interest	(3,727)	(8,178)
Accrued license fees	156	1,280
Program rights obligations	(3,396)	(4,863)
Other, net	(1,959)	(2,416)

Net cash provided by operating activities	85,407	52,811

Cash flow from investing activities:
Acquisitions, net of acquired cash	(135,014)	(53,010)
Purchase of Los Angeles building	(52,530)	—
Investment in unconsolidated subsidiaries	1,748	2,203
Cash of variable interest entity	12,196	—
Capital expenditures	(14,837)	(11,320)
Other, net	85	2

Net cash used in investing activities	(188,352)	(62,125)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	170,000	106,000
Repayment of long-term debt	(76,405)	(88,786)
Proceeds from issuance of common stock	599,426	—
Repurchase of common stock	(599,426)	—
Exercise of stock options	3,976	796
Payment of offering costs	(57)	—
Deferred financing costs	(265)	(2)

Net cash provided by financing activities	97,249	18,008

Net (decrease) increase in cash	(5,696)	8,694
Cash beginning of year	76,677	35,651

Cash end of period	$70,981	$44,345

Supplemental disclosure of cash flow information:
Interest paid	$22,291	$25,658

Income taxes paid (refunds)	$1,786	$(6,893)

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(Unaudited)

1.    Organization of the Company

        Univision Communications Inc. and its wholly-owned subsidiaries (the "Company," "we," "us" and "our"), the leading Spanish-language media company in the United States, operates in four business segments: television, radio, music and Internet. The Company's television operations include the Univision and TeleFutura networks, the Company's owned and operated television stations and Galavisión, our cable network. Univision Radio, Inc. ("Univision Radio") operates the Company's radio business, which includes its radio network and owned and operated radio stations. See Note 3 to the Condensed Consolidated Financial Statements. The Company's music operations include the Univision Records label, Fonovisa Records label and a 50% interest in Disa Records, S.A. de C.V. ("Disa"), which is consolidated in accordance with the guidelines of Financial Accounting Standards Board ("FASB") Interpretation No.46 ("FIN 46"), which was adopted by the Company on March 31, 2004. See Note 8 to the Condensed Consolidated Financial Statements. Univision Online, Inc. ("Univision Online") operates the Company's Internet portal, Univision.com.

2.    Recent Developments

        In 2004, the Company acquired the assets of a full-power television station in Sacramento, California and two radio stations in Long Island, New York and Fresno, California for approximately $65,000,000 and $68,000,000, respectively. The funds for these purchases came primarily from the Company's cash on hand and revolving credit facility.

        In January 2004, the Company offered 15,815,999 shares of Class A common stock to the public and used the net proceeds to repurchase an equal amount of shares held by Clear Channel Communications Inc. The shares repurchased by the Company were cancelled immediately and there was no dilution to earnings per share.

        In January 2004, the Company, Equity Broadcasting Corporation ("EBC") and others agreed in writing to amend EBC's Articles of Incorporation to allow shares of Series A convertible preferred stock of EBC to receive a stock dividend of 7% of the original issue price commencing on the date of the initial issuance, which was June 8, 2001. The stock dividend would be paid in preference to all other junior stock as and when declared or on liquidation, would be added to amounts received on redemption and would be converted on conversion into common stock. The Company recorded a stock dividend of $5,094,000 in the first quarter of 2004 based on the Company's initial investment of approximately $26,000,000 made in June 2001. The Company anticipates receiving a $453,000 ($399,000 net of tax) stock dividend each quarter this year. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. The EBC stockholders will be asked to vote in favor of the Articles amendment at a meeting scheduled in June 2004, but stockholders holding a sufficient number of shares have agreed to vote for the amendment.

        In March 2004, the Company purchased a building used primarily by its Los Angeles television stations for approximately $52,500,000, which had been accounted for by the Company as a capital lease. The lease had been capitalized as a fixed asset for approximately $42,000,000. The funds for the purchase came from the Company's operations and its revolving credit facility.

3.    Acquisition of Hispanic Broadcasting Corporation

        On September 22, 2003, in an effort to expand its media business, the Company completed its acquisition of Hispanic Broadcasting Corporation ("HBC") in which each share of HBC common stock was exchanged for 0.85 of a share of the Company's Class A common stock. As a result of the acquisition, we issued approximately 92.7 million Class A common shares and we reserved approximately 5 million shares for issuance pursuant to HBC stock options that we assumed in the acquisition. The Company has made a preliminary allocation of the purchase price. The 92.7 million shares were valued at $35.312, determined by taking the average market price per share of Univision common stock for the two days prior, the day of and two days subsequent to the announcement date (June 12, 2002) of the acquisition. The HBC options were valued at approximately $80,000,000 using the Black-Scholes option pricing model and the acquisition costs are approximately $31,600,000.

(Dollars in thousands)
Purchase price	$3,353,286
Estimated net liabilities assumed	91,241
Acquisition costs	31,563
Deferred tax liability on identified intangibles	476,634

Intangible assets and goodwill	3,952,724
FCC licenses	(2,316,455)
Favorable leases	(7,814)
Advertiser related intangibles, primarily advertiser contracts	(5,765)
Other intangible assets	(2,739)

Goodwill	$1,619,951

        The Company has made a preliminary allocation of the purchase price to FCC licenses, goodwill, advertising-related intangibles and favorable leases based upon a preliminary appraisal of the assets acquired and liabilities assumed of Univision Radio. The Company expects the final appraisal to be completed by mid-2004. The Company may have a material reclassification on a future balance sheet between goodwill and FCC licenses, both of which are expected to have an indefinite life. In addition, there may be additional identified intangibles that could have an impact on future expense. These reclassifications could also have a material impact on the deferred tax liability. In the first quarter of 2004, the Company incurred amortization expense of $2,137,000 related to Univision Radio's amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts are being amortized over a nine-month period that expires June 2004. The favorable leases are being amortized over various periods through the year 2042.

        The following unaudited pro forma information gives effect to the merger between the Company and HBC and assumes that the transaction had occurred as of January 1, 2003. The pro forma information is presented for informational purposes only. You should not rely on the pro forma information as an indication of the results of operations of future periods or the results that actually would have been realized had the companies been a single company during the periods presented. The pro forma information is based upon available information and upon certain assumptions that management of the Company believes are reasonable. The pro forma information includes adjustments that give effect to the merger under the purchase method of accounting. The pro forma information does not reflect any pro forma adjustments for other business acquisitions in 2003 by the Company or HBC, since they do not individually or in the aggregate exceed the threshold for reporting of a significant subsidiary. The pro forma information does not reflect any adjustments for synergies that the Company has realized or expects to realize from the acquisition.

	Three Months Ended March 31,
	2004 Actual	2003 Pro forma
	(Dollars in thousands except per share data)
Net revenues	$352,884	$316,461
Net income	$31,553	$17,065
Basic Earnings Per Share	$0.10	$0.05
Diluted Earnings Per Share	$0.09	$0.05

        Pro forma net income includes merger costs incurred by HBC and charged to operating expenses of $798,000, net of tax, for the three months ended March 31, 2003.

4.    Changes in Common Stock and Paid-in-Capital

        During the three months ended March 31, 2004, options were exercised for 171,526 shares of Class A Common Stock resulting in an increase to Common Stock of $2,000, and an increase to paid-in-capital of $4,833,000, which included a tax benefit associated with the transactions of $861,000. Additionally, paid-in- capital decreased by $57,000 related to issuance costs for the Clear Channel Communications Inc. stock transaction (See Note 2 to the Condensed Consolidated Financial Statements). In January 2004, the Company offered 15,815,999 shares of Class A common stock to the public for $599,426,000 and used the net proceeds to repurchase an equal amount of shares held by Clear Channel Communications Inc.

5.    Earnings Per Share

        The following is the reconciliation of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards ("SFAS") No. 128 ("Earnings Per Share"):

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except for share and per-share data):
Basic Earnings Per Share:
Net income	$31,553	322,316,219	$0.10	$12,759	228,139,567	$0.06

Effect of Dilutive Securities
Warrants	—	27,414,978		—	27,404,638
Options	—	3,389,686		—	1,890,351

Diluted Earnings Per Share:
Net income	$31,553	353,120,883	$0.09	$12,759	257,434,556	$0.05

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

        Had compensation cost for the Company's 1996 Performance Award Plan been determined based on the fair value at the grant date for awards in the three months ended March 31, 2004 and 2003 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2004	2003	2004	2003
	(In thousands, except per-share data)
Net income—as reported	$31,553	$12,759	$31,553	$12,759
Stock-based compensation expense, net of tax—actual	502	—	502	—

Net income—adjusted	32,055	12,759	32,055	12,759
Stock-based employee compensation, net of tax-pro forma	9,647	7,495	9,647	7,495

Net income—pro forma	$22,408	$5,264	$22,408	$5,264

Earnings per share—as reported	$0.10	$0.06	$0.09	$0.05

Earnings per share—pro forma	$0.07	$0.02	$0.06	$0.02

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants for the three months ended March 31, 2004 and 2003, respectively: dividend yield of 0%, expected volatility of 47.850% and 49.497%, risk-free interest rate of 2.92% and 3.27% and expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy for stock-based compensation that does not get charged to the Company's statement of operations and is included in the pro forma disclosure above. This results in higher compensation expense in the early years of the vesting period.

6.    Business Segments

        The Company's principal business segment is television, which includes the operations of the Company's Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations. In September 2003, the Company completed its acquisition of HBC, now called Univision Radio. The

Company manages its television, radio, music and Internet businesses separately. Presented below is segment information pertaining to the Company's television, radio, music and Internet businesses.

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
	(Dollars in thousands)
Net revenue:
Television	$259,306	$231,439
Radio	63,265	—
Music	26,398	27,483
Internet	3,915	2,733

Consolidated	352,884	261,655

Direct expenses (excluding depreciation expense):
Television	113,853	98,910
Radio	14,931	—
Music	15,436	15,425
Internet	3,296	3,726

Consolidated	147,516	118,061

Selling, general and administrative expenses (excluding depreciation expense):
Television	70,398	65,294
Radio	32,521	—
Music	9,203	8,491
Internet	3,109	2,602

Consolidated	115,231	76,387

Operating income (loss) before depreciation and amortization:
Television	75,055	67,235
Radio	15,813	—
Music	1,759	3,567
Internet	(2,490)	(3,595)

Consolidated	90,137	67,207

Depreciation and amortization:
Television	16,249	15,449
Radio	5,135	—
Music	2,274	3,016
Internet	1,028	1,327

Consolidated	24,686	19,792

Operating income (loss):
Television	58,806	51,786
Radio	10,678	—
Music	(515)	551
Internet	(3,518)	(4,922)

Consolidated	$65,451	$47,415

Capital expenditures:
Television	$64,523 (a)	$9,951
Radio	2,713	—
Music	40	692
Internet	91	677

Consolidated	$67,367	$11,320

(a)
includes approximately $52,500 for the Los Angeles building

	As of March 31,
	2004	2003
Total assets:
Television	$3,402,569	$3,039,242
Radio	4,204,356	—
Music	419,269	371,061
Internet	10,066	14,555

Consolidated	$8,036,260	$3,424,858

        The Company uses the key indicator of "operating income before depreciation and amortization" primarily to evaluate the Company's operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company's ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company's performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Operating income before depreciation and amortization	$90,137	$67,207
Depreciation and amortization	24,686	19,792

Operating income	65,451	47,415
Other expense / (income) :
Interest expense, net	15,683	18,592
Amortization of deferred financing costs	879	951
Stock dividend	(5,094)	—
Equity loss in unconsolidated subsidiaries and other	1,103	6,496
Loss on change in Entravision ownership interest	—	296
Provision for income taxes	21,327	8,321

Net income	$31,553	$12,759

7.    Goodwill and Other Intangible Assets Amortization

        Since the adoption of SFAS No. 142 in 2001, goodwill and other intangibles with an indefinite life, such as broadcast licenses, ceased being amortized after December 31, 2001. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission ("FCC"). Over the last five years, all the television and radio licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until its useful life is no longer deemed to be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested annually for impairment, or more frequently if circumstances indicate a possible impairment exists, in accordance with paragraph 17 of SFAS No.142 and the Emerging Issues Task Force published Issue 02-07, "Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets" ("EITF 02-07"). The Company has evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2003, in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it did not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

        Below is an analysis of the Company's intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and estimated aggregate amortization expense for the years 2004 through 2009:

	As of March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$10,405	$1,267	$9,138
Nielsen contracts	20,700	11,687	9,013
Fonovisa contracts, primarily artist contracts	44,580	27,858	16,722
Disa contracts, primarily artist contracts	66,328	44,759	21,569
Advertiser related intangible, primarily advertiser contracts	5,765	3,478	2,287
Other amortizable intangibles	6,226	712	5,514

Total	$154,004	$89,761	64,243

Intangible Assets Not Being Amortized
Broadcast licenses			4,046,153
Goodwill			2,309,756
Music trademarks			15,800
Other intangible assets			1,783

TOTAL			6,373,492

TOTAL NET INTANGIBLE ASSETS			$6,437,735

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$10,405	$1,055	$9,350
Nielsen contracts	20,700	11,428	9,272
Fonovisa contracts, primarily artist contracts	44,580	25,864	18,716
Advertiser related intangible, primarily advertiser contracts	5,765	1,817	3,948
Other amortizable intangibles	3,381	380	3,001

TOTAL	$84,831	$40,544	44,287

Intangible Assets Not Being Amortized
Broadcast licenses			3,711,268
Goodwill			2,192,840
Music trademarks			15,800
Other intangible assets			1,744

TOTAL			5,921,652

TOTAL NET INTANGIBLE ASSETS			$5,965,939

	SEGMENTS
					TOTAL GOODWILL
	TELEVISION	RADIO	MUSIC	INTERNET
	(Dollars in thousands)
Balance as of December 31, 2002	$320,260	$—	$186,151	$—	$506,411
Station acquisition-deferred tax liability	7,900				7,900
Fonovisa goodwill adjustment	—	—	4,673		4,673
Reclassification to program rights	(4,879)	—	—	—	(4,879)
Deferred tax asset	(1,869)	—	—	—	(1,869)
Radio goodwill acquired during the year	—	1,680,604	—	—	1,680,604

Balance as of December 31, 2003	321,412	1,680,604	190,824	—	2,192,840
Preliminary Radio appraisal adjustment	—	(60,653)	—	—	(60,653)
Consolidation of variable interest entity	88,434	—	89,135	—	177,569

Balance as of March 31, 2004	$409,846	$1,619,951	$279,959	$—	$2,309,756

(Dollars in thousands)
Estimated Current Year Amortization Expense
For the year ended 12/31/04	$24,084
Estimated Amortization Expenses
For the year ended 12/31/05	$14,100
For the year ended 12/31/06	$8,500
For the year ended 12/31/07	$6,300
For the year ended 12/31/08	$4,800
For the year ended 12/31/09	$3,300

        The Company has made a preliminary allocation of the purchase price to FCC licenses, goodwill, advertising-related intangibles and favorable leases based upon a preliminary appraisal of the assets acquired and liabilities assumed of Univision Radio. The Company expects the final appraisal to be completed by mid-2004. The Company may have a material reclassification on a future balance sheet between goodwill and FCC licenses, both of which are expected to have an indefinite life. In addition, there may be additional identified intangibles that could have an impact on future expense. These reclassifications could also have a material impact on the deferred tax liability calculation. The results of operations of Univision Radio have been included in the accompanying condensed consolidated statement of income since September 22, 2003. In the first quarter of 2004, the Company incurred amortization expense of $2,137,000 related to Univision Radio's amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts are being amortized over a nine-month period that expires June 2004. The favorable leases are being amortized over various periods through the year 2042.

8.    New Accounting Pronouncements

        As of March 31, 2004, the Company was required to adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is the "primary beneficiary" of that entity. An entity is a VIE if, among other things, it has equity investors that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns, or both.

        Under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of Disa Records, which is a Mexico-based music recording and publishing company, owned 50% by the Company and 50% by the Chavez family, who manages the business. The Company has a call right and the Chavez family has a put right, beginning in June 2006, which requires the Company to purchase the remaining 50% of Disa Records for $75,000,000, subject to certain upward adjustments. As a result of Disa's put right, the Company has the majority of expected losses that could arise from the variability of the fair value of Disa Records. Under the rules governing FIN 46, the Company is considered the primary beneficiary of Disa Records and consequently is required to consolidate Disa Records.

        In addition, under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of WLII/WSUR, Inc., a Delaware corporation ("WLII") owned 100% by Raycom Media, Inc ("Raycom"). WLII owns two television stations in Puerto Rico. The Company has a time brokerage and an option agreement with Raycom that expires on December 31, 2004 to acquire the stations for $190,000,000. In connection with these agreements, since the Company issued a non-refundable deposit of $20,000,000 in the form of a standby letter of credit in favor of Raycom that Raycom can draw on if the Company does not exercise the option to purchase the station under certain circumstances, the Company has the majority of expected losses that could arise from the variability of the fair value of WLII. Therefore, the Company is considered the primary beneficiary of WLII and is required to consolidate its financial results.

        The impact of consolidating the assets and liabilities of Disa Records and WLII was not material to the Company's financial position. The Company added approximately $69,000,000, which excludes the Company's equity investment that it had in Disa of $73,000,000, and $205,000,000 of total assets to its consolidated balance sheet at March 31, 2004 related to Disa Records and WLII, respectively. Disa Records and WLII accounted for less than 5% of the consolidated assets of the Company at March 31, 2004. The operating results of Disa Records and WLII did not impact the operating results of the Company in the first quarter of 2004 since FIN 46 was adopted at March 31, 2004. Based on the adoption of FIN 46, Disa Records' net revenues and operating income, which are expected to be favorable in the future, will be added to the Company's operating results but net income will remain the same as it would have been under the equity method of accounting prior to the adoption of FIN 46. Based on the adoption of FIN 46, WLII's net revenues and operating income, which are expected to be favorable in the future, will be added to the Company's operating results but there will be no impact on the Company's net income since Raycom owns 100% of WLII. The Company will continue to consolidate Disa Records under the guidelines of FIN 46 until the Company exercises its call right or the Chavez family exercises their put right and the Company purchases Disa Records. The Company will continue to consolidate WLII under the guidelines of FIN 46 until the Company exercises its option to purchase the stations.

        The following represents the balance sheet information consolidated by the Company for Disa Records and the Puerto Rico stations:

	At March 31, 2004
	Combined VIEs	Disa Records	Puerto Rico stations
	Unaudited
	(Dollars in thousands)
Cash	$12,196	$12,080	$116
Trade receivables, net	7,029	7,029	—
Prepaid and other current assets	11,542	10,748	794
Property and equipment, net	11,582	1,287	10,295
Intangibles, net	121,569	21,569	100,000
Goodwill, net	177,569	89,135	88,434
Other noncurrent assets	6,248	1	6,247

Total Assets	$347,735	$141,849	$205,886

Accrued liabilities	$18,216	$17,690	$526
Noncontrolling interest	254,179	61,046	193,133
Other noncurrent liabilities	12,227	—	12,227
Total stockholders' equity	63,113	63,113	—

Total liabilities and stockholders' equity	$347,735	$141,849	$205,886

% of Consolidated Assets	4.4%	1.8%	2.6%

        The Company's Condensed Consolidated Statement of Cash Flows includes the cash from the variable interest entities in its investing activities

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Form 10-Q
Management's Discussion and Analysis of Financial Condition and Results of Operations

        Univision Communications Inc., together with its wholly owned subsidiaries (the "Company," "we," "us" and "our"), operates in four business segments:

  •
  Television:  The Company's principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company's owned and/or operated television stations, and the Galavisión cable television network. For the three months ended March 31, 2004, the television segment accounted for approximately 74% of the Company's net revenues.

  •
  Radio:  On September 22, 2003, the Company completed its acquisition of Hispanic Broadcasting Corporation ("HBC"), now called Univision Radio. Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the three months ended March 31, 2004, the radio segment accounted for approximately 18% of the Company's net revenues.

  •
  Music:  The Company's music recording and music publishing business, launched in April 2001, includes the Univision Records label, the Fonovisa Records label and Disa Records, which the Company began to consolidate on March 31, 2004 (See Note 8 to the Condensed Consolidated Financial Statements). For the three months ended March 31, 2004, the music segment accounted for approximately 7% of the Company's net revenues.

  •
  Internet:  Univision Online, Inc. operates the Company's Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the three months ended March 31, 2004, the Internet segment accounted for approximately 1% of the Company's net revenues.

        The majority of the Company's net revenues have been primarily derived from its television segment. Television net revenues are generated from the sale of network, national and local spot advertising time, net of agency commissions, and station compensation paid to certain affiliates, as well as subscriber fees.

        Also included in the Company's total net revenues are the net revenues of Univision Radio, Univision Music Group, Univision Online and other revenues. Univision Radio's primary source of revenues is the sale of broadcasting time for advertising, with a majority of revenues coming from local advertising and the remainder primarily from national spot advertising.

        Direct operating expenses consist primarily of programming, news and general operating costs. Our program license agreements (the "Program License Agreements") with Grupo Televisa S.A. and its affiliates ("Televisa") and Corporacion Venezolana del Television, C.A. (VENEVISION) and its affiliates ("Venevision") accounted for approximately 14% in the first three months of 2004 and 17% in the first three months of 2003 of our operating expenses.

Executive Summary for the Three Months Ended 2004

        In addition to ongoing operations, management spent a significant amount of time focusing on several areas of expansion for the Company. We acquired the assets of two radio stations and one television station for purchase price totaling approximately $133,000,000 in the first three months of 2004. Management spent a considerable amount of time on the integration of Univision Radio, which was acquired September 22, 2003. In March 2004, the Company purchased a building used primarily by its Los Angeles television stations for $52,500,000. The Company had previously capitalized the lease as a fixed asset for $42,000,000.

        In the first quarter of 2004, the Company recorded stock dividend income of $5,094,000 ($4,400,000 net of tax) in connection with its investment in Equity Broadcasting Corporation (See Note 2 to the Condensed Consolidated Financial Statements). Since the Company converted the accounting for its investment in Entravision Communications Corporations ("Entravision") from the equity method to the cost method effective September 2003 (See Critical Accounting Policies, "Equity and Cost Method Valuation and Impairment"), the Company did not record an Entravision equity income or loss in its results of operations for the quarter ended March 31, 2004. In the first quarter of 2003, the Company recorded an equity loss in unconsolidated subsidiary related to Entravision of approximately $4,600,000 ($2,800,000 net of tax).

        Under the guidelines of FIN 46, we began consolidating our investment in Disa Records, S.A. de C.V. ("Disa") and two stations in Puerto Rico as variable interest entities as of March 31, 2004 (See Note 8 to the Condensed Consolidated Financial Statements). As a result, the Company added approximately $274,000,000 of total assets to its consolidated balance sheet at March 31, 2004. The operating results of Disa Records and the two Puerto Rico stations did not impact the operating results of the Company in the first quarter of 2004 since they were consolidated at March 31, 2004.

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

Accounting for Intangibles and Impairment

        Since the adoption of SFAS No. 142 in 2001, goodwill and other intangibles with an indefinite life, such as broadcast licenses, ceased being amortized after December 31, 2001. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission ("FCC"). Over the last five years, all television and radio licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, a license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested at least annually for impairment, or more frequently if circumstances indicate a possible impairment exists, in accordance with paragraph 17 of SFAS No. 142 and the Emerging Issues Task Force published Issue 02-07, "Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets" ("EITF 02-07"). The Company evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2003, in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and concluded that it did not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives. The use of the purchase method of accounting requires management to make certain judgments in estimates related to the fair value of assets acquired.

Equity and Cost Method Valuation and Impairment

        The Company's most significant cost method investment is its investment in Entravision Communications Corporation ("Entravision"). In connection with the completion of the HBC acquisition, the Company restructured its ownership interest in Entravision by exchanging its common stock for non-voting preferred stock. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting. As a result, the Company has ceased recording an equity interest in the earnings or losses of Entravision. The Company's significant investment in St. Louis/Denver LLC is accounted for under the equity method of accounting, and its significant investment in Equity Broadcasting Corporation is accounted for under the cost method of accounting. The Company will record an impairment charge if and when it believes any investment has experienced a decline in value that is other than temporary. The Company evaluates changes in market conditions and/or operating results of its underlying investments that may result in the inability to recover the carrying value of the investments. Until March 31, 2004, the Company accounted for Disa Records, S.A. de C.V. ("Disa") under the equity method of accounting as well. Under the guidelines of FIN 46, the Company's investment in Disa began being consolidated as a variable interest entity as of March 31, 2004 (See Note 8 to the Condensed Consolidated Financial Statements).

Related Party Transaction

        Televisa and Venevision, which are principal stockholders of the Company, have program license agreements with us that provide our three networks with a substantial amount of programming. The Company currently pays a license fee of approximately 15% of television net revenues to Televisa and Venevision for their programming, subject to certain upward adjustments. The Company believes that the program license agreements and all other agreements with Televisa and Venevision have been negotiated as arms-length transactions.

        In comparing our results of operations for the first quarter ended 2004 with those of the comparable period in 2003 the following, which is explained above in detail, should be noted:

  •
  the results of operations of Univision Radio (acquired September 22, 2003) are in the first three months of 2004 and not in the first three months of 2003;

  •
  the Company recorded stock dividend income of approximately $5,094,000 ($4,400,000 net of tax) in connection with its investment in Equity Broadcasting Corporation in the first three months of 2004, which is not in the first three months 2003; and

  •
  the Company did not record an Entravision equity income or loss in its results of operating in the first three months of 2004, but did recorded an equity loss in unconsolidated subsidiary related to Entravision of approximately $4,600,000 ($2,800,000 net of tax) in the first three months 2003.

Three Months Ended March 31, 2004 ("2004"), Compared to Three Months Ended March 31, 2003 ("2003")

        Revenues.    Net revenues were $352,884,000 in 2004 compared to $261,655,000 in 2003, an increase of $91,229,000 or 34.9%. Existing operations accounted for 10.7% of this growth while 24.2% of the growth was attributable to radio business revenues resulting from our acquisition of HBC on September 22, 2003. The Company's television segment revenues were $259,306,000 in 2004 compared to $231,439,000 in 2003, an increase of $27,867,000 or 12.0%. The growth was primarily attributable to the Company's three television networks, resulting primarily from higher prices for advertising spots. The owned-and-operated stations also had increased revenues, attributable primarily to the New York, Phoenix, Chicago, Sacramento and Austin markets, as well as to our new station in Raleigh, offset in part by decreases in the Houston and Miami markets. The Company's radio segment, which began operating for the Company following the acquisition of HBC on September 22, 2003, generated revenues of $63,265,000 in 2004. The Company's music segment generated revenues of $26,398,000 in 2004 compared to $27,483,000 in 2003, a decrease of $1,085,000 or 3.9%, primarily due to the success of certain album releases in 2003 and lower 2004 revenues related to license agreements. The Company's Internet segment had revenues of $3,915,000 in 2004 compared to $2,733,000 in 2003, an increase of $1,182,000 or 43.2%, primarily related to an increase in advertisers.

        Expenses.    Direct operating expenses increased to $147,516,000 in 2004 from $118,061,000 in 2003, an increase of $29,455,000 or 24.9%. The Company's television segment direct operating expenses were $113,853,000 in 2004 compared to $98,910,000 in 2003, an increase of $14,943,000 or 15.1%. The increase is due primarily to increased programming costs of $8,185,000, increased license fees paid of $3,966,000 under our Program License Agreements, increased news and technical costs of $1,982,000 and sports-related programming costs of $810,000. The Company's radio segment had direct operating expenses of $14,931,000 in 2004. The Company's music segment's direct operating expenses were $15,436,000 in 2004 compared to $15,425,000 in 2003, an increase of $11,000. The Company's Internet segment had direct operating expenses of $3,296,000 in 2004 compared to $3,726,000 in 2003, an improvement of $430,000 or 11.5%, primarily related to decreased hosting costs. As a percentage of net revenues, the Company's direct operating expenses decreased from 45.1% in 2003 to 41.8% in 2004.

        Selling, general and administrative expenses increased to $115,231,000 in 2004 from $76,387,000 in 2003, an increase of $38,844,000 or 50.9%. The Company's television segment selling, general and administrative expenses were $70,398,000 in 2004 compared to $65,294,000 in 2003, an increase of $5,104,000 or 7.8%. The increase is due in part to increased selling costs of $1,366,000, reflecting higher sales in 2004, increased employee benefits of $1,580,000 and increased research costs of $934,000. The Company's radio segment had selling, general and administrative expenses of $32,521,000 in 2004. The Company's music segment had selling, general and administrative expenses of $9,203,000 in 2004 compared to $8,491,000 in 2003, an increase of $712,000, primarily related to increased compensation costs. The Company's Internet segment had selling, general and administrative expenses of $3,109,000 in 2004 compared to $2,602,000 in 2003, an increase of $507,000, primarily related to increased selling costs. As a percentage of net revenues, the Company's selling, general and administrative expenses increased from 29.2% in 2003 to 32.7% in 2004.

        Depreciation and Amortization.    Depreciation and amortization increased to $24,686,000 in 2004 from $19,792,000 in 2003, an increase of $4,894,000 or 24.7%. The Company's depreciation expense increased to $20,227,000 in 2004 from $16,591,000 in 2003, an increase of $3,636,000 primarily due to increased capital expenditures and acquisitions. The Company had amortization of intangible assets of $4,459,000 and $3,201,000 in 2004 and 2003, respectively, an increase of $1,258,000, which is due primarily to a reduction of intangible assets being amortized, primarily artist contracts, acquired as a result of our acquisition of Fonovisa in April 2002 of $875,000 and an increase of $2,137,000 related to the acquisition of HBC on September 22, 2003. Depreciation and amortization expense for the television segment increased by $800,000 to $16,249,000 in 2004 from $15,449,000 in 2003 due to increased depreciation primarily related to higher capital expenditures and station assets acquired. Depreciation and amortization expense for the radio segment was $5,135,000 in 2004, $2,998,000 related to depreciation expense and $2,137,000 to intangible amortization related to the preliminary valuation of amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. These contracts are being amortized over a nine-month period that will expire in June 2004. Depreciation and amortization expense for the music segment decreased by $742,000 to $2,274,000 in 2004 from $3,016,000 in 2003 for the reasons described above. These contracts acquired from Fonovisa are being amortized over 10 years, but most will be amortized in the first three years. Depreciation and amortization expense for the Internet segment decreased by $299,000 to $1,028,000 in 2004 from $1,327,000 in 2003.

        Operating Income.    As a result of the above factors, operating income increased to $65,451,000 in 2004 from $47,415,000 in 2003, an increase of $18,036,000 or 38%. The Company's television segment had operating income of $58,806,000 in 2004 and $51,786,000 in 2003, an increase of $7,020,000. The Company's radio segment had operating income of $10,678,000 in 2004. The Company's music segment had an operating loss of $515,000 in 2004 and operating income of $551,000 in 2003, a decrease of $1,066,000. The Company's Internet segment had an operating loss of $3,518,000 in 2004 and $4,922,000 in 2003, an improvement of $1,404,000. The Company's Internet segment is expected to generate an operating loss in 2004. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, the Company's operating income increased from 18.1% in 2003 to 18.5% in 2004.

        Interest Expense, Net.    Interest expense decreased to $15,683,000 in 2004 from $18,592,000 in 2003, a decrease of $2,909,000 or 15.6%. The decrease is due primarily to lower interest rates on borrowings.

        Stock dividend.    In January 2004, the Company, Equity Broadcasting Corporation ("EBC") and others agreed in writing to amend EBC's Articles of Incorporation to allow shares of Series A convertible preferred stock of EBC to receive a stock dividend of 7% of the original issue price commencing on the date of the initial issuance, which was June 8, 2001. The stock dividend would be paid in preference to all other junior stock as and when declared or on liquidation, would be added to amounts received on redemption and would be converted on conversion into common stock. Since the Company was not entitled to the dividend prior to January 2004, the Company recorded a stock dividend of $5,094,000 in the first quarter of 2004 based on the Company's initial investment of approximately $26,000,000 made in June 2001. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. The Company's quarterly stock dividend is approximately $453,000 ($399,000 net of tax). The EBC stockholders will be asked to vote in favor of the Articles amendment at a meeting scheduled in June 2004, but stockholders holding a sufficient number of shares have agreed to vote for the amendment.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $1,103,000 in 2004 from $6,496,000 in 2003, an improvement of $5,393,000 due to lower equity losses of $5,448,000 and net gains of $55,000 related to other various items. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition. Therefore, the Company did not record an Entravision equity income or loss in its results of operating in 2004, but did record an equity loss in unconsolidated subsidiary related to its Entravision investment of approximately $4,600,000 in 2003.

        Loss on Change in Entravision Ownership Interest.    The loss on change in Entravision ownership interest was $296,000 in 2003. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allowed the Company to recognize gains and losses from its unconsolidated subsidiaries' stock issuances. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition, and stopped recognizing these gains and losses.

        Provision for Income Taxes.    In 2004, the Company reported an income tax provision of $21,327,000, representing $13,437,000 of current tax expense and $7,890,000 of deferred tax expense. In 2003, the Company reported an income tax provision of $8,321,000, representing $5,142,000 of current tax expense and $3,179,000 of deferred tax expense. The total effective tax rate was 40.3% in 2004 and 39.5% in 2003. The Company's effective tax rate of 40.3% for 2004 is higher than the 39.5% for 2003 due primarily to the favorable settlement of various state tax audits in the first quarter of 2003.

        Net Income.    As a result of the above factors, the Company reported net income in 2004 of $31,553,000 compared to net income of $12,759,000 in 2003, an increase of $18,794,000 or 147.3%. As a percentage of net revenues, the Company's net income increased from 4.9% in 2003 to 8.9% in 2004.

        Operating Income before Depreciation and Amortization.    Operating income before depreciation and amortization increased to $90,137,000 in 2004 from $67,207,000 in 2003, an increase of $22,930,000 or 34.1%. As a percentage of net revenues, the Company's operating income before depreciation and amortization decreased from 25.7% in 2003 to 25.5% in 2004.

        The Company uses the key indicator of "operating income before depreciation and amortization" primarily to evaluate the Company's operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company's ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company's performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
	(Dollars in thousands)
Operating income before depreciation and amortization	$90,137	$67,207
Depreciation and amortization	24,686	19,792

Operating income	65,451	47,415
Other expense / (income):
Interest expense, net	15,683	18,592
Amortization of deferred financing costs	879	951
Stock dividend	(5,094)	—
Equity loss in unconsolidated subsidiaries and other	1,103	6,496
Loss on change in Entravision ownership interest	—	296
Provision for income taxes	21,327	8,321

Net income	$31,553	$12,759

	Three Months Ended March 31, 2004
	Consolidated	Television	Radio	Music	Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$90,137	$75,055	$15,813	$1,759	$(2,490)
Depreciation and amortization	24,686	16,249	5,135	2,274	1,028

Operating income (loss)	$65,451	$58,806	$10,678	$(515)	$(3,518)

	Three Months Ended March 31, 2003
	Consolidated	Television	Radio(a)	Music	Internet
Operating income (loss) before depreciation and amortization	$67,207	$67,235	$—	$3,567	$(3,595)
Depreciation and amortization	19,792	15,449	—	3,016	1,327

Operating income (loss)	$47,415	$51,786	$—	$551	$(4,922)

(a)
Univision Radio acquired 9/22/03

Liquidity and Capital Resources

        The Company's primary source of cash flow is its television and radio operations. Funds for debt service, capital expenditures and operations historically have been, and we expect will continue to be provided by, funds from operations and by borrowings. Cash flow from operations was $85,407,000 for the three months ended March 31, 2004 and March 31, 2004 cash on hand was $70,981,000, including $12,196,000 from the variable interest entities.

Capital Expenditures

        Capital expenditures totaled $67,367,000 for the three months ended March 31, 2004. This amount excludes the capitalized lease obligations of the Company. In addition to performing normal capital improvements, the Company is still in the process of replacing and upgrading several towers, transmitters and antennas. In March 2004, the Company purchased a building used primarily by its Los Angeles television stations for $52,500,000. The Company had previously capitalized the lease as a fixed asset for approximately $42,000,000. In 2004, the Company also plans on spending approximately $122,500,000, which consists of $21,000,000 for the build-out of the Houston, Puerto Rico, Austin and Fresno stations, $26,000,000 for Univision Network upgrades and facilities expansion, $17,500,000 for radio station facility upgrades, $15,000,000 for towers, transmitters, antennas and digital technology, $10,000,000 for TeleFutura Network upgrades and facilities expansion and approximately $33,000,000 for normal capital improvements and management information systems.

Debt Instruments

        The Company's 7.85% senior notes due 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year. On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company's new 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. As part of this transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective and the accounting is not expected to have a material impact on future earnings.

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

        As of March 31, 2004, the Company had a $600,000,000 credit facility with a syndicate of commercial lenders. The credit facility consists of a $100,000,000 term loan and a $500,000,000 revolving credit facility. Both the term loan and the credit facility will mature on July 18, 2006. At March 31, 2004, the Company had borrowings of $100,000,000 outstanding under its term loan and $95,000,000 outstanding under its revolving credit facility. In addition, the Company has approximately $30,000,000 of letters of credit outstanding, which primarily includes $20,000,000 that can be drawn upon under certain circumstances if the Company does not exercise its option to acquire the two Puerto Rico stations described below and $8,000,000 related to the FIFA World Cup Agreement.

        Loans made under the revolving credit facility and term loan bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's term loans ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin on its term loans was 1.25% for the three months ended March 31, 2004. During the three months ended March 31, 2004, the interest rates applicable to the Company's bank credit facilities ranged from approximately 2.34% to 2.42% for LIBOR rate loans and 4.25% for prime rate loans. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the three months ended 2004, the Company's effective interest rate on its bank debt and senior notes was approximately 4%.

        The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its Program License Agreements in a manner the lenders determine is materially adverse to the Company. At March 31, 2004, the Company was in compliance with its financial covenants.

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

Acquisitions

        In 2003, the Company completed its acquisition of HBC in which each share of HBC common stock was exchanged for 0.85 of a share of the Company's Class A common stock. See Note 3 to the Condensed Consolidated Financial Statements.

        In the first three months of 2004, the Company acquired the assets of two radio stations in Long Island, New York and Fresno, California for an aggregate amount of approximately $68,000,000 and the assets of a television station in Sacramento, California for an aggregate amount of approximately $65,000,000. In the first three months of 2003, the Company acquired the stock or assets of two full-power television stations in Fresno, California and Raleigh, North Carolina for an aggregate amount of approximately $54,000,000.

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

Contractual Obligations & Other Pending Transactions

        The Company has an option that expires on December 31, 2004 to acquire for $190,000,000 two television stations in Puerto Rico that it is currently operating under a time brokerage agreement. On December 23, 2003, the Company entered into a 40-year lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building will be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2005. The sum of the lease payments will be approximately $67,000,000 over 40 years beginning on the expected lease commencement date of August 31, 2005. The lease has been capitalized by the Company at its estimated fair value of $30,385,000. Additionally, if the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's purchase price for the stations (including costs) during a period of 90 days from the closing of the Company's acquisition of the stations.

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

        In January 2004, the Company amended its employment arrangement with José Behar, President and Chief Executive Officer of Univision Music Group, and assigned the employment agreement to Univision Music LLC, and as a result has amended the operating agreement of Univision Music LLC. Under the terms of the amended operating agreement, in 2006, Diara Inc.,which is wholly-owned by José Behar, has a put right and the Company has a call right that would require the Company to purchase a portion of Diara's interest in Univision Music LLC. In 2009, Diara has a put right and the Company has a call right that would require the Company to purchase the remainder of Diara's interest in Univision Music LLC.

        Based on settlement discussions with Televisa, the Company anticipates receiving approximately $15,500,000, related to certain working capital adjustments in connection with the acquisition of Fonovisa in April 2002. The Company expects this to be resolved either through further negotiation between the parties or by binding arbitration.

        In August 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 are due over the term of the agreement with the remaining payments due as follows:

March 5, 2005	$8,000,000
30 days before start of 2006 World Cup	33,000,000
45 days after last day of 2006 World Cup	33,000,000

$74,000,000

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

        The funds for any payments discussed above are expected to come from funds from operations, borrowings from the Company's bank facilities and/or proceeds from future debt of equity offerings.

        At March 31, 2004, the Company had a non-voting ownership interest in Entravision of approximately 30%. As part of the consent decree pursuant to which the United States Department of Justice approved our acquisition of HBC, the Company is required to sell enough of its Entravision stock so that the Company's ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The sale of the stock will have no impact on the Company's existing television station affiliation agreements with Entravision. Entravision is restricted under its credit agreement from making dividend payments.

        Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations listed below, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank credit facility, will be adequate to meet liquidity needs in the near and foreseeable future.

        Below is a summary of the Company's major contractual payment obligations as of March 31, 2004:

Major Contractual Obligations
As of March 31, 2004

	Payments Due By Period
	2004	2005(a)	2006(b)	2007	2008	Thereafter	TOTAL
	$ in thousands
Bank debt	$—	$—	$100,000	$—	$—	$—	$100,000
Estimated bank debt interest	2,288	162	—	—	—	—	2,450
Senior notes principal	—	—	250,000	200,000	250,000	500,000	1,200,000
Senior notes interest-fixed	19,625	39,250	39,250	39,250	39,250	117,750	294,375
Senior notes interest-variable	7,275	7,275	7,275	4,956	2,781	—	29,562
Operating leases	25,850	32,116	30,246	27,426	25,819	153,765	295,222
Capital leases	7,646	7,680	7,460	7,260	7,260	51,530	88,836
Puerto Rico building lease	—	432	1,296	1,296	1,296	62,780	67,100
Spanish programming(c)	54,480	37,183	88,500	17,736	12,976	22,185	233,060
English programming(d)	3,938	4,914	3,470	1,350	1,361	1,574	16,607
Research tools, primarily Nielsen	18,803	21,166	16,478	465	—	—	56,912
Construction permit	15,038	—	—	—	—	—	15,038
Music license fees	9,007	7,544	7,802	3,450	—	—	27,803
TuTV LLC(e)	1,000	2,000	1,000	—	—	—	4,000

	$164,950	$159,722	$552,777	$303,189	$340,743	$909,584	$2,430,965

(a)
The Company has an option that expires on December 31, 2004 to acquire for $190,000,000 two stations in Puerto Rico.

(b)
The Company, who owns 50% of Disa, has a call right and the Chavez family, who own the other 50% interest in Disa, has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

(c)
Amounts exclude the license fees that will be paid in accordance with the Program License Agreement, which is based on 15% of Combined Net Time Sales.

(d)
Programming costs relates to the USA Broadcasting acquisition in 2001.

(e)
The Company has a contractual obligation to fund up to $20,000,000 in the first three years. As of March 31, 2004, the Company has funded $3,500,000 and does not anticipate spending more than $4,000,000 through March 31, 2006.

Forward-Looking Statements

        Certain statements contained within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as "plan," "may," "intend," "will," "expect," "believe" or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

        Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, cancellation or reductions in advertising; failure of our new or existing businesses to produce projected revenues or cash flow; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the FCC; a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; and unanticipated interruption in our broadcasting for any reason, including acts of terrorism. Actual results may differ materially due to these risks and uncertainties and those described in the Company's filings with the Securities and Exchange Commission.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its variable rate instruments (its bank loan of $195,000,000 and its senior notes of $700,000,000) at March 31, 2004, a change of 10% in interest rates would have an impact of approximately $1,200,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has immaterial foreign exchange exposure in Mexico.

        On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company's new 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. The senior notes pay simple interest on April 15 and October 15 of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective and the accounting is not expected to have a material impact on future earnings.

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

Item 4. Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of March 31, 2004, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company's business.

Part II

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicity Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans Programs
Month #1 (January 1-31)	15,815,999	(1)	$37.90	0	0
Month #2 (February 1-29)	0
Month #3 (March 1-15)	0

Total	15,815,999		$37.90	0	0

(1)
On January 12, 2004, the Company completed the repurchase of 15,815,999 shares of its Class A Common Stock from Clear Channel Investments, Inc., a subsidiary of Clear Channel Communications, Inc. ("Clear Channel") pursuant to the Stock Purchase Agreement dated as of January 7, 2004 between the Company and Clear Channel. The repurchase was completed concurrently with the public offering by the Company of the same number of shares of its Class A Common Stock, with the net proceeds from such offering used for the repurchase. The repurchased shares were cancelled immediately upon repurchase and there was no dilution to earnings or cash flow per share.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1	Employment Agreement dated as of March 22, 2004 between Univision Management Company and Jeffrey T. Hinson.
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

        On January 6, 2004, the Company filed a Form 8-K, Item 5 "Other Events and Required FD Disclosure", to announce an offering of approximately 15.8 million shares of Class A common stock and concurrent repurchase of an equivalent number of its shares of Class A common stock held by a subsidiary of Clear Channel Communications, Inc.

        On January 12, 2004, the Company filed a Form 8-K, Item 5 "Other Events and Required FD Disclosure", to announce completion of an offering of approximately 15.8 million shares of Class A common stock and concurrent repurchase of an equivalent number of its shares of Class A common stock held by a subsidiary of Clear Channel Communications, Inc.

        On February 19, 2004, the Company furnished a Form 8-K issuing a press release setting forth its financial results for the fiscal year ended December 31, 2004. The information was provided on Item 12, "Results of Operations and Financial Condition."

        On February 20, 2004, the Company furnished Item 9 "Regulation FD Disclosure" updating pro forma net income and earnings per share to include the pro forma effect of the amortization of certain intangible assets related to the acquisition of Hispanic Broadcasting Corporation in connection with a preliminary appraisal of the assets acquired and the liabilities assumed.

        On March 23, 2004, the Company filed a Form 8-K, Item 5 "Other Events and Required FD Disclosure" and Item 9 "Regulation FD Disclosure" announcing the appointment of Jeffrey T. Hinson, age 49, to the position of Executive Vice President and Chief Financial Officer of Univision Communications Inc.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC. (Registrant)
May 6, 2004	By:	/s/ JEFFREY T. HINSON Jeffrey T. Hinson Executive Vice President and Chief Financial Officer

QuickLinks

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES INDEX
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Financial Introduction
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share and per-share data)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, (Dollars in thousands, except share and per-share data) (Unaudited)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, (Dollars in thousands) (Unaudited)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2004 (Unaudited)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Form 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations
Major Contractual Obligations As of March 31, 2004
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES SIGNATURE