Form 10-Q
period 2004-06-30
UNIVISION COMMUNICATIONS INC
filed 2004-08-09
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State of Incorporation)	No. 95-4398884 (I.R.S. Employer Identification)

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

YES ☒    NO ☐.

        There were 255,188,555 shares of Class A Common Stock, including 1,017,180 shares of Company treasury stock, 36,962,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of July 8, 2004.

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

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per-share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$79,733	$76,677
Accounts receivable, net	383,997	320,106
Program rights	33,521	39,836
Prepaid expenses and other	94,081	83,947

Total current assets	591,332	520,566
Property and equipment, net	576,688	555,469
Intangible assets, net	4,287,895	3,773,099
Goodwill, net	2,196,359	2,192,840
Deferred financing costs, net	12,601	14,104
Program rights	28,673	37,402
Investments in equity method investees	63,171	139,199
Investments in cost method investees	370,133	364,587
Other assets	34,072	45,651

Total assets	$8,160,924	$7,642,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$203,101	$209,373
Income taxes	27,987	6,050
Accrued interest	23,336	23,224
Accrued license fees	16,084	13,327
Deferred advertising revenues	—	4,250
Program rights obligations	19,118	26,762
Current portion of capital lease obligations	4,463	5,647

Total current liabilities	294,089	288,633
Long-term debt including accrued interest	1,312,075	1,295,078
Capital lease obligations	39,783	73,268
Deferred advertising revenues	—	5,460
Program rights obligations	22,140	25,579
Deferred tax liabilities	932,046	793,247
Other long-term liabilities	79,361	58,675

Total liabilities	2,679,494	2,539,940

Noncontrolling interest	255,016	—

Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; 0 issued and outstanding)	—	—
Common stock, $.01 par value (1,040,000,000 shares authorized; 323,581,143 and 323,245,149 shares issued, including shares in treasury, at June 30, 2004 and December 31, 2003, respectively)	3,236	3,232
Paid-in-capital	4,620,315	4,611,048
Deferred compensation	(2,118)	(2,410)
Retained earnings	628,735	513,438
Accumulated other comprehensive losses	(1,561)	(138)

	5,248,607	5,125,170
Less common stock held in treasury (1,017,180 shares at June 30, 2004 and December 31, 2003, respectively)	(22,193)	(22,193)

Total stockholders' equity	5,226,414	5,102,977

Total liabilities and stockholders' equity	$8,160,924	$7,642,917

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30,

(Dollars in thousands, except share and per-share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues:
Television, radio and Internet services	$444,916	$291,057	$771,402	$525,229
Music products and publishing	50,375	29,130	76,773	56,613

Total net revenues	495,291	320,187	848,175	581,842

Direct operating expenses of television, radio and Internet services	144,000	107,603	276,080	210,239
Direct operating expenses of music products and publishing	27,275	17,077	42,711	32,502

Total direct operating expenses (excluding depreciation expense)	171,275	124,680	318,791	242,741

Selling, general and administrative expenses (excluding depreciation expense)	146,509	87,316	261,740	163,703
Depreciation and amortization	27,303	19,448	51,989	39,240

Operating income	150,204	88,743	215,655	136,158

Other expenses / (income):
Interest expense, net	15,396	18,619	31,079	37,211
Amortization of deferred financing costs	891	951	1,770	1,902
Stock dividend	(453)	—	(5,547)	—
Equity loss in unconsolidated subsidiaries and other	864	1,522	1,967	8,018
Gain on change in Entravision ownership interest	—	(1,753)	—	(1,457)
Noncontrolling interest	1,496	—	1,496	—

Income before taxes	132,010	69,404	184,890	90,484
Provision for income taxes	48,266	27,791	69,593	36,112

Net income	83,744	41,613	115,297	54,372
Other comprehensive (expense) income:
Currency translation adjustment (expense) income	(222)	(20)	(1,423)	119

Comprehensive income	$83,522	$41,593	$113,874	$54,491

Basic Earnings Per Share
Net income per share	$0.26	$0.18	$0.36	$0.24

Weighted average common shares outstanding	322,491,566	228,274,925	322,403,893	228,207,620

Diluted Earnings Per Share
Net income per share	$0.24	$0.16	$0.33	$0.21

Weighted average common shares outstanding	352,844,308	257,942,003	352,982,595	257,688,653

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Dollars in thousands)

(Unaudited)

	2004	2003
Net income	$115,297	$54,372
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	40,356	33,543
Loss on sale of fixed assets	180	1
Equity loss in unconsolidated subsidiaries	1,450	6,620
Amortization of intangible assets and deferred financing costs	13,403	7,599
Deferred income taxes	28,971	17,093
Stock dividend	(5,547)	—
Noncontrolling interest	838	—
Non-cash items	(390)	(1,951)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(43,116)	(2,962)
Program rights	16,464	6,471
Prepaid expenses and other assets	11,082	(25,789)
Accounts payable and accrued liabilities	(16,492)	8,776
Income taxes	21,165	22,768
Income tax benefit from options exercised	1,612	1,461
Accrued interest	112	(508)
Accrued license fees	2,757	1,227
Program rights obligations	(11,344)	(8,022)
Other, net	(4,543)	(1,773)

Net cash provided by operating activities	172,255	118,926

Cash flow from investing activities:
Acquisitions, net of acquired cash	(135,573)	(73,809)
Purchase of Los Angeles building	(52,530)	—
Capital expenditures	(30,013)	(24,079)
Investment in unconsolidated subsidiaries	1,688	(3,707)
Cash of variable interest entities	12,196	—
Other, net	333	(20)

Net cash used in investing activities	(203,899)	(101,615)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	170,000	191,000
Repayment of long-term debt	(142,696)	(181,124)
Proceeds from issuance of common stock	599,426	—
Repurchase of common stock	(599,426)	—
Exercise of stock options	7,719	3,825
Payment of offering costs	(57)	—
Deferred financing costs	(266)	(62)

Net cash provided by financing activities	34,700	13,639

Net increase in cash	3,056	30,950
Cash beginning of year	76,677	35,651

Cash end of period	$79,733	$66,601

Supplemental disclosure of cash flow information:
Interest paid	$36,366	$35,546

Income taxes paid (refunds)	$11,837	$(4,793)

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(Unaudited)

1.    Organization of the Company

        Univision Communications Inc. and its wholly-owned subsidiaries (the "Company," "we," "us" and "our"), the leading Spanish-language media company in the United States, operates in four business segments: television, radio, music and Internet. The Company's television operations include the Univision and TeleFutura networks, the Company's owned and operated television stations and Galavisión, our cable network. Univision Radio, Inc. ("Univision Radio") operates the Company's radio business, which includes its radio network and owned and operated radio stations. See Note 2 to the Condensed Consolidated Financial Statements. The Company's music operations include the Univision Records label, Fonovisa Records label and a 50% interest in Disa Records, S.A. de C.V. ("Disa"), which is consolidated in accordance with the guidelines of Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"), which was adopted by the Company on March 31, 2004. See Note 7 to the Condensed Consolidated Financial Statements. Univision Online, Inc. ("Univision Online") operates the Company's Internet portal, Univision.com.

2.    Acquisition of Hispanic Broadcasting Corporation

        On September 22, 2003, in an effort to expand its media business, the Company completed its acquisition of Hispanic Broadcasting Corporation ("HBC") in which each share of HBC common stock was exchanged for 0.85 of a share of the Company's Class A common stock. As a result of the acquisition, we issued approximately 92.7 million Class A common shares and we reserved approximately 5 million shares for issuance pursuant to HBC stock options that we assumed in the acquisition. The 92.7 million shares were valued at $35.312, determined by taking the average market price per share of Univision common stock for the two days prior, the day of and two days subsequent to the announcement date (June 12, 2002) of the acquisition. The HBC options were valued at approximately $80,000,000 using the Black-Scholes option pricing model and the acquisition costs to date totals approximately $31,600,000.

        The Company has made a preliminary allocation of the purchase price to FCC licenses, goodwill, advertising-related intangibles and favorable leases based upon a preliminary appraisal of the assets acquired and liabilities assumed of Univision Radio. The Company expects the final appraisal to be completed by the third quarter 2004. The Company may have a material reclassification on the balance sheet in the third quarter between goodwill and FCC licenses, both of which are expected to have an indefinite life. In addition, there may be additional identified intangibles that could have an impact on future expense. These reclassifications could also have a material impact on the deferred tax liability. For the three and six months ended June 30, 2004, the Company incurred amortization expense of $2,028,000 and $4,165,000, respectively, related to Univision Radio's amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003.

Advertiser contracts were being amortized over a nine-month period that expired in June 2004. The favorable leases are being amortized over various periods through the year 2042.

Purchase Price Allocation	(Dollars in thousands)
Purchase price	$3,353,286
Estimated net liabilities assumed	91,523
Acquisition costs	31,607
Deferred tax liability on identified intangibles	544,192

Intangible assets and goodwill	4,020,608
FCC licenses	(2,483,264)
Favorable leases	(6,696)
Advertiser related intangibles, primarily advertiser contracts	(5,772)
Other intangible assets	(2,739)

Goodwill	$1,522,137

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 Actual	2003 Pro forma	2004 Actual	2003 Pro forma
	(Dollars in thousands except per share data)
Net revenues	$495,291	$395,567	$848,175	$712,028
Net income	$83,744	$51,384	$115,297	$68,550
Basic Earnings Per Share	$0.26	$0.16	$0.36	$0.21
Diluted Earnings Per Share	$0.24	$0.15	$0.33	$0.20

        Pro forma net income includes merger costs incurred by HBC and charged to operating expenses of $1,200,000, net of tax, for the six months ended June 30, 2003.

3.    Changes in Common Stock and Paid-in-Capital

        During the three months ended June 30, 2004, options were exercised for 164,468 shares of Class A Common Stock resulting in an increase to Common Stock of $1,645, and an increase to paid-in-capital of $4,491,000, which included a tax benefit associated with the transactions of $751,000. During the six months ended June 30, 2004, options were exercised for 335,994 shares of Class A Common Stock, resulting in an increase to Common Stock of $3,360 and an increase to Paid-in-capital of $9,324,000, which included a tax benefit associated with the transactions of $1,612,000. Additionally, paid-in- capital decreased by $57,000 related to issuance costs for a stock transaction.

4.    Earnings Per Share

        The following is the reconciliation of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards ("SFAS") No. 128 ("Earnings Per Share"):

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
(Dollars in thousands, except for share and per share data)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income	$83,744	322,491,566	$0.26	$41,613	228,274,925	$0.18

Effect of Dilutive Securities
Warrants	—	27,412,926		—	27,409,316
Options	—	2,939,816		—	2,257,762

Diluted Earnings Per Share:
Net income	$83,744	352,844,308	$0.24	$41,613	257,942,003	$0.16

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
(Dollars in thousands, except for share and per share data)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income	$115,297	322,403,893	$0.36	$54,372	228,207,620	$0.24

Effect of Dilutive Securities
Warrants	—	27,413,952		—	27,406,977
Options	—	3,164,750		—	2,074,056

Diluted Earnings Per Share:
Net income	$115,297	352,982,595	$0.33	$54,372	257,688,653	$0.21

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for 2003. As allowed by SFAS No. 123, the Company follows the disclosure requirements of SFAS No. 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued with an exercise price equal to fair market value.

        Had compensation cost for the Company's 1996 Performance Award Plan been determined based on the fair value at the grant date for awards in the three and six months ended June 30, 2004 and 2003 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2004	2003	2004	2003
	(In thousands, except per-share data)
Net income—as reported	$83,744	$41,613	$83,744	$41,613
Stock-based compensation expense, net of tax—actual	330	—	330	—

Net income—adjusted	84,074	41,613	84,074	41,613
Stock-based employee compensation, net of tax-pro forma	9,064	7,206	9,064	7,206

Net income—pro forma	$75,010	$34,407	$75,010	$34,407

Earnings per share—as reported	$0.26	$0.18	$0.24	$0.16

Earnings per share—pro forma	$0.23	$0.15	$0.21	$0.13

	Six Months Ended June 30,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2004	2003	2004	2003
	(In thousands, except per-share data)
Net income—as reported	$115,297	$54,372	$115,297	$54,372
Stock-based compensation expense, net of tax—actual	832	—	832	—

Net income—adjusted	116,129	54,372	116,129	54,372
Stock-based employee compensation, net of tax-pro forma	18,711	14,701	18,711	14,701

Net income—pro forma	$97,418	$39,671	$97,418	$39,671

Earnings per share—as reported	$0.36	$0.24	$0.33	$0.21

Earnings per share—pro forma	$0.30	$0.17	$0.28	$0.15

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No grants were awarded during the three months ended June 30, 2004 and 2003. The following weighted-average assumptions were used for grants for the six months ended June 30, 2004 and 2003, respectively: dividend yield of 0%, expected volatility of 47.850% and 49.497%, risk-free interest rate of 2.92% and 3.27% and expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy, which results in higher compensation expense in the early years of the vesting period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net revenue:
Television	$349,644	$287,922	$608,950	$519,361
Radio	91,047	—	154,312	—
Music	50,375	29,130	76,773	56,613
Internet	4,225	3,135	8,140	5,868

Consolidated	495,291	320,187	848,175	581,842

Direct expenses:
Television	125,378	104,486	239,231	203,396
Radio	15,290	—	30,221	—
Music	27,275	17,077	42,711	32,502
Internet	3,332	3,117	6,628	6,843

Consolidated	171,275	124,680	318,791	242,741

Selling, general and administrative expenses:
Television	89,924	75,523	160,322	140,817
Radio	40,939	—	73,460	—
Music	12,690	9,271	21,893	17,762
Internet	2,956	2,522	6,065	5,124

Consolidated	146,509	87,316	261,740	163,703

Operating income (loss) before depreciation and amortization:
Television	134,342	107,913	209,397	175,148
Radio	34,818	—	50,631	—
Music	10,410	2,782	12,169	6,349
Internet	(2,063)	(2,504)	(4,553)	(6,099)

Consolidated	177,507	108,191	267,644	175,398

Depreciation and amortization:
Television	16,083	15,790	32,332	31,239
Radio	5,044	—	10,179	—
Music	5,151	2,376	7,425	5,392
Internet	1,025	1,282	2,053	2,609

Consolidated	27,303	19,448	51,989	39,240

Operating income (loss):
Television	118,259	92,123	177,065	143,909
Radio	29,774	—	40,452	—
Music	5,259	406	4,744	957
Internet	(3,088)	(3,786)	(6,606)	(8,708)

Consolidated	$150,204	$88,743	$215,655	$136,158

Capital expenditures:
Television	$12,424	$10,874	$76,946	$20,825
Radio	2,417	—	5,131	—
Music	99	1,816	139	2,508
Internet	236	69	327	746

Consolidated	$15,176	$12,759	$82,543	$24,079

	As of June 30,
	2004	2003
Total assets:
Television	$3,458,081	$3,112,751
Radio	4,289,987	—
Music	404,227	386,411
Internet	8,629	13,792

Consolidated	$8,160,924	$3,512,954

Reconciliation of Operating Income before Depreciation and Amortization to Net Income

        The Company uses the key indicator of "operating income before depreciation and amortization" primarily to evaluate the Company's operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company's ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company's performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Operating income before depreciation and amortization	$177,507	$108,191	$267,644	$175,398
Depreciation and amortization	27,303	19,448	51,989	39,240

Operating income	150,204	88,743	215,655	136,158
Other expense/(income):
Interest expense, net	15,396	18,619	31,079	37,211
Amortization of deferred financing costs	891	951	1,770	1,902
Stock dividend	(453)	—	(5,547)	—
Equity loss in unconsolidated subsidiaries and other	864	1,522	1,967	8,018
Gain on change in Entravision ownership interest	—	(1,753)	—	(1,457)
Noncontrolling interest	1,496	—	1,496	—

Income before taxes	132,010	69,404	184,890	90,484
Provision for income taxes	48,266	27,791	69,593	36,112

Net income	$83,744	$41,613	$115,297	$54,372

6.    Goodwill and Other Intangible Assets Amortization

        Since the adoption of SFAS No. 142 in 2001, goodwill and other intangibles with an indefinite life, such as broadcast licenses, ceased being amortized after December 31, 2001. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission ("FCC"). Over the last five years, all the television and radio licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until its useful life is no longer deemed to be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested annually (as of October 1) for impairment, or more frequently if circumstances indicate a possible impairment exists, in accordance with paragraph 17 of SFAS No.142 and the Emerging Issues Task Force Issue 02-07, "Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets" ("EITF 02-07"). The Company has evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2003, in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it did not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

        Below is an analysis of the Company's intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and estimated aggregate amortization expense for the years 2004 through 2009:

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$9,287	$1,437	$7,850
Nielsen contracts	20,700	11,945	8,755
Fonovisa contracts, primarily artist contracts	44,580	29,371	15,209
Disa contracts, primarily artist contracts	66,328	48,064	18,264
Advertiser related intangible, primarily advertiser contracts	5,773	4,975	798
Other amortizable intangibles	6,226	1,143	5,083

Total	$152,894	$96,935	55,959

Intangible Assets Not Being Amortized
Broadcast licenses			4,214,251
Goodwill			2,196,359
Music trademarks			15,800
Other intangible assets			1,885

Total			6,428,295

TOTAL NET INTANGIBLE ASSETS			$6,484,254

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Favorable leases	$10,405	$1,055	$9,350
Nielsen contracts	20,700	11,428	9,272
Fonovisa contracts, primarily artist contracts	44,580	25,864	18,716
Advertiser related intangible, primarily advertiser contracts	5,765	1,817	3,948
Other amortizable intangibles	3,381	380	3,001

Total	$84,831	$40,544	44,287

Intangible Assets Not Being Amortized
Broadcast licenses			3,711,268
Goodwill			2,192,840
Music trademarks			15,800
Other intangible assets			1,744

Total			5,921,652

TOTAL NET INTANGIBLE ASSETS			$5,965,939

	SEGMENTS
					TOTAL GOODWILL
	TELEVISION	RADIO	MUSIC	INTERNET
	(Dollars in thousands)
Balance as of December 31, 2002	$320,260	$—	$186,151	$—	$506,411
Station acquisition-deferred tax liability	7,900	—	—	—	7,900
Fonovisa goodwill adjustment	—	—	4,673	—	4,673
Reclassification to program rights	(4,879)	—	—	—	(4,879)
Deferred tax asset	(1,869)	—	—	—	(1,869)
Radio goodwill acquired during the year	—	1,680,604	—	—	1,680,604

Balance as of December 31, 2003	321,412	1,680,604	190,824	—	2,192,840
Preliminary Radio appraisal adjustment	—	(158,467)	—	—	(158,467)
Fonovisa goodwill adjustment	—	—	(16,535)	—	(16,535)
Consolidation of variable interest entities	89,386	—	89,135	—	178,521

Balance as of June 30, 2004	$410,798	$1,522,137	$263,424	$—	$2,196,359

(Dollars in thousands)
Estimated Current Year Amortization Expense
For the year ended 12/31/04	$24,000
Estimated Amortization Expenses
For the year ended 12/31/05	$14,100
For the year ended 12/31/06	$8,500
For the year ended 12/31/07	$6,200
For the year ended 12/31/08	$4,700
For the year ended 12/31/09	$3,300

        The Company has made a preliminary allocation of the purchase price to FCC licenses, goodwill, advertising-related intangibles and favorable leases based upon a preliminary appraisal of the assets acquired and liabilities assumed of Univision Radio. The Company expects the final appraisal to be completed by the third quarter 2004. The Company may have a material reclassification on the balance sheet in the third quarter between goodwill and FCC licenses, both of which are expected to have an indefinite life. In addition, there may be additional identified intangibles that could have an impact on future expense. These reclassifications could also have a material impact on the deferred tax liability calculation. The results of operations of Univision Radio have been included in the accompanying condensed consolidated statement of income since September 22, 2003. For the three and six months June 30, 2004, the Company incurred amortization expense of $2,028,000 and $4,165,000, respectively, related to Univision Radio's amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts are being amortized over a nine-month period that expired in June 2004. The favorable leases are being amortized over various periods through the year 2042.

7.    New Accounting Pronouncements

        On March 31, 2004, the Company was required to adopt Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is the "primary beneficiary" of that entity. An entity is a VIE if, among other things, it has equity investors that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns, or both.

        Under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of Disa Records, which is a Mexico-based music recording and publishing company, owned 50% by the Company and 50% by the Chavez family, who manage the business. The Company has a call right and the Chavez family has a put right, beginning in June 2006, which requires the Company to purchase the remaining 50% of Disa Records for $75,000,000, subject to certain upward adjustments. As a result of Disa's put right, the Company has the majority of expected losses that could arise from the variability of the fair value of Disa Records. Under the rules governing FIN 46, the Company is considered the primary beneficiary of Disa Records and consequently is required to consolidate Disa Records.

        In addition, under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of WLII/WSUR, Inc., a Delaware corporation ("WLII") owned 100% by Raycom Media, Inc ("Raycom"). WLII owns two television stations in Puerto Rico. The Company has a time brokerage agreement and an option with Raycom that expires on December 31, 2004 to acquire the stations for $190,000,000. The Company issued a non-refundable deposit of $20,000,000 in the form of a standby letter of credit in favor of Raycom that Raycom can draw on if the Company does not exercise the option to purchase the station under certain circumstances. Consequently, the Company has the majority of expected losses that could arise from the variability of the fair value of WLII. Therefore, the Company is considered the primary beneficiary of WLII and is required to consolidate its financial results.

        The impact of consolidating the assets and liabilities of Disa Records and WLII is not material to the Company's financial position. Disa Records and WLII each accounted for less than 5% of the consolidated assets of the Company at June 30, 2004. Prior periods were not restated upon the adoption of FIN 46. Since the Company adopted FIN 46 on March 31, 2004, the operating results of Disa Records and WLII are included in the operating results of the Company only for the three months ended June 30, 2004. Disa Records' net revenues and operating income were favorable to the Company's operating results and the Company's net income remained the same, as it would have been under the equity method of accounting that we used before we adopted FIN 46. WLII's net revenues and operating income were also favorable to the Company's operating results, but our net income was not affected since Raycom owns 100% of WLII. The Company will continue to consolidate Disa Records under the guidelines of FIN 46 until the Company exercises its call right or the Chavez family exercises their put right and the Company purchases Disa Records. The Company will continue to consolidate WLII under the guidelines of FIN 46 until the Company exercises its option to purchase the Puerto Rico stations.

        The following represents the income statement and balance sheet information consolidated by the Company for Disa Records and the Puerto Rico stations:

	Three months ended June 30, 2004
	Combined VIEs	Disa Records	WLII
	(Dollars in thousands)
Net revenues	$30,604	$16,350	$14,254
Direct operating expenses (excluding depreciation expense)	17,200	9,155	8,045
Selling, general and administrative expenses (excluding depreciation expense)	7,222	2,777	4,445
Depreciation and amortization	3,749	3,362	387

Operating income	2,433	1,056	1,377
Noncontrolling interest	1,496	417	1,079
Other expense/(income)	294	(4)	298

Income before taxes	643	643	—
Provision for income taxes	226	226	—

Net income	$417	$417	$—

	At June 30, 2004
	Combined VIEs	Disa Records	WLII
	(Dollars in thousands)
Cash	$16,070	$15,950	$120
Trade receivables, net	9,704	9,704	—
Prepaid and other current assets	11,476	10,615	861
Property and equipment, net	11,565	1,244	10,321
Intangibles, net	118,265	18,265	100,000
Goodwill, net	178,521	89,135	89,386
Other noncurrent assets	5,377	—	5,377

Total Assets	$350,978	$144,913	$206,065

Accrued liabilities	$13,243	$12,703	$540
Other noncurrent liabilities	11,314	—	11,314
Noncontrolling interest	255,016	60,805	194,211
Total stockholders' equity	71,405	71,405	—

Total liabilities and stockholders' equity	$350,978	$144,913	$206,065

% of Consolidated Assets	4.3%	1.8%	2.5%

        The Company's Condensed Consolidated Statement of Cash Flows includes the cash from the variable interest entities in its investing activities.

8.    Subsequent Event

        In August 2004, the Company and Televisa finalized working capital adjustments related to the Company's Fonovisa acquisition completed in April 2002. The Company received approximately $16,500,000 which has been accounted for as an adjustment to the Fonovisa purchase price resulting in a reduction to goodwill and minor adjustments to certain current assets and liabilities.

Part I, Item 2

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Form 10-Q
Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Univision Communications Inc., together with its wholly owned subsidiaries (the "Company," "we," "us" and "our"), operates in four business segments:

  •
  Television:    The Company's principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company's owned and/or operated television stations, and the Galavisión cable television network. For the six months ended June 30, 2004, the television segment accounted for approximately 72% of the Company's net revenues.

  •
  Radio:    On September 22, 2003, the Company completed its acquisition of Hispanic Broadcasting Corporation ("HBC"), now called Univision Radio. Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the six months ended June 30, 2004, the radio segment accounted for approximately 18% of the Company's net revenues.

  •
  Music:    The Company's music recording and music publishing business, launched in April 2001, includes the Univision Records label, the Fonovisa Records label and Disa Records, which the Company began to consolidate on March 31, 2004 (See Note 7 to the Condensed Consolidated Financial Statements). For the six months ended June 30, 2004, the music segment accounted for approximately 9% of the Company's net revenues.

  •
  Internet:    Univision Online, Inc. operates the Company's Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the six months ended June 30, 2004, the Internet segment accounted for approximately 1% of the Company's net revenues.

        The majority of the Company's net revenues have been derived from its television segment. Television net revenues are generated from the sale of network, national and local spot advertising time, net of agency commissions, and station compensation paid to certain affiliates, as well as subscriber fees.

        Also included in the Company's total net revenues are the net revenues of Univision Radio, Univision Music Group, Univision Online and other revenues. Univision Radio's primary source of revenues is the sale of broadcasting time for advertising, with a majority of revenues coming from local advertising and the remainder primarily from national spot advertising.

        Direct operating expenses consist primarily of programming, news and technical costs. Our program license agreements (the "Program License Agreements") with Grupo Televisa S.A. and its affiliates ("Televisa") and Corporacion Venezolana del Television, C.A. (VENEVISION) and its affiliates ("Venevision") accounted for approximately 15% in the six months ended June 30, 2004 and approximately 18% in the six months ended June 30, 2003 of our operating expenses.

        In addition to ongoing operations, management spent a significant amount of time focusing on several areas of expansion for the Company during the six months ended June 30, 2004. We acquired the assets of two radio stations and one television station for a purchase price totaling approximately $133,000,000 in the first quarter of 2004. Management spent a considerable amount of time on the integration of Univision Radio, which was acquired September 22, 2003. In March 2004, the Company purchased a building used primarily by its Los Angeles television stations for $52,500,000. The Company had previously capitalized the lease as a fixed asset for $42,000,000.

        In the six months ended June 30, 2004, the Company recorded stock dividend income of $5,547,000 ($4,799,000 net of tax) in connection with its investment in Equity Broadcasting Corporation. Since the Company converted the accounting for its investment in Entravision Communications Corporations ("Entravision") from the equity method to the cost method effective September 2003, the Company did not record Entravision equity income or loss in its results of operations for the six months ended June 30, 2004. During the six months ended 2003 the Company recorded an equity loss in unconsolidated subsidiary related to Entravision of approximately $2,800,000 ($1,700,000 net of tax).

        In the second quarter of 2004, the Company recorded a tax benefit of $4,737,000 due to the resolution of various federal and state income tax audits.

        Under the guidelines of FIN 46, the Company began consolidating its investment in Disa Records, S.A. de C.V. ("Disa") and WLII, which owns two television stations in Puerto Rico, as variable interest entities as of March 31, 2004. Prior periods were not restated upon the adoption of FIN 46. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their statements of operations beginning April 1, 2004. The consolidation of these entities had a positive impact on operations. See Note 7 to the Condensed Consolidated Financial Statements for the impact of the variable interest entities on the Company's consolidated balance sheet and results of operations.

Critical Accounting Policies

Program Rights for Television Broadcast

        Program costs pursuant to the Program License Agreements are expensed monthly by the Company as a license fee, which is based principally on a percentage of the Company's net revenues. All other costs incurred in connection with the production of or purchase of rights to programs that are ready, available and to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operating expense as the programs are broadcast. In the case of multi-year sports contracts, program costs are charged to operating expense based on the flow-of-income method over the term of the contract.

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

Accounting for Intangibles and Impairment

        Since the adoption of SFAS No. 142 in 2001, goodwill and other intangibles with an indefinite life, such as broadcast licenses, ceased being amortized after December 31, 2001. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission ("FCC"). Over the last five years, all television and radio licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, a license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested at least annually (as of October 1) for impairment, or more frequently if circumstances indicate a possible impairment exists, in accordance with paragraph 17 of SFAS No. 142 and the Emerging Issues Task Force Issue 02-07, "Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets" ("EITF 02-07"). The Company evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2003, in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and concluded that it did not have an impairment loss related to these assets. The Company will record a loss if and when it believes its licenses, other indefinite-lived assets and goodwill has been impaired. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives. The use of the purchase method of accounting requires management to make certain judgments in estimates related to the fair value of assets acquired.

Equity and Cost Method Valuation and Impairment

        The Company's most significant cost method investment is its investment in Entravision. In connection with the completion of the HBC acquisition, the Company restructured its ownership interest in Entravision by exchanging its common stock for non-voting preferred stock. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting. As a result, the Company has ceased recording an equity interest in the earnings or losses of Entravision. The Company's investment in St. Louis/Denver LLC is accounted for under the equity method of accounting, and its investment in Equity Broadcasting Corporation is accounted for under the cost method of accounting. The Company will record an impairment charge if and when it believes any investment has experienced a decline in value that is other than temporary. The Company evaluates changes in market conditions and/or operating results of its underlying investments that may result in the inability to recover the carrying value of the investments. Until March 31, 2004, the Company accounted for Disa under the equity method of accounting as well. Under the guidelines of FIN 46, the Company's investment in Disa began being consolidated as a variable interest entity as of March 31, 2004 (See Note 7 to the Condensed Consolidated Financial Statements).

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

Overview

        In comparing our results of operations for the second quarter and six months ended 2004 with those of the comparable periods in 2003 the following, which is explained above in detail, should be noted:

  •
  The results of operations of Univision Radio (acquired September 22, 2003) are in the second quarter and six months ended June 30, 2004 and are not in the second quarter or six months ended June 30, 2003.

  •
  The Company has dividend income in the second quarter and six months ended June 30, 2004 of approximately $453,000 ($399,000) and $5,547,000 ($4,799,000 net of tax), respectively, in connection with its investment in Equity Broadcasting Corporation. The Company was not entitled to and therefore did not record dividend income in 2003.

  •
  The Company did not record Entravision equity income or loss in its results of operating in 2004, but did record equity income in unconsolidated subsidiary related to Entravision of approximately $1,800,000 ($1,100,000 net of tax) and an equity loss of $2,800,000 ($1,700,000 net of tax) in the second quarter and six months ended June 30, 2003, respectively.

  •
  In the second quarter of 2004, the Company recorded a tax benefit of $4,737,000 due to the resolution of various federal and state income tax audits.

  •
  Under the guidelines of FIN 46, the Company began consolidating its investment in Disa and WLII, which owns two television stations in Puerto Rico, as variable interest entities as of March 31, 2004. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their results of operations beginning April 1, 2004. The impact of the variable interest entities on the results of operations of the Company is explained below for the three and six months ended June 30, 2004.

Six Months Ended June 30, 2004 ("2004"), Compared to Six Months Ended June 30, 2003 ("2003")

        Revenues.    Net revenues were $848,175,000 in 2004 compared to $581,842,000 in 2003, an increase of $266,333,000 or 45.8%. Existing operations accounted for 14%, while 26.5% was attributable to the radio business, resulting from our acquisition of HBC on September 22, 2003, and 5.3% to the variable interest entities that began to be consolidated by the Company on March 31, 2004. The Company's television segment revenues were $608,950,000 in 2004 compared to $519,361,000 in 2003, an increase of $89,589,000 or 17.2%. The growth was primarily attributable to the Company's three television networks, resulting primarily from increased viewership and higher rates for advertising spots. The owned-and-operated stations also had increased revenues, attributable primarily to the Los Angeles, Phoenix, New York, Austin, and Sacramento markets, as well as to our new station in Raleigh, offset in part by small decreases in the San Francisco, Houston and Dallas markets. The variable interest entity, WLII, added $14,254,000, or 2.7% to the net revenues of the television segment. The Company's radio segment, which began operating for the Company following the acquisition of HBC on September 22, 2003, generated revenues of $154,312,000 in 2004. The Company's music segment generated revenues of $76,773,000 in 2004 compared to $56,613,000 in 2003, an increase of $20,160,000 or 35.6%. The variable interest entity, Disa, added $16,350,000, or 28.9%, to the net revenues of the music segment. The remainder of the increase is due primarily to the success of certain album releases in 2004. The Company's Internet segment had revenues of $8,140,000 in 2004 compared to $5,868,000 in 2003, an increase of $2,272,000 or 38.7%, primarily related to an increase in advertisers.

        Expenses.    Direct operating expenses increased to $318,791,000 in 2004 from $242,741,000 in 2003, an increase of $76,050,000 or 31.3%. Existing operations accounted for 11.8%, while 12.4% was attributable to the radio business and 7.1% to the variable interest entities. The Company's television segment direct operating expenses were $239,231,000 in 2004 compared to $203,396,000 in 2003, an increase of $35,835,000 or 17.6%. The increase is due to increased programming costs of $11,905,000, increased license fees of $11,392,000 paid under our Program License Agreements, increased news and technical costs of $3,990,000, sports-related programming costs of $503,000 and variable interest entity costs related to WLII of $8,045,000. The Company's radio segment had direct operating expenses of $30,221,000 in 2004. The Company's music segment's direct operating expenses were $42,711,000 in 2004 compared to $32,502,000 in 2003, an increase of $10,209,000. The music segment's variable interest entity cost related to Disa was $9,155,000. The Company's Internet segment had direct operating expenses of $6,628,000 in 2004 compared to $6,843,000 in 2003, an improvement of $215,000 or 3.1%. As a percentage of net revenues, the Company's direct operating expenses decreased from 41.7% in 2003 to 37.6% in 2004.

        Selling, general and administrative expenses increased to $261,740,000 in 2004 from $163,703,000 in 2003, an increase of $98,037,000 or 59.9%. Existing operations accounted for 10.6%, while 44.9% was attributable to the radio business and 4.4% to the variable interest entities. The Company's television segment selling, general and administrative expenses were $160,322,000 in 2004 compared to $140,817,000 in 2003, an increase of $19,505,000 or 13.9%. The increase is due in part to increased compensation costs of $6,511,000, increased selling costs of $2,408,000 reflecting higher sales in 2004, increased research costs of $1,692,000, increased employee benefit costs of $1,163,000 and variable interest entity costs related to WLII of $4,445,000. The Company's radio segment had selling, general and administrative expenses of $73,460,000 in 2004. The Company's music segment had selling, general and administrative expenses of $21,893,000 in 2004 compared to $17,762,000 in 2003, an increase of $4,131,000. The music segment's variable interest entity cost related to Disa was $2,777,000. The Company's Internet segment had selling, general and administrative expenses of $6,065,000 in 2004 compared to $5,124,000 in 2003, an increase of $941,000, in part related to increased selling costs. As a percentage of net revenues, the Company's selling, general and administrative expenses increased from 28.1% in 2003 to 30.9% in 2004.

        Depreciation and Amortization.    Depreciation and amortization increased to $51,989,000 in 2004 from $39,240,000 in 2003, an increase of $12,749,000 or 32.5%. The radio business accounted for 25.9%, the variable interest entities accounted for 9.6%, while existing operations accounted for a decrease of 3%. The Company's depreciation expense increased to $40,356,000 in 2004 from $33,543,000 in 2003, an increase of $6,813,000 primarily due to increased capital expenditures and acquisitions. The variable interest entities accounted for $444,000 of the increase. The Company had amortization of intangible assets of $11,633,000 and $5,697,000 in 2004 and 2003, respectively, an increase of $5,936,000, which is due primarily to an increase of $4,165,000 related to the acquisition of HBC on September 22, 2003 and $3,305,000 related to the variable interest entities, offset in part by a reduction of intangible assets being amortized, primarily artist contracts, acquired as a result of our acquisition of Fonovisa in April 2002 of $1,536,000. Depreciation and amortization expense for the television segment increased by $1,093,000 to $32,332,000 in 2004 from $31,239,000 in 2003 due to increased depreciation primarily related to higher capital expenditures and station assets acquired. Depreciation and amortization related to the television variable interest entity, WLII, was $387,000. Depreciation and amortization expense for the radio segment was $10,179,000 in 2004, $6,014,000 related to depreciation expense and $4,165,000 to intangible amortization related to the preliminary valuation of amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts are being amortized over a nine-month period that expired in June 2004. Depreciation and amortization expense for the music segment increased by $2,033,000 to $7,425,000 in 2004 from $5,392,000 in 2003. The music variable interest entity, Disa, accounted for $3,362,000 of the increase, which was offset by decrease of $1,329,000 related to the reduction of intangible assets being amortized, primarily related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years, but most will be amortized in the first three years following the acquisition. Depreciation and amortization expense for the Internet segment decreased by $556,000 to $2,053,000 in 2004 from $2,609,000 in 2003.

        Operating Income.    As a result of the above factors, operating income increased to $215,655,000 in 2004 from $136,158,000 in 2003, an increase of $79,497,000 or 58.4%. Existing operations accounted for 26.9%, while 29.7% was attributable to the radio business and 1.8% to the variable interest entities. The Company's television segment had operating income of $177,065,000 in 2004 and $143,909,000 in 2003, an increase of $33,156,000. Operating income related to the television variable interest entity, WLII, was $1,377,000. The Company's radio segment had operating income of $40,452,000 in 2004. The Company's music segment had operating income of $4,744,000 in 2004 and $957,000 in 2003, an increase of $3,787,000. Operating income related to the music variable interest entity, Disa, was $1,056,000. The Company's Internet segment had an operating loss of $6,606,000 in 2004 and $8,708,000 in 2003, an improvement of $2,102,000. The Company's Internet segment is expected to generate an operating loss in 2004. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, the Company's operating income increased from 23.4% in 2003 to 25.4% in 2004.

        Interest Expense, Net.    Interest expense decreased to $31,079,000 in 2004 from $37,211,000 in 2003, a decrease of $6,132,000 or 16.5%. The decrease is due primarily to lower interest rates on borrowings.

        Stock dividend.    In January 2004, the Company, Equity Broadcasting Corporation ("EBC") and others agreed to amend EBC's Articles of Incorporation to allow shares of Series A convertible preferred stock of EBC to receive a stock dividend of 7% of the original issue price commencing on the date of the initial issuance, which was June 8, 2001. The dividend would be paid in preference to all other junior stock as and when declared or on liquidation, would be added to amounts received on redemption and would be converted on conversion into common stock. Since the Company was not entitled to the dividend prior to January 2004, the Company recorded a stock dividend of $5,094,000 in the first quarter of 2004 based on the Company's initial investment of approximately $26,000,000 made in June 2001. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. The stock dividend income for the six months ended June 30, 2004 was $5,547,000. The EBC stockholders approved the Articles amendment in July 2004.

        Noncontrolling interest.    Under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family, and WLII, which is owned 100% by Raycom (See Note 7 to the Condensed Consolidated Financial Statements). Consequently, the Company recorded a noncontrolling interest charge of $1,496,000 in 2004, which consists of $417,000 related to the Chavez family's 50% ownership of Disa and $1,079,000 related to Raycom's 100% ownership of WLII. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company's net income. WLII's net income has no impact on our net income since Raycom owns 100% of WLII.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $1,967,000 in 2004 from $8,018,000 in 2003, an improvement of $6,051,000 due to lower equity losses of $6,628,000, offset by net losses of $577,000 related to other various items. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition. Therefore, the Company did not record an Entravision equity income or loss in its results of operating in 2004, but did record an equity loss in unconsolidated subsidiary related to its Entravision investment of $4,273,000 in 2003. Under the guidelines of FIN 46, the Company began consolidating the VIE, Disa, as of March 31, 2004, which had been previously reported under the equity method. As a result, the Company had a decrease of $3,275,000 in equity loss in unconsolidated subsidiaries in 2004 when compared to 2003. There were other equity loss increases of $920,000 when comparing 2004 to 2003.

        Gain on Change in Entravision Ownership Interest.    The gain on change in Entravision ownership interest was $1,457,000 in 2003. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allowed the Company to recognize gains and losses from its unconsolidated subsidiaries' stock issuances. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition, and stopped recognizing these gains and losses.

        Provision for Income Taxes.    In 2004, the Company reported an income tax provision of $69,593,000, representing $40,612,000 of current tax expense and $28,981,000 of deferred tax expense. In 2003, the Company reported an income tax provision of $36,112,000, representing $19,100,000 of current tax expense and $17,012,000 of deferred tax expense. The total effective tax rate was 37.6% in 2004 and 40% in 2003. The Company's effective tax rate of 37.6% for 2004 is lower than the 40% for 2003 due primarily to a tax benefit recorded in the second quarter of 2004 of $4,737,000, resulting from the resolution of various federal and state income tax audits, offset in part by the favorable settlement of various state tax audits in the first quarter of 2003.

        Net Income.    As a result of the above factors, the Company reported net income in 2004 of $115,297,000 compared to net income of $54,372,000 in 2003, an increase of $60,925,000 or 112.1%. Following the adoption of FIN 46 on March 31, 2004, the Company's inclusion of the variable interest entities, Disa and WLII, in the Company's results of operations did not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company's net income. WLII's net income had no impact on our net income since Raycom owns 100% of WLII. As a percentage of net revenues, the Company's net income increased from 9.3% in 2003 to 13.6% in 2004.

        Operating Income before Depreciation and Amortization.    Operating income before depreciation and amortization increased to $267,644,000 in 2004 from $175,398,000 in 2003, an increase of $92,246,000 or 52.6%. Existing operations accounted for 20.2%, while 28.9% was attributable to the radio business and 3.5% to the variable interest entities. As a percentage of net revenues, the Company's operating income before depreciation and amortization increased from 30.1% in 2003 to 31.6% in 2004.

        The Company uses the key indicator of "operating income before depreciation and amortization" primarily to evaluate the Company's operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company's ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company's performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
(Dollars in thousands)
	2004	2003
	(unaudited)	(unaudited)
Operating income before depreciation and amortization	$267,644	$175,398
Depreciation and amortization	51,989	39,240

Operating income	215,655	136,158
Other expense / (income):
Interest expense, net	31,079	37,211
Amortization of deferred financing costs	1,770	1,902
Stock dividend	(5,547)	—
Equity loss in unconsolidated subsidiaries and other	1,967	8,018
Gain on change in Entravision ownership interest	—	(1,457)
Noncontrolling interest	1,496	—
Provision for income taxes	69,593	36,112

Net income	$115,297	$54,372

	Six Months Ended June 30, 2004
(Dollars in thousands)
	Consolidated		Television		Radio	Music		Internet
Operating income (loss) before depreciation and amortization	$267,644	(a)	$209,397	(a)	$50,631	$12,169	(a)	$(4,553)
Depreciation and amortization	51,989		32,332		10,179	7,425		2,053

Operating income (loss)	$215,655		$177,065		$40,452	$4,744		$(6,606)

(a)
Consolidated VIE operating income before depreciation and amortization totaled $6,182, the television and music VIEs contributed $1,764 and $4,418 to the total, respectively.

	Six Months Ended June 30, 2003
	Consolidated	Television	Radio(b)	Music	Internet
Operating income (loss) before depreciation and amortization	$175,398	$175,148	$—	$6,349	$(6,099)
Depreciation and amortization	39,240	31,239	—	5,392	2,609

Operating income (loss)	$136,158	$143,909	$—	$957	$(8,708)

(b)
Univision Radio acquired 9/22/03

Three Months Ended June 30, 2004 ("2004"), Compared to Three Months Ended June 30, 2003 ("2003")

        Revenues.    Net revenues were $495,291,000 in 2004 compared to $320,187,000 in 2003, an increase of $175,104,000 or 54.7%. Existing operations accounted for 16.7%, while 28.4% was attributable to the radio business, resulting from our acquisition of HBC on September 22, 2003, and 9.6% to the variable interest entities that began to be consolidated by the Company on March 31, 2004. The Company's television segment revenues were $349,644,000 in 2004 compared to $287,922,000 in 2003, an increase of $61,722,000 or 21.4%. The growth was primarily attributable to the Company's three television networks, resulting primarily from increased viewership and higher rates for advertising spots. The owned-and-operated stations also had increased revenues, attributable primarily to the Los Angeles, Phoenix, New York, Houston and Austin markets, offset in part by a small decrease in the Dallas market. The variable interest entity, WLII, added $14,254,000, or 5% to the net revenues of the television segment. The Company's radio segment, which began operating for the Company following the acquisition of HBC on September 22, 2003, generated revenues of $91,047,000 in 2004. The Company's music segment generated revenues of $50,375,000 in 2004 compared to $29,130,000 in 2003, an increase of $21,245,000 or 72.9%. The variable interest entity, Disa, added $16,350,000, or 56.1% to the net revenues of the music segment. The remainder of the increase is due primarily to the success of certain album releases in 2004. The Company's Internet segment had revenues of $4,225,000 in 2004 compared to $3,135,000 in 2003, an increase of $1,090,000 or 34.8%, primarily related to an increase in advertisers.

        Expenses.    Direct operating expenses increased to $171,275,000 in 2004 from $124,680,000 in 2003, an increase of $46,595,000 or 37.4%. Existing operations accounted for 11.3%, while 12.3% was attributable to the radio business and 13.8% to the variable interest entities. The Company's television segment direct operating expenses were $125,378,000 in 2004 compared to $104,486,000 in 2003, an increase of $20,892,000 or 20%. The increase is due to increased programming costs of $3,413,000, increased license fees paid of $7,426,000 under our Program License Agreements, increased news and technical costs of $2,008,000 and variable interest entity costs related to WLII of $8,045,000. The Company's radio segment had direct operating expenses of $15,290,000 in 2004. The Company's music segment's direct operating expenses were $27,275,000 in 2004 compared to $17,077,000 in 2003, an increase of $10,198,000. The music segment's variable interest entity cost related to Disa was $9,155,000. The Company's Internet segment had direct operating expenses of $3,332,000 in 2004 compared to $3,117,000 in 2003, an increase of $215,000 or 6.9%. As a percentage of net revenues, the Company's direct operating expenses decreased from 38.9% in 2003 to 34.6% in 2004.

        Selling, general and administrative expenses increased to $146,509,000 in 2004 from $87,316,000 in 2003, an increase of $59,193,000 or 67.8%. Existing operations accounted for 12.6%, while 46.9% was attributable to the radio business and 8.3% to the variable interest entities. The Company's television segment selling, general and administrative expenses were $89,924,000 in 2004 compared to $75,523,000 in 2003, an increase of $14,401,000 or 19.1%. The increase is due in part to increased compensation costs of $5,401,000, increased selling costs of $1,042,000 reflecting higher sales in 2004, increased research costs of $758,000 and variable interest entity costs related to WLII of $4,445,000. The Company's radio segment had selling, general and administrative expenses of $40,939,000 in 2004. The Company's music segment had selling, general and administrative expenses of $12,690,000 in 2004 compared to $9,271,000 in 2003, an increase of $3,419,000. The music segment's variable interest entity cost related to Disa was $2,777,000. The Company's Internet segment had selling, general and administrative expenses of $2,956,000 in 2004 compared to $2,522,000 in 2003, an increase of $434,000, in part related to increased selling costs. As a percentage of net revenues, the Company's selling, general and administrative expenses increased from 27.3% in 2003 to 29.6% in 2004.

        Depreciation and Amortization.    Depreciation and amortization increased to $27,303,000 in 2004 from $19,448,000 in 2003, an increase of $7,855,000 or 40.4%. The radio business accounted for 25.9% and the variable interest entities for 19.3%, while existing operations accounted for a decrease of 4.8%. The Company's depreciation expense increased to $20,129,000 in 2004 from $16,952,000 in 2003, an increase of $3,177,000 primarily due to increased capital expenditures and acquisitions. The variable interest entities accounted for $444,000 of the increase. The Company had amortization of intangible assets of $7,174,000 and $2,496,000 in 2004 and 2003, respectively, an increase of $4,678,000, which is due primarily to an increase of $2,028,000 related to the acquisition of HBC on September 22, 2003 and $3,305,000 related to the variable interest entities, offset in part by a reduction of intangible assets being amortized, primarily artist contracts, acquired as a result of our acquisition of Fonovisa in April 2002 of $661,000. Depreciation and amortization expense for the television segment increased by

$293,000 to $16,083,000 in 2004 from $15,790,000 in 2003 due to increased depreciation primarily related to higher capital expenditures and station assets acquired. Depreciation and amortization related to the television variable interest entity, WLII, was $387,000. Depreciation and amortization expense for the radio segment was $5,044,000 in 2004, $3,016,000 related to depreciation expense and $2,028,000 to intangible amortization related to the preliminary valuation of amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts are being amortized over a nine-month period that expired in June 2004. Depreciation and amortization expense for the music segment increased by $2,775,000 to $5,151,000 in 2004 from $2,376,000 in 2003. The music variable interest entity, Disa, accounted for $3,362,000 of the increase, which was offset by decrease of $587,000 related to the reduction of intangible assets being amortized, primarily related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years, but most will be amortized in the first three years following the acquisition. Depreciation and amortization expense for the Internet segment decreased by $257,000 to $1,025,000 in 2004 from $1,282,000 in 2003.

        Operating Income.    As a result of the above factors, operating income increased to $150,204,000 in 2004 from $88,743,000 in 2003, an increase of $61,461,000 or 69.3%. Existing operations accounted for 33%, while 33.6% was attributable to the radio business and 2.7% to the variable interest entities. The Company's television segment had operating income of $118,259,000 in 2004 and $92,123,000 in 2003, an increase of $26,136,000. Operating income related to the television variable interest entity, WLII was $1,377,000. The Company's radio segment had operating income of $29,774,000 in 2004. The Company's music segment had an operating income of $5,259,000 in 2004 and $406,000 in 2003, an increase of $4,853,000. Operating income related to the music variable interest entity, Disa, was $1,056,000. The Company's Internet segment had an operating loss of $3,088,000 in 2004 and $3,786,000 in 2003, an improvement of $698,000. The Company's Internet segment is expected to generate an operating loss in 2004. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, the Company's operating income increased from 27.7% in 2003 to 30.3% in 2004.

        Interest Expense, Net.    Interest expense decreased to $15,396,000 in 2004 from $18,619,000 in 2003, a decrease of $3,223,000 or 17.3%. The decrease is due primarily to lower interest rates on borrowings.

        Stock dividend.    The Company recorded a stock dividend income for the three months ended June 30, 2004 of $453,000.

        Noncontrolling interest.    The Company recorded a noncontrolling interest charge of $1,496,000 in 2004, which consists of $417,000 related to the Chavez family's 50% ownership of Disa and $1,079,000 related to Raycom's 100% ownership of WLII. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company's net income. WLII's net income has no impact on our net income since Raycom owns 100% of WLII.

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $864,000 in 2004 from $1,522,000 in 2003, an improvement of $658,000 due to lower equity losses of $1,180,000, offset by net losses of $522,000 related to other various items. Under the guidelines of FIN 46, the Company began consolidating the VIE, Disa, as of March 31, 2004, which had been previously reported under the equity method. As a result, the Company had a decrease of $1,319,000 in equity loss in unconsolidated subsidiaries in 2004 when compared to 2003. There were other equity loss increases of $139,000 when comparing 2004 to 2003.

        Gain on Change in Entravision Ownership Interest.    The gain on change in Entravision ownership interest was $1,753,000 in 2003. These gains were derived in accordance with Securities and Exchange

Commission guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allowed the Company to recognize gains and losses from its unconsolidated subsidiaries' stock issuances. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition, and stopped recognizing these gains and losses.

        Provision for Income Taxes.    In 2004, the Company reported an income tax provision of $48,266,000, representing $27,175,000 of current tax expense and $21,091,000 of deferred tax expense. In 2003, the Company reported an income tax provision of $27,791,000, representing $13,958,000 of current tax expense and $13,833,000 of deferred tax expense. The total effective tax rate was 36.6% in 2004 and 40% in 2003. The Company's effective tax rate of 36.6% for 2004 is lower than the 40% for 2003 due primarily to a tax benefit recorded in the second quarter of 2004 of $4,737,000, resulting from the resolution of various federal and state income tax audits.

        Net Income.    As a result of the above factors, the Company reported net income in 2004 of $83,744,000 compared to net income of $41,613,000 in 2003, an increase of $42,131,000 or 101.2%. Following the adoption of FIN 46 on March 31, 2004, the Company's inclusion of the variable interest entities, Disa and WLII, in the Company's results of operations did not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company's net income. WLII's net income had no impact on the our net income since Raycom owns 100% of WLII. As a percentage of net revenues, the Company's net income increased from 13% in 2003 to 16.9% in 2004.

        Operating Income before Depreciation and Amortization.    Operating income before depreciation and amortization increased to $177,507,000 in 2004 from $108,191,000 in 2003, an increase of $69,316,000 or 64.1%. Existing operations accounted for 26.2%, while 32.2% was attributable to the radio business and 5.7% to the variable interest entities. As a percentage of net revenues, the Company's operating income before depreciation and amortization decreased from 33.8% in 2003 to 35.8% in 2004.

        The Company uses the key indicator of "operating income before depreciation and amortization" primarily to evaluate the Company's operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company's ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company's performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
(Dollars in thousands)
	2004	2003
	(unaudited)	(unaudited)
Operating income before depreciation and amortization	$177,507	$108,191
Depreciation and amortization	27,303	19,448

Operating income	150,204	88,743
Other expense / (income):
Interest expense, net	15,396	18,619
Amortization of deferred financing costs	891	951
Stock dividend	(453)	—
Equity loss in unconsolidated subsidiaries and other	864	1,522
Gain on change in Entravision ownership interest	—	(1,753)
Noncontrolling interest	1,496	—
Provision for income taxes	48,266	27,791

Net income	$83,744	$41,613

	Three Months Ended June 30, 2004
(Dollars in thousands)
	Consolidated		Television		Radio	Music		Internet
Operating income (loss) before depreciation and amortization	$177,507	(a)	$134,342	(a)	$34,818	$10,410	(a)	$(2,063)
Depreciation and amortization	27,303		16,083		5,044	5,151		1,025

Operating income (loss)	$150,204		$118,259		$29,774	$5,259		$(3,088)

(a)
Consolidated VIE operating income before depreciation and amortization totaled $6,182, the television and music VIEs contributed $1,764 and $4,418 to the total, respectively.

	Three Months Ended June 30, 2003
	Consolidated	Television	Radio(b)	Music	Internet
Operating income (loss) before depreciation and amortization	$108,191	$107,913	$—	$2,782	$(2,504)
Depreciation and amortization	19,448	15,790	—	2,376	1,282

Operating income (loss)	$88,743	$92,123	$—	$406	$(3,786)

(b)
Univision Radio acquired 9/22/03

Liquidity and Capital Resources

        The Company's primary source of cash flow is its television and radio operations. Funds for debt service, capital expenditures and operations historically have been, and we expect will continue to be provided by, funds from operations and by borrowings. Cash flow from operations was $172,255,000 for the six months ended June 30, 2004 and cash on hand at June 30, 2004 was $79,733,000, including $16,070,000 from the variable interest entities.

Capital Expenditures

        Capital expenditures totaled $82,543,000 for the six months ended June 30, 2004. This amount includes the purchase of a building used primarily by its Los Angeles television stations for $52,500,000 in March 2004. The Company had previously capitalized the Los Angeles building lease as a fixed asset for approximately $42,000,000. The Company's capital expenditures exclude the capitalized lease obligations of the Company. In 2004, the Company plans on spending approximately $122,500,000, excluding the purchase of the Los Angeles building, which consists of $18,000,000 for the build-out of the Houston, Puerto Rico, Austin and Fresno stations, $26,000,000 for Univision Network upgrades and facilities expansion, $17,500,000 for radio station facility upgrades, $15,500,000 for towers, transmitters, antennas and digital technology, $10,000,000 for TeleFutura Network upgrades and facilities expansion and approximately $35,500,000 for normal capital improvements and management information systems.

Debt Instruments

        The Company's 7.85% senior notes due 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year. On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company's 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. As part of the $700,000,000 note transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective and the accounting is not expected to have a material impact on future earnings.

        All of the Company's senior notes are the Company's senior unsecured obligations, are equal in right of payment with all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company's future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company's guarantors, who are described below. The Company has the option to redeem all or a portion of the senior notes at any time at the redemption prices set forth in the note indenture. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the senior notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

        At June 30, 2004, the Company had a $600,000,000 credit facility with a syndicate of commercial lenders. The credit facility consists of a $100,000,000 term loan and a $500,000,000 revolving credit facility. Both the term loan and the credit facility will mature on July 18, 2006. At June 30, 2004, the Company had borrowings of $100,000,000 outstanding under its term loan and $30,000,000 outstanding under its revolving credit facility. In addition, the Company has approximately $30,000,000 of letters of credit outstanding, which primarily include $20,000,000 that can be drawn upon under certain circumstances if the Company does not exercise its option to acquire the two Puerto Rico stations described below and $8,000,000 related to the FIFA World Cup Agreement.

        Loans made under the revolving credit facility and term loan bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's term loans ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin on its term loans was 1.25% for the six months ended June 30, 2004. During the six months ended June 30, 2004, the interest rates applicable to the Company's bank credit facilities ranged from approximately 2.34% to 2.77% for LIBOR rate loans and 4.25% for prime rate loans. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the six months ended 2004, the Company's effective interest rate on its bank debt and senior notes was approximately 4%.

        The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its Program License Agreements in a manner the lenders determine is materially adverse to the Company. At June 30, 2004, the Company was in compliance with its financial covenants.

        The subsidiaries that guarantee the Company's obligations under its credit agreement also guarantee the senior notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The Company's variable interest entities, which are not owned by the Company, do not guarantee the Company's bank credit agreement or senior notes. The guarantees of the obligations under the revolving credit facility, term loan and the senior notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's. The Company's senior unsecured debt is currently rated BBB- by Standard & Poor's Rating Services and Baa2 by Moody's Investor Service, Inc.

Acquisitions

        On September 22, 2003, the Company completed its acquisition of HBC in which each share of HBC common stock was exchanged for 0.85 of a share of the Company's Class A common stock. See Note 2 to the Condensed Consolidated Financial Statements.

        In the six months of 2004, the Company acquired the assets of two radio stations in Long Island, New York and Fresno, California for an aggregate amount of approximately $68,000,000 and the assets of a television station in Sacramento, California for an aggregate amount of approximately $65,000,000. In the six months of 2003, the Company acquired the stock or assets of three full-power television stations in Fresno, California, Raleigh, North Carolina and Albuquerque, New Mexico for an aggregate amount of approximately $74,000,000.

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

Contractual Obligations & Other Pending Transactions

        The Company has an option that expires on December 31, 2004 to acquire for $190,000,000 two television stations in Puerto Rico that it is currently operating under a time brokerage agreement. If the Company decides to exercise its option, the funds will come primarily from the Company's revolving credit facility. On December 23, 2003, the Company entered into a 40-year lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building will be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2005. The sum of the lease payments will be approximately $67,000,000 over 40 years beginning on the expected lease commencement date of August 31, 2005. The lease has been capitalized by the Company at its estimated fair value of $30,385,000. Additionally, if the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's purchase price for the stations (including costs) during a period of 90 days from the closing of the Company's acquisition of the stations.

        In April 2001, the Company launched a music recording and publishing division, Univision Music Group. In June 2001, the Company acquired a 50% interest in Disa. The Company has a call right and the Chavez family, who own the other 50% interest in Disa, has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

        In January 2004, the Company amended its employment arrangement with José Behar, President and Chief Executive Officer of Univision Music Group, and assigned the employment agreement to Univision Music LLC, and as a result has amended the operating agreement of Univision Music LLC. Under the terms of the amended operating agreement, in 2006, Diara Inc., which is wholly-owned by José Behar, has a put right and the Company has a call right that would require the Company to purchase a portion of Diara's interest in Univision Music LLC. In 2009, Diara has a put right and the Company has a call right that would require the Company to purchase the remainder of Diara's interest in Univision Music LLC.

        In August 2004, the Company and Televisa finalized working capital adjustments related to the Company's Fonovisa acquisition completed in April 2002. The Company received approximately $16,500,000 which has been accounted for as an adjustment to the Fonovisa purchase price resulting in a reduction to goodwill and minor adjustments to certain current assets and liabilities.

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

        At June 30, 2004, the Company had a non-voting ownership interest in Entravision of approximately 30%. The Company owns 369,266 shares of Entravision Series U preferred stock, which are convertible into 36,926,623 of Entravision's Class A common stock shares. As part of the consent decree pursuant to which the United States Department of Justice approved our acquisition of HBC, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The Company's ownership of Entravision on a fully converted basis is approximately 27%. At this time, the Company cannot determine the timing of the sale of the Entravision stock, the cash that will be realized or whether the transactions will result in gains or losses in our results of operations. The Entravision Class A common stock has been trading below our cost price per share since early May 2004. The Company is monitoring Entravision's stock price, overall business and media market to determine if the decline in the value of our investment in Entravision is other than temporary. If the Company concludes that the decline in the investment is other that temporary, we will book an impairment loss in the future. The sale of the stock will have no impact on the Company's existing television station affiliation agreements with Entravision. Entravision is restricted under its credit agreement from making dividend payments.

        Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations listed below, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank credit facility, will be adequate to meet liquidity needs in the near and foreseeable future.

        Below is a summary of the Company's major contractual payment obligations as of June 30, 2004:

Major Contractual Obligations
As of June 30, 2004

	Payments Due By Period
$ in thousands
	2004	2005(a)	2006(b)	2007	2008	Thereafter	TOTAL
Bank debt	$—	$—	$100,000	$—	$—	$—	$100,000
Estimated bank debt interest	2,513	144	—	—	—	—	2,657
Senior notes principal	—	—	250,000	200,000	250,000	500,000	1,200,000
Senior notes interest-fixed	19,625	39,250	39,250	39,250	39,250	117,750	294,375
Senior notes interest-variable	6,228	12,455	12,455	8,286	4,631	—	44,055
Operating leases	17,241	33,439	31,363	28,089	25,734	153,958	289,824
Capital leases	3,793	7,680	7,460	7,260	7,260	51,530	84,983
Puerto Rico building lease	—	432	1,296	1,296	1,296	62,780	67,100
Spanish programming(c)	33,754	37,183	88,500	17,736	12,976	22,185	212,334
English programming(d)	2,889	4,914	3,470	1,350	1,361	1,574	15,558
Research tools, primarily Nielsen	12,314	21,166	16,478	465	—	—	50,423
Acquisition/Construction permit	24,538	—	—	—	—	—	24,538
Music license fees	6,028	7,544	7,802	3,450	—	—	24,824
TuTV LLC(e)	1,000	2,000	1,000	—	—	—	4,000

	$129,923	$166,207	$559,074	$307,182	$342,508	$909,777	$2,414,671

(a)
The Company has an option that expires on December 31, 2004 to acquire for $190,000,000 WLII in Puerto Rico.

(b)
The Company, who owns 50% of Disa, has a call right and the Chavez family, who own the other 50% interest in Disa, has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

(c)
Amounts exclude the license fees that will be paid in accordance with the Program License Agreements, which is based on approximately 15% of Combined Net Time Sales.

(d)
Programming costs relates to the USA Broadcasting acquisition in 2001.

(e)
The Company has a contractual obligation to fund up to $20,000,000 in the first three years. As of June 30, 2004, the Company has funded $3,500,000 and does not anticipate spending more than $4,000,000 through March 31, 2006.

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

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its variable rate instruments (its bank loan of $130,000,000 and its senior notes of $700,000,000) at June 30, 2004, a change of 10% in interest rates would have an impact of approximately $1,700,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has immaterial foreign exchange exposure in Mexico.

        On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company's 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. In connection with the transaction, the Company entered into a fixed-to-floating interest rate swap that results in a perfectly effective fair value hedge. The accounting for the fair value hedge is not expected to have a material impact on future earnings.

        Under the interest rate swap contract, the Company agreed to receive a fixed rate payment for a floating rate payment. Since the fair value hedge is perfectly effective under the guidelines of Financial Accounting Standards Board No. 133 "Accounting for Derivative Instruments and Hedging Activities", the changes in the fair value of interest rate swap are expected to perfectly offset the changes in the fair value of the senior notes. On a quarterly basis, the Company adjusts the carrying amount of the swap to its fair value and adjusts the carrying amount of the senior notes by the same amount to reflect its change in its fair value attributable to the hedged risk. There is no hedge ineffectiveness to be recorded to earnings. The Company will monitor the credit ratings of the counter party and obtain fair value swap valuations from the counter parties and third parties on a quarterly basis.

Item 4. Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of June 30, 2004, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company's business.

Part II

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on May 12, 2004, at which stockholders elected Directors and two Alternate Directors and ratified the appointment of Ernst & Young LLP as the Company's independent public accountant for the fiscal year 2004 and approved the 2004 Performance Award Plan. The number of shares of the Company's Class A, Class P, Class T and Class V Stock present at the meeting, by proxy or in person, collectively represented 94% of the voting interest of classes of stock outstanding and eligible to vote at the Annual Meeting.

        The holders of the Class A and Class P elected all seven Class A/P Directors as follows:

Nominees	Votes For	Votes Withheld
A. Jerrold Perenchio	503,387,738	84,450,028
Fernando Aguirre	574,108,455	13,729,311
Harold Gaba	566,174,756	21,663,010
Alan F. Horn	551,850,799	35,986,967
John G. Perenchio	503,239,183	84,598,583
Ray Rodriguez	506,076,126	81,761,640
McHenry T. Tichenor, Jr.	506,097,251	81,740,515

        The holders of the Class V Common Stock elected Gustavo Cisneros as the Class V Director and Alejandro Rivera as the Class V Alternate Director. All 17,837,164 shares of Class V Common Stock present at the meeting were voted in favor of their election.

        The holders of the Class T Common Stock elected Emilio Azcárraga Jean as the Class T Director and Alfonso De Angoitia as the Class T Alternate Director. All 13,593,034 shares of Class T Common Stock present at the meeting were voted in favor of their election.

        The votes cast by the holders of the Class A, Class P, Class T and Class V for the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountant were as follows: 581,479,414 for, 4,921,030 against and 1,437,322 abstained.

        The votes cast by the holders of the Class A, Class P, Class T and Class V for the adoption of the 2004 Performance Award Plan were as follows: 502,406,664 for, 63,354,683 against and 1,524,572 abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1	Employment Agreement dated as of July 1, 2004 between Univision Management Company and Andrew Hobson
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

        On May 6, 2004, the Company furnished a Form 8-K issuing a press release setting forth its financial results for the three months ended March 31, 2004. The information was provided on Item 12, "Results of Operations and Financial Condition."

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC. (Registrant)
August 6, 2004	By:	/s/ JEFFREY T. HINSON Jeffrey T. Hinson Executive Vice President and Chief Financial Officer

QuickLinks

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES INDEX
  Part I
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Financial Introduction
  Part I, Item 1
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share and per-share data)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three and Six Months Ended June 30, (Dollars in thousands, except share and per-share data) (Unaudited)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, (Dollars in thousands) (Unaudited)
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2004 (Unaudited)
  Part I, Item 2
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Form 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations
Major Contractual Obligations As of June 30, 2004
  Part I
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES SIGNATURE