Form 10-Q
period 2004-09-30
UNIVISION COMMUNICATIONS INC
filed 2004-11-08
CIK 1017008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.

(Exact Name of Registrant as specified in its charter)

Delaware	No. 95-4398884
(State of Incorporation)	(I.R.S. Employer Identification)

Univision Communications Inc.
1999 Avenue of the Stars, Suite 3050
Los Angeles, California  90067
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

YES ☒   NO ☐.

There were 255,829,156 shares of Class A Common Stock, including 1,017,180 shares of Company treasury stock, 36,962,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of October 12, 2004.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Financial Introduction

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for December 31, 2003.

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per-share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$86,352	$76,677
Accounts receivable, net	355,999	320,106
Program rights	33,788	39,836
Prepaid expenses and other	97,954	83,947
Total current assets	574,093	520,566
Property and equipment, net	561,301	555,469
Intangible assets, net	4,277,468	3,763,749
Goodwill, net	2,200,331	2,192,840
Deferred financing costs, net	11,260	14,104
Program rights	40,605	37,402
Investments in equity method investees	63,284	139,199
Investments in cost method investees	370,587	364,587
Other assets	58,660	55,001
Total assets	$8,157,589	$7,642,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$217,379	$209,373
Income taxes	16,930	6,050
Accrued interest	19,229	23,224
Accrued license fees	14,882	13,327
Deferred advertising revenues	—	4,250
Program rights obligations	22,558	26,762
Current portion of capital lease obligations	4,051	5,647
Total current liabilities	295,029	288,633
Long-term debt including accrued interest	1,197,469	1,295,078
Capital lease obligations	39,108	73,268
Deferred advertising revenues	—	5,460
Program rights obligations	32,489	25,579
Deferred tax liabilities	965,086	793,247
Other long-term liabilities	52,255	58,675
Total liabilities	2,581,436	2,539,940
Noncontrolling interest of variable interest entities	258,583	—
Stockholders’ equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; 0 issued and outstanding)	—	—
Common stock, $.01 par value (1,040,000,000 shares authorized; 324,220,894 and 323,245,149 shares issued, including shares in treasury, at September 30, 2004 and December 31, 2003, respectively)	3,242	3,232
Paid-in-capital	4,637,935	4,611,048
Deferred compensation	(1,974)	(2,410)
Retained earnings	702,136	513,438
Accumulated other comprehensive losses	(1,576)	(138)
	5,339,763	5,125,170
Less common stock held in treasury (1,017,180 shares at September 30, 2004 and December 31, 2003, respectively)	(22,193)	(22,193)
Total stockholders’ equity	5,317,570	5,102,977
Total liabilities and stockholders’ equity	$8,157,589	$7,642,917

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30,
(Dollars in thousands, except share and per-share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
Television, radio and Internet services	$422,538	$295,358	$1,193,940	$820,587
Music products and publishing	54,887	25,694	131,660	82,307
Total net revenues	477,425	321,052	1,325,600	902,894
Direct operating expenses of television, radio and Internet services	145,568	111,138	421,648	321,377
Direct operating expenses of music products and publishing	30,023	15,134	72,734	47,636
Total direct operating expenses (excluding depreciation expense)	175,591	126,272	494,382	369,013
Selling, general and administrative expenses (excluding depreciation expense)	133,966	84,910	395,706	248,613
Depreciation and amortization	23,907	19,935	75,896	59,175
Operating income	143,961	89,935	359,616	226,093
Other expenses / (income):
Interest expense, net	15,975	17,848	47,054	55,059
Loss on extinguishment of debt	467	—	467	—
Amortization of deferred financing costs	873	951	2,643	2,853
Stock dividend	(453)	—	(6,000)	—
Equity (income) loss in unconsolidated subsidiaries and other	(122)	(681)	1,845	7,337
Gain on change in Entravision ownership interest	—	(154)	—	(1,611)
Noncontrolling interest of variable interest entities	4,432	—	5,928	—
Income before taxes	122,789	71,971	307,679	162,455
Provision for income taxes	49,388	29,769	118,981	65,881
Net income	73,401	42,202	188,698	96,574
Other comprehensive (expense) income:
Currency translation adjustment (expense) income	(15)	(47)	(1,438)	72
Comprehensive income	$73,386	$42,155	$187,260	$96,646
Basic Earnings Per Share
Net income per share	$0.23	$0.18	$0.58	$0.42
Weighted average common shares outstanding	322,921,885	236,574,251	322,577,817	231,027,144
Diluted Earnings Per Share
Net income per share	$0.21	$0.16	$0.53	$0.37
Weighted average common shares outstanding	353,057,133	266,691,131	353,008,702	260,701,446

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Dollars in thousands)
(Unaudited)

	2004	2003
Net income	$188,698	$96,574
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	60,576	51,138
Loss on sale of fixed assets	393	41
Equity loss in unconsolidated subsidiaries	1,420	6,233
Amortization of intangible assets and deferred financing costs	17,964	10,891
Deferred income taxes	47,462	30,343
Stock dividend	(6,000)	—
Noncontrolling interest of variable interest entities	4,404	—
Loss on extinguishment of debt	467	—
Non-cash items	(53)	(3,359)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(15,118)	(3,706)
Program rights	4,265	1,945
Prepaid expenses and other assets	3,651	(212)
Accounts payable and accrued liabilities	(4,521)	14,348
Income taxes	10,108	19,614
Income tax benefit from options exercised	4,270	5,040
Accrued interest	(3,995)	(11,137)
Accrued license fees	1,555	1,685
Program rights obligations	2,445	(2,290)
Other, net	(5,491)	(4,079)
Net cash provided by operating activities	312,500	213,069
Cash flow from investing activities:
Acquisitions, net of acquired cash	(135,876)	(103,886)
Purchase of Los Angeles building	(52,530)	—
Capital expenditures	(47,315)	(37,127)
Investment in unconsolidated subsidiaries	1,604	(3,454)
Cash of variable interest entities	12,196	—
Other, net	516	(33)
Net cash used in investing activities	(221,405)	(144,500)
Cash flow from financing activities:
Proceeds from issuance of long-term debt	170,000	276,000
Repayment of long-term debt	(273,784)	(335,567)
Proceeds from issuance of common stock	599,426	—
Repurchase of common stock	(599,426)	—
Exercise of stock options	22,687	9,373
Payment of offering costs	(57)	—
Deferred financing costs	(266)	(82)
Net cash provided by financing activities	(81,420)	(50,276)
Net increase in cash	9,675	18,293
Cash beginning of year	76,677	35,651
Cash end of period	$86,352	$53,944
Supplemental disclosure of cash flow information:
Interest paid	$57,766	$43,234
Income taxes paid	$50,130	$10,466

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

1.   Organization of the Company

Univision Communications Inc. and its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), the leading Spanish-language media company in the United States, operates in four business segments: television, radio, music and Internet. The Company’s television operations include the Univision and TeleFutura networks, the Company’s owned and operated television stations and Galavisión, our cable network. Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its radio network and owned and operated radio stations. See Note 3 to the Condensed Consolidated Financial Statements. The Company’s music operations include the Univision Records label, Fonovisa Records label and a 50% interest in Disa Records, S.A. de C.V. (“Disa”), which is consolidated in accordance with the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), which was adopted by the Company on March 31, 2004. See Note 8 to the Condensed Consolidated Financial Statements. Univision Online, Inc. (“Univision Online”) operates the Company’s Internet portal, Univision.com.

2.   Recent Developments

In August 2004, the Company and Televisa finalized working capital adjustments related to the Company’s Fonovisa acquisition completed in April 2002. The Company received approximately $16,500,000, which has been accounted for as an adjustment to the Fonovisa purchase price resulting in a reduction to goodwill and minor adjustments to certain current assets and liabilities.

On September 30, 2004, Univision entered into an agreement with Salem Communications, Inc. to exchange the assets of WIND-AM (560 KHz, licensed to Chicago, Illinois), KOBT-FM (100.7 MHz, licensed to Winnie, Texas), KHCK-AM (1480 KHz, licensed to Dallas, Texas), and KOSL-FM (94.3 MHz, licensed to Jackson, California), serving the Chicago, Northern Houston, Dallas, and Sacramento markets, respectively, for the assets of WZFS-FM (106.7 MHz, licensed to Des Plaines, Illinois) and KSFB-FM (100.7 MHz, licensed to San Raphael, California), serving the Chicago and Northern San Francisco markets, respectively.

The estimated 2004 gross revenues and operating income associated with the stations we exchanged in the transaction, excluding WIND-AM, is less than $5,000,000 and a loss of $1,000,000, respectively. The Company will incur a one-time charge of up to $2,500,000 million related to severance and the closing of its Sacramento facilities.

The transaction is expected to be treated as a “like-kind” exchange of assets and is subject to regulatory approvals and other closing conditions. The transaction is expected to close in the first quarter of 2005. The Company will begin operating the stations pursuant to a local marketing agreement in November 2004.

3.   Acquisition of Hispanic Broadcasting Corporation

On September 22, 2003, the Company completed its acquisition of Hispanic Broadcasting Corporation (“HBC”) in which each share of HBC common stock was exchanged for 0.85 of a share of the Company’s Class A common stock. As a result of the acquisition, we issued approximately 92.7 million Class A common shares and we reserved approximately 5 million shares for issuance pursuant to

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

3.   Acquisition of Hispanic Broadcasting Corporation (Continued)

HBC stock options that we assumed in the acquisition. The 92.7 million shares were valued at $35.312 per share, determined by taking the average market price per share of Univision common stock for the two days prior, the day of and two days subsequent to the announcement date (June 12, 2002) of the acquisition. The HBC options were valued at approximately $80,000,000, which is included in the purchase price, using the Black-Scholes option pricing model and the acquisition costs to date totals approximately $31,900,000.

The Company has allocated the purchase price to FCC licenses, goodwill, advertising-related intangibles and favorable leases based upon the final appraisal of the assets acquired and liabilities assumed of Univision Radio. For the nine months ended September 30, 2004, the Company incurred amortization expense of $3,849,000 related to Univision Radio’s amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts were being amortized over a nine-month period that expired in June 2004. The favorable leases are being amortized over various periods through the year 2042 to rent expense (effective October 1, 2004).

Purchase Price Allocation	(Dollars in thousands)
Purchase price	$3,353,286
Estimated net liabilities assumed	102,154
Acquisition costs	31,885
Deferred tax liability on identified intangibles	543,044
Deferred tax asset on identified intangibles	(5,504)
Intangible assets and goodwill	4,024,865
FCC licenses	(2,486,307)
Favorable leases	(4,965)
Advertiser related intangibles, primarily advertiser contracts	(4,991)
Other intangible assets	(2,516)
Goodwill	$1,526,086

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

3.   Acquisition of Hispanic Broadcasting Corporation (Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 Actual	2003 Pro forma	2004 Actual	2003 Pro forma
	(Dollars in thousands except per share data)
Net revenues	$477,425	$394,801	$1,325,600	$1,106,829
Net income	$73,401	$43,981	$188,698	$112,719
Basic Earnings Per Share	$0.23	$0.14	$0.58	$0.35
Diluted Earnings Per Share	$0.21	$0.12	$0.53	$0.32

Pro forma net income includes merger costs incurred by HBC and charged to operating expenses of $13,066,000 ($12,500,000, net of tax) and $14,266,000 ($13,700,000, net of tax) for the three and nine months ended September 30, 2003.

4.   Changes in Common Stock and Paid-in-Capital

During the three months ended September 30, 2004, options were exercised for 639,751 shares of Class A Common Stock resulting in an increase to Common Stock of $6,398, and an increase to paid-in-capital of $17,620,000, which included a tax benefit associated with the transactions of $2,658,000. During the nine months ended September 30, 2004, options were exercised for 975,745 shares of Class A Common Stock, resulting in an increase to Common Stock of $9,757 and an increase to Paid-in-capital of $26,944,000, which included a tax benefit associated with the transactions of $4,270,000. Additionally, paid-in-capital decreased by $57,000 related to issuance costs for a stock transaction.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

5.   Earnings Per Share

The following is the reconciliation of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards (“SFAS”) No. 128 (“Earnings Per Share”):

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
(Dollars in thousands except share	Income	Shares	Per-Share	Income	Shares	Per-Share
and per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Earnings Per Share:
Net income	$73,401	322,921,885	$0.23	$42,202	236,574,251	$0.18
Effect of Dilutive Securities
Warrants	—	27,411,996		—	27,413,396
Options	—	2,723,252		—	2,703,484
Diluted Earnings Per Share:
Net income	$73,401	353,057,133	$0.21	$42,202	266,691,131	$0.16

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
(Dollars in thousands except share	Income	Shares	Per-Share	Income	Shares	Per-Share
and per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Earnings Per Share:
Net income	$188,698	322,577,817	$0.58	$96,574	231,027,144	$0.42
Effect of Dilutive Securities
Warrants	—	27,413,300		—	27,409,117
Options	—	3,017,585		—	2,265,185
Diluted Earnings Per Share:
Net income	$188,698	353,008,702	$0.53	$96,574	260,701,446	$0.37

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for 2003. As allowed by SFAS No. 123, the Company follows the disclosure requirements of SFAS No. 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued with an exercise price equal to fair market value.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

5.   Earnings Per Share (Continued)

Had compensation cost for the Company’s 2004 Performance Award Plan (which incorporates our previous plan) been determined based on the fair value at the grant date for awards in the three and nine months ended September 30, 2004 and 2003, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share available to common stockholders would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2004	2003	2004	2003
	(In thousands, except per-share data)
Net income—as reported	$73,401	$42,202	$73,401	$42,202
Stock-based compensation expense, net of tax—actual	559	—	559	—
Net income—adjusted	73,960	42,202	73,960	42,202
Stock-based employee compensation, net of tax-pro forma	9,258	7,276	9,258	7,276
Net income—pro forma	$64,702	$34,926	$64,702	$34,926
Earnings per share—as reported	$0.23	$0.18	$0.21	$0.16
Earnings per share—pro forma	$0.20	$0.15	$0.18	$0.13

	Nine Months Ended September 30,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2004	2003	2004	2003
	(In thousands, except per-share data)
Net income—as reported	$188,698	$96,574	$188,698	$96,574
Stock-based compensation expense, net of tax—actual	1,391	—	1,391	—
Net income—adjusted	190,089	96,574	190,089	96,574
Stock-based employee compensation, net of tax-pro forma	27,969	22,018	27,969	22,018
Net income—pro forma	$162,120	$74,556	$162,120	$74,556
Earnings per share—as reported	$0.58	$0.42	$0.53	$0.37
Earnings per share—pro forma	$0.50	$0.32	$0.46	$0.29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants for the three months ended September 30, 2004 and 2003 and nine months ended September 30, 2004 and 2003, respectively: dividend yield of 0%, expected volatility of 46.865%, 48.827%, 47.774% and 48.989%, risk-free interest rate of 3.87%, 3.39%, 2.99% and 3.36% and expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy, which results in higher compensation expense in the early years of the vesting period.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

6.   Business Segments

The Company’s principal business segment is television, which includes the operations of the Company’s Univision Network, TeleFutura Network, Galavisión, owned-and-operated stations and the variable interest entity WLII. In September 2003, the Company completed its acquisition of HBC, now called Univision Radio. The Company manages its television, radio, music and Internet businesses separately. Presented below is segment information pertaining to the Company’s television, radio, music and Internet businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net revenue:
Television	$328,084	$283,901	$937,034	$803,262
Radio	89,922	7,425	244,234	7,425
Music	54,887	25,694	131,660	82,307
Internet	4,532	4,032	12,672	9,900
Consolidated	477,425	321,052	1,325,600	902,894
Direct expenses:
Television	127,294	106,704	366,525	310,100
Radio	15,419	1,254	45,640	1,254
Music	30,023	15,134	72,734	47,636
Internet	2,855	3,180	9,483	10,023
Consolidated	175,591	126,272	494,382	369,013
Selling, general and administrative expenses:
Television	76,105	70,170	236,427	210,987
Radio	39,447	2,730	112,907	2,730
Music	15,383	9,462	37,276	27,224
Internet	3,031	2,548	9,096	7,672
Consolidated	133,966	84,910	395,706	248,613
Operating income (loss) before depreciation and amortization:
Television	124,685	107,027	334,082	282,175
Radio	35,056	3,441	85,687	3,441
Music	9,481	1,098	21,650	7,447
Internet	(1,354)	(1,696)	(5,907)	(7,795)
Consolidated	167,868	109,870	435,512	285,268
Depreciation and amortization:
Television	16,305	16,390	48,637	47,629
Radio	2,630	288	12,809	288
Music	3,997	2,239	11,422	7,631
Internet	975	1,018	3,028	3,627
Consolidated	23,907	19,935	75,896	59,175

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

6.   Business Segments (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Operating income (loss):
Television	108,380	90,637	285,445	234,546
Radio	32,426	3,153	72,878	3,153
Music	5,484	(1,141)	10,228	(184)
Internet	(2,329)	(2,714)	(8,935)	(11,422)
Consolidated	$143,961	$89,935	$359,616	$226,093
Capital expenditures:
Television	$13,416	$12,621	$90,362	$33,446
Radio	3,637	15	8,768	15
Music	133	260	272	2,768
Internet	116	152	443	898
Consolidated	$17,302	$13,048	$99,845	$37,127

	As of September 30,
	2004	2003
Total assets:
Television	$3,462,365	$3,078,624
Radio	4,300,966	4,549,501
Music	385,446	369,636
Internet	8,812	15,555
Consolidated	$8,157,589	$8,013,316

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

6.   Business Segments (Continued)

Reconciliation of Operating Income before Depreciation and Amortization to Net Income

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Operating income before depreciation and amortization	$167,868	$109,870	$435,512	$285,268
Depreciation and amortization	23,907	19,935	75,896	59,175
Operating income	143,961	89,935	359,616	226,093
Other expense / (income):
Interest expense, net	15,975	17,848	47,054	55,059
Loss on extinguishment of debt	467	—	467	—
Amortization of deferred financing costs	873	951	2,643	2,853
Stock dividend	(453)	—	(6,000)	—
Equity (income) loss in unconsolidated subsidiaries and other	(122)	(681)	1,845	7,337
Gain on change in Entravision ownership interest	—	(154)	—	(1,611)
Noncontrolling interest of variable interest entities	4,432	—	5,928
Income before taxes	122,789	71,971	307,679	162,455
Provision for income taxes	49,388	29,769	118,981	65,881
Net income	$73,401	$42,202	$188,698	$96,574

7.   Goodwill and Other Intangible Assets Amortization

Since the adoption of SFAS No. 142 in 2001, goodwill and other intangibles with an indefinite life, such as broadcast licenses, ceased being amortized after December 31, 2001. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

7.   Goodwill and Other Intangible Assets Amortization (Continued)

routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission (“FCC”). Over the last five years, all the television and radio licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until its useful life is no longer deemed to be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested annually (as of October 1) for impairment, or more frequently if circumstances indicate a possible impairment exists, in accordance with paragraph 17 of SFAS No. 142 and the Emerging Issues Task Force Issue 02-07, “Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets” (“EITF 02-07”). The Company is currently working on its 2004 impairment testing. The Company has evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2003, in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and has concluded that it did not have an impairment loss related to these assets. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives.

Below is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and estimated aggregate amortization expense for the years 2004 through 2009:

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$12,204	$8,496
Fonovisa contracts, primarily artist contracts	44,580	30,787	13,793
Disa contracts, primarily artist contracts	66,328	50,324	16,004
Advertiser related intangible, primarily advertiser contracts	4,991	4,377	614
Other amortizable intangibles	6,355	1,397	4,958
Total	$142,954	$99,089	43,865
Intangible Assets Not Being Amortized
Broadcast licenses			4,215,845
Goodwill			2,200,331
Music trademarks			15,800
Other intangible assets			1,958
Total			6,433,934
TOTAL NET INTANGIBLE ASSETS			$6,477,799

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

7.   Goodwill and Other Intangible Assets Amortization (Continued)

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$11,428	$9,272
Fonovisa contracts, primarily artist contracts	44,580	25,864	18,716
Advertiser related intangible, primarily advertiser contracts	5,765	1,817	3,948
Other amortizable intangibles	3,381	380	3,001
Total	$74,426	$39,489	34,937
Intangible Assets Not Being Amortized
Broadcast licenses			3,711,268
Goodwill			2,192,840
Music trademarks			15,800
Other intangible assets			1,744
Total			5,921,652
TOTAL NET INTANGIBLE ASSETS			$5,956,589

	SEGMENTS				TOTAL
	TELEVISION	RADIO	MUSIC	INTERNET	GOODWILL
	(Dollars in thousands)
Balance as of December 31, 2002	$320,260	$—	$186,151	$—	$506,411
Station acquisition-deferred tax liability	7,900	—	—	—	7,900
Fonovisa goodwill adjustment	—	—	4,673	—	4,673
Reclassification to program rights	(4,879)	—	—	—	(4,879)
Deferred tax asset	(1,869)	—	—	—	(1,869)
Radio goodwill acquired during the year	—	1,680,604	—	—	1,680,604
Balance as of December 31, 2003	321,412	1,680,604	190,824	—	2,192,840
Radio appraisal adjustment	—	(154,518)	—	—	(154,518)
Fonovisa goodwill adjustment	—	—	(16,535)	—	(16,535)
Consolidation of variable interest entities	89,409	—	89,135	—	178,544
Balance as of September 30, 2004	$410,821	$1,526,086	$263,424	$—	$2,200,331

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

7.   Goodwill and Other Intangible Assets Amortization (Continued)

(Dollars in thousands)
Estimated Current Year Amortization Expense
For the year ended 12/31/04	$22,700
Estimated Amortization Expenses
For the year ended 12/31/05	$13,400
For the year ended 12/31/06	$7,800
For the year ended 12/31/07	$5,600
For the year ended 12/31/08	$4,100
For the year ended 12/31/09	$2,800

The Company allocated the purchase price of its Radio business to FCC licenses, goodwill, advertising-related intangibles and favorable leases, which are included in other long-term assets, based upon the final appraisal of the assets acquired and liabilities assumed. The results of operations of Univision Radio have been included in the accompanying condensed consolidated statement of income since September 22, 2003. For the nine months September 30, 2004, the Company incurred amortization expense of $3,849,000 related to Univision Radio’s amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts are being amortized over a nine-month period that expired in June 2004. The favorable leases are being amortized over various periods through the year 2042 to rent expense.

8.   New Accounting Pronouncements

On March 31, 2004, the Company was required to adopt Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is the “primary beneficiary” of that entity. An entity is a VIE if, among other things, it has equity investors that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both.

Under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of Disa Records, which is a Mexico-based music recording and publishing company, owned 50% by the Company and 50% by the Chavez family, who manage the business. The Company has a call right and the Chavez family has a put right, beginning in June 2006, which requires the Company to purchase the remaining 50% of Disa Records for $75,000,000, subject to certain upward adjustments. As a result of Disa’s put right, the Company has the majority of expected losses that could arise from the variability of the fair value of Disa Records. Under the rules governing FIN 46, the Company is considered the primary beneficiary of Disa Records and consequently is required to consolidate Disa Records.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

8.   New Accounting Pronouncements (Continued)

In addition, under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of WLII/WSUR, Inc., a Delaware corporation (“WLII”) owned 100% by Raycom Media, Inc (“Raycom”). WLII owns two television stations in Puerto Rico. The Company has a time brokerage agreement and an option with Raycom that expires on December 31, 2004 to acquire the stations for approximately $190,000,000. The Company issued a non-refundable deposit of $20,000,000 in the form of a standby letter of credit in favor of Raycom that Raycom can draw on if the Company does not exercise the option to purchase the station under certain circumstances. Consequently, the Company has the majority of expected losses that could arise from the variability of the fair value of WLII. Therefore, the Company is considered the primary beneficiary of WLII and is required to consolidate its financial results.

The impact of consolidating the assets and liabilities of Disa Records and WLII is not material to the Company’s financial position. Disa Records and WLII each accounted for less than 5% of the consolidated assets of the Company at September 30, 2004. Prior periods were not restated upon the adoption of FIN 46. Since the Company adopted FIN 46 on March 31, 2004, the operating results of Disa Records and WLII are included in the operating results of the Company only for the six months ended September 30, 2004. Disa Records’ net revenues and operating income were favorable to the Company’s operating results and the Company’s net income remained the same, as it would have been under the equity method of accounting that we used before we adopted FIN 46. WLII’s net revenues and operating income were also favorable to the Company’s operating results, but our net income was not affected since Raycom owns 100% of WLII. The Company will continue to consolidate Disa Records under the guidelines of FIN 46 until the Company exercises its call right or the Chavez family exercises their put right and the Company purchases Disa Records. The Company will continue to consolidate WLII under the guidelines of FIN 46 until the Company exercises its option to purchase the Puerto Rico stations.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

8.   New Accounting Pronouncements (Continued)

The following represents the income statement and balance sheet information consolidated by the Company for Disa Records and the Puerto Rico stations:

	Three months ended September 30, 2004
	Combined VIEs	Disa Records	WLII
	(Dollars in thousands)
Net revenues	$36,087	$21,136	$14,951
Direct operating expenses (excluding depreciation expense)	17,632	10,092	7,540
Selling, general and administrative expenses (excluding depreciation expense)	10,058	5,595	4,463
Depreciation and amortization	2,714	2,316	398
Operating income	5,683	3,133	2,550
Noncontrolling interest of variable interest entities	4,432	1,367	3,065
Other expense / (income)	(523)	60	(583)
Income before taxes	1,774	1,706	68
Provision for income taxes	405	337	68
Net income	$1,369	$1,369	$—

	Six months ended September 30, 2004
	Combined VIEs	Disa Records	WLII
	(Dollars in thousands)
Net revenues	$66,691	$37,486	$29,205
Direct operating expenses (excluding depreciation expense)	34,832	19,247	15,585
Selling, general and administrative expenses (excluding depreciation expense)	17,280	8,372	8,908
Depreciation and amortization	6,463	5,678	785
Operating income	8,116	4,189	3,927
Noncontrolling interest of variable interest entities	5,928	1,785	4,143
Other expense / (income)	(228)	56	(284)
Income before taxes	2,416	2,348	68
Provision for income taxes	631	563	68
Net income	$1,785	$1,785	$—

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

8.   New Accounting Pronouncements (Continued)

	At September 30, 2004
	Combined VIEs	Disa Records	WLII
	(Dollars in thousands)
Cash	$23,137	$18,989	$4,148
Trade receivables, net	6,315	6,315	—
Prepaid and other current assets	13,051	11,907	1,144
Property and equipment, net	11,694	1,288	10,406
Intangibles, net	116,005	16,005	100,000
Goodwill, net	178,544	89,135	89,409
Other noncurrent assets	4,597	—	4,597
Total Assets	$353,343	$143,639	$209,704
Accrued liabilities	$19,949	$19,066	$883
Other noncurrent liabilities	11,545	—	11,545
Noncontrolling interest of variable interest entities	258,584	61,308	197,276
Total stockholders’ equity	63,265	63,265	—
Total liabilities and stockholders’ equity	$353,343	$143,639	$209,704

The Company’s Condensed Consolidated Statement of Cash Flows includes the cash from the variable interest entities in its investing activities.

Part I, Item 2

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Form 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Univision Communications Inc., together with its wholly owned subsidiaries (the “Company,” “we,” “us” and “our”), operates in four business segments:

•  Television:   The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations, and the Galavisión cable television network. For the nine months ended September 30, 2004, the television segment accounted for approximately 71% of the Company’s net revenues.

•  Radio:   On September 22, 2003, the Company completed its acquisition of Hispanic Broadcasting Corporation (“HBC”), now called Univision Radio. Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the nine months ended September 30, 2004, the radio segment accounted for approximately 18% of the Company’s net revenues.

•  Music:   The Company’s music recording and music publishing business, launched in April 2001, includes the Univision Records label, the Fonovisa Records label and Disa Records, which the Company began to consolidate on March 31, 2004 (See Note 8 to the Condensed Consolidated Financial Statements). For the nine months ended September 30, 2004, the music segment accounted for approximately 10% of the Company’s net revenues.

•  Internet:   Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the nine months ended September 30, 2004, the Internet segment accounted for approximately 1% of the Company’s net revenues.

The majority of the Company’s net revenues have been derived from its television segment. Television net revenues are generated from the sale of network, national and local spot advertising time, net of agency commissions, and station compensation paid to certain affiliates, as well as subscriber fees.

Also included in the Company’s total net revenues are the net revenues of Univision Radio, Univision Music Group, Univision Online and other revenues. Univision Radio’s primary source of revenues is the sale of broadcasting time for advertising, with a majority of revenues coming from local advertising and the remainder primarily from national spot and network advertising.

Direct operating expenses consist primarily of programming, news and technical costs. Our program license agreements (the “Program License Agreements”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and Corporacion Venezolana del Television, C.A. (VENEVISION) and its affiliates (“Venevision”) accounted for approximately 14% in the nine months ended September 30, 2004 and approximately 18% in the nine months ended September 30, 2003 of our operating expenses.

In addition to ongoing operations, management spent a significant amount of time focusing on several areas of expansion for the Company during the nine months ended September 30, 2004. We acquired the assets of two radio stations and one television station for an aggregate purchase price totaling approximately $133,000,000 in the first quarter of 2004. Management spent a considerable amount of time on the integration of Univision Radio, which was acquired September 22, 2003. In March 2004, the Company purchased a building used primarily by its Los Angeles television stations for $52,500,000. The Company had previously capitalized the lease as a fixed asset for $42,000,000.

In the nine months ended September 30, 2004, the Company recorded stock dividend income of $6,000,000 ($5,280,000 net of tax) in connection with its investment in Equity Broadcasting Corporation. Since the Company converted the accounting for its investment in Entravision Communications Corporations (“Entravision”) from the equity method to the cost method effective September 2003, the Company did not record Entravision equity income or loss in its results of operations for the nine months ended September 30, 2004. The Company recorded equity income in unconsolidated subsidiary related to Entravision of approximately $2,158,000 ($1,295,000 net of tax) and an equity loss of $658,000 ($395,000 net of tax) in the third quarter and nine months ended September 30, 2003, respectively.

The Company recorded a tax benefit of $4,737,000 due to the resolution of various federal and state income tax audits in the second quarter of 2004.

Under the guidelines of FIN 46, the Company began consolidating its investment in Disa Records, S.A. de C.V. (“Disa”) and WLII, which owns two television stations in Puerto Rico, as variable interest entities as of March 31, 2004. Prior periods were not restated upon the adoption of FIN 46. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their statements of operations beginning April 1, 2004. The consolidation of these entities had a positive impact on net revenues and operating income. See Note 8 to the Condensed Consolidated Financial Statements for the impact of the variable interest entities on the Company’s consolidated balance sheet and results of operations.

Critical Accounting Policies

Program Rights for Television Broadcast

Program costs pursuant to the Program License Agreements are expensed monthly by the Company as a license fee, which is based principally on a percentage of the Company’s net revenues. All other costs incurred in connection with the production of or purchase of rights to programs that are ready, available and to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operating expense as the programs are broadcast. In the case of multi-year sports contracts, program costs are charged to operating expense based on the flow-of-income method over the term of the contract.

Revenue Recognition

The Company’s television and radio revenues are recognized when advertising spots are aired, less agency commissions and television station compensation costs paid to certain affiliates. Television subscriber fees and a network service fee payable to the Company by the affiliated stations are recognized as programming is aired. Univision Music Group revenues are recognized when products are shipped to customers less an allowance for returns, cooperative advertising and discounts. The Internet business consists primarily of banner and sponsorship advertising revenues. Banner revenues are recognized as “impressions” are delivered and sponsorship revenues are recognized ratably over their contract period. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s online properties.

Accounting for Intangibles and Impairment

Since the adoption of SFAS No. 142 in 2001, goodwill and other intangibles with an indefinite life, such as broadcast licenses, ceased being amortized after December 31, 2001. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission (“FCC”). Over the last five years, all television and radio licenses that have been up for renewal have been renewed, and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, a license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested at least annually (as of October 1) for impairment, or more frequently if circumstances indicate a possible impairment exists, in accordance with paragraph 17 of SFAS No. 142 and the Emerging Issues Task Force Issue 02-07, “Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets” (“EITF 02-07”). The Company is currently working on its 2004 impairment testing. The Company evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2003, in accordance with the guidelines of SFAS No. 142 as it relates to assessing impairment and concluded that it did not have an impairment loss related to these assets. The Company will record a loss if and when it believes its licenses, other indefinite-lived assets and goodwill has been impaired. In addition, under SFAS No. 141, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets with measurable lives will be amortized over their respective useful lives. The use of the purchase method of accounting requires management to make certain judgments in estimates related to the fair value of assets acquired.

Equity and Cost Method Valuation and Impairment

The Company’s most significant cost method investment is its investment in Entravision. In connection with the completion of the HBC acquisition, the Company restructured its ownership interest in Entravision by exchanging its common stock for non-voting preferred stock. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting. As a result, the Company has ceased recording an equity interest in the earnings or losses of Entravision. Refer to the “Liquidity and Capital Resources” section of this document for further discussion of our Entravision Investment.

The Company’s investment in St. Louis/Denver LLC is accounted for under the equity method of accounting, and its investment in Equity Broadcasting Corporation is accounted for under the cost method of accounting. The Company will record an impairment charge if and when it believes any investment has experienced a decline in value that is other than temporary. The Company evaluates changes in market conditions and/or operating results of its underlying investments that may result in the inability to recover the carrying value of the investments. Until March 31, 2004, the Company accounted for Disa under the equity method of accounting as well. Under the guidelines of FIN 46, the Company’s investment in Disa began being consolidated as a variable interest entity as of March 31, 2004 (See Note 8 to the Condensed Consolidated Financial Statements).

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

Overview

In comparing our results of operations for the third quarter and nine months ended 2004 with those of the comparable periods in 2003 the following, which is explained above in detail, should be noted:

•       The results of operations of Univision Radio (acquired September 22, 2003) are in the third quarter and nine months ended September 30, 2004 but are only in for eight days in the third quarter and in the nine months ended September 30, 2003.

•       The Company has dividend income in the third quarter and nine months ended September 30, 2004 of approximately $453,000 ($399,000 net of tax) and $6,000,000 ($5,280,000 net of tax), respectively, in connection with its investment in Equity Broadcasting Corporation. The Company was not entitled to and therefore did not record dividend income in 2003.

•       The Company did not record Entravision equity income or loss in its results of operating in 2004, but did record equity income in unconsolidated subsidiary related to Entravision of approximately $2,158,000 ($1,295,000 net of tax) and an equity loss of $658,000 ($395,000 net of tax) in the third quarter and nine months ended September 30, 2003, respectively.

•       For the nine months ended 2004, the Company recorded a tax benefit of $4,737,000 due to the resolution of various federal and state income tax audits.

•       Under the guidelines of FIN 46, the Company began consolidating its investment in Disa and WLII, which owns two television stations in Puerto Rico, as variable interest entities as of March 31, 2004. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their results of operations beginning April 1, 2004. The impact of the variable interest entities on the results of operations of the Company is explained below for the three and nine months ended September 30, 2004.

•       We also acquired a television station and two radio stations in 2004, although the results of operations from these acquisitions are immaterial.

Nine Months Ended September 30, 2004 (“2004”), Compared to Nine Months Ended September 30, 2003 (“2003”)

Revenues.   Net revenues were $1,325,600,000 in 2004 compared to $902,894,000 in 2003, an increase of $422,706,000 or 46.8%. Existing operations accounted for 13.2%, while 26.2% was attributable to the radio business, resulting from our acquisition of HBC on September 22, 2003, and 7.4% to the variable interest entities that began to be consolidated by the Company on March 31, 2004. The Company’s television segment revenues were $937,034,000 in 2004 compared to $803,262,000 in 2003, an increase of $133,772,000 or 16.7%. The growth was primarily attributable to the Company’s three television networks, resulting primarily from increased viewership and higher rates for advertising spots. The owned-and-operated stations also had increased revenues, attributable primarily to the Los Angeles, Phoenix, New York, Austin, and Philadelphia markets, as well as to our new station in Raleigh, offset in part by small decreases in the San Francisco, Houston, Fresno and Dallas markets. The variable interest entity, WLII, added $29,205,000, or 3.6% to the net revenues of the television segment. The Company’s radio segment, which began operating for the Company following the acquisition of HBC on September 22, 2003, had revenues of $244,234,000 in 2004 compared to $7,425,000 in 2003. The Company’s music segment generated revenues of $131,660,000 in 2004 compared to $82,307,000 in 2003, an increase of $49,353,000 or 60%. The variable interest entity, Disa, added $37,486,000, or 45.5%, to the net revenues of the music segment. The remainder of the increase is due primarily to the success of certain album releases in 2004. The Company’s Internet segment had revenues of $12,672,000 in 2004 compared to $9,900,000 in 2003, an increase of $2,772,000 or 28%, primarily related to an increase in advertisers.

Expenses.   Direct operating expenses increased to $494,382,000 in 2004 from $369,013,000 in 2003, an increase of $125,369,000 or 34%. Existing operations accounted for 12.5%, while 12% was attributable to the radio business and 9.5% to the variable interest entities. The Company’s television segment direct operating expenses were $366,525,000 in 2004 compared to $310,100,000 in 2003, an increase of $56,425,000 or 18.2%. The increase is due to increased programming costs of $16,171,000, increased license fee expense of $12,865,000 paid under our Program License Agreements, increased news and technical costs of $6,714,000, increased sports-related programming costs of $5,090,000 and variable interest entity costs related to WLII of $15,585,000. The Company’s radio segment had direct operating expenses of $45,640,000 in 2004 compared to $1,254,000 in 2003. The Company’s music segment’s direct operating expenses were $72,734,000 in 2004 compared to $47,636,000 in 2003, an increase of $25,098,000. The music segment’s variable interest entity cost related to Disa was $19,247,000 and the remainder of the increase was attributable to increased production costs resulting from higher sales. The Company’s Internet segment had direct operating expenses of $9,483,000 in 2004 compared to $10,023,000 in 2003, an improvement of $540,000 or 5.4%. As a percentage of net revenues, the Company’s direct operating expenses decreased from 40.9% in 2003 to 37.3% in 2004.

Selling, general and administrative expenses increased to $395,706,000 in 2004 from $248,613,000 in 2003, an increase of $147,093,000 or 59.2%. Existing operations accounted for 7.9%, while 44.3% was attributable to the radio business and 7% to the variable interest entities. The Company’s television segment selling, general and administrative expenses were $236,427,000 in 2004 compared to $210,987,000 in 2003, an increase of $25,440,000 or 12.1%. The increase is due in part to increased compensation costs of $5,699,000, increased selling costs of $3,966,000 reflecting higher sales in 2004, increased research costs of $2,393,000, increased employee benefit costs of $582,000 and variable interest entity costs related to WLII of $8,908,000. The Company’s radio segment had selling, general and administrative expenses of $112,907,000 in 2004 compared to $2,730,000 in 2003. The Company’s music segment had selling, general and administrative expenses of $37,276,000 in 2004 compared to $27,224,000 in 2003, an increase of $10,052,000. The music segment’s variable interest entity cost related to Disa was $8,372,000. The Company’s Internet segment had selling, general and administrative expenses of $9,096,000 in 2004 compared to $7,672,000 in 2003, an increase of $1,424,000, in part related to increased selling costs. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased from 27.5% in 2003 to 29.9% in 2004.

Depreciation and Amortization.   Depreciation and amortization increased to $75,896,000 in 2004 from $59,175,000 in 2003, an increase of $16,721,000 or 28.3%. The radio business accounted for 21.2%, the variable interest entities accounted for 10.9%, while existing operations accounted for a decrease of 3.8%. The Company’s depreciation expense increased to $60,576,000 in 2004 from $51,138,000 in 2003, an increase of $9,438,000 primarily due to increased capital expenditures and acquisitions. The variable interest entities accounted for $898,000 of the increase. The Company had amortization of intangible assets of $15,320,000 and $8,037,000 in 2004 and 2003, respectively, an increase of $7,283,000, which is due primarily to an increase of $3,831,000 related to the acquisition of HBC on September 22, 2003 and $5,565,000 related to the variable interest entities, offset in part by a reduction of intangible assets being amortized, primarily artist contracts, acquired as a result of our acquisition of Fonovisa in April 2002 of $2,115,000. Depreciation and amortization expense for the television segment increased by $1,008,000 to $48,637,000 in 2004 from $47,629,000 in 2003 due to increased depreciation primarily related to higher capital expenditures and station assets acquired. Depreciation and amortization related to the television variable interest entity, WLII, was $785,000. Depreciation and amortization expense for the radio segment increased by $12,521,000 to $12,809,000 in 2004 from $288,000 in 2003, $8,690,000 related to depreciation expense and $3,831,000 to intangible amortization related to the valuation of amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts are being amortized over a nine-month period that expired in June 2004. Depreciation and amortization expense for the music segment increased by $3,791,000 to

$11,422,000 in 2004 from $7,631,000 in 2003. The music variable interest entity, Disa, accounted for $5,678,000 of the increase, which was offset by decrease of $1,887,000 primarily related to the reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years, but most will be amortized in the first three years following the 2002 acquisition. Depreciation and amortization expense for the Internet segment decreased by $599,000 to $3,028,000 in 2004 from $3,627,000 in 2003.

Operating Income.   As a result of the above factors, operating income increased to $359,616,000 in 2004 from $226,093,000 in 2003, an increase of $133,523,000 or 59.1%. Existing operations accounted for 24.7%, while 30.8% was attributable to the radio business and 3.6% to the variable interest entities. The Company’s television segment had operating income of $285,445,000 in 2004 and $234,546,000 in 2003, an increase of $50,899,000. Operating income related to the television variable interest entity, WLII, was $3,927,000. The Company’s radio segment had operating income of $72,878,000 in 2004 compared to $3,153,000 in 2003. The Company’s music segment had operating income of $10,228,000 in 2004 and an operating loss of $184,000 in 2003, an improvement of $10,412,000. Operating income related to the music variable interest entity, Disa, was $4,189,000. The Company’s Internet segment had an operating loss of $8,935,000 in 2004 and $11,422,000 in 2003, an improvement of $2,487,000. The Company’s Internet segment is expected to generate an operating loss in 2004. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, the Company’s operating income increased from 25% in 2003 to 27.1% in 2004.

Interest Expense, Net.   Interest expense decreased to $47,054,000 in 2004 from $55,059,000 in 2003, a decrease of $8,005,000 or 14.5%. The decrease is due to lower interest rates and lower bank borrowings.

Loss on Extinguishment of Debt.   The Company’s loss on extinguishment of debt of $467,000 in 2004 is due to the write-off of deferred financing costs related to repayment of outstanding balance under the bank term credit facility of $100,000,000 in the third quarter of 2004.

Stock dividend.   In the first quarter of 2004, the Company recorded a stock dividend of $5,094,000 based on the Company’s initial investment of approximately $26,000,000 pursuant to an amendment to Equity Broadcasting Corporations’ Articles of Incorporation. The stock dividend income for the nine months ended September 30, 2004 was $6,000,000. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008.

Noncontrolling interest of variable interest entities.   Under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family, and WLII, which is owned 100% by Raycom (See Note 8 to the Condensed Consolidated Financial Statements). Consequently, the Company recorded a noncontrolling interest charge of $5,928,000 in 2004, which consists of $1,785,000 related to the Chavez family’s 50% ownership of Disa and $4,143,000 related to Raycom’s 100% ownership of WLII. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. The use of the equity method of accounting prior to March 31, 2004 and the consolidation of Disa since April 1, 2004 have the same effect on the Company’s net income. WLII’s net income has no impact on our net income since Raycom owns 100% of WLII.

Equity (Income) Loss in Unconsolidated Subsidiaries and Other.   Equity loss in unconsolidated subsidiaries and other decreased to $1,845,000 in 2004 from $7,337,000 in 2003, an improvement of $5,492,000 due to lower equity losses of $6,423,000, offset by net losses of $931,000 related to other various items. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition. Therefore, the Company did not record an Entravision equity income or loss in its results of operating in 2004, but did record an equity loss in unconsolidated subsidiary related to its Entravision investment of $2,269,000 in 2003. Under the guidelines of FIN 46, the Company began consolidating the VIE, Disa, as of March 31, 2004, which had been previously reported under the equity method. As a result, the Company had a decrease of $4,688,000 in equity loss in unconsolidated subsidiaries in 2004 when compared to 2003. There were other equity loss increases of $534,000 when comparing 2004 to 2003.

Gain on Change in Entravision Ownership Interest.   The gain on change in Entravision ownership interest was $1,611,000 in 2003. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 “Accounting for the Sale of Stock by a Subsidiary,” which allowed the Company to recognize gains and losses from its unconsolidated subsidiaries’ stock issuances. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition, and stopped recognizing these gains and losses.

Provision for Income Taxes.   In 2004, the Company reported an income tax provision of $118,981,000, representing $71,512,000 of current tax expense and $47,469,000 of deferred tax expense. In 2003, the Company reported an income tax provision of $65,881,000, representing $34,794,000 of current tax expense and $31,087,000 of deferred tax expense. The total effective tax rate was 38.7% in 2004 and 40.6% in 2003. The Company’s effective tax rate of 38.7% for 2004 is lower than the 40.6% for 2003 due primarily to a tax benefit recorded in the second quarter of 2004 of $4,737,000, resulting primarily from the resolution of various federal and state income tax audits, offset in part by the favorable settlement of various state tax audits in the first quarter of 2003.

Net Income.   As a result of the above factors, the Company reported net income in 2004 of $188,698,000 compared to net income of $96,574,000 in 2003, an increase of $92,124,000 or 95.4%. Following the adoption of FIN 46 on March 31, 2004, the Company’s inclusion of the variable interest entities, Disa and WLII, in the Company’s results of operations did not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company’s net income. WLII’s net income had no impact on our net income since Raycom owns 100% of WLII. As a percentage of net revenues, the Company’s net income increased from 10.7% in 2003 to 14.2% in 2004.

Operating Income before Depreciation and Amortization.   Operating income before depreciation and amortization increased to $435,512,000 in 2004 from $285,268,000 in 2003, an increase of $150,244,000 or 52.7%. Existing operations accounted for 18.8%, while 28.8% was attributable to the radio business and 5.1% to the variable interest entities. As a percentage of net revenues, the Company’s operating income before depreciation and amortization increased from 31.6% in 2003 to 32.9% in 2004.

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003
	(unaudited)	(unaudited)
Operating income before depreciation and amortization	$435,512	$285,268
Depreciation and amortization	75,896	59,175
Operating income	359,616	226,093
Other expense / (income):
Interest expense, net	47,054	55,059
Loss on extinguishment of debt	467	—
Amortization of deferred financing costs	2,643	2,853
Stock dividend	(6,000)	—
Equity loss in unconsolidated subsidiaries and other	1,845	7,337
Gain on change in Entravision ownership interest	—	(1,611)
Noncontrolling interest of variable interest entities	5,928	—
Provision for income taxes	118,981	65,881
Net income	$188,698	$96,574

	Nine Months Ended September 30, 2004
(Dollars in thousands)	Consolidated			Television		Radio	Music		Internet
Operating income (loss) beforedepreciation and amortization	$435,512	(	a)	$334,082	(a)	$85,687	$21,650	(a)	$(5,907)
Depreciation and amortization	75,896			48,637		12,809	11,422		3,028
Operating income (loss)	$359,616			$285,445		$72,878	$10,228		$(8,935)

(a)           Consolidated VIE operating income before depreciation and amortization totaled $14,579, the television and music VIEs contributed $4,712 and $9,867 to the total, respectively. Since the Company began accounting for the VIEs on April 1, 2004, the 2003 information reported below does not include the results of operations of the VIEs.

	Nine Months Ended September 30, 2003
	Consolidated	Television	Radio(b)	Music	Internet
Operating income (loss) before depreciation and amortization	$285,268	$282,175	$3,441	$7,447	$(7,795)
Depreciation and amortization	59,175	47,629	288	7,631	3,627
Operating income (loss)	$226,093	$234,546	$3,153	$(184)	$(11,422)

(b)          Univision Radio acquired September 22, 2003

Three Months Ended September 30, 2004 (“2004”), Compared to Three Months Ended September 30, 2003 (“2003”)

Revenues.   Net revenues were $477,425,000 in 2004 compared to $321,052,000 in 2003, an increase of $156,373,000 or 48.7%. Existing operations accounted for 11.8%, while 25.7% was attributable to the radio business, resulting from our acquisition of HBC on September 22, 2003, and 11.2% to the variable interest entities that began to be consolidated by the Company on March 31, 2004. The Company’s television segment revenues were $328,084,000 in 2004 compared to $283,901,000 in 2003, an increase of $44,183,000 or 15.6%. The growth was primarily attributable to the Company’s three television networks, resulting primarily from increased viewership and higher rates for advertising spots. The owned-and-operated stations also had increased revenues, attributable primarily to the Los Angeles, Phoenix, Miami, Philadelphia and Atlanta markets, offset in part by small decreases in the San Francisco, Houston, Fresno, Sacramento and Dallas market. The variable interest entity, WLII, added $14,951,000, or 5.3% to the net revenues of the television segment. The Company’s radio segment, which began operating for the Company following the acquisition of HBC on September 22, 2003, had revenues of $89,922,000 in 2004 compared to $7,425,000 in 2003. The Company’s music segment generated revenues of $54,887,000 in 2004 compared to $25,694,000 in 2003, an increase of $29,193,000 or 113.6%. The variable interest entity, Disa, added $21,136,000, or 82.3% to the net revenues of the music segment. The remainder of the increase is due primarily to the success of certain album releases in 2004. The Company’s Internet segment had revenues of $4,532,000 in 2004 compared to $4,032,000 in 2003, an increase of $500,000 or 12.4%, primarily related to an increase in advertisers.

Expenses.   Direct operating expenses increased to $175,591,000 in 2004 from $126,272,000 in 2003, an increase of $49,319,000 or 39.1%. Existing operations accounted for 13.9%, while 11.2% was attributable to the radio business and 14% to the variable interest entities. The Company’s television segment direct operating expenses were $127,294,000 in 2004 compared to $106,704,000 in 2003, an increase of $20,590,000 or 19.3%. The increase is due to increased programming costs of $4,265,000, increased sports-related programming costs of $4,587,000, increased news and technical costs of $2,725,000, increased license fee expense of $1,473,000 under our Program License Agreements and variable interest entity costs related to WLII of $7,540,000. The Company’s radio segment had direct operating expenses of $15,419,000 in 2004 compared to $1,254,000 in 2003. The Company’s music segment’s direct operating expenses were $30,023,000 in 2004 compared to $15,134,000 in 2003, an increase of $14,889,000. The music segment’s variable interest entity cost related to Disa was $10,092,000 and the remainder of the increase was attributable to increased production costs resulting from higher sales. The Company’s Internet segment had direct operating expenses of $2,855,000 in 2004 compared to $3,180,000 in 2003, an improvement of $325,000 or 10.2%. As a percentage of net revenues, the Company’s direct operating expenses decreased from 39.3% in 2003 to 36.8% in 2004.

Selling, general and administrative expenses increased to $133,966,000 in 2004 from $84,910,000 in 2003, an increase of $49,056,000 or 57.8%. Existing operations accounted for 2.7%, while 43.2% was attributable to the radio business and 11.9% to the variable interest entities. The Company’s television segment selling, general and administrative expenses were $76,105,000 in 2004 compared to $70,170,000 in 2003, an increase of $5,935,000 or 8.5%. The increase is due in part to increased selling costs of $1,558,000 reflecting higher sales in 2004 and variable interest entity costs related to WLII of $4,463,000, offset in part by decreased compensation costs of $812,000. The Company’s radio segment had selling, general and administrative expenses of $39,447,000 in 2004 compared to $2,730,000 in 2003. The Company’s music segment had selling, general and administrative expenses of $15,383,000 in 2004 compared to $9,462,000 in 2003, an increase of $5,921,000. The music segment’s variable interest entity cost related to Disa was $5,595,000. The Company’s Internet segment had selling, general and administrative expenses of $3,031,000 in 2004 compared to $2,548,000 in 2003, an increase of $483,000, in part related to increased selling costs. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased from 26.4% in 2003 to 28.1% in 2004.

Depreciation and Amortization.   Depreciation and amortization increased to $23,907,000 in 2004 from $19,935,000 in 2003, an increase of $3,972,000 or 19.9%. The radio business accounted for 11.7% and the variable interest entities for 13.6%, while existing operations accounted for a decrease of 5.4%. The Company’s depreciation expense increased to $20,220,000 in 2004 from $17,595,000 in 2003, an increase of $2,625,000 primarily due to increased capital expenditures and acquisitions. The variable interest entities accounted for $454,000 of the increase. The Company had amortization of intangible assets of $3,687,000 and $2,340,000 in 2004 and 2003, respectively, an increase of $1,347,000, which is due primarily to an increase of $2,260,000 related to the variable interest entities, offset in part by a reduction of intangible assets being amortized, primarily artist contracts, acquired as a result of our acquisition of Fonovisa in April 2002 of $579,000 and $334,000 related to our acquisition of HBC in September 2003. Depreciation and amortization expense for the television segment decreased by $85,000 to $16,305,000 in 2004 from $16,390,000 in 2003 due to a decrease in depreciation expense. Depreciation and amortization related to the television variable interest entity, WLII, was $397,000. Depreciation and amortization expense for the radio segment increased by $2,342,000 to $2,630,000 in 2004 from $288,000 in 2003, $2,676,000 related to depreciation expense and $334,000 related to a decrease in amortization expense. Depreciation and amortization expense for the music segment increased by $1,758,000 to $3,997,000 in 2004 from $2,239,000 in 2003. The music variable interest entity, Disa, accounted for $2,316,000 of the increase, which was offset by decrease of $558,000 primarily related to the reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years, but most will be amortized in the first three years following the acquisition. Depreciation and amortization expense for the Internet segment decreased by $43,000 to $975,000 in 2004 from $1,018,000 in 2003.

Operating Income.   As a result of the above factors, operating income increased to $143,961,000 in 2004 from $89,935,000 in 2003, an increase of $54,026,000 or 60.1%. Existing operations accounted for 21.3%, while 32.5% was attributable to the radio business and 6.3% to the variable interest entities. The Company’s television segment had operating income of $108,380,000 in 2004 and $90,637,000 in 2003, an increase of $17,743,000. Operating income related to the television variable interest entity, WLII was $2,550,000. The Company’s radio segment had operating income of $32,426,000 in 2004 compared to $3,153,000 in 2003. The Company’s music segment had an operating income of $5,484,000 in 2004 and an operating loss of $1,141,000 in 2003, an improvement of $6,625,000. Operating income related to the music variable interest entity, Disa, was $3,133,000. The Company’s Internet segment had an operating loss of $2,329,000 in 2004 and $2,714,000 in 2003, an improvement of $385,000. The Company’s Internet segment is expected to generate an operating loss in 2004. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, the Company’s operating income increased from 28% in 2003 to 30.2% in 2004.

Interest Expense, Net.   Interest expense decreased to $15,975,000 in 2004 from $17,848,000 in 2003, a decrease of $1,873,000 or 10.5%. The decrease is due to lower interest rates and lower bank borrowings.

Loss on Extinguishment of Debt.   The Company’s loss on extinguishment of debt of $467,000 in 2004 is due to the write-off of deferred financing costs related to repayment of outstanding balance under the bank term credit facility of $100,000,000 in the third quarter of 2004.

Stock dividend.   The Company recorded stock dividend income for the three months ended September 30, 2004 of $453,000.

Noncontrolling interest of variable interest entities.   The Company recorded a noncontrolling interest charge of $4,432,000 in 2004, which consists of $1,367,000 related to the Chavez family’s 50% ownership of Disa and $3,065,000 related to Raycom’s 100% ownership of WLII. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. The use of the equity method of accounting prior to March 31, 2004 and the consolidation of Disa since April 1, 2004 have the same effect on the Company’s net income. WLII’s net income has no impact on our net income since Raycom owns 100% of WLII.

Equity (Income) Loss in Unconsolidated Subsidiaries and Other.   Equity income in unconsolidated subsidiaries and other decreased to $122,000 in 2004 from $681,000 in 2003, a decrease in income of $559,000 due to increased equity losses of $205,000 and net losses of $354,000 related to other various items. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition. Therefore, the Company did not record an Entravision equity income or loss in its results of operating in 2004, but did record an equity income in unconsolidated subsidiary related to its Entravision investment of $2,004,000 in 2003. Under the guidelines of FIN 46, the Company began consolidating the VIE, Disa, as of March 31, 2004, which had been previously reported under the equity method. As a result, the Company had a decrease of $1,413,000 in equity loss in unconsolidated subsidiaries in 2004 when compared to 2003. There were other equity loss decreases of $386,000 when comparing 2004 to 2003.

Gain on Change in Entravision Ownership Interest.   The gain on change in Entravision ownership interest was $154,000 in 2003. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 “Accounting for the Sale of Stock by a Subsidiary,” which allowed the Company to recognize gains and losses from its unconsolidated subsidiaries’ stock issuances. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition, and stopped recognizing these gains and losses.

Provision for Income Taxes.   In 2004, the Company reported an income tax provision of $49,388,000, representing $30,900,000 of current tax expense and $18,488,000 of deferred tax expense. In 2003, the Company reported an income tax provision of $29,769,000, representing $15,694,000 of current tax expense and $14,075,000 of deferred tax expense. The total effective tax rate was 40.2% in 2004 and 41.4% in 2003. The Company’s effective tax rate of 40.2% for 2004 is lower than the 41.4% for 2003 since the Company’s relative fixed permanent non-deductible tax differences have a lesser effect as financial statement pre-tax income increases.

Net Income.   As a result of the above factors, the Company reported net income in 2004 of $73,401,000 compared to net income of $42,202,000 in 2003, an increase of $31,199,000 or 73.9%. Following the adoption of FIN 46 on March 31, 2004, the Company’s inclusion of the variable interest entities, Disa and WLII, in the Company’s results of operations did not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company’s net income. WLII’s net income had no impact on our net income since Raycom owns 100% of WLII. As a percentage of net revenues, the Company’s net income increased from 13.1% in 2003 to 15.4% in 2004.

Operating Income before Depreciation and Amortization.   Operating income before depreciation and amortization increased to $167,868,000 in 2004 from $109,870,000 in 2003, an increase of $57,998,000 or 52.8%. Existing operations accounted for 16.4%, while 28.8% was attributable to the radio business and 7.6% to the variable interest entities. As a percentage of net revenues, the Company’s operating income before depreciation and amortization decreased from 34.2% in 2003 to 35.2% in 2004.

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
(Dollars in thousands)	2004	2003
	(unaudited)	(unaudited)
Operating income before depreciation and amortization	$167,868	$109,870
Depreciation and amortization	23,907	19,935
Operating income	143,961	89,935
Other expense / (income):
Interest expense, net	15,975	17,848
Loss on extinguishment of debt	467	—
Amortization of deferred financing costs	873	951
Stock dividend	(453)	—
Equity (income) loss in unconsolidated subsidiaries and other	(122)	(681)
Gain on change in Entravision ownership interest	—	(154)
Noncontrolling interest of variable interest entities	4,432	—
Provision for income taxes	49,388	29,769
Net income	$73,401	$42,202

	Three Months Ended September 30, 2004
(Dollars in thousands)	Consolidated			Television		Radio	Music		Internet
Operating income (loss) before depreciation and amortization	$167,868	(	a)	$124,685	(a)	$35,056	$9,481	(a)	$(1,354)
Depreciation and amortization	23,907			16,305		2,630	3,997		975
Operating income (loss)	$143,961			$108,380		$32,426	$5,484		$(2,329)

(a)           Consolidated VIE operating income before depreciation and amortization totaled $8,397, the television and music VIEs contributed $2,948 and $5,449 to the total, respectively. Since the Company began accounting for the VIEs on April1, 2004, the 2003 information reported below does not include the results of operations of the VIEs.

	Three Months Ended September 30, 2003
	Consolidated	Television	Radio(b)	Music	Internet
Operating income (loss) before depreciation and amortization	$109,870	$107,027	$3,441	$1,098	$(1,696)
Depreciation and amortization	19,935	16,390	288	2,239	1,018
Operating income (loss)	$89,935	$90,637	$3,153	$(1,141)	$(2,714)

(b)          Univision Radio acquired September 22, 2003

Liquidity and Capital Resources

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service, capital expenditures and operations historically have been, and we expect will continue to be provided by, funds from operations and by borrowings. Cash flow from operations was $312,500,000 for the nine months ended September 30, 2004 and cash on hand at September 30, 2004 was $86,352,000, including $23,137,000 from the variable interest entities.

Capital Expenditures

Capital expenditures totaled $99,845,000 for the nine months ended September 30, 2004. This amount includes the purchase of a building used primarily by our Los Angeles television stations for $52,500,000 in March 2004. The Company had previously capitalized the Los Angeles building lease as a fixed asset for approximately $42,000,000. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. In 2004, the Company plans on spending a total of approximately $87,500,000 excluding the purchase of the Los Angeles building: $13,000,000 for the build-out of the Houston, Puerto Rico and Fresno stations; $9,000,000 for Univision Network upgrades and facilities expansion; $13,500,000 for radio station facility upgrades; $6,000,000 for towers, transmitters, antennas and digital technology; $10,000,000 for TeleFutura Network upgrades and facilities expansion; and approximately $36,000,000 for normal capital improvements and management information systems.

Debt Instruments

The Company’s 7.85% senior notes due 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year. On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company’s 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. As part of the $700,000,000 note transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective and the accounting is not expected to have a material impact on future earnings.

All of the Company’s senior notes are the Company’s senior unsecured obligations, are equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company’s future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company’s guarantors, who are described below. The Company has the option to redeem all or a portion of the senior notes at any time at the redemption prices set forth in the note indenture. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the senior notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

At September 30, 2004, the Company had a $500,000,000 revolving credit facility with a syndicate of commercial lenders that will mature on July 18, 2006. At September 30, 2004, the Company had no bank borrowings outstanding under its revolving credit facility. The Company has approximately $36,000,000 of letters of credit outstanding, which primarily include $20,000,000 that can be drawn upon under certain circumstances if the Company does not exercise its option to acquire the two Puerto Rico stations described below and $8,000,000 related to the FIFA World Cup Agreement.

Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 1.00% as of September 30, 2004. During the nine months ended September 30, 2004, the interest rates applicable to the Company’s bank credit facility ranged from approximately 2.34% to 2.77% for LIBOR rate loans and 4.50% for prime rate loans. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the nine months ended 2004, the Company’s effective interest rate on its bank debt and senior notes was approximately 4.2%.

The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its Program License Agreements in a manner the lenders determine is materially adverse to the Company. At September 30, 2004, the Company was in compliance with its financial covenants.

The subsidiaries that guarantee the Company’s obligations under its credit agreement also guarantee the senior notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The Company’s variable interest entities, which are not owned by the Company, do not guarantee the Company’s credit facility or senior notes. The Company’s variable interest entities, which are not owned by the Company, do not guarantee the Company’s bank credit agreement or senior notes. The guarantees of the obligations under the revolving credit facility and the senior notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor’s Rating Services and Baa2 or better by Moody’s Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor’s or Baa3 by Moody’s. The Company’s senior unsecured debt is currently rated BBB- by Standard & Poor’s Rating Services and Baa2 by Moody’s Investor Service, Inc.

Acquisitions

On September 22, 2003, the Company completed its acquisition of HBC in which each share of HBC common stock was exchanged for 0.85 of a share of the Company’s Class A common stock. See Note 3 to the Condensed Consolidated Financial Statements.

In 2004, the Company acquired the assets of two radio stations in Long Island, New York and Fresno, California for an aggregate amount of approximately $68,000,000 and the assets of a television station in Sacramento, California for an aggregate amount of approximately $65,000,000. In 2003, the Company acquired the stock or assets of three full-power television stations in Fresno, California, Raleigh, North Carolina and Albuquerque, New Mexico for an aggregate amount of approximately $74,000,000.

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

Contractual Obligations & Other Pending Transactions

The Company has an option that expires on December 31, 2004 to acquire two television stations (“WLII”) in Puerto Rico for approximately $190,000,000 that it is currently operating under a time brokerage agreement. If the Company decides to exercise its option, the funds will come primarily from the Company’s revolving credit facility. On December 23, 2003, the Company entered into a 40-year lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the second half of 2006. The sum of the lease payments will be approximately $67,000,000 over 40 years. The lease has been capitalized by the Company at its estimated fair value of $17,300,000. The Company believes that the landlord is in material breach of its obligations under the lease and is considering terminating the lease and seeking other premises. If the Company terminates the lease agreement, it could write down approximately $4,500,000 in leasehold improvements for which it has already paid. Additionally, if the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company’s purchase price for the stations (including costs) during a period of 90 days from the closing of the Company’s acquisition of the stations. If the Company does not exercise its option, Raycom could under certain circumstances draw upon the $20,000,000 letter of credit and the Company could write down approximately $4,500,000 in leasehold improvements.

In June 2001, the Company acquired a 50% interest in Disa. The Company has a call right and the Chavez family, who own the other 50% interest in Disa, has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

In January 2004, the Company amended its employment arrangement with José Behar, President and Chief Executive Officer of Univision Music Group, and assigned the employment agreement to Univision Music LLC, and as a result has amended the operating agreement of Univision Music LLC. Under the terms of the amended operating agreement, in 2006, Diara Inc., which is wholly-owned by José Behar, has a put right and the Company has a call right that would require the Company to purchase a portion of Diara’s interest in Univision Music LLC. In 2009, Diara has a put right and the Company has a call right that would require the Company to purchase the remainder of Diara’s interest in Univision Music LLC.

In August 2004, the Company and Televisa finalized working capital adjustments related to the Company’s Fonovisa acquisition completed in April 2002. The Company received approximately $16,500,000, which has been accounted for as an adjustment to the Fonovisa purchase price resulting in a reduction to goodwill and minor adjustments to certain current assets and liabilities.

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

The funds for any payments discussed above are expected to come from funds from operations, borrowings from the Company’s bank facilities and/or proceeds from future debt of equity offerings.

As part of the consent decree pursuant to which the United States Department of Justice approved our acquisition of HBC, the Company exchanged all 36,926,623 of its shares of the Entravision’s Class A and Class C common stock that it previously owned for 369,266 shares of the Entravision’s new Series U preferred stock in September 2003. The Series U preferred stock was mandatorily convertible into common stock when and if the Entravision created a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock. During the second quarter of 2004, Entravision created such a new class of common stock, its new Class U common stock, and the 369,266 shares of the Entravision’s Series U preferred stock held by Univision were converted into 36,926,600 shares of the new Class U common stock effective as of July 1, 2004. Also, as part of the consent decree with the United States Department of Justice, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The Company’s ownership of Entravision on a fully converted basis is approximately 27%. At this time, the Company cannot determine the timing of the sale of the Entravision stock, the cash that will be realized or whether the transactions will result in gains or losses in our results of operations. The Entravision Class A common stock has been trading below our cost price per share of approximately $9.10 since early May 2004. The Company is monitoring Entravision’s stock price, overall business and media market to determine if the decline in the value of our investment in Entravision is other than temporary. If the Company concludes that the decline in the investment is other than temporary, we will book an impairment loss in the future. The sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision. Entravision is restricted under its credit agreement from making dividend payments.

Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations listed below, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank credit facility, will be adequate to meet liquidity needs in the near and foreseeable future.

Below is a summary of the Company’s major contractual payment obligations as of September 30, 2004:

Major Contractual Obligations
As of September 30, 2004

	Payments Due By Period
$ in thousands	2004	2005(a)	2006(b)	2007	2008	Thereafter	TOTAL
Senior notes principal	$—	$—	$250,000	$200,000	$250,000	$500,000	1,200,000
Senior notes interest-fixed	19,625	39,250	39,250	39,250	39,250	117,750	294,375
Senior notes interest-variable	7,264	14,529	14,529	9,619	5,372	—	51,313
Operating leases	8,692	32,615	30,887	27,889	25,661	153,114	278,858
Capital leases	1,897	7,680	7,460	7,260	7,260	51,530	83,087
Puerto Rico building lease	—	432	1,296	1,296	1,296	62,780	67,100
Spanish programming(c)	27,753	49,303	98,920	26,544	14,501	22,710	239,731
English programming(d)	1,827	4,913	3,470	1,350	1,361	1,574	14,495
Research tools, primarily Nielsen	6,175	21,278	16,483	465	—	—	44,401
Acquisition/Construction permit	24,538	—	—	—	—	—	24,538
Music license fees	3,746	7,557	7,723	3,450	—	—	22,476
TuTV LLC(e)	—	2,000	1,000	—	—	—	3,000
	$101,517	$179,557	$471,018	$317,123	$344,701	$909,458	$2,323,374

(a)    The Company has an option that expires on December 31, 2004 to acquire WLII in Puerto Rico for approximately $190,000,000. If the option is exercised, the Company expects to close on the transaction in 2005.

(b)   The Company, which owns 50% of Disa, has a call right and the Chavez family, who owns the other 50% interest in Disa, has a put right starting in June 2006, that will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

(c)    Amounts exclude the license fees that will be paid in accordance with the Program License Agreements, which is based on approximately 15% of Combined Net Time Sales.

(d)   Programming costs relates to the USA Broadcasting acquisition in 2001.

(e)    The Company has a contractual obligation to fund up to $20,000,000 in the first three years. As of September 30, 2004, the Company has funded $3,500,000 and does not anticipate spending more than $3,000,000 through March 31, 2006.

Forward-Looking Statements

Certain statements contained within this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “anticipate,” “plan,” “may,” “intend,” “will,” “expect,” “believe” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, cancellation or reductions in advertising; failure of our new or existing businesses to produce projected revenues or cash flow; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the FCC; a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; and unanticipated interruption in our broadcasting for any reason, including acts of terrorism. Actual results may differ materially due to these risks and uncertainties and those described in the Company’s filings with the Securities and Exchange Commission.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company’s overall interest rate exposure on its variable rate instruments at September 30, 2004, a change of 10% in interest rates would have an impact of approximately $1,500,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company’s 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. In connection with the transaction, the Company entered into a fixed-to-floating interest rate swap that results in a perfectly effective fair value hedge. The accounting for the fair value hedge is not expected to have a material impact on future earnings.

Under the interest rate swap contract, the Company agreed to receive a fixed rate payment for a floating rate payment. Since the fair value hedge is perfectly effective under the guidelines of Financial Accounting Standards Board No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the changes in the fair value of interest rate swap are expected to perfectly offset the changes in the fair value of the senior notes. On a quarterly basis, the Company adjusts the carrying amount of the swap to its fair value and adjusts the carrying amount of the senior notes by the same amount to reflect its change in its fair value attributable to the hedged risk. There is no hedge ineffectiveness to be recorded to earnings. The Company will monitor the credit ratings of the counter party and obtain fair value swap valuations from the counter parties and third parties on a quarterly basis.

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of September 30, 2004, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

Part II

Item 6. Exhibits

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

UNIVISION COMMUNICATIONS INC. (Registrant)
November 5, 2004	By	/s/ JEFFREY T. HINSON
Jeffrey T. Hinson
Executive Vice President and Chief Financial Officer