Form 10-K
period 2004-12-31
UNIVISION COMMUNICATIONS INC
filed 2005-03-09
CIK 1017008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

        The aggregate market value of the Class A Common Stock of the Company held by non-affiliates on June 30, 2004 (the last business day of the Company's most recently completed second fiscal quarter) was approximately $8,000,000,000. This calculation does not include the value of any of the outstanding shares of Class P, Class T or Class V Common Stock.

        There were 255,915,485 shares of Class A Common Stock, including Company treasury stock, 36,962,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of February 9, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2005 are incorporated by reference into Parts II and III hereof.

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

PART I

ITEM 1. Business

        Univision Communications Inc., together with its wholly-owned subsidiaries, is the leading Spanish-language media company in the United States. In 2004, the Company operated in four business segments:

  •
  Television:    The Company's principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast television networks, the Company's owned and/or operated television stations and the Galavisión cable television network. Univision Network is the most watched television network (English or Spanish-language) among Hispanic Households. For the year ended December 31, 2004, the television segment accounted for approximately 71% of the Company's net revenues. See "—Television Broadcasting."

  •
  Radio:    Univision Radio is the largest Spanish-language radio broadcasting company in the United States. The Company has owned Univision Radio since the Company acquired Hispanic Broadcasting Corporation in September 2003. For the year ended December 31, 2004, the radio segment accounted for approximately 18% of the Company's net revenues. See "—Univision Radio."

  •
  Music:    The Company's music recording and music publishing business, launched in April 2001, includes the Univision Records label, the Fonovisa Records label and a 50% interest in Disa Records. Univision Music Group is the leader in record sales of Latin music in the U.S. and Puerto Rico. For the year ended December 31, 2004, the music segment accounted for approximately 10% of the Company's net revenues. See "—Music Recording and Publishing."

  •
  Internet:    Univision Online, Inc. operates the Company's Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the year ended December 31, 2004, the Internet segment accounted for approximately 1% of the Company's net revenues. See "—Internet."

        At December 31, 2004, the Company had an approximate 30% non-voting ownership interest (approximately 28% on a fully converted basis) in Entravision Communications Corporation ("Entravision"), a diversified Spanish-language media company that owns and operates the majority of the Company's non-owned full-power broadcast affiliates. Since September 22, 2003, Entravision has been accounted for under the cost method of accounting. Prior to this, Entravision was accounted for under the equity method of accounting. Entravision operates television stations in 20 of the nation's top 50 Hispanic markets. In addition, Entravision owns 45 of the Company's affiliated stations. See "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities" for a further discussion of our Entravision investment.

        For a description of the financial information about each segment, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements—17. Business Segments." The Company was incorporated in Delaware in April 1992 as Perenchio Communications, Inc. and changed its name to Univision Communications Inc. in June 1996. Its principal executive offices are located at 1999 Avenue of the Stars, Suite 3050, Los Angeles, California 90067, telephone number (310) 556-7676. The Company's stock is traded on the New York Stock Exchange (UVN) and is part of the Standard & Poor's S&P 500 Index. The terms "Company," "we," "us" and "our" refer collectively to the parent company and the subsidiaries through which our various businesses are conducted, unless the context otherwise requires.

        The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company's website at

www.univision.net. The Company's Corporate Governance Guidelines, Code of Conduct, Ethical Standards and Business Practices, Code of Ethics for Senior Financial Officers, Charter of Audit Committee and Charter of Compensation Committee are also available on the Company's website, as well as in print to any stockholder who requests them.

Television Broadcasting

        The Company's principal business segment is television broadcasting, which consists primarily of the Univision, TeleFutura and Galavisión television networks, the Univision Television Group ("UTG") owned-and-operated broadcast television stations (collectively, the "UTG O&Os") and the TeleFutura Television Group ("TTG") owned-and-operated broadcast television stations (collectively, the "TTG O&Os"). The UTG O&Os include one station in Salt Lake City, Utah that is owned but not operated by the Company. In addition, TTG O&Os include six stations in Boston, Massachusetts; Orlando, Florida; Tampa, Florida; Denver, Colorado; Albuquerque, New Mexico; and Washington D.C. that are owned but not operated by the Company.

        The Company exercised its option in December 2004, to acquire for approximately $190,000,000 two television stations it operates in Puerto Rico. Additionally, when the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's purchase price for the stations (including costs) during a period of 90 days from the closing of the Company's acquisition of the stations.

        The Company programs its three networks so that Univision Network, TeleFutura Network and Galavisión generally do not run the same type of program simultaneously.

Univision Network and Univision Television Group and Affiliates

        Univision Network.    Univision Network is the leading Spanish-language television network in the U.S., reaching more than 98% of all U.S. "Hispanic Households" (defined as those with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household). From its operations center in Miami, Univision Network provides its broadcast and cable affiliates with 24 hours per day of Spanish-language programming with a prime time schedule of substantially all first-run programming (i.e., no re-runs) throughout the year. The operations center also provides production facilities for Univision Network's news and entertainment programming.

        Univision Television Group and Affiliates.    At December 31, 2004, UTG O&Os had 19 full-power and nine low-power stations, representing approximately 72% of its network broadcast distribution. Eighteen of the UTG O&Os broadcast Univision Network's programming, and most produce local news and other programming of local importance, cover special events and may acquire programs from other suppliers. One full-power UTG O&O in Bakersfield is a UPN affiliate. Eleven of the 18 full-power UTG O&Os are located in the top 15 DMAs in terms of number of Hispanic Households.

        In addition to the UTG O&Os, as of December 31, 2004, Univision Network had 17 full-power and 44 low-power television station affiliates ("Univision Affiliated Stations") and approximately 1,200 cable affiliates. The Company also operates two stations in Puerto Rico.

        Univision Network produces and acquires programs, makes those programs available to its affiliates, including the UTG O&Os, and sells network advertising. The full-power UTG O&Os and full-power Univision Affiliated Stations together reach approximately 80% of Hispanic Households. The low-power UTG O&Os and low-power Univision Affiliated Stations (including translators) together reach approximately 8% of Hispanic Households. The cable affiliates and direct broadcast systems reach approximately 10% of Hispanic Households.

        Affiliation Agreements.    Each of Univision Network's affiliates has the right to preempt (i.e., to decline to broadcast at all or at the time scheduled by Univision Network), without prior Univision Network permission, any and all Univision Network programming that it deems unsatisfactory, unsuitable or contrary to the public interest or to substitute programming it believes is of greater local or national importance. Univision Network may direct an affiliate to reschedule substituted programming.

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

        The Univision Affiliated Stations retain 100% of all local revenues and 85% of net national advertising revenues, Univision Network retains 100% of network advertising revenues and the Company retains 15% of Univision Affiliated Station's net national advertising revenues.

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

TeleFutura Network and TeleFutura Television Group and Affiliates

        TeleFutura Network.    In January 2002, the Company launched a 24-hour general-interest Spanish-language broadcast network, TeleFutura, to meet the diverse preferences of the multi-faceted U.S. Hispanic community. TeleFutura Network's signal covers approximately 80% of all Hispanic Households through TTG O&Os, three full-power and 26 low-power station affiliates ("TeleFutura Affiliated Stations"). TeleFutura Network is designed to counter-program traditional Spanish-language lineups and draw additional viewers to Spanish-language television by offering primetime Hollywood movies dubbed in Spanish, original Spanish-language movies, primetime game shows and sports.

        TeleFutura Television Group and Affiliates.    The TTG O&Os consist of 18 full-power and 15 low-power Spanish-language television stations. Twelve of the 18 full-power TTG O&Os are located in the top 15 designated market areas in terms of number of Hispanic Households. In addition, TeleFutura Network has entered into affiliation agreements with broadcast television stations, and cable and satellite television distributors to provide TeleFutura Network and station programming on terms similar to those of the affiliation agreements between Univision Network and its affiliates. See "Univision Network and Univision Television Group and Affiliates—Affiliation Agreements."

        The TeleFutura Affiliated Stations retain 100% of all local revenues and 85% of net national advertising revenues, TeleFutura Network retains 100% of network advertising revenues and the Company retains 15% of TeleFutura Affiliated Station's net national advertising revenues.

        Cable Affiliates.    TeleFutura Network uses cable affiliates in a similar manner as Univision Network. See "Univision Network and Univision Television Group and Affiliates—Cable Affiliates."

Galavisión

        The Company also owns Galavisión Network, the leading U.S. Spanish-language general entertainment basic cable television network, which is available in 109 Nielsen Designated Market Areas and reaches 5.9 million Hispanic cable households. According to Nielsen Media Research ("Nielsen"), there are approximately 10.9 million Hispanic households in the United States. The network has achieved record viewership levels since its new programming launch in May 2002. In addition, Galavisión's schedule averages over 50 hours of live news, sports, variety and entertainment programming each week.

Univision Radio

        Univision Radio, headquartered in Dallas, Texas, owns and operates 68 radio stations in 17 of the top 25 U.S. Hispanic markets and operates four radio stations in Puerto Rico. Univision Radio's stations cover approximately 70% of the U.S. Hispanic radio listeners and have nearly 11 million listeners weekly.

        Univision Radio's strategy is to acquire under-performing radio stations with good signal coverage of the target population and convert the existing station format to a Hispanic-targeted format. In addition, Univision Radio has acquired radio stations whose radio signals might eventually be upgraded or improved. Univision Radio programs more than 50 individual or simulcast radio stations. Most music formats are primarily variations of regional Mexican, tropical, tejano and contemporary music styles. The regional Mexican format consists of various types of music played in different regions of Mexico; the tropical format consists primarily of salsa, merengue and cumbia music; the tejano format consists of music originated in or indigenous to Texas but based on Mexican themes; and the contemporary format consists of popular romantic and pop music forms. Hispanics who may use English along with Spanish, or perhaps favor English over Spanish, are also reached by eight of Univision Radio's stations in four markets, which are programmed in the classic rock, smooth jazz, hip hop and rhythmic/contemporary hit formats.

        Radio revenues are derived primarily from sales of local, national, and network advertising. Account executives at the Company's various radio stations are responsible for generating (local) sales through local advertisers within the stations' respective markets. Sales with national advertisers are generated through Katz Hispanic Media (a subsidiary of Clear Channel Communications, Inc.), the Company's national representation firm, and through coordination with national sales managers at the Company's radio stations. The Company also sells national advertising through its radio network, which allows an advertiser to place a single buy that targets multiple stations across the Company's various market areas. The Company has special events that range from entertainment concerts to community service events targeted to Hispanics, which are another source of revenues for the Company.

Music Recording and Publishing

        Univision Music Group, launched in 2001, consists of the businesses under its wholly-owned subsidiary, Univision Music, Inc. The primary business under Univision Music, Inc. is Univision Music LLC, which owns and operates the Univision Records label and the Fonovisa Records label. Univision Music, Inc. also owns 50% of Monterrey, Mexico-based Disa Records, S.A. de C.V ("Disa"). Univision Music LLC is owned 89% by Univision Music, Inc., 1% by the Company and 10% by Diara, Inc., which is wholly- owned by José Behar, President and Chief Executive Officer of Univision Music Group. Univision Music Group is headquartered in Los Angeles, California.

        Fonovisa, which was acquired from Televisa in 2002, has approximately 50 recording artists on its roster and owns a substantial record and music publishing catalog. Univision Music Group is the leader in record sales of Latin music in the U.S. and Puerto Rico, as Univision Music Group's labels accounted for approximately 45% of the Latin music and 67% of the regional Mexican music sold in the U.S. in 2004.

        Disa is operated by the Chavez family, which owns the remaining 50% interest. Disa is an independent Spanish-language record label; with approximately 100 recording artists on its roster and owns a large catalog of more than 1,500 master recordings of Mexican regional music. The Company has a call right and the Chavez family has a put right starting in June 2006 that will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments. See "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities."

Internet

        Univision Online, Inc. operates the Company's Internet portal, Univision.com, which is primarily directed at Hispanics in the United States and is intended to appeal to a broad consumer interest, including entertainment, sports, news, personal finance and shopping. In 2001, its first full-year of operations, Univision.com became the #1 Spanish-language website for U.S. Hispanics according to Nielsen Media Research and has retained its leadership position ever since. Use of the Internet by U.S. Hispanics is climbing rapidly. In 1998, fewer than 10% of Hispanic Households had Internet access. By 2005 the percentage of Hispanic households with Internet access more than quadrupled to over 40%. It is expected to continue to increase in the upcoming years.

The Hispanic Audience in the United States

        Management believes that Spanish-language media, in general, and the Company, in particular, have benefited and will continue to benefit from a number of factors, including projected Hispanic population growth, increasing Hispanic buying power and greater advertiser spending on Spanish-language media. Unless otherwise noted, the data provided below, pertaining to the Hispanic population in the U.S., was derived from Global Insights Hispanic Market Report—February 2005, a syndicated service.

        Hispanic Population Growth and Concentration.    The Hispanic population of the U.S. increased by 58% between 1990 and 2000 to 35.3 million according to the 2000 U.S. Census. This rate of growth was more than 4 times that of the total U.S. population and approximately seven times that of the U.S. non-Hispanic population. While Hispanics accounted for 12.5% of the U.S. population in 2000, the U.S. Census Bureau projects that the Hispanic percentage will grow to approximately 20% of the total U.S. population by the year 2020, confirming a fundamental shift in the ethnic makeup of the country. According to the 2000 U.S. Census, Hispanics accounted for 27% of the population of New York City and 46.5% of Los Angeles, the two cities with the largest total populations and largest Hispanic populations. Approximately 50% of all Hispanics are located in the eight largest U.S. Hispanic markets, and the Company owns two or more television stations and three or more radio stations in each of these markets. According to U.S. Census estimates published July 1, 2003, there are approximately 39.9 million Hispanics living in the United States, which account for approximately 13.7% of the U.S. population.

        Greater Hispanic Buying Power.    The Hispanic population represents $763 billion estimated Disposable Income in 2005 (8.5% of the total U.S. disposable income), an increase of 52% since 2000. Hispanics are expected to account for more than $1 trillion of U.S. disposable income (9.7% of the U.S. total) by 2010, outpacing the expected growth in total U.S. disposable income.

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

        Increased Spanish-Language Advertising.    According to Hispanic Business magazine, $3.09 billion of total advertising expenditures were directed towards Spanish-language media in 2004, representing a five-year cumulative average growth rate of 10%. Of these amounts, approximately 64% of the $3.09 billion in advertising expenditures in 2004 targeting Hispanics was directed towards Spanish-language television advertising and approximately 21% was directed towards radio advertising. The Company believes that major advertisers have discovered that Spanish-language television and radio advertising is a more cost-effective means to target the growing Hispanic audience than English-language broadcast media.

Ratings

        Television.    During the last five years, Univision Network has consistently ranked first in prime time television among all Hispanic adults and has consistently had between 95% and 100% of the 20 most widely watched programs among all Hispanic Households based on the November Nielsen Hispanic Television Index.

        Among Hispanics, the Spanish-language television share of prime time viewing continues to increase. Currently in the 2004-2005 season 54% of all Hispanic 18-49 year olds watching television in prime time are watching Spanish language programs. This compares with 47% in the 2000-2001 season.

        The following table shows that the Univision Broadcast Networks prime time audience ratings during the last five years are considerably higher than the other networks among the age segment most targeted by advertisers:

Prime Time Ratings Among Hispanic Adults Aged 18 to 49

MTWTFSS 7:00 PM-11:00 PM	2000 P18-49 Average Audience%	2001 P18-49 Average Audience%	2002 P18-49 Average Audience%	2003 P18-49 Average Audience%	2004 P18-49 Average Audience%
Univision (UNI)	9.7	9.8	9.0	8.6	8.8
TeleFutura (TF)	—	—	1.0	1.6	2.1
Telemundo	2.5	2.5	2.7	2.2	3.1
ABC	2.2	1.8	1.6	1.4	1.4
CBS	1.3	1.4	1.2	1.1	1.2
NBC	2.1	1.9	1.8	1.6	1.7
FOX	2.3	2.4	1.8	2.2	1.8
WB	1.0	1.0	1.0	0.9	0.9
UPN	1.3	1.2	1.1	1.0	1.0
PAX	0.2	0.2	0.1	0.1	0.1
AZTECA AMERICA	—	—	—	—	0.3
SHARE CALCULATIONS:
Total Ratings	22.6	22.2	21.3	20.7	22.4
UNI+TF Ratings	9.7	9.8	10.0	10.2	10.9
Univision Combined Networks' Share	42.9%	44.1%	46.9%	49.3%	48.7%

Source:  Nielsen Hispanic Television Index

  Spanish-language television prime time is from 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday through Saturday. English-language television prime time is from 8 p.m. to 11 p.m.,

  Eastern and Pacific Standard Times, Monday through Saturday and 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday.

        In addition, according to the November 2004 Nielsen Station Index and Nielsen Hispanic Station Index:

  •
  12 of the 18* full-power UTG O&Os ranked first among Spanish-language television stations in "total day" in their respective designated market areas, based on total audience rank of adults 18 to 49 years of age;

  •
  three of the 18 full-power UTG O&Os ranked as the top station in "total day" in their respective designated market areas, English- or Spanish-language, based on total audience rank of adults 18 to 49 years of age. (UTG's Bakersfield full-power station is a UPN English-language affiliate);

  •
  13 of the 17 full-power Univision Affiliated Stations ranked first among Spanish-language television stations in their respective designated market areas.

*
No audience data are available for six UTG O&O full-power stations and three Univision Affiliated Stations.

        During 2004 Nielsen Media Research implemented local people meter services in Los Angeles, New York, Chicago and San Francisco. This required Nielsen to install a new sample in each of these markets. In the Company's opinion, these new samples are not representative of the Hispanic households in those markets; they do not include enough Spanish-speaking persons compared to Nielsen's language universe estimates. As a result, Univision is not currently subscribing to these services but continues to work with Nielsen and industry groups to improve these samples. These Nielsen services are used by most advertisers in determining buys. To the extent Hispanics are underrepresented in the Nielsen data, the Company's ability to sell advertising may be negatively impacted.

        Radio.    Radio ratings are measured by Arbitron, a marketing and research firm serving primarily the radio industry and specializing in audience ratings-measurement for marketing to advertisers. Arbitron measures radio station listening by market, in various day-parts and demographics, with data collected from areas throughout a given market. Ratings trends are released monthly and ratings books are issued each season. Univision Radio, according to the Fall 2004 Arbitron ratings book, operates the leading Spanish-language radio station in the adult 25-54 age group, as measured by Average Quarter Hour (AQH) audience rating, in 10 of the 15 top U.S. Hispanic radio markets as measured by Arbitron. During this same period, the Company operated the number one station format in five markets and 23 station formats ranked among the top-ten radio stations in AQH audience, regardless of language or format, in their respective markets.

Program License Agreements

        Through its program license agreements (the "Program License Agreements") with Grupo Televisa S.A. and its affiliates ("Televisa") and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) ("Venevision"), the Company has the exclusive right until December 2017 to air in the U.S. all Spanish-language programming produced by or for them (with limited exceptions). The Program License Agreements provide the Company's television and cable networks with access to programming to fill up to 100% of their daily schedules. Televisa and Venevision programming represented approximately 36% and 17%, respectively, of Univision Network's non-repeat broadcast hours in 2004. Televisa and Venevision programming represented approximately 23% and 7%, respectively, of TeleFutura Network's non-repeat broadcast hours in 2004.

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

        In consideration for access to the programming of Televisa and Venevision, the Company pays royalties to Televisa and Venevision. For a discussion of how royalties are determined and the amounts paid under the Program License Agreements, see "Notes to Consolidated Financial Statements—
3. Related Party Transactions—Program License Agreements."

        Under the Program License Agreements, Televisa and Venevision also have the right to use, without charge and subject to limitations, advertising time that we do not sell to advertisers or that we do not use. In addition, Venevision has the right to receive $5,000,000 per year in free non-preemptable advertising, which means that the Company cannot sell the particular commercial advertising spot to a third party, and Televisa has the right to purchase $5,000,000 of non-preemptable advertising per year for its own use. Further, the Company has the right to purchase $5,000,000 per year in non-preemptable advertising from Televisa and has the right to receive $5,000,000 per year in non-preemptable free advertising from Venevision. The Company accounts for this arrangement as a net barter transaction, with no effect on revenues, expenses or net income on an annual basis. Each of Televisa and Venevision may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period.

        The Company has the right to license Televisa and Venevision programs in Puerto Rico. Before May 2005, the Company will have a right of first refusal on their programs (subject, in the case of Televisa, to a preexisting commitment) and will pay a program performance fee based on the ratings delivered by the licensed programs. The Company will pay Televisa and Venevision an annual minimum license fee for certain programs subject to reductions. After May 2005, the Company's rights will be exclusive in a manner similar to the overall Program License Agreements, and the Company will pay each of Televisa and Venevision royalties for these rights.

        The obligations of Televisa and Venevision's respective affiliates have been guaranteed by, in the case of Televisa, Grupo Televisa S.A. and, in the case of Venevision, Corporacion Venezolana de Television, C.A. (VENEVISION). Pursuant to their respective guarantees, Televisa has agreed to produce each year for the Company's use at least 8,531 hours of programs, which will be of the quality of programs produced by Televisa during the calendar year 2000, and Venevision has agreed to use commercially reasonable efforts to produce or acquire programs for the Company's use at least to the same extent of quality and quantity as in calendar years 1989, 1990 and 1991.

Advertising

        During the last three years, no single advertiser has accounted for more than 10% of the Company's gross advertising revenues.

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

        Currently, most of the Company's television stations do not receive their proportionate share of advertising revenues commensurate with their audience share. Approximately 40% of the Company's radio stations currently receive their proportionate share of advertising revenues commensurate with their audience share. The Company strives to close the gap between audience and revenue share by persuading advertisers of the benefits they may achieve by utilizing or increasing their utilization of Spanish-language television and radio advertising. The Company focuses much of its sales efforts on demonstrating to advertisers its ability to reach the Hispanic audience.

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

        Radio.    Our radio network and station marketing account executives are divided into three groups: network sales, national spot sales and local sales. The account executives responsible for network and national sales target and negotiate with accounts that advertise nationally. Univision Radio Corporate Sales represents the Company's radio stations for sales placed from outside its designated market areas. The local sales force represents the owned-and-operated stations for all sales placed from within its designated market area. In addition, Univision Radio owned-and-operated stations' sales departments utilize research, including both ratings and demographic information, to negotiate sales contracts as well as target major local, regional, and national advertisers that are not purchasing advertising time or that are under-purchasing advertising time on Spanish-language and Hispanic-targeted radio stations. The owned-and-operated stations also derive sales from the sponsorship and organization of various special events.

        Music.    Univision Music Group generates revenues from its music recording and publishing businesses. Universal Music & Video Distribution Corp. provides sales, distribution and manufacturing services ducts are provided by Universal Music & Video Distribution Corp. on behalf of Univision Music Group.

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

        The Company's television business competes for viewers and revenues with other Spanish-language and English-language television stations and networks, including the seven English-language broadcast television networks as well as in excess of 65 measured cable networks. Many of these competitors are owned by companies much larger and having financial strength greater than the Company. Certain of the English-language networks and others have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable broadcasters have recently commenced or announced their intention to commence Spanish-language services as well.

        The Company's radio business competes for audiences and advertising revenues with other radio stations of all formats. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced such as (1) satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber based satellite radio services with numerous niche formats; and (2) audio programming by cable systems, direct broadcast satellite systems, Internet content providers, personal communications services and other digital audio broadcast formats.

        Many of our competitors have more television and radio stations, greater resources (financial or otherwise) and broader relationships with advertisers than we do. Furthermore, because our English-language competitors are perceived to reach a broader audience than we do, they have been able to attract more advertisers and command higher advertising rates than we have.

        The Company also competes for audience and revenues with independent television and radio stations, other media, suppliers of cable television programs, direct broadcast systems, newspapers, magazines and other forms of entertainment and advertising. The Company's television affiliates located near the Mexican border also compete for viewers with television stations operated in Mexico, many of which are affiliated with a Televisa network and are owned by Televisa.

        The Company's share of overall television and radio audience has been increasing. The Company attributes this to the growth of the U.S. Hispanic population, the quality of our programming and the quality and experience of our management. Telemundo, a wholly-owned and operated subsidiary of NBC, a division of General Electric, is the Company's largest television competitor that broadcasts Spanish-language television programming. In most of the Company's designated market areas, the Company's affiliates compete for audience advertising directly with a station owned by or affiliated with Telemundo, as well as with other Spanish-language and English-language stations. Clear Channel (the largest radio operator in the United States), Radio One, Infinity Broadcasting, a unit of Viacom, Spanish Broadcasting System, Entravision and Liberman Broadcasting are the Company's largest radio competitors that broadcast Spanish-language radio programming in several of the Company's designated market areas. Additionally, the Company faces competition from English-language stations that offer programming targeting Hispanic audiences. Clear Channel has established a Hispanic radio division and has begun converting stations to Hispanic targeted formats, in English or Spanish, seeking niche formats within the current music available in Spanish or appealing to Hispanics. Radio One converted a station to Spanish Broadcasting System has entered into a strategic alliance with Viacom to allow it to promote its radio stations on Viacom outdoor properties. ABC Radio Networks and Spanish

Broadcasting Systems have joined forces to syndicate three popular Hispanic morning shows nationally and in markets where the Company competes.

        The rules and policies of the FCC encourage increased competition among different electronic communications media. As a result of rapidly developing technology, the Company may experience increased competition from other free or pay systems by which information and entertainment are delivered to consumers, such as direct broadcast satellite and video dial tone services.

        Satellite-delivered audio provides a medium for the delivery by satellite or supplemental terrestrial means of multiple new audio programming formats to local and/or national audiences. XM Satellite Radio launched its commercial service in 2001 and Sirius Satellite Radio launched service in 2002. The Company entered into a programming partner agreement with XM Satellite Radio in 1998, in which the Company agreed to develop, produce and supply to XM Satellite Radio certain Spanish-language programming. Effective January 31, 2004, the Company terminated its programming with XM Satellite Radio.

        Univision Music Group's major Spanish-language competitors are Sony Discos, WEA Latina, BMG Latin and EMI Latin. The Group also competes against English-language music companies.

        Univision Online competes for advertising revenues with numerous direct competitors, including Web-based portals, such as Yahoo! En Español, Terra and AOL Latino, individual Web sites providing content, commerce, community and similar features and other media companies, such as those with newspaper or magazine publications, radio stations and broadcast stations or networks.

Employees

        As of December 31, 2004, the Company employed approximately 4,400 full-time employees and approximately 8% of these employees, located in Chicago, Los Angeles, San Francisco, New York and Puerto Rico, were represented by unions. The Company has collective bargaining agreements covering the union employees with varying expiration dates through 2008. The Company is currently negotiating the collective bargaining agreements at the Chicago, Los Angeles, New York and Puerto Rico television stations. Approximately 5 % of employees are subject to collective bargaining agreements that are currently being negotiated or that expire within one year. Management believes that its relations with its non-union and union employees, as well as with the union representatives, are generally good.

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

        Licenses and Applications.    Each television and radio station that we own must be licensed by the FCC. Licenses are granted for periods of up to eight years and we must obtain renewal of licenses as they expire in order to continue operating the stations. We must also obtain FCC approval prior to the acquisition or disposition of a station, the construction of a new station or modification of the technical facilities of an existing station. Interested parties may petition to deny such applications and the FCC may decline to renew or approve the requested authorization in certain circumstances. Although we have generally received such renewals and approvals in the past, there can be no assurance that we will continue to do so in the future.

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

        Ownership Restrictions.    FCC rules permit us to own up to two television stations with overlapping contours where the stations are in different DMAs, where certain specified signal contours do not overlap, where a specified number of separately-owned full-power broadcast stations will remain after the combination is created or where certain waiver criteria are met. Rules also limit the number of radio stations that we may own in any single market (defined by Arbitron or by certain signal strength contours). The FCC's "cross-ownership rule" permits a party to own both television and radio stations in the same local market in certain cases, depending primarily on the number of independent media voices in that market. The "national audience cap" prohibits us from owning stations that, in the aggregate, reach more than a specified percentage of the national audience.

        In 2003, the FCC adopted changes to these rules that would generally relax many of the ownership restrictions discussed above. Except with respect to radio, the effectiveness of these new rules has been stayed by federal court order and the pre-existing media ownership rules will continue to apply until the stay is lifted. Congress is also considering a number of measures to repeal or prevent implementation of some or all of these new rules.

        Alien Ownership.    The Communications Act generally prohibits foreign parties from having a 20% or greater interest in a licensee entity or more than a 25% interest in the parent entity of a licensee. The Company believes that, as presently organized, it complies with the FCC's foreign ownership restrictions.

        Network Regulation.    FCC rules affect the network-affiliate relationship. Among other things, these rules require that network affiliation agreements (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit affiliates to preempt network programs that they believe are unsuitable for their audience and (iii) permit affiliates to substitute programs that they believe are of greater local or national importance for network programs.

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

        Direct Broadcast Satellite ("DBS") systems provide television programming on a subscription basis to consumers that have purchased and installed a satellite signal receiving dish and associated decoder equipment. Under the Satellite Home Improvement Act, satellite carriers are permitted to retransmit a local television station's signal into its local market with the consent of the local television station. If a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage. All television stations operated by the Company at the time of election made timely elections for DBS carriage and the Company intends to obtain DBS carriage for each of its eligible stations.

        DTV.    FCC rules require full-power analog television stations, such as ours, to transition from currently-provided analog service to digital ("DTV") service. In general, our stations must have completed construction of full power DTV facilities by July 1, 2006 or face loss of interference protection rights. A multi-step channel election and repacking process is underway pursuant to which DTV stations will be assigned to their ultimate channel. The FCC anticipates this process will be completed by August 2006. We are unable to predict at this time which DTV channels we will be assigned. Federal law requires TV stations to operate exclusively in the digital mode and surrender any additional channels by December 31, 2006. While Congress has required the FCC to grant an extension of that deadline under specific circumstances, proposed legislation would establish a firm DTV transition deadline.

        Other Matters.    The FCC has numerous other regulations and policies that affect its licensees, including rules requiring close-captioning to assist television viewing by the physically handicapped and the equal employment opportunities ("EEO") rule requiring broadcast licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person by broadcast stations based on race, color, religion, national origin or gender. The EEO rule also requires each station to widely disseminate information concerning its full-time job vacancies with limited exceptions, provide notice of each full-time job vacancy to recruitment organizations that have requested such notice and complete a certain number of longer-term recruitment initiatives within a two-year period. Licensees are also required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding a number of aspects of their station operations.

        The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act, or of the regulations and policies of the FCC there under. Proposals for additional or revised regulations and requirements are pending before, and are considered by Congress and federal regulatory agencies from time to time. We generally cannot predict whether new legislation, court action or regulations or a change in the extent of application or enforcement of current laws and regulations, would have an adverse impact on our operations.

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

        We have in the past derived, and we expect to continue to derive, a significant amount of our revenues from advertisers. Other than some television network advertising that is presold on an annual basis, we generally have not obtained, and we do not expect to obtain, long-term commitments from advertisers. Therefore, advertisers generally may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could, and often do, occur as a result of a strike; a general economic downturn; an economic downturn in one or more industries or in one or more geographic areas; changes in population, demographics, audience tastes and other factors beyond our control; or a failure to agree on contractual terms. In addition, major incidents of terrorism, war, natural disasters or similar events may require us to program without any advertising, which in turn would reduce our revenues and results of operations.

        In addition, our stations compete for audiences and advertising directly with other television and radio stations and the competitive climate can change rapidly and unpredictably in any particular geographic market.

Because the U.S. Hispanic population is concentrated geographically, our results of operations are sensitive to the economic conditions in particular markets and negative events in those markets could reduce our revenues.

        Approximately 33% of all U.S. Hispanics live in the Los Angeles, New York and Miami-Fort Lauderdale markets and the top ten U.S. Hispanic markets collectively account for approximately 56% of the U.S. Hispanic population. Our revenues are similarly concentrated in these key markets. As a result, an economic downturn, increased competition, or another significant negative event in these markets could reduce our revenues and results of operations more dramatically than other companies that do not depend as much on these markets.

Our voting structure could delay or prevent us from being acquired and could prevent our stockholders from realizing a premium for their shares of common stock.

        Mr. A. Jerrold Perenchio beneficially owns all of our outstanding Class P common stock, which gives him ten votes per share compared to the one vote per share of all of our other capital stock. As of December 31, 2004, and assuming no exercise of options or warrants, Mr. Perenchio controlled approximately 59% of the voting power of the Class A and P common stock (which vote together to elect all of our directors except two) and approximately 56% of our overall voting power. Therefore, Mr. Perenchio has control over all matters submitted to our stockholders for vote (subject to certain matters that require supermajority board approvals and subject to class voting required by law), including election of directors, proxy contests, mergers and other transactions that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock. In addition, if either of our Class T and Class V Directors votes against a merger, consolidation, reorganization or sale of substantially all of our assets or liquidation, we will not be permitted to enter into such a transaction unless the transaction is approved by a majority of our Board and 60% of our shares outstanding (treating all shares as having a single vote for these purposes). Further, in such a transaction not resulting in a change in control, a vote of a Class T or Class V Director will be required if the powers, rights and privileges of the holders of the Class T and/or Class V common stock would be adversely affected.

Because our television stations rely on "must carry" rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of these rights or failures could significantly reduce our ability to obtain cable carriage and therefore revenues.

        Pursuant to the "must carry" provisions of the Cable Television Consumer Protection and Competition Act of 1992, television broadcast stations may demand that a cable operator carry its signal if the cable operator serves the same market as the broadcast station. However, the broadcast station cannot demand compensation from the cable operator. A demand for carriage is commonly referred to as "must-carry." The future of "must carry" rights is uncertain, especially as they relate to the carriage of digital television. The current FCC rules relate only to the carriage of analog television signals and it is not clear what, if any, "must-carry" rights television broadcast stations will have after a transition to digital television. Our full-power television stations rely on "must-carry" rights to obtain cable carriage. New laws or regulations that eliminate or limit the scope of these cable carriage rights could significantly reduce our ability to obtain cable carriage, which would reduce our ability to broadcast our programming and consequently our ability to generate revenues from advertising.

We may need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities.

        At December 31, 2004, we had total debt, including capital lease obligations of approximately $1.2 billion. This could have important consequences depending on our financial needs. For example, because it could require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, the indebtedness could:

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

        We have significantly expanded our business within a relatively short period of time both internally and through acquisitions. We have commenced a new network, TeleFutura, and since 2001 we have more than doubled the number of our wholly owned-and-operated full-power television stations, and we have entered into three new lines of business (radio, music and Internet).

        In general, we may continue to grow rapidly and this strategy could involve numerous risks, including the risk that certain acquisitions may prove unprofitable or fail to generate anticipated cash flows. In addition, our growth strategy could result in a strain on our infrastructure and internal systems or require us to recruit additional senior management. We may not be able to realize the benefits expected from cross-promotion between our television, radio, music and Internet business. Failure to effectively integrate newly-acquired companies or newly-entered businesses could undermine the potential benefits intended by acquisitions or entry into new businesses, could distract our management or could require us to unexpectedly allocate substantial resources (financial and otherwise) to the integration efforts.

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets.

        Goodwill and intangible assets totaled $6,481,037,000 at December 31, 2004, primarily attributable to acquisitions in the past three years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value. At least annually, the Company tests its goodwill and intangible assets for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to operations. Depending on future circumstances, we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of our goodwill and other intangibles would have an adverse effect on our financial condition and results of operations.

Executive Officers

        The executive officers of the Company serve at the discretion of its Board of Directors subject to certain employment agreements. Messrs. Cahill, Hinson, Hobson, Kranwinkle, Rodriguez and Tichenor have employment agreements with the Company.

        The executive officers of the Company as of December 31, 2004 were as follows:

Name	Age	Position
A. Jerrold Perenchio	74	Chairman of the Board and Chief Executive Officer
Robert V. Cahill	73	Vice Chairman and Corporate Secretary
Jeffrey T. Hinson	49	Executive Vice President and Chief Financial Officer
Andrew W. Hobson	43	Senior Executive Vice President and Chief Strategic Officer
C. Douglas Kranwinkle	64	Executive Vice President and General Counsel
Ray Rodriguez(1)	53	President of Univision Network, TeleFutura Network and Galavisión Network
McHenry T. Tichenor, Jr.(2)	49	President of Univision Radio

(1)
Effective February 9, 2005, Mr. Rodriguez was promoted to President and Chief Operating Officer of the Company.

(2)
Mr. Tichenor resigned as President of Univision Radio effective December 31, 2004. He remains a Director of the Company.

        Mr. Perenchio has been Chairman of the Board and Chief Executive Officer of the Company since December 1992. From December 1992 through January 1997, he was also the Company's President. Mr. Perenchio has owned and been active in Chartwell Partners LLC since it was formed in 1983. Chartwell Partners LLC is an investment firm that is active in the media and communications industry.

        Mr. Hinson has been Executive Vice President and Chief Financial Officer of the Company since March 2004. Mr. Hinson served as the Senior Vice President and Chief Financial Officer of Univision Radio (formerly known as Hispanic Broadcasting Corporation) from the time the Company acquired it in September 2003 through March 2004. From February 1997 through September 2003, Mr. Hinson was the Senior Vice President and Chief Financial Officer of Hispanic Broadcasting Corporation.

        Mr. Cahill has been Vice Chairman and Secretary of the Company since May 2001. From December 1992 until May 2001, Mr. Cahill was Secretary and Vice President of the Company. Mr. Cahill was Executive Vice President and General Counsel of Chartwell Partners, an affiliate of Mr. Perenchio, from 1985 to June 30, 2004.

        Mr. Hobson has been Senior Executive Vice President and Chief Strategic Officer since July 2004. Mr. Hobson was Executive Vice President of the Company from January 2001 through July 2004. From 1994 to 2000, Mr. Hobson was an Executive Vice President of Univision Network. Mr. Hobson served as a Principal at Chartwell Partners LLC, an affiliate of Mr. Perenchio, from 1990 to 1994.

        Mr. Kranwinkle has been Executive Vice President and General Counsel of the Company since September 2000. From January 1989 until September 2000, Mr. Kranwinkle was a partner of O'Melveny & Myers LLP, a law firm. While at O'Melveny & Myers LLP, Mr. Kranwinkle was the managing partner of its New York office from December 1993 until June 1997 and the firm's managing partner from April 1996 until September 2000.

        Mr. Rodriguez has been President and Chief Operating Officer of Univision Network since December 1992. In addition, Mr. Rodriguez has been President and Chief Operating Officer of TeleFutura Network and Galavisión Network since August 2001. Mr. Rodriguez serves as a member of the Board of Directors of the Company. Effective February 9, 2005, Mr. Rodriguez became the President and Chief Operating Officer of the Company.

        Mr. Tichenor has been President and Chief Executive Officer of Univision Radio since September 22, 2003. On December 8, 2004, Mr. Tichenor resigned from his position as President of Univision Radio, effective December 31, 2004. From February 1997 until September 2003, Mr. Tichenor was the Chairman of the Board, President and Chief Executive Officer of Hispanic Broadcasting Corporation. Mr. Tichenor will continue to serve as a member of the Board of Directors of the Company.

ITEM 2. Properties

        At December 31, 2004, the principal buildings owned or leased by the Company and used primarily by the television and radio segments are described below:

Principal Properties of the Company

Location(1)	Aggregate Size of Property in Square Feet (Approximate)	Owned or Leased	Lease Expiration Date
Miami, FL	257,189	Owned	—
Miami, FL	118,107	Leased	10/23/07	(2)
Los Angeles, CA	166,400	Owned		(3)
Houston, TX	125,000	Owned	—
New York, NY	73,322	Leased	6/30/15

(1)
The Miami, Los Angeles and New York locations are used primarily by the television and Internet businesses. The Houston location, which was purchased in 2004 and is currently being renovated, will be used primarily by the television and radio businesses.

(2)
Option to renew available.

(3)
The Company purchased the Los Angeles building in March 2004.

        In December 2003, the Company entered into a 40-year lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building will be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2006. The sum of the lease payments will be approximately $67,100,000 over 40 years beginning on the expected lease commencement date of August 31, 2005. The lease has been capitalized by the Company at its estimated fair value of $17,300,000.

        The Miami owned facilities primarily house Univision Network and TeleFutura Network administration, operations (including uplink facilities), sales, production and news. In addition, Galavisión operations, WLTV and WAMI, the Miami stations, occupy space in Univision Network's and TeleFutura Network's facilities. The Company broadcasts its programs to the Company's affiliates on three separate satellites from four transponders. In addition, the Company uses a fifth transponder for news feeds.

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

ITEM 3. Legal Proceedings

        The Company is involved in litigation arising in the ordinary course of business. Management has accrued amounts it believes are reasonable and any amounts in excess of those accruals, either alone or in the aggregate, would not be material to the Company. See "Notes to Consolidated Financial Statements—11. Contingencies."

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

	Price Range
	High	Low
2003
First Quarter	$28.65	$21.83
Second Quarter	$32.32	$24.15
Third Quarter	$38.64	$28.86
Fourth Quarter	$39.95	$31.50
2004
First Quarter	$40.05	$32.00
Second Quarter	$36.79	$29.54
Third Quarter	$35.22	$28.38
Fourth Quarter	$32.94	$27.30
(b)
Holders

        There were approximately 477 stockholders of record of Class A Common Stock, 5 stockholders of Class P Common Stock, 2 stockholders of Class T Common Stock and 2 stockholders of Class V Common Stock as of February 9, 2005.

(c)
Cash Dividends

        The Company has never declared or paid dividends on any class of its common stock. The Company's current credit agreement restricts the payment of cash dividends on common stock. The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

(d)
Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item is contained under the caption "Equity Compensation Plan Information" in a definitive Proxy Statement, which the registrant will file with the Securities and Exchange Commission no later than 120 days after December 31, 2004 (the "Proxy Statement") and such information is incorporated herein by reference.

ITEM 6. Selected Financial Data

        Presented below is the selected historical financial data of Univision Communications Inc.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except share and per-share data)

	2004(a)	2003(b)	2002	2001	2000
Income Statement Data (for the years ended December 31)
Net revenues	$1,786,935	$1,311,015	$1,091,293	$887,870	$863,459
Direct operating expenses (excluding depreciation and amortization)	663,457	513,741	471,395	355,761	312,381
Selling, general and administrative expenses (excluding depreciation and amortization)	528,841	363,674	287,960	231,610	223,023
Depreciation and amortization	101,382	84,904	78,818	84,069	66,765

Operating income	493,255	348,696	253,120	216,430	261,290
Interest expense, net	66,061	71,322	87,233	53,463	30,097
Loss on extinguishment of debt	467	4,122	—	3,875	—
Amortization of deferred financing costs	3,470	3,832	3,846	2,488	1,361
Stock dividend	(6,453)	—	—	—	—
Equity loss in unconsolidated subsidiaries and other	1,942	10,218	15,907	47,449	4,828
Gain on change in Entravision ownership interest	—	(1,611)	(1,898)	(4,552)	—
Noncontrolling interest in variable interest entities	7,311	—	—	—	—

Income before taxes	420,457	260,813	148,032	113,707	225,004
Provision for income taxes	164,574	105,386	61,504	61,296	108,081

Net income	255,883	155,427	86,528	52,411	116,923
Preferred stock dividends/accretion	—	—	(25)	(70)	(518)

Net income available to common stockholders	$255,883	$155,427	$86,503	$52,341	$116,405

As adjusted net income available to common stockholders(c)	$255,883	$155,427	$86,503	$88,863	$150,634
Earnings Per Share Available to Common Stockholders(d)
Basic Earnings Per Share
Net income	$0.79	$0.61	$0.39	$0.25	$0.57
As adjusted net income(c)	$0.79	$0.61	$0.39	$0.43	$0.74
Weighted average common shares outstanding	322,742,581	253,853,027	224,344,335	208,110,727	204,893,438
Diluted Earnings Per Share
Net income	$0.72	$0.55	$0.34	$0.22	$0.49
As adjusted net income(c)	$0.72	$0.55	$0.34	$0.37	$0.64
Weighted average common shares outstanding	353,019,601	283,838,587	256,337,046	239,817,378	238,963,587
Balance Sheet Data (at end of year)
Current assets	$664,684	$520,566	$384,958	$610,936	$249,612
Total assets	8,227,126	7,642,917	3,402,396	3,178,387	1,448,305
Current liabilities	291,515	288,633	223,222	269,680	362,961
Long-term debt, including capital leases	1,227,680	1,368,346	1,432,233	1,662,018	377,689
Stockholders' equity	5,387,704	5,102,977	1,558,088	813,280	695,272
Other Data
Net cash provided by operating activities	$424,977	$329,777	$155,199	$217,295	$236,238
Net cash used in investing activities	(231,114)	(197,360)	(795,281)	(816,175)	(457,950)
Net cash (used in) provided by financing activities	(80,672)	(91,391)	294,904	925,181	253,682

(a)
Includes the Company's variable interest entities as of March 31, 2004. See "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities."

(b)
The Company acquired Hispanic Broadcasting Corporation September 22, 2003. See "Notes to Consolidated Financial Statements—4. Acquisition of Hispanic Broadcasting Corporation."

(c)
Represents net income per share as if Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles" was effective January 1, 2000.

(d)
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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Univision Communications Inc., together with its wholly owned subsidiaries (the "Company," "we," "us" and "our"), operates in four business segments:

  •
  Television: The Company's principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company's owned and/or operated television stations and the Galavisión cable television network. For the twelve months ended December 31, 2004, the television segment accounted for approximately 71% of the Company's net revenues.

  •
  Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. The Company has owned Univision Radio since the Company acquired Hispanic Broadcasting Corporation in September 2003. For the twelve months ended December 31, 2004, the radio segment accounted for approximately 18% of the Company's net revenues.

  •
  Music: The Company's music recording and music publishing business, launched in April 2001, includes the Univision Records label, the Fonovisa Records label and Disa Records, which the Company began to consolidate on March 31, 2004. See "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities." For the twelve months ended December 31, 2004, the music segment accounted for approximately 10% of the Company's net revenues.

  •
  Internet: Univision Online, Inc. operates the Company's Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the twelve months ended December 31, 2004, the Internet segment accounted for approximately 1% of the Company's net revenues.

        Television net revenues are generated from the sale of network, national and local spot advertising time, net of agency commissions, subscriber fees and station compensation paid to certain affiliates. Univision Radio's primary source of revenues is the sale of broadcasting time for advertising, with a majority of revenues coming from local advertising and the remainder primarily from national spot and network advertising. The music business derives its revenues from the sale of recorded music and the Internet business from online advertising.

        Direct operating expenses consist primarily of programming, news and technical costs. Our program license agreements (the "Program License Agreements") with Grupo Televisa S.A. and its affiliates ("Televisa") and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) ("Venevision") accounted for approximately 13.1% in the twelve months ended December 31, 2004 and approximately 16.1% in the twelve months ended December 31, 2003 of our total operating expenses.

        In addition to ongoing operations, management spent a significant amount of time focusing on several areas of expansion for the Company during the twelve months ended December 31, 2004. We acquired the assets of two radio stations and one television station for an aggregate purchase price totaling approximately $133,000,000. Management continued to spend a considerable amount of time on the integration of Univision Radio, which we acquired September 22, 2003. In March 2004, the Company purchased a building used primarily by its Los Angeles television stations for $52,530,000. The Company had previously capitalized the lease as a fixed asset for approximately $42,000,000.

        As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). Under the guidelines of FIN 46, the Company began consolidating its investment in Disa Records, S.A. de C.V. ("Disa") and WLII/WSUR, Inc. ("WLII"), which owns two television stations in Puerto Rico, as variable interest entities. Prior periods were not restated upon the adoption of FIN 46. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their statements of operations beginning April 1, 2004. The consolidation of these entities had a positive impact on net revenues and operating income but no impact on net income. See "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities" for the impact of the variable interest entities on the Company's consolidated balance sheet and results of operations.

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

Revenue Recognition

        Net revenues are comprised of gross revenues from the Company's television and radio broadcast, cable, music and Internet businesses, including subscriber fees, a network service fee payable to the Company by the affiliated stations, less agency commissions and compensation costs paid to certain affiliated stations. The Company's television and radio gross revenues are recognized when advertising spots are aired. The music business, which includes Univision Music Group and Disa, recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as "impressions" are delivered and sponsorship revenues are recognized ratably over their contract period. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Company's online properties. Revenues are recognized when collection of the resulting receivable is reasonably assured.

Accounting for Intangibles and Impairment

        Goodwill and other intangibles with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission ("FCC"). Over the last five years, all television and radio licenses that have been up for renewal have been renewed and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested annually for impairment, or more frequently if circumstances indicate a possible impairment exists in accordance with paragraph 17 of Statement of Financial Accounting Standards ("SFAS") No. 142 and the Emerging Issues Task Force published Issue 02-07, "Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets" ("EITF 02-07").

        Goodwill is allocated to various reporting units, which are either the operating segments or one reporting level below the operating segment. For purposes of performing the impairment test of goodwill as required by SFAS 142, we established the following reporting units: Television, Radio,

Music and Internet. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less that its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS 142 also requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2004, and has concluded that it does not have an impairment loss related to these assets. In the future, the Company may incur impairment charges under SFAS 142 if market values decline and the Company does not achieve expected cash flow growth rates.

Investment Valuation

        The Company monitors the value of its equity and cost method investments for indicators of impairment, including changes in market conditions and/or the operating results of its underlying investments that may result in the inability to recover the carrying value of the investment. The Company will record an impairment charge if and when it believes any investment has experienced a decline that is other than temporary. See "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities."

Related Party Transactions

        Televisa and Venevision, which are principal stockholders of the Company, have program license agreements with us that provide our three television networks with a substantial amount of programming. The Company currently pays a license fee of approximately 15% of television net revenues to Televisa and Venevision for their programming, subject to certain upward adjustments. The Company believes that the program license agreements and all other agreements with Televisa and Venevision have been negotiated as arms-length transactions. See "Notes to Consolidated Financial Statements—3. Related Party Transactions."

Stock-based Compensation

        In October 1996, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the date of the grant with the resulting costs charged to operations. We have elected to continue to account for employee stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion ("APB Opinion") No. 25, "Accounting for Stock Issued to Employee" and related interpretations. See "Notes to Consolidated Financial Statements—2. Significant Accounting Policies."

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets," which is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153, will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effect on the Company's financial position and results of operations will primarily depend on the significance of television and radio station swap transactions the Company enters into in the future.

Overview

        In comparing our results of operations for the twelve months ended 2004 with those of 2003, the following should be noted:

  •
  The results of operations of Univision Radio (acquired September 22, 2003) are included for the twelve months ended December 31, 2004 but are only included from September 23, 2003 through December 31, 2003 for the twelve months ended 2003.

  •
  Under the guidelines of FIN 46, the Company began consolidating its investment in Disa and WLII, which owns two television stations in Puerto Rico, as variable interest entities as of March 31, 2004. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their results of operations beginning April 1, 2004. The impact of the variable interest entities on the results of operations of the Company is explained below for the twelve months ended December 31, 2004. Also see "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities."

Year Ended December 31, 2004 ("2004"), Compared to Year Ended December 31, 2003 ("2003")

        Revenues.    Net revenues were $1,786,935,000 in 2004 compared to $1,311,015,000 in 2003, an increase of $475,920,000 or 36.3%. Existing operations accounted for 10.2% of the increase, while 18.7% was attributable to the radio business, resulting from our acquisition of HBC on September 22, 2003, and 7.4% to the variable interest entities that began to be consolidated by the Company on March 31, 2004. The Company's television segment revenues were $1,261,840,000 in 2004 compared to $1,098,276,000 in 2003, an increase of $163,564,000 or 14.9%. The growth was primarily attributable to the Company's three television networks, resulting primarily from increased viewership and higher rates for advertising spots. The owned-and-operated stations also had increased revenues, attributable primarily to the Los Angeles, Phoenix, Miami, New York and Austin markets offset in part by small decreases in the San Francisco, Dallas and Fresno markets. The variable interest entity, WLII, added $46,147,000, or 3.5% to the net revenues of the television segment. The Company's radio segment, which began operating for the Company following the acquisition of HBC on September 22, 2003, had revenues of $328,392,000 in 2004 compared to $83,595,000 in 2003. The Company's music segment generated revenues of $178,560,000 in 2004 compared to $113,197,000 in 2003, an increase of $65,363,000 or 57.7%. The variable interest entity, Disa, added $50,947,000, or 28.5%, to the net revenues of the music segment. The remainder of the increase is due primarily to the success of certain album releases in 2004. The Company's Internet segment had revenues of $18,143,000 in 2004 compared to $15,947,000 in 2003, an increase of $2,196,000 or 13.8%, primarily related to an increase in advertisers.

        Expenses.    Direct operating expenses increased to $663,457,000 in 2004 from $513,741,000 in 2003, an increase of $149,716,000 or 29.1%. Existing operations accounted for 10.5% of the increase, while 8.7% was attributable to the radio business and 9.9% to the variable interest entities. The Company's television segment direct operating expenses were $488,446,000 in 2004 compared to $420,475,000 in 2003, an increase of $67,971,000 or 16.2%. The increase is due to increased programming costs of $16,674,000, increased license fee expense of $14,888,000 paid under our Program License Agreements, increased news and technical costs of $8,721,000, increased sports-related programming costs of $5,016,000 and variable interest entity costs related to WLII of $22,672,000. The Company's radio segment had direct operating expenses of $60,121,000 in 2004 compared to $15,211,000 in 2003. The Company's music segment's direct operating expenses were $102,316,000 in 2004 compared to $64,497,000 in 2003, an increase of $37,819,000. The music segment's variable interest entity cost related to Disa was $28,261,000 and the remainder of the increase was attributable to increased production costs resulting from higher sales. The Company's Internet segment had direct operating expenses of $12,574,000 in 2004 compared to $13,558,000 in 2003, an improvement of $984,000 or 7.3%. As a percentage of net revenues, the Company's direct operating expenses decreased from 39.2% in 2003 to 37.1% in 2004.

        Selling, general and administrative expenses increased to $528,841,000 in 2004 from $363,674,000 in 2003, an increase of $165,167,000 or 45.4%. Existing operations accounted for 6.9% of the increase, while 31.4% was attributable to the radio business and 7.1% to the variable interest entities. The Company's television segment selling, general and administrative expenses were $311,916,000 in 2004 compared to $275,622,000 in 2003, an increase of $36,294,000 or 13.2%. The increase is due in part to increased compensation costs and benefits of $10,048,000, increased selling costs of $7,066,000 reflecting higher sales in 2004, increased research costs of $3,681,000 and variable interest entity costs related to WLII of $12,957,000. The Company's radio segment had selling, general and administrative expenses of $151,690,000 in 2004 compared to $37,511,000 in 2003. The Company's music segment had selling, general and administrative expenses of $52,964,000 in 2004 compared to $39,151,000 in 2003, an increase of $13,813,000. The music segment's variable interest entity cost related to Disa was $12,892,000. The Company's Internet segment had selling, general and administrative expenses of $12,271,000 in 2004 compared to $11,390,000 in 2003, an increase of $881,000, related in part to increased selling costs. As a percentage of net revenues, the Company's selling, general and administrative expenses increased from 27.7% in 2003 to 29.6% in 2004.

        Depreciation and Amortization.    Depreciation and amortization increased to $101,382,000 in 2004 from $84,904,000 in 2003, an increase of $16,478,000 or 19.4%. The radio business accounted for 12.3% of the increase, the variable interest entities accounted for 10.8%, while existing operations accounted for a decrease of 3.7%. The Company's depreciation expense increased to $82,157,000 in 2004 from $72,340,000 in 2003, an increase of $9,817,000 primarily due to increased capital expenditures and acquisitions. The variable interest entities accounted for $1,375,000 of the increase. The Company had amortization of intangible assets of $19,225,000 and $12,564,000 in 2004 and 2003, respectively, an increase of $6,661,000, which is due primarily to an increase of $1,567,000 related to the acquisition of HBC on September 22, 2003 and $7,825,000 related to the variable interest entities, offset in part by a reduction of intangible assets being amortized, primarily artist contracts, acquired as a result of our acquisition of Fonovisa in April 2002 of $2,676,000 and other reductions of $55,000. Depreciation and amortization expense for the television segment increased by $1,988,000 to $66,029,000 in 2004 from $64,041,000 in 2003 due to increased depreciation primarily related to higher capital expenditures and station assets acquired. Depreciation and amortization related to the television variable interest entity, WLII, was $1,199,000. Depreciation and amortization expense for the radio segment increased by $10,469,000 to $16,063,000 in 2004 from $5,594,000 in 2003, $8,902,000 related to depreciation expense and $1,567,000 to intangible amortization related to the valuation of amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts were being amortized over a nine-month period that expired in June 2004. Depreciation and amortization expense for the music segment increased by $5,465,000 to $15,443,000 in 2004 from $9,978,000 in 2003. The music variable interest entity, Disa, accounted for $8,001,000 of the increase, which was offset by a decrease of $2,536,000 primarily related to the reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years, but most will be amortized in the first three years following the 2002 acquisition. Depreciation and amortization expense for the Internet segment decreased by $1,444,000 to $3,847,000 in 2004 from $5,291,000 in 2003.

        Operating Income.    As a result of the above factors, operating income increased to $493,255,000 in 2004 from $348,696,000 in 2003, an increase of $144,559,000 or 41.5%. Existing operations accounted for 16.7%, while 21.6% was attributable to the radio business and 3.2% to the variable interest entities. The Company's television segment had operating income of $395,449,000 in 2004 and $338,138,000 in 2003, an increase of $57,311,000. Operating income related to the television variable interest entity, WLII, was $9,319,000. The Company's radio segment had operating income of $100,518,000 in 2004 compared to $25,279,000 in 2003. The Company's music segment had operating income of $7,837,000 in 2004 and an operating loss of $429,000 in 2003, an improvement of $8,266,000. Operating income related to the music variable interest entity, Disa, was $1,793,000. The Company's Internet segment had an operating loss of $10,549,000 in 2004 and $14,292,000 in 2003, an improvement of $3,743,000. The Company's Internet segment is expected to generate an operating loss in 2005. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, the Company's operating income increased from 26.6% in 2003 to 27.6% in 2004.

        Interest Expense, Net.    Interest expense decreased to $66,061,000 in 2004 from $71,322,000 in 2003, a decrease of $5,261,000 or 7.4%. The decrease is due to lower interest rates and lower bank borrowings.

        Loss on Extinguishment of Debt.    The Company's loss on extinguishment of debt of $467,000 in 2004 is due to the write-off of deferred financing costs related to repayment of outstanding balance under the bank term credit facility of $100,000,000 in the third quarter of 2004. The Company's loss on extinguishment of debt of $4,122,000 in 2003 is due to the write-off of deferred financing costs related to its reduced bank term credit facility of $620,000,000 in the fourth quarter of 2003.

        Stock dividend.    In the first quarter of 2004, the Company recorded a stock dividend of $5,094,000 based on the Company's initial investment of approximately $26,000,000 pursuant to an amendment to Equity Broadcasting Corporations' Articles of Incorporation. The stock dividend income for the twelve months ended December 31, 2004 was $6,453,000. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008.

        Noncontrolling interest of variable interest entities.    Under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family, and WLII, which is owned 100% by Raycom, see "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities." Consequently, the Company recorded a noncontrolling interest charge of $7,311,000 in 2004, which consists of $564,000 related to the Chavez family's 50% ownership of Disa and $6,747,000 related to Raycom's 100% ownership of WLII. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. The use of the equity method of accounting prior to March 31, 2004 and the consolidation of Disa since April 1, 2004 have the same effect on the Company's net income. WLII's net income has no impact on our net income since Raycom owns 100% of WLII.

        Equity (Income) Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $1,942,000 in 2004 from $10,218,000 in 2003, an improvement of $8,276,000 due to lower equity losses of $8,854,000, offset by net losses of $578,000 related to other various items. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition. Therefore, the Company did not record an Entravision equity income or loss in its results of operating in 2004, but did record an equity loss in unconsolidated subsidiary related to its Entravision investment of $2,269,000 in 2003. Under the guidelines of FIN 46, the Company began consolidating the VIE, Disa, as of March 31, 2004, which had been previously reported under the equity method. As a result, the Company had a decrease of $5,685,000 in equity loss in unconsolidated subsidiaries in 2004 when compared to 2003. There were other equity loss increases of $900,000 when comparing 2004 to 2003.

        Gain on Change in Entravision Ownership Interest.    The gain on change in Entravision ownership interest was $1,611,000 in 2003. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," under which the Company elected to recognize gains and losses from its unconsolidated subsidiaries' stock issuances. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition, and stopped recognizing these gains and losses.

        Provision for Income Taxes.    In 2004, the Company reported an income tax provision of $164,574,000, representing $98,703,000 of current tax expense and $65,871,000 of deferred tax expense. In 2003, the Company reported an income tax provision of $105,386,000, representing $50,785,000 of current tax expense and $54,601,000 of deferred tax expense. The total effective tax rate was 39.1% in 2004 and 40.4% in 2003. The Company's effective tax rate of 39.1% for 2004 is lower than the 40.4% for 2003 due primarily to a tax benefit recorded in the second quarter of 2004 of $4,737,000, resulting primarily from the resolution of various federal and state income tax audits.

        Net Income.    As a result of the above factors, the Company reported net income in 2004 of $255,883,000 compared to net income of $155,427,000 in 2003, an increase of $100,456,000 or 64.6%. Following the adoption of FIN 46 on March 31, 2004, the Company's inclusion of the variable interest entities, Disa and WLII, in the Company's results of operations did not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company's net income. WLII's net income had no impact on our net income since Raycom owns 100% of WLII. As a percentage of net revenues, the Company's net income increased from 11.9% in 2003 to 14.3% in 2004.

        Operating Income before Depreciation and Amortization.    Operating income before depreciation and amortization increased to $594,637,000 in 2004 from $433,600,000 in 2003, an increase of $161,037,000 or 37.1%. Existing operations accounted for 12.6%, while 19.8% was attributable to the radio business and 4.7% to the variable interest entities. As a percentage of net revenues, the Company's operating income before depreciation and amortization increased from 33.1% in 2003 to 33.3% in 2004.

        The Company uses the key indicator of "operating income before depreciation and amortization" primarily to evaluate the Company's operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company's ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company's performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the twelve months ended December 31, 2004 and 2003:

	Twelve Months Ended December 31,
	2004	2003
	(Dollars in thousands)
	(unaudited)	(unaudited)
Operating income before depreciation and amortization	$594,637	$433,600
Depreciation and amortization	101,382	84,904

Operating income	493,255	348,696
Other expense / (income):
Interest expense, net	66,061	71,322
Loss on extinguishment of debt	467	4,122
Amortization of deferred financing costs	3,470	3,832
Stock dividend	(6,453)	—
Equity loss in unconsolidated subsidiaries and other	1,942	10,218
Gain on change in Entravision ownership interest	—	(1,611)
Noncontrolling interest of variable interest entities	7,311	—
Provision for income taxes	164,574	105,386

Net income	$255,883	$155,427

	Twelve Months Ended December 31, 2004
	Consolidated		Television		Radio	Music		Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$594,637	(a)	$461,478	(a)	$116,581	$23,280	(a)	$(6,702)
Depreciation and amortization	101,382		66,029		16,063	15,443		3,847

Operating income (loss)	$493,255		$395,449		$100,518	$7,837		$(10,549)

(a)
Consolidated VIE operating income before depreciation and amortization totaled $20,312. The television and music VIEs contributed $10,518 and $9,794 to the total, respectively. Since the Company began accounting for the VIEs on April 1, 2004, the 2003 information reported below does not include the results of operations of the VIEs.

	Twelve Months Ended December 31, 2003
	Consolidated	Television	Radio(b)	Music	Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$433,600	$402,179	$30,873	$9,549	$(9,001)
Depreciation and amortization	84,904	64,041	5,594	9,978	5,291

Operating income (loss)	$348,696	$338,138	$25,279	$(429)	$(14,292)

(b)
Univision Radio acquired September 22, 2003

Year Ended December 31, 2003 ("2003"), Compared to Year Ended December 31, 2002 ("2002")

        Revenues.    Net revenues were $1,311,015,000 in 2003 compared to $1,091,293,000 in 2002, an increase of $219,722,000 or 20.1%. Existing operations accounted for 7.9% of this growth while 4.4% of the growth was attributable to additional music business revenues, primarily reflecting a full year of operations of Fonovisa that we acquired in April 2002, and 7.8% of the growth was attributable to radio business revenues from the acquisition on September 22, 2003. The Company's television segment revenues were $1,098,276,000 in 2003 compared to $1,014,223,000 in 2002, an increase of $84,053,000 or 8.3%. This revenue growth was achieved despite the incremental revenues in 2002 from the broadcast of World Cup games and political advertising. The Company's three television networks had an increase in revenues of $64,058,000 or 11.1%, resulting primarily from higher prices for advertising spots excluding the 2002 World Cup, greater advertiser awareness of the TeleFutura network, which launched on January 14, 2002, and improved programming on the cable network. The owned-and-operated stations had an increase in revenues of $19,995,000 or 4.6% attributable primarily to the Miami, Phoenix, Fresno, San Francisco and Houston markets. The stations' increase resulted primarily from increased market share and advertiser awareness of the growing importance of the Hispanic market, as well as from a new stations in Raleigh. The Company's radio segment generated revenues of $83,595,000 from September 23, 2003 through December 31, 2003, following our acquisition of HBC on September 22, 2003. The Company's music segment generated revenues of $113,197,000 in 2003 compared to $64,535,000 in 2002, an increase of $48,662,000 or 75.4%, primarily reflecting a full year of operations of Fonovisa compared to approximately three fiscal quarters of revenues in 2002. The Company's Internet segment had revenues of $15,947,000 in 2003 compared to $12,535,000 in 2002, an increase of $3,412,000 or 27.2%.

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

        Selling, general and administrative expenses increased to $363,674,000 in 2003 from $287,960,000 in 2002, an increase of $75,714,000 or 26.3%. The Company's television segment selling, general and administrative expenses were $275,622,000 in 2003 compared to $245,844,000 in 2002, an increase of $29,778,000 or 12.1%. The increase is due in part to increased selling costs of $8,854,000, resulting from higher sales, compensation and severance costs of $6,172,000, increased employee benefits of $3,392,000 and increased research costs of $4,509,000. The Company's radio segment had selling, general and administrative expenses of $37,511,000 in 2003. The Company's music segment had selling, general and administrative expenses of $39,151,000 in 2003 compared to $31,482,000, an increase of $7,669,000 that primarily reflects a full year of operations of Fonovisa compared to approximately three fiscal quarters of selling, general and administrative expenses in 2002. The Company's Internet segment had selling, general and administrative expenses of $11,390,000 in 2003 compared to $10,634,000 in 2002, an increase of $756,000. As a percentage of net revenues, selling, general and administrative expenses increased from 26.4% in 2002 to 27.7% in 2003.

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

        Equity Loss in Unconsolidated Subsidiaries and Other.    Equity loss in unconsolidated subsidiaries and other decreased to $10,218,000 in 2003 from $15,907,000 in 2002, an improvement of $5,689,000 due to lower equity losses of $6,393,000 and gains of $704,000 primarily related to the disposal of fixed assets. The lower equity loss resulted primarily from the Company's share of Entravision's improved financial results during the first nine months of 2003, which includes a gain from the sale of its publishing operations. On September 22, 2003, the Company began accounting for its investment in Entravision under the cost method of accounting as a result of the HBC acquisition.

        Gain on Change in Entravision Ownership Interest.    Gain on change in Entravision ownership interest decreased to $1,611,000 in 2003 from $1,898,000 in 2002, a decrease of $287,000. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 "Accounting for the Sale of Stock by a Subsidiary," which allows the Company to recognize gains and losses from its unconsolidated subsidiaries' stock issuances. On September 22, 2003, the Company began accounting for its investment in Entravision under the cost method of accounting as a result of the HBC acquisition.

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

	Twelve Months Ended December 31,
	2003	2002
	(Dollars in thousands)
Operating income before depreciation and amortization	$433,600	$331,938
Depreciation and amortization	84,904	78,818

Operating income	348,696	253,120
Interest expense, net	71,322	87,233
Loss on extinguishment of debt	4,122	—
Amortization of deferred financing costs	3,832	3,846
Equity loss in unconsolidated subsidiaries and other	10,218	15,907
Gain on change in Entravision ownership interest	(1,611)	(1,898)
Provision for income taxes	105,386	61,504

Net income	$155,427	$86,528

	Twelve Months Ended December 31, 2003
	Consolidated	Television	Radio(1)	Music	Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$433,600	$402,179	$30,873	$9,549	$(9,001)
Depreciation and amortization	84,904	64,041	5,594	9,978	5,291

Operating income (loss)	$348,696	$338,138	$25,279	$(429)	$(14,292)

(1)
Univision Radio acquired 9/22/03

	Twelve Months Ended December 31, 2002
	Consolidated	Television	Radio	Music	Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$331,938	$347,379	$—	$(2,081)	$(13,360)
Depreciation and amortization	78,818	56,743	—	17,188	4,887

Operating income (loss)	$253,120	$290,636	$—	$(19,269)	$(18,247)

Liquidity and Capital Resources

        The Company's primary source of cash flow is its television and radio operations. Funds for debt service, capital expenditures and operations historically have been, and we expect will continue to be provided by, funds from operations and by borrowings. Cash flow from operations was $424,977,000 for the twelve months ended December 31, 2004 and cash on hand at December 31, 2004 was $189,868,000, including $25,820,000 from the variable interest entities.

Capital Expenditures

        Capital expenditures totaled $120,144,000 for the twelve months ended December 31, 2004. This amount includes the purchase of a building used primarily by our Los Angeles television stations for $52,530,000 in March 2004. The Company had previously capitalized the Los Angeles building lease as a fixed asset for approximately $42,000,000. The Company's capital expenditures exclude the capitalized lease obligations of the Company. In 2005, the Company plans on spending a total of approximately $160,000,000, which consists of $50,000,000 for the build-out of the Houston and Puerto Rico stations; $15,500,000 for Univision Network upgrades and facilities expansion; $22,000,000 primarily for radio station facility upgrades; $17,000,000 for TeleFutura Network upgrades and facilities expansion; and approximately $55,500,000 primarily for normal capital improvements.

Stock Purchase Plan

        On February 17, 2005, the Company announced that its Board of Directors approved the repurchase of up to $500,000,000 of its outstanding Class A common stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2005.

Debt Instruments

        The Company's 7.85% senior notes due 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year. On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. These senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. As part of the $700,000,000 note transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At December 31, 2004, the Company had a swap liability with a fair value of $4,815,000 reported in other long-term liabilities related to this transaction. The $700,000,000 senior notes are carried at fair value at December 31, 2004. The 7.85% senior notes due 2011 with a face value of $500,000,000 and book value of $496,574,000 have a fair value of approximately $586,000,000 at December 31, 2004.

        The Company's senior notes are the Company's senior unsecured obligations, are equal in right of payment with all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company's future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company's guarantors. The Company has the option to redeem all or a portion of the senior notes at any time at the redemption prices set forth in the note indenture. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the senior notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

        At December 31, 2004, the Company had a $500,000,000 revolving credit facility with a syndicate of commercial lenders that will mature on July 18, 2006. At December 31, 2004, the Company had no bank borrowings outstanding under its revolving credit facility. The Company has approximately $37,000,000 of letters of credit outstanding under the credit facility, which primarily includes $20,000,000 that can be drawn upon under certain circumstances if the Company does not complete the acquisition of two Puerto Rico television stations and $8,000,000 related to the FIFA World Cup Agreement.

        Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's revolving credit facility ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin applicable to the revolving credit facility was 1.00% as of December 31, 2004. During the twelve months ended December 31, 2004, the interest rates applicable to the

Company's bank credit facility ranged from approximately 2.34% to 2.77% for LIBOR rate loans and 4.25% for prime rate loans. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the twelve months ended 2004, the Company's effective interest rate, excluding deferred financing costs, on its bank debt and senior notes was approximately 4.5%.

        The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its Program License Agreements in a manner the lenders determine is materially adverse to the Company. At December 31, 2004, the Company was in compliance with its financial covenants.

        The subsidiaries that guarantee the Company's obligations under its credit agreement also guarantee the senior notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The Company's variable interest entities, which are not wholly-owned by the Company, do not guarantee the Company's bank credit agreement or senior notes. The guarantees of the obligations under the revolving credit facility and the senior notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's. The Company's senior unsecured debt is currently rated BBB- by Standard & Poor's Rating Services and Baa2 by Moody's Investor Service, Inc.

Acquisitions

        In 2004, the Company acquired the assets of radio stations in Long Island, New York and Fresno, California for an aggregate amount of approximately $68,000,000 and the assets of a television station in Sacramento, California for approximately $65,000,000. The Company paid for the acquisitions primarily from its revolving credit facility and cash on hand.

        On September 22, 2003, the Company completed its acquisition of HBC in which each share of HBC common stock was exchanged for 0.85 of a share of the Company's Class A common stock. See "Notes to Consolidated Financial Statements—4. Acquisition of Hispanic Broadcasting Corporation." The Company incurred costs related to the acquisition of HBC of approximately $8,200,000, net of acquired cash. In 2003, the Company also acquired the stock or assets of full-power television stations in Fresno, California; Raleigh, North Carolina; Albuquerque, New Mexico and Tuscon, Arizona for an aggregate amount of approximately $87,500,000 and the assets of radio stations in Chicago, Illinois and Austin, Texas for an aggregate amount of approximately $48,000,000. The Company paid for the acquisitions primarily from its revolving credit facility and cash on hand.

        In 2002, the Company purchased television stations assets from USA Broadcasting, Inc. for approximately $613,000,000, purchased the majority interest in its TeleFutura San Francisco station for approximately $42,000,000 and acquired a full-power television station in Austin, Texas for approximately $12,000,000. Funds for these payments were obtained primarily from the Company's bank credit facility and from proceeds of Televisa's equity investment in the Company of $375,000,000.

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

Contractual Obligations & Other Pending Transactions

        On December 28, 2004, the Company exercised its option to acquire two television stations ("WLII") in Puerto Rico for approximately $190,000,000. The Company is currently operating the stations under a time brokerage agreement. The Company expects to close the transaction, which is subject to customary conditions, including regulatory approvals, in the second quarter of 2005. The funds will come primarily from the Company's cash from operations and its revolving credit facility. On December 23, 2003, the Company entered into a 40-year lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the second half of 2006. The sum of the lease payments will be approximately $67,100,000 over 40 years. The lease has been capitalized by the Company at its estimated fair value of $17,300,000 at December 31, 2004. Additionally, when the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's purchase price for the stations (including costs) during a period of 90 days from the closing of the Company's acquisition of the stations. The Company has issued a non-refundable deposit of $20,000,000 in the form of a standby letter of credit in favor of Raycom that Raycom can draw on if the Company were in material breach of contract under the option agreement. The funds for the purchase of the stations will come primarily from the Company's cash from operations and its bank credit facility.

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

        In August 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 are due over the term of the agreement with the remaining payments as of December 31, 2004 due as follows:

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

        The funds for any payments discussed above are expected to come from cash from operations and/or borrowings from the Company's bank credit facility.

        As part of the consent decree pursuant to which the United States Department of Justice ("DOJ") approved our acquisition of HBC, the Company exchanged all 36,926,623 of its shares of the Entravision Class A and Class C common stock that it previously owned for 369,266 shares of Entravision's new Series U preferred stock in September 2003. The Series U preferred stock was mandatorily convertible into common stock when and if Entravision created a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock. During the second quarter of 2004, Entravision created such new class of common stock, its new Class U common stock, and the 369,266 shares of Entravision Series U preferred stock held by the Company were converted into 36,926,600 shares of the new Class U common stock effective as of July 1, 2004. The Company's ownership of Entravision on a fully converted basis is approximately 28%.

        The fair value of our investment in Entravision common stock was $8.35 per share at December 31, 2004 as compared to our average cost basis of $9.10 per share. This represents a decline from our cost basis of $27,657,000 or approximately 8% as of December 31, 2004. Entravision common stock has traded below our average cost basis since May 3, 2004. During 2004, the closing price of Entravision ranged between $6.85 per share and $11.50 per share. During 2005, through March 7, 2005, the closing price ranged between $7.44 per share and $8.96 per share. Based on these and other factors, we performed an analysis to evaluate whether there is an other than temporary impairment in our investment. See "Notes to Consolidated Financial Statements—15 Investments and Variable Interest Entities." We evaluated both qualitative and quantitative factors including; analysts reports specific to Entravision, industry analyst reports, recently announced operating results of Entravision for the year ended December 31, 2004, recent earnings guidance provided by Entravision, the volatility of the stock price, the severity of the decline (8% at December 31, 2004) and the duration of the decline which has been less than one year. While we cannot determine the cash that will ultimately be realized from our investment in Entravision, based on the factors described above we have concluded that the impairment is temporary. We will continue to monitor the Entravision stock price, its operating results, the performance and outlook for the media sector in general and Entravision in particular and other information available to determine if the value of our investment becomes other than temporarily impaired. The future sale of the stock will have no impact on the Company's existing television station affiliation agreements with Entravision. Entravision is restricted under its credit agreement from making dividend payments.

        Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations listed below, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank credit facility, will be adequate to meet liquidity needs in the near and foreseeable future.

        Below is a summary of the Company's major contractual payment obligations as of December 31, 2004:

Major Contractual Obligations
As of December 31, 2004

	Payments Due By Period
	2005	2006(a)	2007	2008	2009	Thereafter	TOTAL
	$ in thousands
Senior notes principal	$—	$250,000	$200,000	$250,000	$—	$500,000	$1,200,000
Senior notes interest-fixed	39,250	39,250	39,250	39,250	39,250	78,500	274,750
Senior notes interest-variable(b)	18,622	18,622	12,251	6,834	—	—	56,329
Operating leases	34,079	32,001	29,291	27,289	24,550	138,808	286,018
Capital leases(c)	7,680	7,460	7,260	7,260	7,260	44,283	81,203
Puerto Rico building lease	—	756	1,296	1,296	1,296	62,456	67,100
Spanish programming(d)	52,808	110,855	27,049	14,988	12,511	10,209	228,420
English programming(e)	5,189	3,470	1,350	1,361	1,574	—	12,944
Nielsen	20,217	15,366	403	—	—	—	35,986
Acquisitions(f)	205,038	—	—	—	—	—	205,038
Music License Fees	12,265	12,621	8,098	4,648	4,647	—	42,279

	$395,148	$490,401	$326,248	$352,926	$91,088	$834,256	$2,490,067

(a)
The Company, which owns 50% of Disa, has a call right and the Chavez family, who owns the other 50% interest in Disa, has a put right starting in June 2006, that will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments. This amount is not reflected in the table above.

(b)
Interest expense is based on the LIBOR rate at December 31, 2004.

(c)
Amounts include a transponder agreement that will be capitalized by the Company in the first quarter 2006, totaling $23,400,000.

(d)
Amounts exclude the license fees that will be paid in accordance with the Program License Agreement, which is based on 15% of Combined Net Time Sales. See "Notes to Consolidated Financial Statements—3. Related Party Transactions—Program License Agreement."

(e)
Programming costs relates to the USA Broadcasting acquisition in 2001.

(f)
Includes the acquisition of WLII in Puerto Rico for approximately $190,000,000. The Company expects to close on the transaction in the second quarter of 2005.

Note:	The Company has a contractual obligation to fund its TuTV joint venture up to $20,000,000 through March 31, 2006. As of December 31, 2004, the Company has funded $3,500,000 and does not anticipate any additional funding for this joint venture.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary interest rate exposure results from changes in the short-term interest rates applicable to the Company's LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company's overall interest rate exposure on its fixed-to-float interest rate swap on its senior notes of $700,000,000 at December 31, 2004, a change of 10% in interest rates would have an impact of approximately $2,000,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has immaterial foreign exchange exposure in Mexico.

        On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company's 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. We received net proceeds of $694,526,000 from the issuance of these senior notes, which pay simple interest on April 15 and October 15 of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At December 31, 2004, the Company had a swap liability of $4,815,000 reported in other long-term liabilities related to this transaction.

        Under the interest rate swap contract, the Company agreed to receive a fixed rate payment for a floating rate payment. Since the fair value hedge is perfectly effective under the guidelines of Financial Accounting Standards Board No. 133 "Accounting for Derivative Instruments and Hedging Activities", the changes in the fair value of interest rate swap are expected to perfectly offset the changes in the fair value of the senior notes. On a quarterly basis, the Company adjusts the carrying amount of the swap to its fair value and adjusts the carrying amount of the senior notes by the same amount to reflect the change in its fair value attributable to the hedged risk. There is no hedge ineffectiveness to be recorded to earnings. The Company monitors the credit ratings of the counter party and obtain fair value swap valuations from the counter parties and third parties on a quarterly basis.

ITEM 8. Financial Statements and Supplementary Data

        See pages F-1 through F-48

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2004, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company's business.

        In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        As of the end of our 2004 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under that framework, management concluded our internal control over financial reporting as of December 31, 2004 was effective.

        Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

        Because of their inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems, controls and procedures determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. Other Information

        None.

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

        The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference.

        The information required pursuant to Item 406 of Regulation S-K will be contained under the caption "Board of Directors and Corporate Governance" in the Company's Proxy Statement and such information is incorporated herein by reference.

ITEM 11. Executive Compensation

        The information required by this item will be contained under the captions "Summary Table of Executive Compensation" and "Employment Agreements and Arrangements" in the Company's Proxy Statement and such information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained under the captions "Common Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement and such information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

        The information required by this item is contained under the caption "Certain Relationships And Related Transactions" in the Company's Proxy Statement and such information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

        The information required by this item is contained under the caption "Auditors Fees" in the Company's Proxy Statement and such information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)
Exhibits

Exhibit Number		Description
2.1	(10)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
3.1	(9)	Restated Certificate of Incorporation of the Company
3.2	(12)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3	(8)	Amended and Restated Bylaws of the Company
4.1	(2)	Form of specimen stock certificate
4.2	(7)	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee
4.3	(7)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee
4.4	(13)	Officer's Certificate dated July 18, 2001 relating to the Company's 7.85% Notes due 2011
4.5	(14)	Form of Officer's Certificate for the Company's 2006, 2007, and 2008 Senior Notes
4.6	(14)	Form of Supplemental Indenture for the Company's Senior Notes Due 2006, 2007, and 2008
4.7	(14)	Form of 2.875% Senior Notes Due 2006
4.8	(14)	Form of Guarantee to Senior Notes Due 2006
4.9	(14)	Form of 3.500% Senior Notes Due 2007
4.10	(14)	Form of Guarantee to Senior Notes Due 2007
4.11	(14)	Form of 3.875% Senior Notes Due 2008
4.12	(14)	Form of Guarantee to Senior Notes Due 2008
10.1	(16)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2.1	(2)	Registration Rights Agreement dated as of October 2, 1996
10.2.2	(11)	Registration Rights Agreement dated September 22, 2003 by and between the Company and members of the Tichenor family
10.3.1	(4)	1996 Performance Award Plan
10.3.2	(17)	2004 Performance Award Plan
10.4.1	(8)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2	(8)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5	(2)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates

10.6	(8)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1	(2)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2	(8)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3	(8)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.4	(8)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.5	(8)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.6	(12)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002 Exhibit
10.8	(6)	Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent
10.9	(8)	Subsidiary Guaranty dated as of July 18, 2001 made by the Univision guarantors to the Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent
10.10	(11)	Voting Agreement dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.11.1	(18)	Employment Agreement dated as of March 22, 2004, between Univision Management Company Inc. and Jeffrey T. Hinson
10.11.2		Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Jeffrey T. Hinson
10.12.1	(1)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.12.2	(16)	Amendment to Employment Agreement effective as of January 1, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.12.3		Amendment to Employment Agreement effective as of December 31, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.1	(8)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson
10.13.2	(19)	Amendment to Employment Agreement effective as of July 1, 2004 between Univision Management Company and Andrew Hobson
10.13.3		Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Andrew Hobson
10.14.1	(5)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.14.2	(16)	Amendment to Employment Agreement effective as of January 1, 2004 between Univision Management Company and C. Douglas Kranwinkle

10.14.3		Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and C. Douglas Kranwinkle
10.15	(11)	Employment Agreement, dated as of June 11, 2002, by and among Univision Communications Inc. and McHenry Tichenor, Jr.
10.16.1		Employment Agreement dated as of July 1, 2004 between the Univision Communications Inc. and Robert V. Cahill
10.16.2		Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Robert V. Cahill
10.17	(3)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.1	(8)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.2	(8)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.3	(8)	Second Amendment dated January 28, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.4	(8)	Third Amendment dated February 27, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.5	(8)	Fourth Amendment dated March 7, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.19	(15)	Stock Purchase Agreement dated January 7, 2004, by and between Univision Communications Inc. and Clear Channel Investments, Inc.
21.1		Subsidiaries of the Company
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney (contained on "Signatures" page)
31.1		Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)
Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-1 (File No. 333-6309)

(2)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1996

(3)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended March 31, 1999

(4)
Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated March 30, 2000

(5)
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

(9)
Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated April 8, 2002

(10)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed June 13, 2002

(11)
Previously filed as an exhibit to Univision Communications Inc.'s Registration Statement on Form S-4 filed on August 30, 2002 (file No. 333-99037)

(12)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2002

(13)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed October 7, 2003

(14)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed October 15, 2003

(15)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed January 12, 2004

(16)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2003

(17)
Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement on March 19, 2004

(18)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended March 31, 2004

(19)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 2004

(b)
Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2005.

UNIVISION COMMUNICATIONS INC.
By:	/s/ JEFFREY T. HINSON Jeffrey T. Hinson Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.

        Each person whose signature appears below hereby authorizes Robert V. Cahill, Douglas Kranwinkle and Jeffrey T. Hinson, or either of them, as attorneys-in-fact to sign on his behalf, individually and in the capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

/s/ A. JERROLD PERENCHIO A. Jerrold Perenchio	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2005
/s/ JEFFREY T. HINSON Jeffrey T. Hinson	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2005
Emilio Azcarraga Jean	Director
/s/ ANTHONY CASSARA Anthony Cassara	Director	March 9, 2005
/s/ GUSTAVO A. CISNEROS R. Gustavo A. Cisneros R.	Director	March 9, 2005
/s/ HAROLD GABA Harold Gaba	Director	March 9, 2005
/s/ ALAN HORN Alan Horn	Director	March 9, 2005
/s/ JOHN G. PERENCHIO John G. Perenchio	Director	March 9, 2005
/s/ RAY RODRIGUEZ Ray Rodriguez	Director	March 9, 2005
/s/ MCHENRY T. TICHENOR, JR. McHenry T. Tichenor, Jr.	Director	March 9, 2005

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	(10)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
3.1	(9)	Restated Certificate of Incorporation of the Company
3.2	(12)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3	(8)	Amended and Restated Bylaws of the Company
4.1	(2)	Form of specimen stock certificate
4.2	(7)	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee
4.3	(7)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee
4.4	(13)	Officer's Certificate dated July 18, 2001 relating to the Company's 7.85% Notes due 2011
4.5	(14)	Form of Officer's Certificate for the Company's 2006, 2007, and 2008 Senior Notes
4.6	(14)	Form of Supplemental Indenture for the Company's Senior Notes Due 2006, 2007, and 2008
4.7	(14)	Form of 2.875% Senior Notes Due 2006
4.8	(14)	Form of Guarantee to Senior Notes Due 2006
4.9	(14)	Form of 3.500% Senior Notes Due 2007
4.10	(14)	Form of Guarantee to Senior Notes Due 2007
4.11	(14)	Form of 3.875% Senior Notes Due 2008
4.12	(14)	Form of Guarantee to Senior Notes Due 2008
10.1	(16)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2.1	(2)	Registration Rights Agreement dated as of October 2, 1996
10.2.2	(11)	Registration Rights Agreement dated September 22, 2003 by and between the Company and members of the Tichenor family
10.3.1	(4)	1996 Performance Award Plan
10.3.2	(17)	2004 Performance Award Plan
10.4.1	(8)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2	(8)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5	(2)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.6	(8)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.

10.7.1	(2)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2	(8)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3	(8)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.4	(8)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.5	(8)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.6	(12)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002 Exhibit
10.8	(6)	Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent
10.9	(8)	Subsidiary Guaranty dated as of July 18, 2001 made by the Univision guarantors to the Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent
10.10	(11)	Voting Agreement dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.11.1	(18)	Employment Agreement dated as of March 22, 2004, between Univision Management Company Inc. and Jeffrey T. Hinson
10.11.2		Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Jeffrey T. Hinson
10.12.1	(1)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.12.2	(16)	Amendment to Employment Agreement effective as of January 1, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.12.3		Amendment to Employment Agreement effective as of December 31, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.1	(8)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson
10.13.2	(19)	Amendment to Employment Agreement effective as of July 1, 2004 between Univision Management Company and Andrew Hobson
10.13.3		Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Andrew Hobson
10.14.1	(5)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.14.2	(16)	Amendment to Employment Agreement effective as of January 1, 2004 between Univision Management Company and C. Douglas Kranwinkle
10.14.3		Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and C. Douglas Kranwinkle

10.15	(11)	Employment Agreement, dated as of June 11, 2002, by and among Univision Communications Inc. and McHenry Tichenor, Jr.
10.16.1		Employment Agreement dated as of July 1, 2004 between the Univision Communications Inc. and Robert V. Cahill
10.16.2		Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Robert V. Cahill
10.17	(3)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.1	(8)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.2	(8)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.3	(8)	Second Amendment dated January 28, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.4	(8)	Third Amendment dated February 27, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.5	(8)	Fourth Amendment dated March 7, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.19	(15)	Stock Purchase Agreement dated January 7, 2004, by and between Univision Communications Inc. and Clear Channel Investments, Inc.
21.1		Subsidiaries of the Company
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney (contained on "Signatures" page)
31.1		Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)
Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-1 (File No. 333-6309)

(2)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 1996

(3)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended March 31, 1999

(4)
Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated March 30, 2000

(5)
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

(9)
Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated April 8, 2002

(10)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed June 13, 2002

(11)
Previously filed as an exhibit to Univision Communications Inc.'s Registration Statement on Form S-4 filed on August 30, 2002 (file No. 333-99037)

(12)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2002

(13)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed October 7, 2003

(14)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed October 15, 2003

(15)
Previously filed as an exhibit to Univision Communications Inc.'s Report on Form 8K filed January 12, 2004

(16)
Previously filed as an exhibit to Univision Communications Inc.'s Annual Report on Form 10K for the year ended December 31, 2003

(17)
Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement on March 19, 2004

(18)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended March 31, 2004

(19)
Previously filed as an exhibit to Univision Communications Inc.'s Quarterly Report on Form 10Q for the period ended June 30, 2004

SCHEDULE II

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2002, 2003 and 2004
(Dollars in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at end of Period
	Debit (Credit)	Debit (Credit)	Debit (Credit)		Debit (Credit)		Debit (Credit)
For the Year Ended December 31, 2002
Allowance for doubtful accounts	$(10,803)	$(6,016)	$(4,951	)(2)	$1,681	(1)	$(20,089)
Allowance for returns	(689)	(2,359)	(6,506	)(2)	—		(9,554)

Allowance for doubtful accounts and returns	$(11,492)	$(8,375)	$(11,457	)(2)	$1,681	(1)	$(29,643)

For the Year Ended December 31, 2003
Allowance for doubtful accounts	$(20,089)	$(2,634)	$(3,057	)(2)	$3,729	(1)	$(22,051)
Allowance for returns	(9,554)	(2,384)	—		7,139		(4,799)

Allowance for doubtful accounts and returns	$(29,643)	$(5,018)	$(3,057	)(2)	$10,868		$(26,850)

For the Year Ended December 31, 2004
Allowance for doubtful accounts	$(22,051)	$(426)	$(455	)(2)	$5,240	(1)	$(17,692)
Allowance for returns	(4,799)	(1,554)	(3,229	)(2)	1,016		(8,566)

Allowance for doubtful accounts and returns	$(26,850)	$(1,980)	$(3,684	)(2)	$6,256		$(26,258)

(1)
Write-offs of accounts receivable, net of recoveries.

(2)
Acquisition related adjustments.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT OPINION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Univision Communications Inc.

        We have audited the accompanying consolidated balance sheets of Univision Communications Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule of Univision Communications Inc. and subsidiaries listed in index at Item 15(b). These financial statements and the schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univision Communications Inc. and subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Univision Communications Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

New York, New York
March 7, 2005

OPINION ON INTERNAL CONTROLS

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Univision Communications Inc.

        We have audited Management's Report on Internal Control Over Financial Reporting, included in Item 9A. "Controls and Procedures" of this Annual Report on Form 10-K, that Univision Communications Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Univision Communications Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Univision Communications Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Univision Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Univision Communications Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 7, 2005 expressed an unqualified opinion thereon.

New York, New York
March 7, 2005

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$189,868	$76,677
Accounts receivable, less allowance for doubtful accounts and returns of $26,258 in 2004 and $26,850 in 2003	331,824	320,106
Program rights	34,434	39,836
Deferred tax assets	21,518	18,100
Prepaid expenses and other	87,040	65,847

Total current assets	664,684	520,566
Property and equipment, net, less accumulated depreciation of $320,299 in 2004 and $258,950 in 2003	551,138	555,469
Intangible assets, net	4,283,049	3,763,749
Goodwill	2,197,988	2,192,840
Deferred financing costs, net, less accumulated amortization of $8,432 in 2004 and $5,752 in 2003	10,433	14,104
Program rights	36,879	37,402
Investments in equity method investees	63,885	139,199
Investments in cost method investees	371,040	364,587
Other assets	48,030	55,001

Total assets	$8,227,126	$7,642,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$229,493	$209,373
Income taxes	2,226	6,050
Accrued interest	23,110	23,224
Accrued license fees	13,623	13,327
Deferred advertising revenues	—	4,250
Program rights obligations	18,323	26,762
Current portion of long-term debt and capital lease obligations	4,740	5,647

Total current liabilities	291,515	288,633
Long-term debt	1,190,374	1,295,078
Capital lease obligations	37,306	73,268
Deferred advertising revenues	—	5,460
Program rights obligations	30,881	25,579
Deferred tax liabilities	975,794	793,247
Other long-term liabilities	54,158	58,675

Total liabilities	2,580,028	2,539,940

Noncontrolling interest of variable interest entities	259,394	—

Commitments and contingencies (see Notes 9 and 11)
Stockholders' equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; 0 issued and outstanding)	—	—
Common stock, $.01 par value (1,040,000,000 shares authorized; 324,349,028 and 323,245,149 shares issued, including shares in treasury, at December 31, 2004 and 2003, respectively)	3,243	3,232
Paid-in-capital	4,640,554	4,611,048
Deferred compensation	(1,847)	(2,410)
Retained earnings	769,321	513,438
Accumulated other comprehensive losses	(1,374)	(138)

	5,409,897	5,125,170
Less common stock held in treasury (1,017,180 shares at cost at December 31, 2004 and 2003)	(22,193)	(22,193)

Total stockholders' equity	5,387,704	5,102,977

Total liabilities and stockholders' equity	$8,227,126	$7,642,917

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In thousands, except share and per-share data)

	2004	2003	2002
Net revenues:
Television, radio and Internet services	$1,608,375	$1,197,818	$1,026,758
Music products and publishing	178,560	113,197	64,535

Total net revenues	1,786,935	1,311,015	1,091,293

Direct operating expenses of television, radio and Internet services	561,141	449,244	436,261
Direct operating expenses of music products and publishing	102,316	64,497	35,134

Total direct operating expenses (excluding depreciation and amortization)	663,457	513,741	471,395

Selling, general and administrative expenses (excluding depreciation and amortization)	528,841	363,674	287,960
Depreciation and amortization	101,382	84,904	78,818

Operating income	493,255	348,696	253,120
Other expense/(income):
Interest expense, net	66,061	71,322	87,233
Loss on extinguishment of debt	467	4,122	—
Amortization of deferred financing costs	3,470	3,832	3,846
Stock dividend	(6,453)	—	—
Equity loss in unconsolidated subsidiaries and other	1,942	10,218	15,907
Gain on change in Entravision ownership interest	—	(1,611)	(1,898)
Noncontrolling interest of variable interest entities	7,311	—	—

Income before taxes	420,457	260,813	148,032
Provision for income taxes	164,574	105,386	61,504

Net income	255,883	155,427	86,528
Preferred stock dividends/accretion	—	—	(25)

Net income available to common stockholders	$255,883	$155,427	$86,503

Basic Earnings Per Share
Net income per share available to common stockholders	$0.79	$0.61	$0.39

Weighted average common shares outstanding	322,742,581	253,853,027	224,344,335

Diluted Earnings Per Share
Net income per share available to common stockholders	$0.72	$0.55	$0.34

Weighted average common shares outstanding	353,019,601	283,838,587	256,337,046

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2002, 2003 and 2004
(In thousands)

	Common Stock	Paid-in- Capital	Deferred Compensation	Retained Earnings	Common Stock held in Treasury	Accumulated Other Comprehensive Income (net of tax)	Total
Balance, January 1, 2002	$2,105	$561,860	$—	$271,508	$(22,193)	$—	$813,280
Net income for the year	—	—	—	86,528	—	—	86,528
Currency translation adjustment income	—	—	—	—	—	95	95

Comprehensive income	—	—	—	—	—	—	86,623
Preferred stock dividend accretion	—	25	—	(25)	—	—	—
Conversion of redeemable convertible 6% preferred stock	106	369,339	—	—	—	—	369,445
Issuance of common stock for the Fonovisa acquisition	60	235,040	—	—	—	—	235,100
Exercise of stock options including related tax benefits	20	53,620	—	—	—	—	53,640

Balance, December 31, 2002	2,291	1,219,884	—	358,011	(22,193)	95	1,558,088
Net income for the year	—	—	—	155,427	—	—	155,427
Currency translation adjustment loss	—	—	—	—	—	(233)	(233)

Comprehensive income	—	—	—	—	—	—	155,194
Issuance of common stock for the Hispanic Broadcasting Corporation acquisition	927	3,354,903	—	—	—	—	3,355,830
Valuation of Hispanic Broadcasting Corporation's unvested options following the acquisition, net of amortization	—	—	(2,410)	—	—	—	(2,410)
Exercise of stock options including related tax benefits	14	36,261	—	—	—	—	36,275

Balance, December 31, 2003	3,232	4,611,048	(2,410)	513,438	(22,193)	(138)	5,102,977
Net income for the year	—	—	—	255,883	—	—	255,883
Currency translation adjustment loss	—	—	—	—	—	(1,236)	(1,236)

Comprehensive income	—	—	—	—	—	—	254,647
Issuance of common stock	—	599,426	—	—	—	—	599,426
Purchase of common stock	—	(599,426)	—	—	—	—	(599,426)
Amortization of deferred compensation	—	—	563	—	—	—	563
Stock issuance costs	—	(57)	—	—	—	—	(57)
Exercise of stock options including related tax benefits	11	29,563	—	—	—	—	29,574

Balance, December 31, 2004	$3,243	$4,640,554	$(1,847)	$769,321	$(22,193)	$(1,374)	$5,387,704

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In thousands)

	2004	2003	2002
Net income	$255,883	$155,427	$86,528
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	82,157	72,340	60,718
Amortization of intangible assets and financing costs	22,695	16,396	21,946
Deferred income taxes	65,878	53,046	58,629
Stock dividend	(6,453)	—	—
Noncontrolling interest of variable interest entities	7,311	—	—
Equity loss in unconsolidated subsidiaries	928	8,171	14,277
Loss (gain) on sale of fixed assets	717	800	(34)
Loss on extinguishment of debt	467	4,122	—
Non-cash items	268	(3,957)	(4,198)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(7,319)	(15,491)	(51,245)
Program rights	7,344	3,475	(31,638)
Prepaid expenses and other	(3,370)	(2,717)	(35,871)
Accounts payable and accrued liabilities	9,107	7,933	3,360
Income taxes	(4,596)	24,793	(33,155)
Income tax benefit from options exercised	5,026	10,006	23,597
Accrued interest	(114)	2,674	12,609
Accrued license fees	296	1,533	1,232
Program rights obligations	(3,399)	(2,626)	36,502
Other, net	(7,849)	(6,148)	(8,058)

Net cash provided by operating activities	424,977	329,777	155,199

Cash flow from investing activities:
Acquisitions, net of acquired cash	(128,704)	(146,544)	(679,175)
Purchase of Los Angeles building	(52,530)	—	—
Capital expenditures	(67,614)	(56,283)	(92,284)
Investment in unconsolidated subsidiaries	(600)	4,585	(24,047)
Cash of variable interest entities	12,196	—	—
Other, net	6,138	882	225

Net cash used in investing activities	(231,114)	(197,360)	(795,281)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	170,000	266,000	694,476
Repayment of long-term debt	(274,897)	(1,076,964)	(331,966)
Proceeds from senior notes	—	694,526	—
Proceeds from issuance of common stock	599,426	—	—
Repurchase of common stock	(599,426)	—	—
Repayment of junior subordinated notes	—	—	(97,477)
Exercise of stock options	24,548	26,270	30,042
Payment of offering costs	(57)	(50)	—
Deferred financing costs	(266)	(1,173)	(171)

Net cash (used in) provided by financing activities	(80,672)	(91,391)	294,904

Net increase (decrease) in cash	113,191	41,026	(345,178)
Cash and cash equivalents beginning of year	76,677	35,651	380,829

Cash and cash equivalents end of year	$189,868	$76,677	$35,651

Supplemental disclosure of cash flow information:
Interest paid	$70,779	$67,820	$110,491

Income taxes paid	$81,429	$16,881	$16,564

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

1.    Organization of the Company

        Univision Communications Inc., together with the subsidiaries through which its businesses are conducted (the "Company," "we," "us" and "our"), the leading Spanish-language media company in the United States, operates in four business segments: television, radio, music and Internet. The Company's television operations include the Univision and TeleFutura networks, the Company's owned and operated television stations, Galavisión and the variable interest entity, WLII. Univision Radio, Inc. ("Univision Radio") operates the Company's radio business, which includes its radio network and owned and operated radio stations. See "Notes to Consolidated Financial Statements—4. Acquisition of Hispanic Broadcasting Corporation." The Company's music operations include the Univision Records label, Fonovisa Records label and the variable interest entity, Disa Records, S.A. de C.V. ("Disa"). Univision Online, Inc. ("Univision Online") operates the Company's Internet portal, Univision.com. See "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities" for a discussion of the variable interest entities of the television and music businesses.

2.    Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts and operations of the Company and its majority owned subsidiaries. Our consolidated financial statements also include the accounts of variable interest entities ("VIEs"), which are entities that among other things, lack sufficient equity to finance their activities without additional support from other parties. With regard to the VIEs, the Company is considered the primary beneficiary of the risks and rewards of these entities, regardless of our ownership interest, see "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities." All significant intercompany accounts and transactions have been eliminated. The operating results of acquired companies are included in the consolidated income statement of the Company from the date of acquisition.

        For investments in which the Company owns 20% to 50% of voting shares and does have significant influence over operating and financial policies, the equity method of accounting is used. Accordingly, the Company's share of the earnings and losses of these companies are included in the equity loss in unconsolidated subsidiaries in the accompanying consolidated statements of income of the Company. For investments in which the Company owns more than 20% of the non-voting shares (the Company has a 30% non-voting ownership interest in Entravision) and does not have significant influence over operating and financial policies of the investees, the cost method of accounting is used. For investments in which the Company owns less than 20% of the voting shares and does not have significant influence, the cost method of accounting is used. Under the cost method of accounting, the Company does not record its share in the earnings and losses of the companies in which it has an investment.

Reclassifications

        Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include all highly liquid investments with maturities of less than 90 days. Included in our cash and cash equivalents is $25,820,000 related to our variable interest entities.

Revenue Recognition

        Net revenues comprise gross revenues from the Company's television and radio broadcast, cable, music and Internet businesses, including subscriber fees, a network service fee payable to the Company by the affiliated stations, less agency commissions, music license fees and compensation costs paid to certain affiliated stations of $273,491,000, $203,407,000 and $176,217,000 in 2004, 2003 and 2002, respectively. The Company's television and radio gross revenues are recognized when advertising spots are aired. The music business, which includes Univision Music Group and Disa, recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as "impressions" are delivered and sponsorship revenues are recognized ratably over their contract period. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Company's online properties. Revenues are recognized when collection of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments

        The carrying amounts of financial instruments, including cash, accounts receivable, cost method investments, accounts payable and accrued liabilities approximate their fair value. See "Notes to Consolidated Financial Statements—8. Debt" for the fair value of the Company's debt and hedge contracts. Also see "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities" with regards to our Entravision Investment.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of risk include primarily cash, trade receivables and financial instruments used in hedging activities. The Company places cash with high-quality-credit institutions and limits the amount of credit exposure with any one financial institution. The Company sells its products and services to a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. No one advertiser represented more than 10% of gross advertising revenues of the Company in 2004, 2003 or 2002. The Company extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The counterparties to the agreements relating to the Company's interest rate instruments consist of major, international institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company monitors the credit ratings of such counterparties and limits the financial exposure with any one institution.

Investment Valuation

        The Company monitors the value of its equity and cost method investments for indicators of impairment, including changes in market conditions and/or the operating results of its underlying investments that may result in the inability to recover the carrying value of the investment. The Company will record an impairment charge if and when it believes any investment has experienced a decline that is other than temporary. See "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities".

Accounting for Long-Lived Assets

        Goodwill and other intangibles with identifiable lives, such as broadcast licenses, are not amortized and are tested for impairment annually. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission ("FCC"). Over the last five years, all the television and radio licenses that have been up for renewal have been renewed and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested annually for impairment, or more frequently if circumstances indicate a possible impairment exists in accordance with paragraph 17 of SFAS No.142 and the Emerging Issues Task Force published Issue 02-07, "Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets" ("EITF 02-07").

        Goodwill is allocated to various reporting units, which are either the operating segments or one reporting level below the operating segment. For purposes of performing the impairment test of goodwill as required by SFAS 142, we established the following reporting units: Television, Radio, Music and Internet. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS 142 also requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for goodwill and other indefinite-lived intangible assets are determined primarily based on discounted cash flows analyses. The Company has evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2004 and has concluded that it does not have an impairment loss related to these assets. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations and for purposes of impairment testing.

        In accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment wherever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Intangible assets with definite lives are amortized over their useful lives.

Trade Accounts Receivables

        Trade accounts receivables are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company's estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

Stock-Based Compensation

        The Company accounts for stock options granted to employees and directors using the intrinsic-value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued with an exercise price equal to fair market value at the date of grant.

        The Company elected not to adopt the fair value-based method of accounting for stock-based employee compensation, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123." Had the Company adopted the fair value-based method provisions of SFAS No. 123, it would have recorded a non-cash expense for the estimated fair value of the stock options that the Company has granted to its employees and directors.

        The table below compares the "as reported" net loss and earnings per share to the "pro forma" net loss and earnings per share that the Company would have recorded if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS No. 123.

	Basic Earnings Per Share			Diluted Earnings Per Share
	2004	2003	2002	2004	2003	2002
	(In thousands, except per-share data)
Net income—as reported	$255,883	$155,427	$86,503	$255,883	$155,427	$86,528
Stock-based employee compensation, net of tax—actual	2,962	1,116	—	2,962	1,116	—
Stock-based employee compensation, net of tax—pro forma	(40,275)	(33,565)	(35,486)	(40,275)	(33,565)	(35,486)

Net income—pro forma	$218,570	$122,978	$51,017	$218,570	$122,978	$51,042

Earnings per share available to common stockholders—as reported	$0.79	$0.61	$0.39	$0.72	$0.55	$0.34
Earnings per share available to common stockholders—pro forma	$0.68	$0.48	$0.23	$0.62	$0.43	$0.20

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 0%, expected volatility of 46.546%, 48.467% and 49.311%, risk-free interest rate of 3.72%, 3.68% and 3.54% and expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy, which results in higher compensation expense in the early years of the vesting period. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, the estimated fair value of the Company's employee stock options may be substantially different if a pricing model that factors in the unique characteristics of employee options is utilized.

        See "Notes to Consolidated Financial Statements—16. Performance Award and Incentive Plans."

Consolidation of Variable Interest Entities

        On March 31, 2004, the Company was required to adopt Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is the "primary beneficiary" of that entity. An entity is a

VIE if, among other things, it has equity investors that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the VIE's residual returns, or both. See "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities" for a discussion of the Company's variable interest entities.

Derivative Instruments and Hedging Activities

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company utilizes a fixed to floating interest rate swap to hedge the fair value exposure on its three-, four-and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. See "Notes to Consolidated Financial Statements—8. Debt."

        Under the interest rate swap contract, the Company agreed to receive a fixed rate payment for a floating rate payment. Since the fair value hedge is perfectly effective under the guidelines of Financial Accounting Standards Board No. 133 "Accounting for Derivative Instruments and Hedging Activities", the changes in the fair value of interest rate swap are expected to perfectly offset the changes in the fair value of the senior notes. On a quarterly basis, the Company adjusts the carrying amount of the swap to its fair value and adjusts the carrying amount of the senior notes by the same amount to reflect its change in its fair value attributable to the hedged risk. There is no hedge ineffectiveness to be recorded to earnings. The Company monitors the credit ratings of the counter party and obtain fair value swap valuations from the counter parties and third parties on a quarterly basis.

Earnings per Share

        The Company is required to calculate basic earnings per share, which is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders is computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income. The Company is also required to compute diluted earnings per share, which is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back preferred stock dividends.

Property and Equipment and Related Depreciation

        Property and equipment, including capital leases, are carried at historical cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The cost of property and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal of such assets. The resulting gain or loss, if any, is recognized upon the disposition. Land improvements are depreciated up to 15 years, buildings and improvements are depreciated up to 40 years, broadcast equipment over 5 to 20 years and furniture, computer and other equipment over 3 to 7 years. Leasehold improvements and transponder equipment, which are capitalized, are amortized over the shorter of their useful life or the remaining life of the lease. Repairs and maintenance costs are expensed by the Company.

Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the straight-line method, which is not materially different than the effective interest method.

Program Rights for Television Broadcast

        Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast beyond a one year period are considered non-current. Program costs are charged to operating expense as the programs are broadcast. The rights fees related to the 2002/2006 World Cups and other interim FIFA events are being amortized using the flow of income method.

Income Taxes

        The Company uses the liability method of accounting for income taxes. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. See "Notes to Consolidated Financial Statements—12. Income Taxes."

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets," which is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153, which will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effect on the Company's financial position and results of operations will depend on the significance of television and radio station swap transactions the Company enters into in the future.

3.    Related Party Transactions

Program License Agreements

        Our program license agreements (the "Program License Agreements") with each of Grupo Televisa S.A. and its affiliates ("Televisa") and affiliates of Corporacion Venezolana de Television, C.A. (VENEVISION) ("Venevision") extend until December 2017. Under these agreements, we have the exclusive right to air in the United States all Spanish-language programming (with certain exceptions) produced by or for Televisa and Venevision. Under the Program License Agreements, we pay 15% of Combined Net Time Sales (time sales from broadcasting, including barter, trade, and television subscription revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation, time sales relating to advertising sold to Televisa or provided to Venevision and taxes other than withholding taxes) for the Univision and Galavisión networks and affiliated owned-and-operated stations plus for Televisa, 3% of incremental sales over a base amount for 2002 and for Venevision, up to 3% of incremental sales over a base amount for 2002 if Venevision programs contribute 30% or more of Univision's and Galavisión's ratings. For the TeleFutura network and affiliated owned and operated stations, we pay Televisa 12% of TeleFutura net time sales (calculated in a manner similar to Combined Net Time Sales) less certain of TeleFutura's other programming costs and we pay Venevision royalties based on the ratings delivered by the Venevision programs broadcast on TeleFutura. Under the agreements, the Company paid to Televisa and Venevision an aggregate net royalty of approximately $170,095,000 in 2004, $155,207,000 in 2003 and $130,802,000 in 2002. The Company has accrued license fees payable to Televisa and Venevision of $13,623,000 and $13,327,000 at December 31, 2004 and 2003, respectively. The obligations of their respective affiliates have been guaranteed by, in the case of Televisa, Grupo Televisa S.A. and, in the case of Venevision, Corporacion Venezolana de Television, C.A. (VENEVISION). Televisa and Venevision programming represented approximately 36% and 17%, respectively, of Univision Network's non-repeat broadcast hours in 2004. Televisa and Venevision programming represented approximately 23% and 7%, respectively, of TeleFutura Network's non-repeat broadcast hours in 2004.

        Pursuant to the Program License Agreements, Televisa and Venevision have the right to use, without charge, advertising time that we do not sell to advertisers or that we do not use. There are limitations on the ability of Televisa and Venevision to use such time for telemarketing products and such time may be preempted to the extent sold to a paying advertiser. In addition, Venevision has the right to receive $5 million per year of free non-preemptable advertising and Televisa has the right to purchase $5 million of non-preemptable advertising per year for its own use. Each of Televisa and Venevision may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period. Further, the Company has the right to purchase $5 million per year in non-preemptable advertising from Televisa and the right to receive $5 million per year in non-preemptable advertising from Venevision. The Company accounts for this arrangement as a net barter transaction, with no effect on revenues, expenses, operating income or net income on an annual basis.

        Before May 2005, we also have a right of first refusal to license Televisa and Venevision's programs in Puerto Rico (subject to preexisting commitments) and we will pay a program performance fee based on the ratings delivered by the licensed programs. After May 2005, our rights will be exclusive in a manner similar to the overall Program License Agreements (and we will also license its programs to the Puerto Rico stations and networks) and we will pay each of Televisa and the Company 12% of Puerto Rico net time sales (calculated in a manner similar to Combined Net Time Sales) and Venevision the greater of 6% of Puerto Rico net time sales or the amount of a program performance fee based on ratings produced by Venevision programs that the Puerto Rico stations broadcast (but not more than 12% of Puerto Rico net time sales).

        Additionally, when the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's purchase price for the stations (including costs) during a period of 90 days from the closing of the Company's acquisition of the stations. See "Notes to Consolidated Financial Statements—9. Commitments."

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

Program Rights Agreement—Venevision

        In January 2003, the Company paid $3,000,000 to Venevision International Corporation to acquire the rights to certain programs in perpetuity and to license these rights to the Company to broadcast on Univision Network and Galavisión in the continental United States excluding Puerto Rico.

Distribution Agreement—Venevision

        On March 28, 2003, the Company entered into an agreement with Venevision that grants Venevision the sole and exclusive right during the term to distribute Univision Network, TeleFutura Network and Galavisión Network produced Spanish-language programs throughout the Venevision Territory. As compensation for its distribution services, Venevision paid the Company approximately 85% of gross receipts less certain expenses. Although the agreement expired on March 27, 2004, the Company and Venevision have agreed to extend the contract on a monthly basis. The Company received $278,000 and $52,000 in 2004 and 2003, respectively.

Distribution Agreement—Televisa

        On September 1, 2003, the Company entered into an agreement with Televisa that grants Televisa the sole and exclusive right during the term to distribute Univision Network, TeleFutura Network and Galavisión Network produced Spanish-language programs throughout the Televisa Territory. As compensation for its distribution services, Televisa will pay the Company approximately 85% of gross receipts less certain expenses. Although the agreement expired on August 31, 2004, the Company and Televisa have agreed to extend the contract on a monthly basis. The Company did not receive any payments in 2004 and 2003 related to this agreement.

Televisa Soccer Agreement

        In December 2001, the Company entered into an agreement with Televisa to purchase the rights to broadcast Mexican league soccer. The Company agreed to pay Televisa an amount equal to a percentage of the aggregate costs incurred by Televisa to purchase the exclusive worldwide television rights to broadcast certain Mexican first division professional soccer matches. In 2004, Televisa and the Company amended and extended the terms of the original agreement until December 18, 2007. In 2004, 2003 and 2002, the Company incurred costs of $16,464,000, $14,606,000 and $11,089,000, respectively.

Programming Agreement

        In December 2003, the Company agreed with Paloma Productions LLC, an affiliate of Mr. Perenchio, to license a novela entitled "Te Amare en Silencio." The novela was comprised of 100 episodes and began airing in December 2003. The license period ended in 2004. The license payment for the novela was based on ratings in "Hispanic Households" (those with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household). The Company paid $1,640,000 and $1,000,000 in 2004 and 2003, respectively to Paloma Productions LLC.

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

Warrants

        In connection with Mr. Perenchio, Televisa and Venevision's December 1992 acquisition of our predecessors, Televisa and Venevision were issued warrants to purchase Common Stock, of which Televisa and Venevision retain 2,000 and 27,437,700, respectively. Also, in December 2001, the Company issued additional warrants to purchase 9,000,000 shares of Common Stock to Televisa and 2,800,000 shares of Common Stock to Venevision. The 1992 warrants are exercisable for Class T and Class V Common Stock at an exercise price of $0.032195 per share. The 2001 warrants are exercisable for 6,274,864 and 74,864 shares of Class A Common Stock for Televisa and Venevision, respectively, and 2,725,136 shares of Class T and Class V Common Stock for Televisa and Venevision, respectively. The exercise price for the 2001 warrants is $38.261 per share. At the option of Televisa or Venevision, as the case may be, or if the warrants are not held by Televisa or Venevision or their permitted transferees at the time of exercise, the Class T and Class V Warrants are exercisable for Class A Common Stock.

        In April 2002, Univision also issued an additional warrant to purchase 100,000 shares of Class A Common Stock to Televisa, at an exercise price of $38.261 per share, in connection with the acquisition of Fonovisa Music Group ("Fonovisa").

        No warrant discussed above is exercisable unless it is lawful for the holder to own the number of shares issuable as a result of such exercise, and such exercise would not violate the Communications Act of 1934, as amended. Subject to applicable securities laws, the warrants are freely transferable. If all warrants discussed above were fully exercised and all voting securities were converted to Class A Common Stock (not including options), Venevision would own approximately 13% of our Common Stock and Televisa would own approximately 11% of our Common Stock. The Company accounted for the warrants issued to Televisa and Venevision within stockholders' equity, except for the 100,000 warrants issued in connection with the Fonovisa acquisition that has been accounted for as part of its purchase price.

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

        We also have a registration rights agreement with Mr. McHenry T. Tichenor Jr., one of our Directors, and some of his family members, pursuant to which we have agreed to file registration statements covering the sale of our Class A Common Stock they hold in an underwritten offering. As of February 18, 2005, the Tichenor family members had the right to demand two registration statements. The agreement also provides the Tichenor family members with various piggyback registration rights. All of these rights are subject to customary terms, conditions, procedures and restrictions.

Voting Agreement

        Messrs. Perenchio and Tichenor are parties to a voting agreement whereby Mr. Perenchio has agreed to nominate and then vote to elect to the Board as Class A/P Directors both Mr. Tichenor and another individual independent of Univision, subject to Mr. Perenchio's reasonable approval. In accordance with the terms of the agreement, Mr. Perenchio also agreed to vote against any transaction in which the stock rights, or the per share consideration, to be received by the Univision Class P common stockholders would differ from those to be received by the Univision Class A common stockholders, unless approved by the holders of a majority of the outstanding shares of Univision Class A Common Stock other than shares held by Mr. Perenchio and his affiliates.

        If Mr. Tichenor is incapacitated or ceases to be a Class A/P Director, the resulting vacancy would be filled according to Univision's Certificate of Incorporation. If Mr. Tichenor's other designee is incapacitated or ceases to be a Class A/P Director, Mr. Tichenor (or, if Mr. Tichenor is incapacitated, then other members of the Tichenor family) may again designate someone independent of Univision to fill the resulting vacancy, subject to Mr. Perenchio's reasonable approval.

        Mr. Perenchio's obligation to vote for Mr. Tichenor and Mr. Tichenor's other designee terminates when Mr. Tichenor and members of the Tichenor family cease to own at least 60% of their originally issued Univision shares. The voting agreement also terminates upon the earliest to occur of the conversion of all Univision Class P Common Stock, the incapacitation of Mr. Perenchio, the date that Mr. Perenchio and Mr. Tichenor agree to terminate the voting agreement, the death of Mr. Tichenor, or September 23, 2008.

Reimbursement Arrangements

        In 2004 the Company reimbursed Chartwell Services, Inc., and in prior years also reimbursed Chartwell Services New York, Inc., and Chartwell Partners LLC, all affiliates of Mr. Perenchio (collectively, "Chartwell"), for compensation and other expenses incurred by Chartwell for individuals who devote time to Company activities pursuant to agreements entered into between the Company and Chartwell. For 2004, 2003 and 2002, the Company reimbursed Chartwell approximately $173,118, $319,968 and $296,448, respectively, for one-half of the salary, benefits and payroll taxes and $0, $614,451 and $157,870, respectively, for 100% of the bonus and related payroll taxes relating to the Company's Vice Chairman and Corporate Secretary, Robert Cahill. Effective July 1, 2004, Robert Cahill was compensated directly by the Company and is no longer subject to the reimbursement agreement. For 2004, 2003 and 2002, the Company also reimbursed Chartwell for Anthony Cassara, who became a director of the Company in 2005, the amounts of $269,225, $531,348 and 525,641, respectively. Effective July 1, 2004, Anthony Cassara ceased being compensated by the Company under the reimbursement agreement. The Company also reimbursed Chartwell approximately $337,332, $622,150 and $556,512, in 2004, 2003 and 2002, respectively, for varying portions of the salary, benefits and payroll taxes of other individuals. In addition, options for 55,000 shares of Class A Common Stock were granted during 2003 and 2002 to three Chartwell employees who devoted time to the Company's activities. Included in the 55,000 options granted above, Anthony Cassara received 25,000 options in each of 2003 and 2002. The Company has accounted for these options in accordance with FIN 44 "Accounting for Certain Transactions Involving Stock Compensation." No options were granted to these three individuals during 2004. Also, for 2004, 2003 and 2002, the Company agreed to reimburse

Chartwell $497,882, $337,188 and $335,355, respectively, for business expenses and other costs. Pursuant to an agreement between the Company and Chartwell Services, Inc., Chartwell Services, Inc. will continue providing the services subject to such agreement through December 2005, subject to automatic one-year extensions. Chartwell Services New York, Inc. ceased operations on December 31, 2002.

        In 2003 and 2002, Paloma Productions, an affiliate of Mr. Perenchio, reimbursed the Company $47,540 and $95,706, respectively, for the Company's costs for leased premises in Los Angeles. Also during 2002, the production company used certain facilities and personnel of the Company in connection with program development pursuant to an understanding that any programs so developed would be offered to the Company. During 2002, Mr. Perenchio reimbursed the Company for the actual cost of such usage in the amount of $3,960,646.

Pay Television Venture

        In April 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc. to form a 50/50 joint venture called Spanish Subscription Television LLC, now called TuTV LLC. The joint venture was formed to broadcast Televisa's pay television channels, other than general entertainment channels or novelas, in the United States. The service consists of five channels. In May 2003, TuTV entered into a five-year distribution agreement with EchoStar Communications Corporation for three of the channels. The joint venture is jointly controlled by Televisa and the Company with each agreeing to fund up to a maximum of $20,000,000 over the first three years of the venture. During 2004 and 2003, the Company and Televisa each funded the joint venture $1,000,000 and $2,500,000, respectively.

Co-production Agreement

        In December 2003, the Company and Televisa entered into an agreement whereby Televisa would produce the show "100 Mexicanos Dijeron", which is based on the "Family Fued" format and the Company would pay Televisa approximately half of the costs per episode. Under the terms of the agreement, the Company made payments of $5,020,000 in 2004 to Televisa in connection with the production of the show.

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

Univision Music Group

        Univision Music Group consists of the businesses under its wholly-owned subsidiary, Univision Music, Inc. The primary business under Univision Music, Inc. is Univision Music LLC, which owns and operates the Univision Records label and operates the Fonovisa Records label and is owned 89% by Univision Music, Inc., 1% by the Company and 10% by Diara, Inc. ("Diara"), which is wholly-owned by Jose Behar, President and Chief Executive Officer of Univision Music Group. In April 2002, the Company acquired Fonovisa from Televisa.

        The Company amended its employment arrangement with José Behar and assigned the employment agreement to Univision Music LLC, and as a result, has amended the operating agreement of Univision Music LLC. Univision Music LLC will now hold all of the Company's wholly-owned record labels. Also, Diara has been given a new class of securities, designated "B-2 Units" (and its existing units have been designated "B-1 Units"). In 2006, Diara has a put right and the Company has a call right that would require the Company to purchase all of Diara's B-1 Units for a purchase price equal to 20% of ten times the average earnings before interest, taxes, depreciation and amortization of Univision Music's business as it existed prior to the amendment, subject to a cap of $8,000,000. Additionally, Diara has a put right and the Company has a call right on Diara's B-2 Units in 2009. To the extent the fair market value of Univision Music LLC at the put or call date exceeds the fair value at the grant date, which is decreased each year by the amount of cash generated by Univision Music LLC, in December 2003, the purchase price of these units will be equal to 20% of the first $100,000,000 of such excess, 10% of the next $100,000,000 of such excess and 1% of any excess amount thereafter. This amount will be reduced by any amount paid by the Company for the B-1 Units. The put and call rights may be accelerated in the event of Mr. Behar's termination, death or disability.

        The Company is accounting for these arrangements in accordance with FIN No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." FIN No. 28 requires compensation cost to be recognized when the quoted market value exceeds the grant price. Compensation is charged to expense over the period the employee performs the services. In 2004 and 2003, the Company recorded approximately $4,300,000 and $1,700,000, respectively, of compensation expense on the B-1 Units.

        The amended employment agreement with Mr. Behar was extended through March 31, 2009 and allows for minimum incentive bonus amounts during each year and the payment in 2003 of a $1,100,000 bonus, which was applied against his outstanding loan. The Company expensed this payment in 2003. As of January 15, 2005, he owes approximately $900,000 in principal to the Company, which bears interest at 3.5%.

4.    Acquisition of Hispanic Broadcasting Corporation

        On September 22, 2003, the Company completed its acquisition of Hispanic Broadcasting Corporation ("HBC") in which each share of HBC common stock was exchanged for 0.85 of a share of the Company's Class A Common Stock. As a result of the acquisition, we issued approximately 92.7 million Class A Common Stock shares and we reserved approximately 5 million shares for issuance pursuant to HBC stock options that we assumed in the acquisition. The 92.7 million shares were valued at $35.312, determined by taking the average market price per share of Univision common stock for the two days prior, the day of and two days subsequent to the announcement date (June 12, 2002) of the acquisition. The HBC options were valued at approximately $80,000,000 using the Black-Scholes option pricing model and the acquisition costs were approximately $31,885,000.

        The Company has allocated the purchase price to FCC licenses, goodwill, advertising-related intangibles and favorable leases based upon the estimated fair value of the assets acquired and liabilities assumed of Univision Radio. In 2004, the Company incurred amortization expense of $3,795,000 related to Univision Radio's amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts were amortized over a nine-month period that expired in June 2004. The favorable leases are being amortized over various periods to rent expense.

(In thousands)
Purchase price	$3,353,286
Net liabilities assumed	95,386
Acquisition costs	31,885
Deferred tax liability on identified intangibles	543,044

Intangible assets and goodwill	4,023,601
FCC licenses	(2,486,307)
Favorable leases	(4,965)
Advertiser related intangibles, primarily advertiser contracts	(4,991)
Other intangible assets	(2,516)

Goodwill	$1,524,822

        The following unaudited pro forma information gives effect to the merger between the Company and HBC and assumes that the transaction had occurred as of the beginning of each period presented. The pro forma information is presented for informational purposes only. You should not rely on the pro forma information as an indication of the results of operations of future periods or the results that actually would have been realized had the companies been a single company during the periods presented. The pro forma information is based upon available information and upon certain assumptions that management believes are reasonable. The pro forma information includes adjustments that give effect to the merger under the purchase method of accounting. The pro forma information does not reflect any pro forma adjustments for other business acquisitions in 2002 or 2003 by the Company or HBC, since they do not individually or in the aggregate exceed the threshold for reporting of a significant subsidiary. The pro forma information does not reflect any adjustments for synergies that the Company has realized or expects to realize from the acquisition.

	Twelve Months Ended December 31,
	2003 Pro forma	2002 Pro forma
	(Dollars in thousands)
Net revenues	$1,514,948	$1,341,728
Net income	$169,942	$127,280
Basic Earnings Per Share	$0.53	$0.40
Diluted Earnings Per Share	$0.48	$0.36

5.    Property and Equipment

        Property and equipment, and accumulated depreciation, consist of the following as of December 31, 2004 and 2003:

	2004	2003
	(In thousands)
Land and improvements	$54,040	$41,824
Building and improvements(a)	244,794	257,203
Broadcast equipment	410,759	362,085
Furniture, computer and other equipment	93,299	73,365
Capital leases—transponder equipment	62,285	51,628
Construction in progress	6,260	28,314

	871,437	814,419
Accumulated depreciation(a)(b)	(320,299)	(258,950)

	$551,138	$555,469

(a)
—2003 includes $47,390 of capital lease costs and $5,198 of capital lease accumulated depreciation

(b)
—2004 and 2003 includes $26,442 and $25,550, respectively, of accumulated depreciation related to capital leases for the transponder equipment.

        Depreciation and amortization include depreciation on property and equipment of $82,157,000 in 2004, $72,340,000 in 2003 and $60,718,000 in 2002, of which $67,940,000, $59,661,000 and $50,340,000, respectively, relate to direct operating expenses and $14,217,000, $12,679,000 and $10,378,000, respectively, relate to selling, general and administrative expenses.

6.    Intangible Assets and Goodwill

        Below is an analysis of the Company's intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and estimated aggregate amortization expense for the years 2005 through 2009:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Nielsen contract	$20,700	$12,463	$8,237
Fonovisa contracts, primarily artist contracts	44,580	32,219	12,361
Disa contracts, primarily artist contracts	66,328	52,584	13,744
Advertiser related intangibles, primarily advertiser contracts	4,991	4,454	537
Other amortizable intangibles	5,203	1,135	4,068

Total	$141,802	$102,855	38,947

Intangible Assets Not Being Amortized
Broadcast licenses			4,226,288
Goodwill			2,197,988
Music trademarks			15,800
Other intangible assets			2,014

Total			6,442,090

TOTAL NET INTANGIBLE ASSETS			$6,481,037

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Nielsen contract	$20,700	$11,428	$9,272
Fonovisa contracts, primarily artist contracts	44,580	25,864	18,716
Advertiser related intangibles, primarily advertiser contracts	5,765	1,817	3,948
Other amortizable intangibles	3,381	380	3,001

Total	$74,426	$39,489	34,937

Intangible Assets Not Being Amortized
Broadcast licenses			3,711,268
Goodwill			2,192,840
Music trademarks			15,800
Other intangible assets			1,744

Total			5,921,652

TOTAL NET INTANGIBLE ASSETS			$5,956,589

        The Nielsen contract is being amortized through December 2012, Fonovisa contracts are being amortized through June 2012, advertiser related intangibles are being amortized through June 2006 and other amortizable intangibles have various amortization periods.

	Segments
					Total Goodwill
	Television	Radio	Music	Internet
	(Dollars in thousands)
Net goodwill balance as of December 31, 2002	$320,260	$—	$186,151	$—	$506,411
Deferred tax liability adjustment	7,900	—	—	—	7,900
Goodwill adjustment	—	—	4,673	—	4,673
Reclassification to program rights	(4,879)	—	—	—	(4,879)
Deferred tax asset adjustment	(1,869)	—	—	—	(1,869)
Goodwill acquired during the year	—	1,680,604	—	—	1,680,604

Balance as of December 31, 2003	321,412	1,680,604	190,824	—	2,192,840
Finalization of purchase price allocation	—	(155,782)	—	—	(155,782)
Purchase price adjustment	—	—	(17,565)	—	(17,565)
Consolidation of variable interest entities	89,360	—	89,135	—	178,495

Balance as of December 31, 2004	$410,772	$1,524,822	$262,394	$—	$2,197,988

Current Year Amortization Expense
For the year ended 12/31/04	$19,225
Estimated Amortization Expenses
For the year ended 12/31/05	$13,000
For the year ended 12/31/06	$7,700
For the year ended 12/31/07	$5,600
For the year ended 12/31/08	$4,100
For the year ended 12/31/09	$2,700

        The Company allocated the purchase price of its Radio business to FCC licenses, goodwill, advertising-related intangibles and favorable leases, which are included in other long-term assets, based upon the estimated fair value of the assets acquired and liabilities assumed. The results of operations of Univision Radio have been included in the accompanying consolidated statement of income since September 22, 2003. In 2004, the Company incurred amortization expense of $3,795,000 related to Univision Radio's amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts were amortized over a nine-month period that expired in June 2004. The favorable leases are being amortized over various periods to rent expense.

7.    Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following as of December 31, 2004 and 2003:

	2004	2003
	(In thousands)
Trade accounts payable and accruals	$121,077	$112,110
Music copyright and artist royalties	38,920	39,822
Accrued compensation	40,514	32,265
English Programming	4,718	11,138
Other	24,264	14,038

	$229,493	$209,373

8.    Debt

        Long-term debt (excluding capital leases—see "Notes to Consolidated Financial Statements—9. Commitments") consists of the following as of December 31, 2004 and 2003:

	2004	2003
	(In thousands)
Bank Term Facility	$—	$100,000
Senior notes payable—7.85% due 7/18/11	496,574	496,190
Senior notes payable—2.875% due 10/15/06	247,408	250,083
Senior notes payable—3.5% due 10/15/07	198,225	199,805
Senior notes payable—3.875% due 10/15/08	248,167	249,000

Long-term debt	$1,190,374	$1,295,078

        The Company's 7.85% senior notes due 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year. On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. These senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. As part of the $700,000,000 note transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At December 31, 2004, the Company had a swap liability with a fair value of $4,815,000 reported in other long-term liabilities related to this transaction. The $700,000,000 senior notes are carried at fair value at December 31, 2004. The 7.85% senior notes due 2011 with a face value of $500,000,000 and book value of $496,574,000 have a fair value of approximately $586,000,000 at December 31, 2004.

        The Company's senior notes are the Company's senior unsecured obligations, are equal in right of payment with all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company's future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company's guarantors. The Company has the option to redeem all or a portion of the senior notes at any time at the redemption prices set forth in the note indenture. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the senior notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

        At December 31, 2004, the Company had a $500,000,000 revolving credit facility with a syndicate of commercial lenders that expires on July 18, 2006. The Company had no bank borrowings outstanding under its revolving credit facility at December 31, 2004. The Company has approximately $37,000,000 of letters of credit outstanding under the credit facility, which primarily includes $20,000,000 that can be drawn upon if the Company were in material breach of contract under an option agreement to purchase two Puerto Rico stations and $8,000,000 related to the FIFA World Cup Agreement.

        Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company's revolving credit facility ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company's LIBOR interest rate margin applicable to the revolving credit facility was 1.00% as of December 31, 2004. During the twelve months ended December 31, 2004, the interest rates applicable to the Company's bank credit facility ranged from approximately 2.34% to 2.77% for LIBOR rate loans and 4.25% for prime rate loans. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the twelve months ended 2004, the Company's effective interest rate, excluding deferred financing costs, on its bank debt and senior notes was approximately 4.5%.

        The credit agreement contains customary covenants, including restrictions on liens and dividends and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its Program License Agreements in a manner the lenders determine is materially adverse to the Company. At December 31, 2004, the Company was in compliance with its financial covenants.

        The subsidiaries that guarantee the Company's obligations under its credit agreement also guarantee the senior notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The Company's variable interest entities, which are not wholly-owned by the Company, do not guarantee the Company's bank credit agreement or senior notes. The guarantees of the obligations under the revolving credit facility and the senior notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's. The Company's senior unsecured debt is currently rated BBB- by Standard & Poor's Rating Services and Baa2 by Moody's Investor Service, Inc.

        Long-term debt matures as follows:

Amount
(In thousands)
Year ending December 31:
2006	$247,408
2007	198,225
2008	248,167
Thereafter	496,574

Total	$1,190,374

9.    Commitments

        The Company has long-term operating leases expiring on various dates for office, studio, automobile and tower rentals. The Company's operating leases, which are primarily related to buildings and tower properties, have various renewal terms and escalation clauses. The Company also has long-term capital lease obligations for its transponders that are used to transmit and receive our network signals. In 2004, the Company entered into a new transponder capital lease of $23,400,000. There were no leases capitalized in 2003 or 2002. The following is a schedule by year of future annual rentals under operating and capital leases as of December 31, 2004:

	Operating Leases	Capital Leases
	(In thousands)
Year ending December 31:
2005	$34,079	$7,680
2006	32,001	6,030
2007	29,291	5,700
2008	27,289	5,700
2009	24,550	5,700
Thereafter	138,808	26,993

Total minimum lease payments	$286,018	57,803

Interest		(15,757)

Total present value of minimum lease payments		42,046
Current portion		(4,740)

Capital lease obligation, less current portion		$37,306

        Rent expense totaled $42,406,000 in 2004, $27,449,000 in 2003 and $30,513,000 in 2002.

        On December 28, 2004, the Company exercised its option to acquire two television stations ("WLII") in Puerto Rico for approximately $190,000,000. The Company is currently operating the stations under a time brokerage agreement. The Company expects to close the transaction, which is subject to customary conditions, including regulatory approvals, in the second quarter of 2005. The funds will come primarily from the Company's cash from operations and its bank credit facility. WLII is currently being consolidated by the Company as a variable interest entity, see "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities." On December 23, 2003, the Company entered into a 40-year lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the second half of 2006. The sum of the lease payments will be approximately $67,100,000 over 40 years. The lease has been capitalized by the Company at its estimated fair value of $17,300,000 at December 31, 2004. Additionally, when the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company's purchase price for the stations (including costs) during a period of 90 days from the closing of the Company's acquisition of the stations. The Company has issued a non-refundable deposit of $20,000,000 in the form of a standby letter of credit in favor of Raycom that Raycom can draw on if the Company were in material breach of contract under the option agreement.

        In 2003, the Company entered into a transponder lease agreement for TeleFutura Network that was capitalized in May 2004 for approximately $15,538,000. Also, in 2003, the Company entered into a transponder lease agreement for Univision Network that is expected to be capitalized in the first quarter 2006 for approximately $15,546,000. According to the Emerging Issues Task Force published Issue 01-8 "Determining Whether an Arrangement Contains a Lease," if the Company negotiates a new transponder lease agreement, the Company will not capitalize, or incur depreciation expense, for its transponder lease agreements and will expense the cost as a service fee. EITF 01-08 became effective for agreements entered into after May 2003. The Company does not expect to negotiate new transponder lease agreements until two existing transponder lease agreements expire in December 2012. When and if the Company decides to transmit a high definition signal, it will be required to negotiate new transponder leases.

        In February 2002, the Company entered into a new five-year contract with Nielsen Media Research ("Nielsen"), expiring in December 2006, to provide television audience measurement services for Univision Network and TeleFutura Network. The remaining payments for Univision Network and TeleFutura Network will total approximately $23,000,000, that are payable over two years through December 31, 2006. The Company also entered into a five-year contract with Nielsen for TTG O&Os, which have remaining payments of approximately $6,600,000 payable over the next two years through January 31, 2007.

        In January 2001, Univision Network entered into a program license agreement with Coral International Television Corp. (the exclusive distributing agent for Radio Caracas Television) to acquire approximately 780 hours of new novelas per year through January 2011. In 2004, the aggregate payment under the contract was adjusted to approximately $75,800,000, with an aggregate payment remaining under the contract of approximately $50,200,000 at December 31, 2004.

        In June 2001, Univision Network entered into a program license agreement with RCN to acquire approximately 300 hours of new novelas per year through June 2007. The aggregate payment under the contract is approximately $41,440,000 payable over four years, in increasing installments, with an aggregate payment remaining under the contract of approximately $21,100,000 at December 31, 2004.

        In 2002, 2003 and 2004, the Company entered into several program license agreements to acquire approximately 2,000 movies. The agreements commenced in January 2002 and expire on various dates through March 2016. The remaining payments under the agreements are approximately $14,300,000 in 2005, $13,400,000 in 2006, $9,700,000 in 2007, $6,500,000 in 2008, $4,000,000 during 2009 and $674,000 for the period January 2010 through March 2016.

        As a result of the acquisition of the USA Broadcasting stations, the Company acquired English-language programming contracts. At December 31, 2004, the remaining payments are $5,189,000 in 2005, $3,470,000 in 2006, $1,350,000 in 2007, $1,361,000 in 2008 and $1,574,000 through April 2009. The Company is attempting to sub-license or arrange a sale of this programming to reduce its liability.

        In July 2000, the Company was the winning bidder for a construction permit for a new television station in the Austin, Texas market with a bid of $18,798,000. On August 1, 2000, the Company made the required 20% down payment of $3,759,600 while awaiting final approval by the FCC. The Company will be required to pay $15,038,400 when it receives final FCC approval.

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

        The Company has various music license agreements for its television and radio businesses. These contracts grant the Company a license to broadcast musical compositions. The remaining payments under these contracts are approximately $12,265,000 in 2005, $12,621,000 in 2006, $8,098,000 in 2007, $4,648,000 in 2008 and $4,647,000 in 2009.

        On August 9, 2000, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. The payments remaining at December 31, 2004 totaled $74,000,000, $8,000,000 due in 2005 and $66,000,000 due in 2006. In addition to these payments, and consistent with past coverage of the World Cup games, the Company was responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The costs for the 2002 World Cup games was approximately $55,000,000. The rights fees are being amortized over the 2002/2006 World Cups and other interim FIFA events based on the flow of income method. Under the flow of income method, the costs for the 2006 World Cup games, excluding advertising, promotion and broadcast costs, will be approximately $100,000,000 for the rights fees. The funds for these payments are expected to come from income from operations and/or borrowings from the Company's bank credit facility. In addition, the Company has also acquired the Spanish-language broadcast rights in the U.S. for various sports contracts with various expiration dates through November 2007. The aggregate payments under the contracts are approximately $53,500,000, at December 31, 2004, the remaining payments under the contracts are approximately $12,500,000 in 2005, $7,010,000 in 2006 and $8,850,000 in 2007.

10.    Employee Benefits

        The Company has a 401(k) retirement savings plan (the "401(k) Plan") covering all eligible employees who have completed one year of service. The 401(k) Plan allows the employees to defer a portion of their annual compensation and the Company may match a portion of the employees' contributions. For the years ended December 31, 2004, 2003 and 2002, the Company made matching cash contributions to the 401(k) Plan totaling $6,033,000, $3,931,000 and $3,477,000, respectively. Effective January 1, 2002, the Company matched 100% of the first 3% of eligible employee compensation that contributed to the plan.

11.    Contingencies

        There are various legal actions and other claims pending against the Company incidental to its business and operations. In the opinion of management, the resolution of these matters will not have a material effect on the consolidated financial position or results of operations or liquidity.

        The Company maintains insurance coverage for various risks, where deemed appropriate by management, at rates and terms that management considers reasonable. The Company self-insures its employee medical benefits and its media errors and omissions exposures. The Company also has deductibles for various risks, including those associated with windstorm and earthquake damage. In management's opinion, the potential exposure in future periods, if uninsured losses were to be incurred, should not be material to the consolidated financial position or results of operations.

12.    Income Taxes

        The Company files a consolidated federal income tax return. The income tax provision for the years ended December 31, 2004, 2003 and 2002 comprised the following charges:

	2004	2002	2003
	(In thousands)
Current:
Federal	$88,833	$43,888	$10,675
State	9,870	6,897	1,677
Deferred:
Federal	58,964	47,186	42,477
State	6,907	7,415	6,675

Total	$164,574	$105,386	$61,504

        The Company accounts for income taxes under the liability method pursuant to SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
	(In thousands)
Current deferred tax assets:
Accrued severance and litigation	$2,100	$1,400
Accrued vacation	3,700	3,200
Allowances	8,500	9,200
Accrued facility-related costs	1,400	1,500
Accrued insurance	3,000	1,100
Other assets, net	2,818	1,700

Total current deferred tax assets	$21,518	$18,100

Long-term deferred tax assets:
Equity loss in unconsolidated subsidiaries	$14,000	$14,600
Deferred compensation	2,900	2,900
Capital and state loss carryforwards	4,200	2,800
Other assets, net	1,106	553

Total long-term deferred tax assets	22,206	20,853

Long-term deferred tax liabilities:
Property and equipment, net	(63,500)	(53,500)
Intangible assets, net	(934,500)	(760,600)

Total long-term deferred tax liabilities	(998,000)	(814,100)

Net long-term deferred tax liabilities	$(975,794)	$(793,247)

        As of December 31, 2004, the Company has a capital loss carryforward of $7,957,000. The capital loss carryforward expires in 2006 and 2007. The Company believes that it is more likely than not that the capital loss carry forward will be realized through available tax planning strategies.

        As a result of various acquisitions, the Company recorded goodwill representing the consideration given in excess of the net assets related to the transactions. No deferred tax liability is established for goodwill that is not deductible for tax purposes.

        For the years ended December 31, 2004, 2003 and 2002, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2004	2003	2002
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	4.1	5.5	5.5
Junior subordinated notes	—	—	1.0
Wages and benefits	0.5	0.5	0.3
Credits and state refunds	(1.2)	(1.5)	(1.3)
Intangibles	0.0	0.5	0.3
Other	0.7	0.4	0.7

Total effective tax rate	39.1%	40.4%	41.5%

13.    Earnings Per Share

        The Company is required to calculate basic earnings per share, which is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders is computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations and also net income. The Company is also required to compute diluted earnings per share, which is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back preferred stock dividends. The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations for income net income as required by SFAS No. 128 "Earnings Per Share":

	For the Year Ended 2004				For the Year Ended 2003
	Income (Numerator)	Shares (Denominator)		Per-share Amount	Income (Numerator)	Shares (Denominator)		Per-share Amount
	(In thousands, except share and per-share data)
Basic Earnings Per Share
Net income	$255,883	322,742,581		$0.79	$155,427	253,853,027		$0.61

Effect of Dilutive Securities
Warrants	—	27,412,547	(a)		—	27,410,468	(a)
Options	—	2,864,473	(b)		—	2,575,092	(c)
Convertible preferred stock	—	—			—	—

Diluted Earnings Per Share
Net income	$255,883	353,019,601		$0.72	$155,427	283,838,587		$0.55

	For the Year Ended 2002
	Income (Numerator)	Shares (Denominator)		Per-share Amount
Net income	$86,528
Less preferred stock dividends	(25)

Basic Earnings Per Share
Net income per share available to common stockholders	86,503	224,344,335		$0.39

Effect of Dilutive Securities
Warrants	—	27,633,393	(a)
Options	—	2,733,860	(d)
Convertible preferred stock	25	1,625,458	(e)

Diluted Earnings Per Share
Net income per share available to common stockholders	$86,528	256,337,046		$0.34

(a)
Total warrants of 11,900,000 shares were excluded as common stock equivalents in 2002, 2003 and 2004, since the average market price of the Class A Common Stock for each year presented was lower than the exercise price of the warrants and the inclusion of the potential shares would be antidilutive.

(b)
Total options of 8,873,625 shares granted in December 1999, 2000, and 2003 were excluded as common stock equivalents, since the average market price of the Class A Common Stock during 2004 was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

(c)
Total options of 9,165,375 shares granted in December 1999, 2000, and 2003 were excluded as common stock equivalents, since the average market price of the Class A Common Stock during

  2003 was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

(d)
Total options of 5,898,500 shares granted in December 1999 and 2002 were excluded as common stock equivalents, since the average market price of the Class A Common Stock during 2002 was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

(e)
At December 31, 2001, there were 375,000 shares issued and outstanding of redeemable convertible preferred stock with a conversion rate of 28.252 to Class A Common Stock. On February 25, 2002, the redeemable preferred stock was converted into Class A Common Stock.

14.    Common Stock, Preferred Stock and Warrants

        The Company's common stock consists of Class A, Class P, Class T and Class V shares. The Class A shares are listed on the New York Stock Exchange and are primarily held by non-affiliates. The Class P, T and V shares are held by affiliates and are not traded. All classes of common stock have substantially the same rights, with the exception of Class P shares, which have ten votes per share on all matters on which shareholders are entitled to vote and Class T and V, which each have the right to elect one member of the Company's board of directors. At December 31, 2004, there were 255,956,440 shares of Class A Common Stock issued, including 1,017,180 treasury shares, 36,962,390 shares of Class P Common Stock issued and outstanding, 13,593,034 shares of Class T Common Stock issued and outstanding and 17,837,164 of Class V Common Stock issued and outstanding. The Company's Class A Common Stock increased during 2004 by 1,603,879 shares from 254,352,561 to 255,956,440 due to the exercise of options of 1,103,879 and a conversion of Class P Common Stock of 500,000 to Class A Common Stock. There were no other changes to the Company's Common Stock shares in 2004.

        The Company had 10,000,000 shares of preferred stock, $.01 par value, authorized at December 31, 2004 and 2003.

        In 2001, Televisa made an equity investment in the Company of $375,000,000 and received Class B Preferred Stock that automatically converted, on February 25, 2002, into 10,594,500 shares of the Company's Class A Common Stock upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

        In 2001, the parties also agreed to amend the Company's charter documents to eliminate or modify certain governance rights held by the directors elected by Televisa and Venevision and to eliminate the right of holders of the Company's Class T Common Stock and Class V Common Stock to elect additional directors upon a change in federal law increasing the percentage that non-U.S. citizens may own in companies that own television stations.

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

        At December 31, 2004, Televisa and Venevision owned a total of 9,102,000 and 30,237,700 warrants, respectively. These warrants include 27,439,700 warrants issued in 1992 that are exercisable for Class T and Class V Common Stock at an exercise price of $0.0322 per share. The Company accounted for the warrants issued to Televisa and Venevision within stockholders' equity, except for the 100,000 warrants issued in connection with the Fonovisa acquisition that has been accounted for as part of its purchase price.

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

15.    Investments and Variable Interest Entities

        Investments consist of the following as of December 31, 2004 and 2003:

	2004	2003
	(In thousands)
Investments in equity method investees
Disa Records	$—	$76,073
St. Louis / Denver LLC	61,402	61,872
TuTV LLC	2,483	1,254

	$63,885	$139,199

Investments in cost method investees
Entravision Communications Corporation	$335,995	$335,995
Equity Broadcasting Corporation	35,045	28,592

	$371,040	$364,587

Investments

        Entravision Communications Corporation is the largest affiliate group of the Company. Entravision operates television stations in 20 of the nation's top 50 Hispanic markets and owns 45 of the Company's affiliated stations. At December 31, 2004, the Company had an approximate 30% non-voting ownership interest in Entravision.

        As part of the consent decree pursuant to which the United States Department of Justice ("DOJ") approved our acquisition of HBC, the Company exchanged all 36,926,623 of its shares of the Entravision Class A and Class C common stock that it previously owned for 369,266 shares of Entravision's new Series U preferred stock in September 2003. The Series U preferred stock was mandatorily convertible into common stock when and if Entravision created a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock. During the second quarter of 2004, Entravision created such new class of common stock, its new Class U common stock, and the 369,266 shares of Entravision Series U preferred stock held by the Company were converted into 36,926,600 shares of the new Class U common stock effective as of July 1, 2004. The Company's ownership of Entravision on a fully converted basis is approximately 28%.

        The fair value of our investment in Entravision common stock was $8.35 per share at December 31, 2004 as compared to our average cost basis of $9.10 per share. This represents a decline from our cost basis of $27,657,000 or approximately 8% as of December 31, 2004. Entravision common stock has traded below our average cost basis since May 3, 2004. During 2004, the closing price of Entravision ranged between $6.85 per share and $11.50 per share. During 2005, through March 7, 2005, the closing price ranged between $7.44 per share and $8.96 per share. Based on these and other factors, we performed an analysis to evaluate whether there is an other than temporary impairment in our investment. We evaluated both qualitative and quantitative factors including; analysts reports specific to Entravision, industry analyst reports, recently announced operating results of Entravision for the year ended December 31, 2004, recent earnings guidance provided by Entravision, the volatility of the stock price, the severity of the decline (8% at December 31, 2004) and the duration of the decline which has been less than one year. While we cannot determine the cash that will ultimately be realized from our investment in Entravision, based on the factors described above we have concluded that the impairment is temporary. We will continue to monitor the Entravision stock price, its operating results, the performance and outlook for the media sector in general and Entravision in particular and other information available to determine if the value of our investment becomes other than temporarily impaired. The future sale of the stock will have no impact on the Company's existing television station affiliation agreements with Entravision. Entravision is restricted under its credit agreement from making dividend payments.

        In June 2001, the Company completed the acquisition of a 50% interest in Disa Records for approximately $75,000,000 in cash. In addition, the Company agreed to provide $5,000,000 per year of advertising to Disa Records for the five-year period July 1, 2001 to June 30, 2006. On March 31, 2004, the Company was required to adopt Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). Under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family. The use of the equity method of accounting prior to March 31, 2004 and the consolidation of Disa since April 1, 2004 have the same effect on the Company's net income.

        On November 7, 2002, the Company, through its wholly-owned subsidiary TeleFutura, entered into a limited liability company agreement with Roberts Brothers Broadcasting, LLC ("Roberts"), called St. Louis / Denver LLC (the "LLC"). In 2002, TeleFutura contributed $26,000,000 and in 2003 contributed its minority interests in the St. Louis and Denver stations of approximately $34,000,000 and Roberts contributed its majority interests in the St. Louis and Denver stations to the LLC. The Company owns 45% of the joint venture. In addition, TeleFutura and Roberts have each entered into time brokerage agreements ("TBA") to program the Denver and St. Louis stations, respectively. The TeleFutura TBA became effective on February 23, 2003. During 2004, the Company reported an equity loss from unconsolidated subsidiary of $470,000.

        In June 2001, the Company purchased for $26,000,000 an approximate 20% non-voting preferred stock equity interest in Equity Broadcasting Corporation ("EBC"), which has 33 full power and/or network televisions permits, licenses, and applications and 60 low-power television properties. In addition, in September 2001, the Company purchased shares of Equity Broadcasting's Class A common stock for approximately $2,500,000. The Company currently owns approximately 6% of Equity Broadcasting's voting common stock. This investment is accounted for under the cost method.

        In January 2004, the Company, EBC and others agreed to amend EBC's Articles of Incorporation to allow shares of Series A convertible preferred stock of EBC to receive a stock dividend of 7% of the original issue price commencing on the date of the initial issuance, which was June 8, 2001. The dividend is paid in preference to all other junior stock as and when declared or on liquidation, is added to amounts received on redemption and is to be converted on conversion into common stock. Since the Company was not entitled to the dividend prior to January 2004, the Company recorded a stock dividend of $5,094,000 in the first quarter of 2004 based on the Company's initial investment of approximately $26,000,000 made in June 2001. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. The stock dividend income for the nine months ended December 31, 2004 was $6,453,000. The EBC stockholders approved the Articles amendment in July 2004.

        In April 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc. to form a 50/50 joint venture called Spanish Subscription Television LLC, now called TuTV LLC. The joint venture was formed to broadcast Televisa's pay television channels, other than general entertainment channels or novelas, in the United States. The service consists of five channels. In May 2003, TuTV entered into a five-year distribution agreement with EchoStar Communications Corporation for three of the channels. The joint venture is jointly controlled by Televisa and the Company with each agreeing to fund $20,000,000 over the first three years of the venture. During 2004 and 2003, the Company and Televisa each funded the joint venture $1,000,000 and $2,500,000, respectively. In 2004, the Company also reported equity income from unconsolidated subsidiary of $315,000 and the investment had approximately $86,000 of other deductions related to the joint venture.

Variable Interest Entities

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

        Under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of Disa Records, which is a Mexico-based music recording and publishing company, owned 50% by the Company and 50% by the Chavez family, who manage the business. The Company has a call right and the Chavez family has a put right, beginning in June 2006, which requires the Company to purchase the remaining 50% of Disa Records for $75,000,000, subject to certain upward adjustments. As a result of Disa's put right, the Company has the majority of expected losses that could arise from the variability of the fair value of Disa Records. Under the rules governing FIN 46, the Company is considered the primary beneficiary of Disa Records and consequently is required to consolidate it.

        In addition, under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of WLII/WSUR, Inc., a Delaware corporation ("WLII") owned 100% by Raycom Media, Inc ("Raycom"). WLII owns two television stations in Puerto Rico. The Company has a time brokerage agreement and had an option with Raycom that expired on December 31, 2004 to acquire the stations for approximately $190,000,000. The Company exercised its option on December 28, 2004 to acquire WLII. The Company expects to close the transaction, which is subject to FCC approval, in the second quarter of 2005. The funds for the purchase of the stations will come primarily from the Company's cash from operations and its bank credit facility. The Company has issued a non-refundable deposit of $20,000,000 in the form of a standby letter of credit in favor of Raycom that Raycom can draw on if the Company were in material breach of contract under the option agreement. Consequently, the Company has the majority of the risk of losses from any variability of the fair value of WLII. Therefore, the Company was considered the primary beneficiary of WLII and was required to consolidate its financial results.

        The impact of consolidating the assets and liabilities of Disa Records and WLII is not material to the Company's financial position. Disa Records and WLII each accounted for less than 5% of the consolidated assets of the Company at December 31, 2004. Prior periods were not restated upon the adoption of FIN 46. Since the Company adopted FIN 46 on March 31, 2004, the operating results of Disa Records and WLII are included in the operating results of the Company only for the nine months ended December 31, 2004. Disa Records' net revenues and operating income were favorable to the Company's operating results and the Company's net income remained the same, as it would have been under the equity method of accounting that we used before we adopted FIN 46. WLII's net revenues and operating income were also favorable to the Company's operating results, but our net income was not affected since Raycom owns 100% of WLII. The Company will continue to consolidate Disa Records under the guidelines of FIN 46 until the Company exercises its call right or the Chavez family exercises their put right and the Company purchases Disa Records. The Company will continue to consolidate WLII under the guidelines of FIN 46 until the Company completes the acquisition of the Puerto Rico television stations. The Company has made a preliminary allocation of the purchase price to FCC licenses and goodwill based upon a preliminary appraisal of the assets.

        The following represents the income statement and balance sheet information consolidated by the Company for Disa Records and the Puerto Rico stations:

	Nine months ended December 31, 2004
	Combined VIEs	Disa Records	WLII
	(Dollars in thousands)
Net revenues	$97,094	$50,947	$46,147
Direct operating expenses (excluding depreciation and amortization)	50,933	28,261	22,672
Selling, general and administrative expenses (excluding depreciation and amortization)	25,849	12,892	12,957
Depreciation and amortization	9,200	8,001	1,199

Operating income	11,112	1,793	9,319
Noncontrolling interest of variable interest entities	7,311	564	6,747
Other expense / (income)	2,407	(48)	2,455

Income before taxes	1,394	1,277	117
Provision for income taxes	831	714	117

Net income	$563	$563	$—

	At December 31, 2004
	Combined VIEs	Disa Records	WLII
	(Dollars in thousands)
Cash	$25,820	$23,864	$1,956
Trade receivables, net	2,174	2,174	—
Prepaid and other current assets	14,164	11,408	2,756
Property and equipment, net	11,614	1,326	10,288
Intangibles, net	113,745	13,745	100,000
Goodwill, net	178,495	89,135	89,360
Other noncurrent assets	7,204	—	7,204

Total assets	$353,216	$141,652	$211,564

Accrued liabilities	$21,331	$20,576	$755
Other noncurrent liabilities	10,929	—	10,929
Noncontrolling interest of variable interest entities	259,394	59,514	199,880
Total stockholders' equity	61,562	61,562	—

Total liabilities and stockholders' equity	$353,216	$141,652	$211,564

        The Company's consolidated statement of cash flows includes the cash from the variable interest entities in its investing activities. The Company's variable interest entities, which are not owned by the Company, do not guarantee the Company's bank credit agreement or senior notes.

16.    Performance Award and Incentive Plans

        The Company has a 1996 and 2004 Performance Award Plan (the "Plans"). The 2004 Performance Award Plan ("2004 Plan") reserves shares of Class A Common Stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors or Plan Committee (as appointed by the Board). The Company no longer issues new awards under its 1996 Performance Award Plan ("1996 Plan") but the plan continues to have grants outstanding.

        The 2004 Plan was adopted as of May 2004, in part, to increase the maximum number of shares of Class A Common Stock currently available under the 1996 Plan and to give the Company sufficient authority and flexibility to adequately provide for future incentives. A total of 15,936,550 shares of Class A Common Stock were registered under the 2004 Plan, 12,600,000 shares were made available under the 2004 Plan and 3,336,550 shares were made available from the 1996 Plan. The maximum number of shares that may be granted to any individual during any calendar year is 3,000,000. The maximum number of shares that may be granted during any calendar year is 5,000,000 (not including those shares, if any, that have been cancelled during the same year they were granted) unless the Plan Committee gives its unanimous consent. The Plan provides that shares granted come from the Company's authorized but unissued Class A Common Stock and any shares of the Company's Class A Common Stock held as treasury shares. Grants may be in the form of either nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share awards, stock bonuses or cash bonus awards.

        The price of the options granted pursuant to the Plans may not be less than 100% of the fair market value of the shares on the date of grant (110% in the case of an incentive stock option granted to any person owning more than 10% of the Company's total combined voting power). No award will be exercisable after ten years from the date granted. Unless approved by the Plan Committee, no award may vest at a rate greater than 25% per year, other than in the case of awards granted in lieu of cash bonuses, which may vest at the rate of 50% per year.

        Information regarding the Performance Award Plans for 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Number of shares under stock options:
Outstanding at beginning of year	22,110,245	20,197,320	19,464,520
Granted	5,076,871	3,829,000	3,106,200
Exercised	(308,950)	(1,354,425)	(2,055,650)
Canceled	(552,521)	(561,650)	(317,750)

Outstanding at end of year	26,325,645	22,110,245	20,197,320

Available for grant at end of year	11,493,950	3,418,300	6,685,650
Exercisable at end of year	16,400,995	13,648,545	11,971,470
Weighted average exercise price:
Granted	$28.84	$35.53	$27.48
Exercised	$19.53	$17.67	$14.61
Canceled	$36.76	$36.47	$40.10
Outstanding at end of year	$29.69	$29.92	$28.22
Exercisable at end of year	$28.88	$27.69	$24.73
Weighted average fair value of options granted during the period	$14.25	$18.05	$14.03

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$5.75 - $10.00	1,405,000	1.7 Years	$5.77
$10.01 - $20.00	4,122,070	3.5 Years	$16.36
$20.01 - $30.00	7,733,600	9.2 Years	$28.08
$30.01 - $40.00	9,964,175	7.3 Years	$35.49
$40.01 - $50.00	3,048,200	5.0 Years	$43.47
$50.01 - $56.63	52,600	5.3 Years	$53.38

	26,325,645

	Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$5.75 - $10.00	1,405,000	$5.77
$10.01 - $20.00	4,122,070	$16.36
$20.01 - $30.00	1,484,500	$27.35
$30.01 - $40.00	6,491,525	$35.49
$40.01 - $50.00	2,845,300	$43.70
$50.01 - $56.63	52,600	$53.38

	16,400,995

        In connection with the acquisition of HBC on September 22, 2003, the Company assumed outstanding stock options previously issued under the HBC Long-Term Incentive Plan. The assumed stock options and their respective grant price have been converted in accordance with the acquisition agreement. No new awards were granted under this plan upon and following the acquisition. The maximum term of each assumed option is ten years from the original grant date, subject to earlier termination in connection with the recipient's termination of employment with or service to the Company. The assumed options vest in accordance with the HBC Long-Term Incentive Plan and the acquisition agreement.

        Information regarding the HBC Long-Term Incentive Plan for 2004 and the period September 22, 2003 through December 31, 2003 is as follows:

	2004	2003
Number of shares under stock options:
Assumed outstanding at beginning of period	5,137,179	5,242,777
Exercised	(794,929)	(83,798)
Canceled	(53,918)	(21,800)

Outstanding at end of year	4,288,332	5,137,179

Exercisable at end of year	3,817,811	4,465,848
Weighted average exercise price:
Exercised	$23.22	$24.60
Canceled	$31.49	$31.04
Outstanding at end of year	$27.74	$27.08
Exercisable at end of year	$27.31	$26.46
	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$9.67 - $10.00	10,343	1.9 Years	$9.67
$10.01 - $20.00	523,895	2.6 Years	$14.56
$20.01 - $30.00	2,298,310	5.7 Years	$25.27
$30.01 - $40.00	1,349,534	6.7 Years	$35.75
$40.01 - $50.00	101,150	4.8 Years	$45.34
$50.01 - $59.48	5,100	5.1 Years	$59.48

	4,288,332

	Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$9.67 - $10.00	10,343	$9.67
$10.01 - $20.00	523,895	$14.56
$20.01 - $30.00	2,208,635	$25.17
$30.01 - $40.00	968,688	$37.23
$40.01 - $50.00	101,150	$45.34
$50.01 - $59.48	5,100	$59.48

	3,817,811

        During the year ended December 31, 2004, 1,103,879 options were exercised from the Company's option plans for 1,103,879 shares of Class A Common Stock, resulting in increases to common stock of $11,000 and to paid-in-capital of $29,563,000, which included a tax benefit of $5,026,000 associated with the transactions.

17.    Business Segments

        The Company's principal business segment is television, which includes the operations of the Company's Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations and the variable interest entity, WLII. In September 2003, the Company completed its acquisition of HBC, now called Univision Radio. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. Presented below is segment information pertaining to the Company's television, radio, music and Internet businesses.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands
Net revenue:
Television	$1,261,840	$1,098,276	$1,014,223
Radio	328,392	83,595	—
Music	178,560	113,197	64,535
Internet	18,143	15,947	12,535

Consolidated	1,786,935	1,311,015	1,091,293

Direct expenses (excluding depreciation and amortization):
Television	488,446	420,475	421,000
Radio	60,121	15,211	—
Music	102,316	64,497	35,134
Internet	12,574	13,558	15,261

Consolidated	663,457	513,741	471,395

Selling, general and administrative expenses (excluding depreciation and amortization):
Television	311,916	275,622	245,844
Radio	151,690	37,511	—
Music	52,964	39,151	31,482
Internet	12,271	11,390	10,634

Consolidated	528,841	363,674	287,960

Operating income (loss) before depreciation and amortization:
Television	461,478	402,179	347,379
Radio	116,581	30,873	—
Music	23,280	9,549	(2,081)
Internet	(6,702)	(9,001)	(13,360)

Consolidated	594,637	433,600	331,938

Depreciation and amortization:
Television	66,029	64,041	56,743
Radio	16,063	5,594	—
Music	15,443	9,978	17,188
Internet	3,847	5,291	4,887

Consolidated	101,382	84,904	78,818

Operating income (loss):
Television	395,449	338,138	290,636
Radio	100,518	25,279	—
Music	7,837	(429)	(19,269)
Internet	(10,549)	(14,292)	(18,247)

Consolidated	$493,255	$348,696	$253,120

Capital expenditures:
Television	$105,462	$49,728	$87,491
Radio	13,074	2,685	—
Music	681	2,811	3,455
Internet	927	1,059	1,338

Consolidated	$120,144	$56,283	$92,284

	As of December 31,
	2004	2003	2002
Total assets:
Television	$3,552,158	$3,176,858	$3,017,013
Radio	4,291,074	4,103,148	—
Music	374,330	347,963	368,252
Internet	9,564	14,948	17,131

Consolidated	$8,227,126	$7,642,917	$3,402,396

        The Company uses the key indicator of "operating income before depreciation and amortization" primarily to evaluate the Company's operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company's ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company's performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, for the twelve months ended December 31, 2004, 2003 and 2002:

	Twelve Months Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Operating income before depreciation and amortization	$594,637	$433,600	$331,938
Depreciation and amortization	101,382	84,904	78,818

Operating income	493,255	348,696	253,120
Interest expense, net	66,061	71,322	87,233
Loss on extinguishment of debt	467	4,122	—
Amortization of deferred financing costs	3,470	3,832	3,846
Stock dividend	(6,453)	—	—
Equity loss in unconsolidated subsidiaries and other	1,942	10,218	15,907
Gain on change in Entravision ownership interest	—	(1,611)	(1,898)
Noncontrolling interest of variable interest entities	7,311	—	—
Provision for income taxes	164,574	105,386	61,504

Net income	$255,883	$155,427	$86,528

18.    Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(In thousands, except share and per-share data)
2004
Net revenues	$352,884	$495,291	$477,425	$461,335	$1,786,935
Net income	31,553	83,744	73,401	67,185	255,883
Earnings Per Share Available to Common Stockholders
Basic Earnings Per Share	$0.10	$0.26	$0.23	$0.21	$0.79
Diluted Earnings Per Share	$0.09	$0.24	$0.21	$0.19	$0.72
2003
Net revenues	$261,655	$320,187	$321,052	$408,121	$1,311,015
Net income	12,759	41,613	42,202	58,853	155,427
Earnings Per Share Available to Common Stockholders
Basic Earnings Per Share	$0.06	$0.18	$0.18	$0.18	$0.61
Diluted Earnings Per Share	$0.05	$0.16	$0.16	$0.17	$0.55

  Note: Univision Radio was acquired on September 22, 2003 (see "Notes to Consolidated Financial Statements—4. Acquisition of Hispanic Broadcasting Corporation") and the Company began accounting for its variable interest entities on March 31, 2004 (see "Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities").

19.    Subsequent Events

        On February 17, 2005, the Company announced that its Board of Directors approved the repurchase of up to $500,000,000 of its outstanding Class A common stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2005.

QuickLinks

TABLE OF CONTENTS
  FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Major Contractual Obligations As of December 31, 2004
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  ITEM 9A. Controls and Procedures
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules
SIGNATURES
  SCHEDULE II
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FINANCIAL STATEMENT OPINION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OPINION ON INTERNAL CONTROLS Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2004