Form 10-Q
period 2005-03-31
UNIVISION COMMUNICATIONS INC
filed 2005-05-05
CIK 1017008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.

(Exact Name of Registrant as specified in its charter)

Delaware	No. 95-4398884
(State of Incorporation)	(I.R.S. Employer Identification)

Univision Communications Inc.
1999 Avenue of the Stars, Suite 3050
Los Angeles, California  90067
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

YES ☒  NO ☐.

There were 254,599,515 shares of Class A Common Stock, 36,962,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of April 15, 2005.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Financial Introduction

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for December 31, 2004.

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258,899	$189,868
Accounts receivable, net	327,160	331,824
Program rights	29,844	34,434
Prepaid expenses and other	81,834	82,363
Total current assets	697,737	638,489
Property and equipment, net	554,362	551,138
Intangible assets, net	4,279,709	4,283,049
Goodwill	2,199,437	2,199,199
Deferred financing costs, net	9,605	10,433
Program rights	33,947	36,879
Investments in equity method investees	63,862	63,885
Investments in cost method investees	371,493	371,040
Other assets	65,131	73,014
Total assets	$8,275,283	$8,227,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$225,220	$229,493
Income taxes	14,028	2,226
Accrued interest	21,017	23,110
Accrued license fees	15,023	13,623
Program rights obligations	16,352	18,323
Current portion of long-term debt and capital lease obligations	4,693	4,740
Total current liabilities	296,333	291,515
Long-term debt	1,179,132	1,190,374
Capital lease obligations	36,211	37,306
Program rights obligations	28,660	30,881
Deferred tax liabilities	995,783	975,794
Other long-term liabilities	66,676	54,158
Total liabilities	2,602,795	2,580,028
Noncontrolling interest of variable interest entities	253,105	259,394
Stockholders’ equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock, $.01 par value (1,040,000,000 shares authorized; 324,694,083 and 324,349,028 shares issued, including shares in treasury, at March 31, 2005 and December 31, 2004, respectively)	3,247	3,243
Paid-in-capital	4,646,224	4,640,554
Deferred compensation	(1,717)	(1,847)
Retained earnings	813,799	769,321
Accumulated other comprehensive losses	(1,512)	(1,374)
	5,460,041	5,409,897
Less common stock held in treasury (1,701,980 and 1,017,180 shares at March 31, 2005 and December 31, 2004, respectively)	(40,658)	(22,193)
Total stockholders’ equity	5,419,383	5,387,704
Total liabilities and stockholders’ equity	$8,275,283	$8,227,126

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenues:
Television, radio and Internet services	$370,804	$326,486
Music products and publishing	62,215	26,398
Total net revenues	433,019	352,884
Direct operating expenses of television, radio and Internet services	147,270	132,080
Direct operating expenses of music products and publishing	37,614	15,436
Total direct operating expenses (excluding depreciation and amortization)	184,884	147,516
Selling, general and administrative expenses (excluding depreciation and amortization)	131,780	115,231
Depreciation and amortization	23,844	24,686
Operating income	92,511	65,451
Other expenses (income):
Interest expense, net	19,348	15,683
Amortization of deferred financing costs	828	879
Stock dividend	(453)	(5,094)
Equity (income) loss in unconsolidated subsidiaries and other	(11)	1,103
Noncontrolling interest of variable interest entities	(907)	—
Income before taxes	73,706	52,880
Provision for income taxes	29,228	21,327
Net income	44,478	31,553
Other comprehensive (loss) income:
Currency translation adjustment	(138)	(1,201)
Comprehensive income	$44,340	$30,352
Basic Earnings Per Share
Net income per share	$0.14	$0.10
Weighted average common shares outstanding	323,403,395	322,316,219
Diluted Earnings Per Share
Net income per share	$0.13	$0.09
Weighted average common shares outstanding	352,717,341	353,120,883

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Dollars in thousands)
(Unaudited)

	2005	2004
Net income	$44,478	$31,553
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	19,969	20,227
Amortization of intangible assets and deferred financing costs	4,703	5,338
Deferred income taxes	10,808	7,887
Stock dividend	(453)	(5,094)
Noncontrolling interest of variable interest entities	(907)	—
Equity (income) loss in unconsolidated subsidiaries	(1)	1,112
Loss on sale of fixed assets	201	202
Other non-cash items	325	(725)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	5,860	35,508
Program rights	7,522	8,564
Prepaid expenses and other	7,186	7,922
Accounts payable and accrued liabilities	(4,132)	(31,422)
Income taxes	12,999	12,400
Income tax benefit from options exercised	2,964	861
Accrued interest	(2,093)	(3,727)
Accrued license fees	1,400	156
Program rights obligations	(4,192)	(3,396)
Other, net	1,067	(1,959)
Net cash provided by operating activities	107,704	85,407
Cash flow from investing activities:
Acquisitions, net of acquired cash	—	(135,014)
Purchase of Los Angeles building	—	(52,530)
Capital expenditures	(16,796)	(14,837)
Investment in subsidiaries	(3,627)	1,748
Cash of variable interest entities	—	12,196
Other, net	(1,353)	85
Net cash used in investing activities	(21,776)	(188,352)
Cash flow from financing activities:
Proceeds from issuance of long-term debt	—	170,000
Repayment of long-term debt	(1,142)	(76,405)
Purchases of treasury shares	(18,465)	—
Proceeds from issuance of common stock	—	599,426
Repurchase of common stock	—	(599,426)
Exercise of stock options	2,710	3,976
Payment of offering costs	—	(57)
Deferred financing costs	—	(265)
Net cash (used in) provided by financing activities	(16,897)	97,249
Net increase (decrease) in cash	69,031	(5,696)
Cash and cash equivalents beginning of year	189,868	76,677
Cash and cash equivalents end of period	$258,899	$70,981
Supplemental disclosure of cash flow information:
Interest paid	$21,079	$22,291
Income taxes paid	$2,443	$1,786

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

1.   Organization of the Company

Univision Communications Inc., together with the subsidiaries through which its businesses are conducted (the “Company,” “we,” “us” and “our”), the leading Spanish-language media company in the United States, operates in four business segments: television, radio, music and Internet. The Company’s television operations include the Univision and TeleFutura networks, the Company’s owned and operated television stations, Galavisión and the variable interest entity, WLII/WSUR, Inc., a Delaware Corporation (“WLII”). Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its radio network and owned and operated radio stations. The Company’s music operations include the Univision Records label, Fonovisa Records label and the variable interest entity, Disa Records, S.A. de C.V. (“Disa”). Univision Online, Inc. (“Univision Online”) operates the Company’s Internet portal, Univision.com. See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities” for a discussion of the variable interest entities of the television and music businesses.

2.   Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3.   Recent Developments

On February 17, 2005, the Company announced that its Board of Directors approved the repurchase of up to $500,000,000 of its outstanding Class A common stock. The share repurchases have been and will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2005.

4.   Changes in Common Stock and Paid-in-Capital

During the three months ended March 31, 2005, stock options were exercised for 345,055 shares of Class A Common Stock resulting in an increase to Common Stock of $3,451, and an increase to paid-in-capital of $5,670,000, including the tax benefit associated with the exercise of stock options is $2,964,000.

Additionally, the Company repurchased 684,800 shares of Class A Common Stock resulting in an increase in treasury stock of $18,465,570 during the quarter under the share repurchase plan. From April 1 through April 30, 2005, the Company repurchased an additional 2,713,200 shares for $71,179,927, with $410,354,503 remaining under the share repurchase plan.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

5.   Earnings Per Share

The following is the reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended March 31, 2005				Three Months Ended March 31, 2004
(Dollars in thousands except share	Income	Shares		Per Share	Income	Shares		Per Share
and per share data)	(Numerator)	(Denominator)		Amount	(Numerator)	(Denominator)		Amount
Basic Earnings Per Share:
Net income	$44,478	323,403,395		$0.14	$31,553	322,316,219		$0.10
Effect of Dilutive Securities
Warrants	—	27,407,536	(a)		—	27,414,978	(a)
Options	—	1,906,410	(b)		—	3,389,686	(c)
Diluted Earnings Per Share:
Net income	$44,478	352,717,341		$0.13	$31,553	353,120,883		$0.09

(a)           Total warrants to acquire 11,900,000 shares were excluded in 2005 and 2004, since the average market price of the Class A Common Stock for each year presented was lower than the exercise price of the warrants and the inclusion of the potential shares would be antidilutive.

(b)           Total options to acquire 16,813,725 shares granted in December 1999, 2000, 2001, 2003 and 2004 were excluded, since the average market price of the Class A Common Stock during 2005 was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

(c)            Total options to acquire 9,146,375 shares granted in December 1999, 2000, and 2003 were excluded, since the average market price of the Class A Common Stock during 2004 was lower than the exercise price of the options and the inclusion of the potential shares would be antidilutive.

The Company accounts for stock options granted to employees and directors using the intrinsic-value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued with an exercise price equal to fair market value at the date of grant.

The Company elected not to adopt the fair value-based method of accounting for stock-based employee compensation, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” Had the Company adopted the fair value-based method provisions of SFAS No. 123, it would have recorded a non-cash expense for the portion of the estimated fair value of the stock options that the Company has granted to its employees and directors related to the three months ended March 31, 2005.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

5.   Earnings Per Share (Continued)

The table below compares the “as reported” net income and earnings per share to the “pro forma” net income and earnings per share that the Company would have recorded if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS No. 123.

	Three Months Ended March 31,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income—as reported	$44,478	$31,553	$44,478	$31,553
Stock-based compensation expense, net of tax—actual	320	502	320	502
Stock-based employee compensation, net of tax-pro forma	(10,082)	(9,915)	(10,082)	(9,915)
Net income—pro forma	$34,716	$22,140	$34,716	$22,140
Earnings per share—as reported	$0.14	$0.10	$0.13	$0.09
Earnings per share—pro forma	$0.11	$0.07	$0.10	$0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2005 and 2004, respectively: dividend yield of 0%, expected volatility of 46.12% and 47.850%, risk-free interest rate of 3.95% and 2.92% and expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy, which results in higher compensation expense in the early years of the vesting period. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, the estimated fair value of the Company’s employee stock options may be substantially different if a pricing model that factors in the unique characteristics of employee options is utilized.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

6.   Business Segments

The Company’s principal business segment is television, which includes the operations of the Company’s Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations and the variable interest entity, WLII. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. Presented below is segment information pertaining to the Company’s television, radio, music and Internet businesses.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net revenue:
Television	$294,207	$259,306
Radio	71,473	63,265
Music	62,215	26,398
Internet	5,124	3,915
Consolidated	433,019	352,884
Direct expenses (excluding depreciation and amortization):
Television	127,521	113,853
Radio	16,743	14,931
Music	37,614	15,436
Internet	3,006	3,296
Consolidated	184,884	147,516
Selling, general and administrative expenses (excluding depreciation amortization):
Television	80,203	70,398
Radio	35,816	32,521
Music	12,580	9,203
Internet	3,181	3,109
Consolidated	131,780	115,231
Operating income (loss) before depreciation and amortization:
Television	86,483	75,055
Radio	18,914	15,813
Music	12,021	1,759
Internet	(1,063)	(2,490)
Consolidated	116,355	90,137
Depreciation and amortization:
Television	16,335	16,249
Radio	3,185	5,135
Music	3,902	2,274
Internet	422	1,028
Consolidated	23,844	24,686

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

6.   Business Segments (Continued)

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Operating income (loss):
Television	70,148	58,806
Radio	15,729	10,678
Music	8,119	(515)
Internet	(1,485)	(3,518)
Consolidated	$92,511	$65,451
Capital expenditures:
Television	$13,653	$64,523 (a)
Radio	2,285	2,713
Music	108	40
Internet	750	91
Consolidated	$16,796	$67,367

(a)           includes $52,530 for the purchase of the Los Angeles office building

	As of March 31,
	2005	2004
Total assets:
Television	$3,604,457	$3,402,569
Radio	4,277,434	4,204,356
Music	383,592	419,269
Internet	9,800	10,066
Consolidated	$8,275,283	$8,036,260

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

6.   Business Segments (Continued)

Reconciliation of Operating Income before Depreciation and Amortization to Net Income

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Operating income before depreciation and amortization	$116,355	$90,137
Depreciation and amortization	23,844	24,686
Operating income	92,511	65,451
Other expense (income):
Interest expense, net	19,348	15,683
Amortization of deferred financing costs	828	879
Stock dividend	(453)	(5,094)
Equity (income) loss in unconsolidated subsidiaries and other	(11)	1,103
Noncontrolling interest of variable interest entities	(907)	—
Provision for income taxes	29,228	21,327
Net income	$44,478	$31,553

7.   Goodwill and Other Intangible Assets Amortization

Goodwill and other intangibles with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission (“FCC”). Over the last five years, all the television and radio licenses that have been up for renewal have been renewed and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

7.   Goodwill and Other Intangible Assets Amortization (Continued)

future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested annually for impairment, or more frequently if circumstances indicate a possible impairment exists in accordance with paragraph 17 of SFAS No. 142 and the Emerging Issues Task Force published Issue 02-07, “Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets” (“EITF 02-07”).

Goodwill is allocated to various reporting units, which are either the operating segments or one reporting level below the operating segment. For purposes of performing the impairment test of goodwill as required by SFAS No. 142, we have the following reporting units: Television, Radio, Music and Internet. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS No. 142 also requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for broadcast licenses, other indefinite-lived intangible assets and goodwill are determined primarily based on discounted cash flows analyses. The Company has evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2004 and has concluded that it does not have an impairment loss related to these assets. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations and for purposes of impairment testing.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

7.   Goodwill and Other Intangible Assets Amortization (Continued)

Below is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and estimated aggregate amortization expense for the years 2005 through 2010:

	As of March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$12,722	$7,978
Fonovisa contracts, primarily artist contracts	44,580	33,621	10,959
Disa contracts, primarily artist contracts	66,328	54,703	11,625
Advertiser related intangible, primarily advertiser contracts	4,991	4,524	467
Other amortizable intangibles	4,354	1,161	3,193
Total	$140,953	$106,731	$34,222
Intangible Assets Not Being Amortized
Broadcast licenses			$4,227,673
Goodwill			2,199,437
Music trademarks			15,800
Other intangible assets			2,014
Total			6,444,924
TOTAL NET INTANGIBLE ASSETS			$6,479,146

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$12,463	$8,237
Fonovisa contracts, primarily artist contracts	44,580	32,219	12,361
Disa contracts, primarily artist contracts	66,328	52,584	13,744
Advertiser related intangible, primarily advertiser contracts	4,991	4,454	537
Other amortizable intangibles	5,203	1,135	4,068
Total	$141,802	$102,855	$38,947
Intangible Assets Not Being Amortized
Broadcast licenses			$4,226,288
Goodwill			2,199,199
Music trademarks			15,800
Other intangible assets			2,014
Total			6,443,301
TOTAL NET INTANGIBLE ASSETS			$6,482,248

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

7.   Goodwill and Other Intangible Assets Amortization (Continued)

	Segments				Total
	Television	Radio	Music	Internet	Goodwill
	(Dollars in thousands)
Balance as of December 31, 2004	$411,983	$1,524,822	$262,394	—	$2,199,199
Deferred tax liability adjustment	3,338	—	—	—	3,338
Radio appraisal adjustment	—	(4,814)	—	—	(4,814)
Fonovisa goodwill adjustment	—	—	(200)	—	(200)
Purchase consideration for variable interest entity	1,914	—	—	—	1,914
Balance as of March 31, 2005	$417,235	$1,520,008	$262,194	$—	$2,199,437

(Dollars in thousands)
Estimated Current Year Amortization Expense
For the year ended 12/31/05	$13,000
Estimated Amortization Expenses
For the year ended 12/31/06	$7,500
For the year ended 12/31/07	$5,600
For the year ended 12/31/08	$4,100
For the year ended 12/31/09	$2,800
For the year ended 12/31/10	$2,200

8.   New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

8.   New Accounting Pronouncements (Continued)

whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153, will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effect on the Company’s financial position and results of operations will depend on the significance of television and radio station exchange transactions the Company enters into in the future.

9.   Investments and Variable Interest Entities

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all 36,926,623 of its shares of the Entravision Class A and Class C common stock that it previously owned for 369,266 shares of Entravision’s new Series U preferred stock in September 2003. The Series U preferred stock was mandatorily convertible into common stock when and if Entravision created a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock. During the second quarter of 2004, Entravision created such new class of common stock, its new Class U common stock, and the 369,266 shares of Entravision Series U preferred stock held by the Company were converted into 36,926,600 shares of the new Class U common stock effective as of July 1, 2004. Also, as part of the consent decree with the United States Department of Justice, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The Company’s ownership of Entravision on a fully converted basis is approximately 27%, therefore, the Company must sell approximately 16,600,000 of its Class U Common Stock by March 2006.

The fair value of our investment in Entravision common stock was $8.87 per share at March 31, 2005 as compared to our average cost basis of $9.10 per share. This represents a decline from our cost basis of $8,455,000 or approximately 2.5% as of March 31, 2005. The Entravision common stock price has closed below our average cost basis since May 3, 2004. During 2004, the closing price of Entravision stock ranged between $6.85 and $11.50 per share. Since the beginning of 2005, through May 2, 2005, the closing price ranged between $7.44 and $8.97 per share. Based on these and other factors, we performed an analysis to evaluate whether there is an other-than-temporary impairment in our investment. We evaluated both qualitative and quantitative factors including; analysts reports specific to Entravision, industry analyst reports, the announced operating results of Entravision for the year ended December 31, 2004 and the quarter ended March 31, 2005, earnings guidance provided by Entravision, the volatility of the stock price,

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

9.   Investments and Variable Interest Entities (Continued)

the severity of the decline (2.5% at March 31, 2005), our requirement to reduce our ownership in Entravision to 15% by March 2006 and to 10% by March 2009 and the duration of the decline which has been approximately one year. While we cannot determine the cash that will ultimately be realized from our investment in Entravision, based on the factors described above we have concluded that the impairment is temporary. We will continue to monitor the Entravision stock price, its operating results, the performance and outlook for the media sector in general and Entravision in particular and other information available to determine if the value of our investment becomes other than temporarily impaired. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision. Entravision is restricted under its credit agreement from making dividend payments.

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

Under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of Disa Records, which is a Mexico-based music recording and publishing company, owned 50% by the Company and 50% by the Chavez family, who manage the business. The Company has a call right and the Chavez family has a put right, beginning in June 2006, which requires the Company to purchase the remaining 50% of Disa Records for a minimum of $75,000,000, subject to certain upward adjustments. As a result of Disa’s put right, the Company has the majority of expected losses that could arise from the variability of the fair value of Disa Records. Under the rules governing FIN 46, the Company is considered the primary beneficiary of Disa Records and consequently is required to consolidate it.

In addition, under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of WLII owned 100% by Raycom Media, Inc. (“Raycom”). WLII owns two television stations in Puerto Rico. The Company has a time brokerage agreement and on December 28, 2004 exercised its option to acquire WLII for approximately $190,000,000. The Company expects to close the transaction, which is subject to FCC approval, in the second half of 2005. The funds for the purchase of the stations will come primarily from the Company’s cash from operations and its bank credit facility. The Company has issued a non-refundable deposit of $20,000,000 in the form of a standby letter of credit in favor of Raycom that Raycom can draw on if the Company were in material breach of contract under the option agreement. Consequently, the Company has the majority of the risk of losses from any variability of the fair value of WLII. Therefore, the Company is considered the primary beneficiary of WLII and is required to consolidate its financial results.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

9.   Investments and Variable Interest Entities (Continued)

The impact of consolidating the assets and liabilities of Disa Records and WLII is not material to the Company’s financial position. Disa Records and WLII combined accounted for less than 5% of the consolidated assets of the Company at March 31, 2005. Prior periods were not restated upon the adoption of FIN 46. Since the Company adopted FIN 46 on March 31, 2004, the operating results of Disa Records and WLII are not included in the operating results of the Company for the three months ended March 31, 2004. Beginning April 1, 2004, Disa Records’ net revenues and operating income were included in the Company’s operating results and the Company’s net income remained the same as it would have been under the equity method of accounting that we used before we adopted FIN 46. WLII’s net revenues and operating income were also included in the Company’s operating results beginning April 1, 2004, but our net income was not affected since Raycom owns 100% of WLII. The Company will continue to consolidate Disa Records under the guidelines of FIN 46 until the Company exercises its call right or the Chavez family exercises their put right and the Company purchases Disa Records. The Company will continue to consolidate WLII under the guidelines of FIN 46 until the Company completes the acquisition of the Puerto Rico television stations. The Company has made a preliminary allocation of the purchase price to FCC licenses and goodwill based upon a preliminary appraisal of the assets.

The following represents the income statement and balance sheet information consolidated by the Company for Disa Records and the Puerto Rico stations:

	Three months ended March 31, 2005
	Combined VIEs	Disa Records	WLII
	(Dollars in thousands)
Net revenues	$30,737	$20,344	$10,393
Direct operating expenses (excluding depreciation and amortization)	20,323	12,850	7,473
Selling, general and administrative expenses (excluding depreciation and amortization)	6,849	3,717	3,132
Depreciation and amortization	2,649	2,214	435
Operating income (loss)	916	1,563	(647)
Other expense (income)	936	(106)	1,042
Noncontrolling interest of variable interest entities	(907)	782	(1,689)
Income before taxes	887	887	—
Provision for income taxes	105	105	—
Net income	$782	$782	$—

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

9.   Investments and Variable Interest Entities (Continued)

	At March 31, 2005
	Combined VIEs	Disa Records	WLII
	(Dollars in thousands)
Cash and cash equivalents	$25,062	$24,606	$456
Accounts receivable, net	13,599	3,023	10,576
Prepaid expenses and other	14,415	13,427	988
Property and equipment, net	12,109	1,306	10,803
Intangible assets, net	111,625	11,625	100,000
Goodwill	181,620	89,135	92,485
Other assets	4,574	1	4,573
Total assets	$363,004	$143,123	$219,881
Accrued liabilities	$27,870	$27,794	$76
Other long-term liabilities	23,346	—	23,346
Noncontrolling interest of variable interest entities	253,105	56,646	196,459
Total stockholders’ equity	58,683	58,683	—
Total liabilities and stockholders’ equity	$363,004	$143,123	$219,881

	At March 31, 2004
	Combined VIEs	Disa Records	WLII
	(Dollars in thousands)
Cash and cash equivalents	$12,767	$12,080	$687
Accounts receivable, net	18,110	7,029	11,081
Prepaid expenses and other	11,542	10,748	794
Property and equipment, net	11,582	1,287	10,295
Intangible assets, net	121,569	21,569	100,000
Goodwill	177,569	89,135	88,434
Other assets	2,249	1	2,248
Total assets	$355,388	$141,849	$213,539
Accrued liabilities	$18,216	$17,690	$526
Other long-term liabilities	19,880	—	19,880
Noncontrolling interest of variable interest entities	254,179	61,046	193,133
Total stockholders’ equity	63,113	63,113	—
Total liabilities and stockholders’ equity	$355,388	$141,849	$213,539

Part I, Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Univision Communications Inc., together with its wholly owned subsidiaries (the “Company,” “we,” “us” and “our”), operates in four business segments:

•       Television:   The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations and the Galavisión cable television network. For the three months ended March 31, 2005, the television segment accounted for approximately 68% of the Company’s net revenues.

•       Radio:   Univision Radio is the largest Spanish-language radio broadcasting company in the United States. The Company has owned Univision Radio since the Company acquired Hispanic Broadcasting Corporation in September 2003. For the three months ended March 31, 2005, the radio segment accounted for approximately 17% of the Company’s net revenues.

•       Music:   The Company’s music recording and music publishing business, launched in April 2001, includes the Univision Records label, the Fonovisa Records label and Disa Records, which the Company began to consolidate on March 31, 2004. See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.” For the three months ended March 31, 2005, the music segment accounted for approximately 14% of the Company’s net revenues.

•       Internet:   Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the three months ended March 31, 2005, the Internet segment accounted for approximately 1% of the Company’s net revenues.

Television net revenues are generated from the sale of network, national and local spot advertising time, net of agency commissions, music license fees, subscriber fees and station compensation paid to certain affiliates. Univision Radio’s primary source of revenues is the sale of broadcasting time for advertising, with a majority of revenues coming from local advertising and the remainder primarily from national spot and network advertising. The music business derives its revenues from the sale of recorded music and the Internet business from online advertising.

Direct operating expenses consist primarily of programming, news and technical costs. License fees related to our program license agreements (the “Program License Agreements”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”) accounted for approximately 12% in the three months ended March 31, 2005 and approximately 14% in the three months ended March 31, 2004 of our total direct operating and selling, general and administrative expenses.

On February 17, 2005, the Company announced that its Board of Directors approved the repurchase of up to $500,000,000 of its outstanding Class A Common Stock. The share repurchases have been and will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2005. During the three months ended March 31, 2005, the Company repurchased 684,800 shares totaling $18,465,570. From April 1 through April 30, 2005, the Company repurchased an additional 2,713,200 shares for approximately $71,179,927, with $410,354,503 remaining under the share repurchase plan.

As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”). Under the guidelines of FIN 46, the Company began consolidating its investment in Disa Records, S.A. de C.V. (“Disa”) and WLII/WSUR Inc. (“WLII”), which owns two television stations in Puerto Rico, as variable interest entities. Prior periods were not restated upon the adoption of FIN 46. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their statements of operations beginning April 1, 2004. The consolidation of these entities had a positive impact on net revenues and operating income but no impact on net income. See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities” for the impact of the variable interest entities on the Company’s consolidated balance sheet and results of operations.

Critical Accounting Policies

Program Costs for Television Broadcast

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

Revenue Recognition

Net revenues are comprised of gross revenues from the Company’s television and radio broadcast, cable, music and Internet businesses, including subscriber fees, a network service fee payable to the Company by the affiliated stations, less agency commissions, music license fees paid by television and compensation costs paid to certain affiliated stations. The Company’s television and radio gross revenues are recognized when advertising spots are aired. The music business, which includes Univision Music Group and Disa, recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as “impressions” are delivered and sponsorship revenues are recognized ratably over their contract period. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s online properties. Revenues are recognized when collection of the resulting receivable is reasonably assured.

Accounting for Intangibles and Impairment

Goodwill and other intangibles with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission (“FCC”). Over the last five years, all television and radio licenses that have been up for renewal have been renewed and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested annually for impairment, or more frequently if circumstances indicate a possible impairment exists in accordance with paragraph 17 of Statement of Financial Accounting Standards (“SFAS”) No.142 and the Emerging Issues Task Force published Issue 02-07, “Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets” (“EITF 02-07”).

Goodwill is allocated to various reporting units, which are either the operating segments or one reporting level below the operating segment. For purposes of performing the impairment test of goodwill as required by SFAS No. 142, we established the following reporting units: Television, Radio, Music and Internet. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS No. 142 also requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for broadcast licenses, other indefinite-lived intangible assets and goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2004, and concluded that it does not have an impairment loss related to these assets. In the future, the Company may incur impairment charges under SFAS No. 142 if market values decline and the Company does not achieve expected cash flow growth rates.

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

Stock-based Compensation

In October 1996, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the date of the grant with the resulting costs charged to operations. We have elected to continue to account for employee stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB Opinion”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financials statements based on their fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153, will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effect on the Company’s financial position and results of operations will primarily depend on the significance of television and radio station exchange transactions the Company enters into in the future.

Overview

In comparing our results of operations for the three months ended 2005 with those of 2004, the following should be noted:

•       Under the guidelines of FIN 46, the Company began consolidating its investment in Disa and WLII, which owns two television stations in Puerto Rico, as variable interest entities as of March 31, 2004. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their results of operations beginning April 1, 2004. The impact of the variable interest entities on the results of operations of the Company is explained below for the three months ended March 31, 2005. Also see “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.”

•       In the first quarter 2004, the Company recorded stock dividend income of $4,641,000 ($4,100,000 net of tax) related to the periods June 8, 2001 to December 31, 2003 in connection with its investment in Equity Broadcasting Corporation.

Three Months Ended March 31, 2005 (“2005”), Compared to Three Months Ended March 31, 2004 (“2004”)

Revenues.   Net revenues were $433,019,000 in 2005 compared to $352,884,000 in 2004, an increase of $80,135,000 or 22.7%. Existing operations accounted for 14.0% of the increase, while 8.7% was attributable to the variable interest entities that began to be consolidated by the Company on March 31,

2004. The Company’s television segment revenues were $294,207,000 in 2005 compared to $259,306,000 in 2004, an increase of $34,901,000 or 13.5%. The growth was primarily attributable to the Company’s three television networks, resulting primarily from increased viewership and higher rates for advertising spots. The owned-and-operated stations also had increased revenues attributable primarily to the Los Angeles, Houston, Miami, Atlanta and Dallas markets, with increases at all other markets, except for the New York market. The variable interest entity, WLII, added $10,393,000, or 3.5% to the net revenues of the television segment. The Company’s radio segment had revenues of $71,473,000 in 2005 compared to $63,265,000 in 2004, an increase of $8,208,000 or 13%. The growth was attributable primarily to radio network advertising and the stations in the San Francisco, Chicago, Miami, Houston and Los Angeles markets. The Company’s music segment generated revenues of $62,215,000 in 2005 compared to $26,398,000 in 2004, an increase of $35,817,000 or 135.7%. The variable interest entity, Disa, added $20,344,000, or 32.7%, to the net revenues of the music segment. The remainder of the increase is due primarily to the success of several album releases in 2005. The Company’s Internet segment had revenues of $5,124,000 in 2005 compared to $3,915,000 in 2004, an increase of $1,209,000 or 30.9%, primarily related to an increase in advertisers.

Expenses.   Direct operating expenses increased to $184,884,000 in 2005 from $147,516,000 in 2004, an increase of $37,368,000 or 25.3%. Existing operations accounted for 11.5% of the increase, while 13.8% was attributable to the variable interest entities. The Company’s television segment direct operating expenses were $127,521,000 in 2005 compared to $113,853,000 in 2004, an increase of $13,668,000 or 12%. The increase is due to increased programming costs of $2,035,000, increased license fee expense of $1,101,000 paid under our Program License Agreements, increased news and technical costs of $3,059,000 and variable interest entity costs related to WLII of $7,473,000. The Company’s radio segment had direct operating expenses of $16,743,000 in 2005 compared to $14,931,000 in 2004, an increase of $1,812,000 or 12.1%. The increase is due to increased programming costs of $1,472,000 and technical cost of $340,000. The Company’s music segment’s direct operating expenses were $37,614,000 in 2005 compared to $15,436,000 in 2004, an increase of $22,178,000. The music segment’s variable interest entity cost related to Disa was $12,850,000 and the remainder of the increase was attributable to increased production costs resulting from higher sales. The Company’s Internet segment had direct operating expenses of $3,006,000 in 2005 compared to $3,296,000 in 2004, an improvement of $290,000 or 8.8%. As a percentage of net revenues, the Company’s direct operating expenses increased from 41.8% in 2004 to 42.7% in 2005.

Selling, general and administrative expenses increased to $131,780,000 in 2005 from $115,231,000 in 2004, an increase of $16,549,000 or 14.4%. Existing operations accounted for 8.5% of the increase, while 5.9% was attributable to the variable interest entities. The Company’s television segment selling, general and administrative expenses were $80,203,000 in 2005 compared to $70,398,000 in 2004, an increase of $9,805,000 or 13.9%. The increase is due to increased selling costs of $5,477,000 reflecting higher sales in 2005, increased compensation costs of $4,784,000 and variable interest entity costs related to WLII of $3,132,000 offset by a decrease in bad debt expense of $902,000, legal fees of $854,000, research costs of $248,000 and other savings of $1,584,000. The Company’s radio segment had selling, general and administrative expenses of $35,816,000 in 2005 compared to $32,521,000 in 2004, an increase of $3,295,000 or 10.1%. The increase is due in part to increased selling costs of $1,868,000 reflecting higher sales in 2005, increased compensation costs of $834,000 and increased promotion costs of $736,000 offset in part by a decrease in legal fees of $464,000. The Company’s music segment had selling, general and administrative expenses of $12,580,000 in 2005 compared to $9,203,000 in 2004, an increase of $3,377,000. The increase is due to variable interest entity costs related to Disa of $3,717,000 offset by savings of $340,000. The Company’s Internet segment had selling, general and administrative expenses of $3,181,000 in 2005 compared to $3,109,000 in 2004, an increase of $72,000. As a percentage of net revenues, the Company’s selling, general and administrative expenses decreased from 32.7% in 2004 to 30.4% in 2005.

Depreciation and Amortization.   Depreciation and amortization decreased to $23,844,000 in 2005 from $24,686,000 in 2004, a decrease of $842,000 or 3.4%. Existing operations accounted for a decrease of 14.1%, while the variable interest entities accounted for an increase of 10.7%. The Company’s depreciation expense decreased to $19,969,000 in 2005 from $20,227,000 in 2004, a decrease of $258,000 primarily related to the disposal of certain assets. The variable interest entities accounted for an increase of $530,000 in depreciation expense. The Company had amortization of intangible assets of $3,875,000 and $4,459,000 in 2005 and 2004, respectively, a decrease of $584,000, which is due primarily to elimination of amortization of radio intangible assets related to advertising contracts of $1,575,000, a reduction of intangible assets being amortized, primarily artist contracts, acquired as a result of our acquisition of Fonovisa in April 2002 of $552,000 and other reductions of $576,000, offset in part by an increase of $2,119,000 related to the variable interest entities. Depreciation and amortization expense for the television segment increased by $86,000 to $16,335,000 in 2005 from $16,249,000 in 2004 due to depreciation and amortization related to the television variable interest entity, WLII, of $435,000 offset by a decrease of $349,000 due primarily related to lower depreciation expense. Depreciation and amortization expense for the radio segment decreased by $1,950,000 to $3,185,000 in 2005 from $5,135,000 in 2004, due to a decrease in amortization of intangibles of $2,096,000 resulting primarily from the elimination of radio intangible assets related to advertising contracts, offset by an increase in depreciation expense of $146,000. Advertiser contracts were being amortized over a nine-month period that expired in June 2004. Depreciation and amortization expense for the music segment increased by $1,628,000 to $3,902,000 in 2005 from $2,274,000 in 2004. The music variable interest entity, Disa, accounted for $2,214,000 of the increase, which was offset by decrease of $586,000 primarily related to the reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years, but most will be amortized by the end of 2005. Depreciation and amortization expense for the Internet segment decreased by $606,000 to $422,000 in 2005 from $1,028,000 in 2004, primarily related to a decrease in depreciation expense related to the disposal of certain assets.

Operating Income.   As a result of the above factors, operating income increased to $92,511,000 in 2005 from $65,451,000 in 2004, an increase of $27,060,000 or 41.3%. Existing operations accounted for 39.9%, while 1.4% was attributable to the variable interest entities. The Company’s television segment had operating income of $70,148,000 in 2005 and $58,806,000 in 2004, an increase of $11,342,000. The television variable interest entity, WLII, had an operating loss of $647,000. The Company’s radio segment had operating income of $15,729,000 in 2005 compared to $10,678,000 in 2004, an increase of $5,051,000. The Company’s music segment had operating income of $8,119,000 in 2005 and an operating loss of $515,000 in 2004, an improvement of $8,634,000. Operating income related to the music variable interest entity, Disa, was $1,563,000. The Company’s Internet segment had an operating loss of $1,485,000 in 2005 and $3,518,000 in 2004, an improvement of $2,033,000. The Company’s Internet segment is expected to generate an operating loss in 2005. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, the Company’s operating income increased from 18.5% in 2004 to 21.4% in 2005.

Interest Expense, net.   Interest expense increased to $19,348,000 in 2005 from $15,683,000 in 2004, an increase of $3,665,000 or 23.4%. The increase is due primarily to higher interest rates. See “Liquidity and Capital Resources—Debt Instruments.”

Stock dividend.   Equity Broadcasting Corporation stock dividend income decreased to $453,000 in 2005 from $5,094,000 in 2004, a decrease of $4,641,000. This decrease is related to stock dividend income of $4,641,000 ($4,100,000 net of tax) recorded in the first quarter 2004 for the periods June 8, 2001 to December 31, 2003 based on the Company’s initial investment in Equity Broadcasting Corporation of approximately $26,000,000 made in June 2001. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008.

Noncontrolling interest of variable interest entities.   Under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family, and WLII, which is owned 100% by Raycom, see “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.” Consequently, the Company recorded a noncontrolling interest income of $907,000 in 2005, which consists of a charge of $782,000 related to the Chavez family’s 50% ownership of Disa and income of $1,689,000 related to Raycom’s 100% ownership of WLII. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. The use of the equity method of accounting prior to March 31, 2004 and the consolidation of Disa since April 1, 2004 have the same effect on the Company’s net income. WLII’s net income has no impact on our net income since Raycom owns 100% of WLII.

Equity (Income) Loss in Unconsolidated Subsidiaries and Other.   Equity (income) loss in unconsolidated subsidiaries and other improved by $1,114,000 to income of $11,000 in 2005 from a loss of $1,103,000 in 2004, due primarily to lower losses on equity method investments of $570,000. In addition, under the guidelines of FIN 46, the Company began consolidating the VIE, Disa, as of March 31, 2004, which had been previously reported under the equity method. As a result, the Company had a decrease of $543,000 in equity loss in unconsolidated subsidiaries in 2005 when compared to 2004 which is now consolidated.

Provision for Income Taxes.   In 2005, the Company reported an income tax provision of $29,228,000, representing $18,420,000 of current tax expense and $10,808,000 of deferred tax expense. In 2004, the Company reported an income tax provision of $21,327,000, representing $13,437,000 of current tax expense and $7,890,000 of deferred tax expense. The total effective tax rate was 39.7% in 2005 and 40.3% in 2004. The Company’s effective tax rate of 39.7% for 2005 is lower than the 40.3% for 2004 since the Company’s relatively fixed permanent non-deductible tax differences have a lesser effect as financial statement pre-tax income increases.

Net Income.   As a result of the above factors, the Company reported net income in 2005 of $44,478,000 compared to net income of $31,553,000 in 2004, an increase of $12,925,000 or 41%. Following the adoption of FIN 46 on March 31, 2004, the Company’s inclusion of the variable interest entities, Disa and WLII, in the Company’s results of operations did not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company’s net income. WLII’s net income had no impact on our net income since Raycom owns 100% of WLII. As a percentage of net revenues, the Company’s net income increased from 8.9% in 2004 to 10.3% in 2005.

Operating Income before Depreciation and Amortization.   Operating income before depreciation and amortization increased to $116,355,000 in 2005 from $90,137,000 in 2004, an increase of $26,218,000 or 29.1%. Existing operations accounted for 25.1% of the increase, while 4% was attributable to the variable interest entities. As a percentage of net revenues, the Company’s operating income before depreciation and amortization increased from 25.5% in 2004 to 26.9% in 2005.

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
	(unaudited)	(unaudited)
Operating income before depreciation and amortization	$116,355	$90,137
Depreciation and amortization	23,844	24,686
Operating income	92,511	65,451
Other expense (income):
Interest expense, net	19,348	15,683
Amortization of deferred financing costs	828	879
Stock dividend	(453)	(5,094)
Equity (income) loss in unconsolidated subsidiaries and other	(11)	1,103
Noncontrolling interest of variable interest entities	(907)	—
Provision for income taxes	29,228	21,327
Net income	$44,478	$31,553

	Three Months Ended March 31, 2005
(Dollars in thousands)	Consolidated		Television		Radio	Music		Internet
Operating income (loss) before depreciation and amortization	$116,355	(a)	$86,483	(a)	$18,914	$12,021	(a)	$(1,063)
Depreciation and amortization	23,844		16,335		3,185	3,902		422
Operating income (loss)	$92,511		$70,148		$15,729	$8,119		$(1,485)

(a)           Consolidated VIE operating income before depreciation and amortization totaled $3,565,000, the television and music VIEs contributed a loss of $212,000 and income of $3,777,000 to the total, respectively. Since the Company began consolidating the VIEs on March 31, 2004, the operating income for the three months ended March 31, 2004 reported below does not include the results of operations of the VIEs.

	Three Months Ended March 31, 2004
	Consolidated	Television	Radio	Music	Internet
Operating income (loss) before depreciation and amortization	$90,137	$75,055	$15,813	$1,759	$(2,490)
Depreciation and amortization	24,686	16,249	5,135	2,274	1,028
Operating income (loss)	$65,451	$58,806	$10,678	$(515)	$(3,518)

Liquidity and Capital Resources

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service, capital expenditures and operations historically have been, and we expect will continue to be provided by, funds from operations and by borrowings.

Cash and cash equivalents were $258,899,000 at March 31, 2005, and $189,868,000 at December 31, 2004. The increase of $69,031,000 was attributable to net cash provided from operating activities of $107,704,000 offset by capital expenditures of $16,796,000, purchases of treasury shares of $18,465,000 and other uses of funds of $3,412,000. Cash and cash equivalents related to the variable interest entities were $25,062,000 at March 31, 2005, and $25,820,000 at December 31, 2004.

Cash and cash equivalents were $70,981,000 at March 31, 2004, and $76,677,000 at December 31, 2003. The decrease of $5,696,000 was attributable to capital expenditures of $67,367,000, which includes the purchase of the Los Angeles office building for $52,530,000, station acquisitions of $135,014,000 offset by net cash provided from operating activities of $85,407,000, net borrowings of $93,595,000, cash from the variable interest entities of $12,196,000 resulting from the adoption of FIN 46 on March 31, 2004 (See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.”) and other uses of funds of $5,487,000. Cash and cash equivalents related to the variable interest entities were $12,196,000 at March 31, 2004.

Capital Expenditures

Capital expenditures totaled $16,796,000 for the three months ended March 31, 2005. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. In 2005, the Company plans on spending a total of approximately $160,000,000, which consists of $59,000,000 for station facilities in Houston, Miami and Puerto Rico; $18,000,000 for Univision Network upgrades and facilities expansion; $20,000,000 primarily for radio station facility upgrades; $13,000,000 for TeleFutura Network upgrades and facilities expansion; and approximately $50,000,000 primarily for normal capital improvements.

Stock Purchase Plan

On February 17, 2005, the Company announced that its Board of Directors approved the repurchase of up to $500,000,000 of its outstanding Class A Common Stock. The share repurchases have been and will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2005. During the three months ended March 31, 2005, the Company purchased 684,800 shares of its Class A Common Stock totaling $18,465,570. From April 1 through April 30, 2005, the Company repurchased an additional 2,713,200 shares for approximately $71,179,927, with $410,354,503 remaining under the share repurchase plan.

Debt Instruments

The Company’s 7.85% senior notes due 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year. On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. These senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. As part of the $700,000,000 note transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At March 31, 2005, the Company had a swap liability with a fair value of $16,251,000 reported in other long-term liabilities related to this transaction. The $700,000,000 senior notes are carried at fair value at March 31, 2005. The 7.85% senior notes due 2011 with a face value of $500,000,000 and book value of $496,674,000 have a fair value of approximately $574,000,000 at March 31, 2005.

The Company’s senior notes are the Company’s senior unsecured obligations, are equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, are senior in right of payment to any of the Company’s future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company’s guarantors. The Company has the option to redeem all or a portion of the senior notes at any time at the redemption prices set forth in the note indenture. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the senior notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

At March 31, 2005, the Company had a $500,000,000 revolving credit facility with a syndicate of commercial lenders that will mature on July 18, 2006. At March 31, 2005, the Company had no bank borrowings outstanding under its revolving credit facility. The Company has approximately $62,000,000 of letters of credit outstanding under the credit facility, which primarily includes $20,000,000 that can be drawn upon under certain circumstances if the Company does not complete the acquisition of two Puerto Rico television stations and $33,000,000 related to the FIFA World Cup Agreement.

Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 1.00% as of March 31, 2005. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the three months ended March 31, 2005, the Company’s effective interest rate, excluding deferred financing costs, on its bank debt and senior notes was approximately 5.7%.

The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its Program License Agreements in a manner the lenders determine is materially adverse to the Company. At March 31, 2005, the Company was in compliance with its financial covenants.

The subsidiaries that guarantee the Company’s obligations under its credit agreement also guarantee the senior notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The Company’s variable interest entities, which are not wholly-owned by the Company, do not guarantee the Company’s bank credit agreement or senior notes. The guarantees of the obligations under the revolving credit facility and the senior notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor’s Rating Services and Baa2 or better by Moody’s Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor’s or Baa3 by Moody’s. The Company’s senior unsecured debt is currently rated BBB- by Standard & Poor’s Rating Services and Baa2 by Moody’s Investor Service, Inc.

Acquisitions

The Company had no station acquisitions during the three months ended March 31, 2005. In 2004, the Company acquired the assets of radio stations in Long Island, New York and Fresno, California for an aggregate amount of approximately $68,000,000 and the assets of a television station in Sacramento, California for approximately $65,000,000. The Company paid for the acquisitions primarily from its revolving credit facility and cash on hand.

The Company expects to explore acquisition opportunities to complement and capitalize on our existing business and management. The purchase price for any future acquisitions may be paid with (a) cash derived from operating cash flow, (b) proceeds available under bank facilities, (c) proceeds from future debt or equity offerings, or (d) any combination thereof.

Contractual Obligations & Other Pending Transactions

On December 28, 2004, the Company exercised its option to acquire two television stations (“WLII”) in Puerto Rico for approximately $190,000,000. The Company is currently operating the stations under a time brokerage agreement. The Company expects to close the transaction, which is subject to customary conditions, including regulatory approvals, in the second half of 2005. The funds will come primarily from the Company’s cash from operations and its revolving credit facility. On December 23, 2003, the Company entered into a 40-year lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the second half of 2006. The sum of the lease payments will be approximately $67,100,000 over 40 years. The lease has been capitalized by the Company at an estimated fair value of $17,300,000. Additionally, when the Company acquires the Puerto Rico stations, it will be required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options will be exercisable at a price equal to the pro rata portion of the Company’s purchase price for the stations (including costs) during a period of 90 days from the closing of the Company’s acquisition of the stations. The Company has issued a non-refundable deposit of $20,000,000 in the form of a standby letter of credit in favor of Raycom that Raycom can draw on if the Company were in material breach of contract under the option agreement. The funds for the purchase of the stations will come primarily from the Company’s cash from operations and its bank credit facility.

In June 2001, the Company acquired a 50% interest in Disa. The Company has a call right and the Chavez family, who own the other 50% interest in Disa, has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

In January 2004, the Company amended its employment arrangement with José Behar, President and Chief Executive Officer of Univision Music Group, and assigned the employment agreement to Univision Music LLC, and as a result has amended the operating agreement of Univision Music LLC. Under the terms of the amended operating agreement, in 2006, Diara Inc., which is wholly-owned by José Behar, has a put right and the Company has a call right that would require the Company to purchase a portion of Diara’s interest in Univision Music LLC. At March 31, 2005, the Company has accrued $6,400,000 for the 2006 purchase of a portion of Diara’s interest in Univision Music LLC. In 2009, Diara has a put right and the Company has a call right that would require the Company to purchase the remainder of Diara’s interest in Univision Music LLC.

In August 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 are due over the term of the agreement with the remaining payments as of March 31, 2005 due as follows:

30 days before start of 2006 World Cup	$33,000,000
45 days after last day of 2006 World Cup	33,000,000
$66,000,000

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

The funds for any payments discussed above are expected to come from cash from operations and/or borrowings from the Company’s bank credit facility.

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all 36,926,623 of its shares of the Entravision Class A and Class C common stock that it previously owned for 369,266 shares of Entravision’s new Series U preferred stock in September 2003. The Series U preferred stock was mandatorily convertible into common stock when and if Entravision created a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock. During the second quarter of 2004, Entravision created such new class of common stock, its new Class U common stock, and the 369,266 shares of Entravision Series U preferred stock held by the Company were converted into 36,926,600 shares of the new Class U common stock effective as of July 1, 2004. Also, as part of the consent decree with the United States Department of Justice, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The Company’s ownership of Entravision on a fully converted basis is approximately 27%, therefore, the Company must sell approximately 16,600,000 of its Class U Common Stock by March 2006.

The fair value of our investment in Entravision common stock was $8.87 per share at March 31, 2005 as compared to our average cost basis of $9.10 per share. This represents a decline from our cost basis of $8,455,000 or approximately 2.5% as of March 31, 2005. The Entravision common stock price has closed below our average cost basis since May 3, 2004. During 2004, the closing price of Entravision stock ranged between $6.85 and $11.50 per share. During 2005, through May 2, 2005, the closing price ranged between $7.44 and $8.97 per share. Based on these and other factors, we performed an analysis to evaluate whether there is an other-than-temporary impairment in our investment. We evaluated both qualitative and quantitative factors including; analysts reports specific to Entravision, industry analyst reports, the announced operating results of Entravision for the year ended December 31, 2004 and the quarter ended March 31, 2005, earnings guidance provided by Entravision, the volatility of the stock price, the severity of the decline (2.5% at March 31, 2005), our requirement to reduce our ownership in Entravision to 15% by March 2006 and to 10% by March 2009 and the duration of the decline which has been approximately one year. While we cannot determine the cash that will ultimately be realized from our investment in Entravision, based on the factors described above we have concluded that the impairment is temporary. We will continue to monitor the Entravision stock price, its operating results, the performance and outlook for the media sector in general and Entravision in particular and other information available to determine if the value of our investment becomes other than temporarily impaired. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision. Entravision is restricted under its credit agreement from making dividend payments.

Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations listed below, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank credit facility, will be adequate to meet liquidity needs in the near and foreseeable future.

Below is a summary of the Company’s major contractual payment obligations as of March 31, 2005:

Major Contractual Obligations
As of March 31, 2005

	Payments Due By Period
$ in thousands	2005	2006	2007	2008	2009	Thereafter	TOTAL
Senior notes principal	$—	$250,000	$200,000	$250,000	$—	$500,000	$1,200,000
Senior notes interest-fixed	19,625	39,250	39,250	39,250	39,250	78,500	255,125
Senior notes interest-variable(a)	22,815	22,815	14,946	8,331	—	—	68,907
Operating leases	25,559	32,001	29,291	27,289	24,550	138,808	277,498
Capital leases(b)	5,760	7,460	7,260	7,260	7,260	44,283	79,283
Puerto Rico building lease	—	756	1,296	1,296	1,296	62,456	67,100
Spanish programming(c)	39,527	110,855	27,049	14,988	12,511	10,208	215,138
English programming(d)	2,438	3,056	1,662	1,396	1,574	—	10,126
Nielsen	15,171	15,366	403	—	—	—	30,940
Acquisitions(e)	205,038	—	—	—	—	—	205,038
Music License Fees	11,148	15,421	11,098	7,848	4,647	—	50,162
	$347,081	$496,980	$332,255	$357,658	$91,088	$834,255	$2,459,317

(a)    Interest expense is based on the LIBOR rate at March 31, 2005.

(b)   Amounts include a transponder agreement that will be capitalized by the Company in the first quarter 2006, totaling $23,400,000.

(c)    Amounts exclude the license fees that will be paid in accordance with the Program License Agreement, which is based on 15% of Combined Net Time Sales.

(d)   Programming costs relates to the USA Broadcasting acquisition in 2001.

(e)    Includes the acquisition of WLII in Puerto Rico for approximately $190,000,000. The Company expects to close on the transaction in the second half of 2005.

Below are items not included in the summary table above:

The Company has a contractual obligation to fund its TuTV joint venture up to $20,000,000 through March 31, 2006. As of March 31, 2005, the Company has funded $3,500,000 and does not anticipate any additional funding for this joint venture.

The Company, which owns 50% of Disa, has a call right and the Chavez family, who owns the other 50% interest in Disa, has a put right starting in June 2006, that will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments. This amount is not reflected in the table above since the Company is not obligated to exercise its call right and the Chavez Family is not obligated to exercise its put right to purchase the remaining 50% interest in Disa.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, cancellation or reductions in advertising; failure of our new or existing businesses to produce projected revenues or cash flow; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the FCC; a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; unanticipated interruption in our broadcasting for any reason, including acts of terrorism; write downs of the carrying value of assets due to an impairment in our investment in cost method investees; and a failure to achieve profitability, growth or anticipated cash flows from acquisitions. Actual results may differ materially due to these risks and uncertainties and those described in the Company’s filings with the Securities and Exchange Commission.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company’s overall interest rate exposure on its fixed-to-float interest rate swap on its senior notes of $700,000,000 at March 31, 2005, a change of 10% in interest rates would have an impact of approximately $2,300,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company’s 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. We received net proceeds of $694,526,000 from the issuance of these senior notes, which pay simple interest on April 15 and October 15 of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At March 31, 2005, the Company had a swap liability of $16,251,000 reported in other long-term liabilities related to this transaction.

Under the interest rate swap contract, the Company agreed to receive a fixed rate payment for a floating rate payment. Since the fair value hedge is perfectly effective under the guidelines of Financial Accounting Standards Board No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the changes in the fair value of interest rate swap are expected to perfectly offset the changes in the fair value of the senior notes. On a quarterly basis, the Company adjusts the carrying amount of the swap to its fair value and adjusts the carrying amount of the senior notes by the same amount to reflect the change in its fair value attributable to the hedged risk. There is no hedge ineffectiveness to be recorded to earnings. The Company monitors the credit ratings of the counter party and obtains fair value swap valuations from the counter parties and third parties on a quarterly basis.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of March 31, 2005, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. To further enhance our internal controls, Peter H. Lori was appointed Corporate Controller and Chief Accounting Officer of the Company, effective April 1, 2005.

Part II

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

A summary of the Company’s purchases of its Class A Common Stock during the three months ended March 31, 2005 under its $500,000,000 stock repurchase plan authorized by its Board of Directors and announced on February 17, 2005 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2005	—	—	—
February 1 - 28, 2005	—	—	—
March 1 - 31, 2005	684,800	$26.94	684,800
Total	684,800	$26.94	684,800	$481,534,430

The share repurchase plan will expire on December 31, 2005.

Item 6. Exhibits

Exhibit Number	Description
2.1(10)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
3.1(9)	Restated Certificate of Incorporation of the Company
3.2(12)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3(8)	Amended and Restated Bylaws of the Company
4.1(2)	Form of specimen stock certificate
4.2(7)	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee
4.3(7)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee
4.4(13)	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011
4.5(14)	Form of Officer’s Certificate for the Company’s 2006, 2007, and 2008 Senior Notes
4.6(14)	Form of Supplemental Indenture for the Company’s Senior Notes Due 2006, 2007, and 2008
4.7(14)	Form of 2.875% Senior Notes Due 2006
4.8(14)	Form of Guarantee to Senior Notes Due 2006
4.9(14)	Form of 3.500% Senior Notes Due 2007
4.10(14)	Form of Guarantee to Senior Notes Due 2007
4.11(14)	Form of 3.875% Senior Notes Due 2008
4.12(14)	Form of Guarantee to Senior Notes Due 2008
10.1(16)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2.1(2)	Registration Rights Agreement dated as of October 2, 1996

10.2.2(11)	Registration Rights Agreement dated September 22, 2003 by and between the Company and members of the Tichenor family
10.3.1(4)	1996 Performance Award Plan
10.3.2(17)	2004 Performance Award Plan
10.4.1(8)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2(8)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5(2)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.6(8)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1(2)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2(8)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3(8)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.4(8)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.5(8)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.6(12)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002
10.8(6)

Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent

10.9(8)

Subsidiary Guaranty dated as of July 18, 2001 made by the Univision guarantors to the Credit Agreement dated as of July 18, 2001 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Chase Manhattan Bank, as Administrative Agent, and BNP Paribas, as Documentation Agent

10.10(11)	Voting Agreement dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.11.1(18)	Employment Agreement dated as of March 22, 2004, between Univision Management Company Inc. and Jeffrey T. Hinson
10.11.2(20)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Jeffrey T. Hinson
10.12.1(1)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.12.2(16)	Amendment to Employment Agreement effective as of January 1, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.12.3(20)	Amendment to Employment Agreement effective as of December 31, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.1(8)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson

10.13.2(19)	Amendment to Employment Agreement effective as of July 1, 2004 between Univision Management Company and Andrew Hobson
10.13.3(20)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Andrew Hobson
10.14.1(5)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.14.2(16)	Amendment to Employment Agreement effective as of January 1, 2004 between Univision Management Company and C. Douglas Kranwinkle
10.14.3(20)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and C. Douglas Kranwinkle
10.15(11)	Employment Agreement, dated as of June 11, 2002, by and among Univision Communications Inc. and McHenry Tichenor, Jr.
10.16.1(20)	Employment Agreement dated as of July 1, 2004 between the Univision Communications Inc. and Robert V. Cahill
10.16.2(20)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Robert V. Cahill
10.17(3)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.1(8)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.2(8)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.3(8)	Second Amendment dated January 28, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.4(8)	Third Amendment dated February 27, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.5(8)	Fourth Amendment dated March 7, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.19(15)	Stock Purchase Agreement dated January 7, 2004, by and between Univision Communications Inc. and Clear Channel Investments, Inc.
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)          Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-1 (File No. 333-6309)

(2)          Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 1996

(3)          Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 1999

(4)          Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated March 30, 2000

(5)          Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2000

(6)          Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10Q for the period ended June 30, 2001

(7)          Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-4 (File No. 333-71426-01)

(8)          Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2001

(9)          Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated April 8, 2002

(10)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed June 13, 2002

(11)   Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 filed on August 30, 2002 (File No. 333-99037)

(12)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2002

(13)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed October 7, 2003

(14)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed October 15, 2003

(15)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed January 12, 2004

(16)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2003

(17)   Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement on March 19, 2004

(18)   Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2004

(19)   Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10Q for the period ended June 30, 2004

(20)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2004

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC.
(Registrant)
May 4, 2005	By	/s/ PETER H. LORI
Peter H. Lori
Corporate Controller and Chief Accounting Officer