Form 10-Q
period 2005-06-30
UNIVISION COMMUNICATIONS INC
filed 2005-08-09
CIK 1017008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.

(Exact Name of Registrant as specified in its charter)

Delaware	No. 95-4398884
(State of Incorporation)	(I.R.S. Employer Identification)
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

YES  ☒   NO  ☐.

There were 246,952,103 shares of Class A Common Stock, 36,962,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of July 15, 2005.

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

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,634	$189,868
Accounts receivable, net	388,415	331,824
Program rights	36,925	34,434
Prepaid expenses and other	104,032	82,363
Total current assets	617,006	638,489
Property and equipment, net	538,175	551,138
Intangible assets, net	4,278,518	4,283,049
Goodwill	2,235,123	2,199,199
Deferred financing costs, net	8,778	10,433
Program rights	32,670	36,879
Investments in equity method investees	64,297	63,885
Investments in cost method investees	323,610	371,040
Other assets	25,441	73,014
Total assets	$8,123,618	$8,227,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$250,561	$229,493
Income taxes	22,923	2,226
Accrued interest	23,217	23,110
Accrued license fees	16,780	13,623
Program rights obligations	21,353	18,323
Current portion of long-term debt and capital lease obligations	4,308	4,740
Total current liabilities	339,142	291,515
Long-term debt	1,373,094	1,190,374
Capital lease obligations	35,426	37,306
Program rights obligations	26,125	30,881
Deferred tax liabilities	997,410	975,794
Other long-term liabilities	36,289	54,158
Total liabilities	2,807,486	2,580,028
Noncontrolling interest of variable interest entities	55,422	259,394
Stockholders’ equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock, $.01 par value (1,040,000,000 shares authorized; 324,810,071 and 324,349,028 shares issued, including shares in treasury, at June 30, 2005 and December 31, 2004, respectively)	3,248	3,243
Paid-in-capital	4,648,585	4,640,554
Deferred compensation	(1,589)	(1,847)
Retained earnings	849,903	769,321
Accumulated other comprehensive losses	(1,161)	(1,374)
	5,498,986	5,409,897
Less common stock held in treasury (9,191,480 and 1,017,180 shares at June 30, 2005 and December 31, 2004, respectively)	(238,276)	(22,193)
Total stockholders’ equity	5,260,710	5,387,704
Total liabilities and stockholders’ equity	$8,123,618	$8,227,126

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30,
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
Television, radio and Internet services	$459,571	$444,916	$830,375	$771,402
Music products and publishing	48,893	50,375	111,108	76,773
Total net revenues	508,464	495,291	941,483	848,175
Direct operating expenses of television, radio and Internet services	153,142	144,000	300,412	276,080
Direct operating expenses of music products and publishing	26,904	27,275	64,518	42,711
Total direct operating expenses (excluding depreciation and amortization)	180,046	171,275	364,930	318,791
Selling, general and administrative expenses (excluding depreciation and amortization)	145,561	146,509	277,341	261,740
Depreciation and amortization	23,389	27,303	47,233	51,989
Operating income	159,468	150,204	251,979	215,655
Other expenses (income):
Interest expense, net	19,014	15,396	38,362	31,079
Amortization of deferred financing costs	827	891	1,655	1,770
Stock dividend	(453)	(453)	(906)	(5,547)
Equity (income) loss in unconsolidated subsidiaries and other	(235)	864	(246)	1,967
Nontemporary decline in fair value of investment	48,336	—	48,336	—
Noncontrolling interest of variable interest entities	202	1,496	(705)	1,496
Income before taxes	91,777	132,010	165,483	184,890
Provision for income taxes	55,673	48,266	84,901	69,593
Net income	36,104	83,744	80,582	115,297
Other comprehensive income (loss):
Currency translation adjustment	351	(222)	213	(1,423)
Comprehensive income	$36,455	$83,522	$80,795	$113,874
Basic Earnings Per Share
Net income per share	$0.11	$0.26	$0.25	$0.36
Weighted average common shares outstanding	318,744,038	322,491,566	321,060,845	322,403,893
Diluted Earnings Per Share
Net income per share	$0.10	$0.24	$0.23	$0.33
Weighted average common shares outstanding	347,891,591	352,844,308	350,291,296	352,982,595

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Dollars in thousands)
(Unaudited)

	2005	2004
Net income	$80,582	$115,297
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	39,165	40,356
Amortization of intangible assets and deferred financing costs	9,722	13,403
Deferred income taxes	20,866	28,971
Stock dividend	(906)	(5,547)
Noncontrolling interest of variable interest entities	(705)	838
Equity (income) loss in unconsolidated subsidiaries	(246)	1,450
Nontemporary decline in fair value of investment	48,336	—
(Gain) loss on sale of property and equipment	(1,655)	180
Other non-cash items	671	(390)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(55,395)	(43,116)
Program rights	1,718	16,464
Prepaid expenses and other assets	14,309	11,082
Accounts payable and accrued liabilities	8,589	(16,492)
Income taxes	23,670	21,165
Income tax benefit from options exercised	3,580	1,612
Accrued interest	107	112
Accrued license fees	3,157	2,757
Program rights obligations	(1,726)	(11,344)
Other, net	(6,248)	(4,543)
Net cash provided by operating activities	187,591	172,255
Cash flow from investing activities:
Acquisitions, net of acquired cash	(220,195)	(135,573)
Purchase of Los Angeles building	—	(52,530)
Capital expenditures	(38,809)	(30,013)
Investment in unconsolidated subsidiaries	(5,408)	1,688
Cash of variable interest entities	—	12,196
Proceeds from sale of property and equipment	5,081	446
Other, net	(1,535)	(113)
Net cash used in investing activities	(260,866)	(203,899)
Cash flow from financing activities:
Proceeds from issuance of long-term debt	185,000	170,000
Repayment of long-term debt	(2,311)	(142,696)
Purchases of treasury shares	(216,084)	—
Proceeds from issuance of common stock	—	599,426
Repurchase of common stock	—	(599,426)
Exercise of stock options	4,436	7,719
Payment of offering costs	—	(57)
Deferred financing costs	—	(266)
Net cash (used in) provided by financing activities	(28,959)	34,700
Net (decrease) increase in cash	(102,234)	3,056
Cash and cash equivalents, beginning of year	189,868	76,677
Cash and cash equivalents, end of period	$87,634	$79,733
Supplemental disclosure of cash flow information:
Interest paid	$34,142	$36,366
Income taxes paid	$35,206	$11,837

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

1.   Organization of the Company

Univision Communications Inc., together with the subsidiaries through which its businesses are conducted (the “Company,” “we,” “us” and “our”), the leading Spanish-language media company in the United States, operates in four business segments: television, radio, music and Internet. The Company’s television operations include the Univision and TeleFutura networks, the Company’s owned and operated television stations, Galavisión and the variable interest entity, WLII/WSUR, Inc., a Delaware Corporation (“WLII”), which was acquired by the Company on June 30, 2005. Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its radio network and owned and operated radio stations. The Company’s music operations include the Univision Records label, Fonovisa Records label and the variable interest entity, Disa Records, S.A. de C.V. (“Disa”). Univision Online, Inc. (“Univision Online”) operates the Company’s Internet portal, Univision.com. See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities” for a discussion of the variable interest entities of the television and music businesses.

2.   Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3.   Recent Developments

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with some of their programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments.

Televisa has filed an amended complaint in the United States District Court Central District of California alleging breach by us of our program license agreement with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Televisa’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out the provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory.

In relation to such claims, Televisa seeks monetary relief in an amount not less than $1.5 million for breach and, for anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. The Company denies any breach or anticipated breach of the program license agreement with Televisa and intends to vigorously defend the lawsuit.

In June 2005, the Company reached an agreement with Nielsen Media Research to provide local market television programming ratings services which are used by most advertisers in determining their purchases. The Nielsen contract extends through 2012 at a total cost to the Company of approximately $132,000,000.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

3.   Recent Developments (continued)

On June 30, 2005, the Company acquired WLII in Puerto Rico for approximately $190,000,000, excluding acquisition costs. The funds came primarily from the Company’s bank credit facility. The Company allocated the purchase price of WLII to FCC licenses, goodwill and advertising-related intangibles based upon the appraisal of the assets acquired and liabilities assumed. See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.”

The Company recorded a charge for a nontemporary decline in the fair value of its Entravision investment of $48,336,000. See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.”

4.   Changes in Common Stock and Paid-in-Capital

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

During the three months ended June 30, 2005, stock options were exercised for 115,988 shares of Class A Common Stock resulting in an increase to common stock of $1,160 and an increase to paid-in-capital of $2,361,000, including $616,000, which is the tax benefit associated with the exercise of stock options.

During the six months ended June 30, 2005, stock options were exercised for 461,043 shares of Class A Common Stock resulting in an increase to common stock of $4,610 and an increase to paid-in-capital of $8,011,000, including $3,580,000, which is the tax benefit associated with the exercise of stock options. Additionally, paid-in-capital was increased by stock compensation costs of $20,000.

Additionally, during the three and six months ended June 30, 2005, the Company repurchased 7,489,500 and 8,174,300 shares of Class A Common Stock, respectively resulting in an increase in treasury stock of $197,618,000 and $216,084,000 under the share repurchase plan.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

5.   Earnings Per Share

The following is the reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended June 30, 2005				Three Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)		Per Share Amount	Income (Numerator)	Shares (Denominator)		Per Share Amount
	(Dollars in thousands except share and per share data)
Basic Earnings Per Share:
Net income	$36,104	318,744,038		$0.11	$83,744	322,491,566		$0.26
Effect of Dilutive Securities
Warrants	—	27,406,939	(a)		—	27,412,926	(a)
Options	—	1,740,614	(b)		—	2,939,816	(c)
Diluted Earnings Per Share:
Net income	$36,104	347,891,591		$0.10	$83,744	352,844,308		$0.24

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)		Per Share Amount	Income (Numerator)	Shares (Denominator)		Per Share Amount
	(Dollars in thousands except share and per share data)
Basic Earnings Per Share:
Net income	$80,582	321,060,845		$0.25	$115,297	322,403,893		$0.36
Effect of Dilutive Securities
Warrants	—	27,406,939	(a)		—	27,413,952	(a)
Options	—	1,823,512	(b)		—	3,164,750	(c)
Diluted Earnings Per Share:
Net income	$80,582	350,291,296		$0.23	$115,297	352,982,595		$0.33

(a)           Total warrants to acquire 11,900,000 shares were excluded in 2005 and 2004, since the average market price of the Class A Common Stock for each year presented was lower than the exercise price of the warrants, the inclusion of the potential shares would be antidilutive.

(b)          Total options to acquire 19,420,650 shares granted in December 1999, 2000, 2001, 2002, 2003 and 2004 were excluded, since the average market price of the Class A Common Stock during 2005 was lower than the exercise price of the options, the inclusion of the potential shares would be antidilutive.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

5.   Earnings Per Share (continued)

(c)           Total options to acquire 12,485,625 shares granted in December 1999, 2000, 2001 and 2003 were excluded, since the average market price of the Class A Common Stock during 2004 was lower than the exercise price of the options, the inclusion of the potential shares would be antidilutive.

The Company accounts for stock options granted to employees and directors using the intrinsic-value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued with an exercise price equal to fair market value at the date of grant.

The Company elected not to adopt the fair value-based method of accounting for stock-based employee compensation, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” Had the Company adopted the fair value-based method provisions of SFAS No. 123, it would have recorded a non-cash expense for the portion of the estimated fair value of the stock options that the Company has granted to its employees and directors. See “Notes to Condensed Consolidated Financial Statements—8. New Accounting Pronouncements.”

The table below compares the “as reported” net income and earnings per share to the “pro forma” net income and earnings per share that the Company would have recorded if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS No. 123.

	Three Months Ended June 30,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income—as reported	$36,104	$83,744	$36,104	$83,744
Stock-based compensation expense, net of tax—actual	270	330	270	330
Stock-based employee compensation, net of tax-pro forma	(9,871)	(9,350)	(9,871)	(9,350)
Net income—pro forma	$26,503	$74,724	$26,503	$74,724
Earnings per share—as reported	$0.11	$0.26	$0.10	$0.24
Earnings per share—pro forma	$0.08	$0.23	$0.08	$0.21

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

5.   Earnings Per Share (continued)

	Six Months Ended June 30,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income—as reported	$80,582	$115,297	$80,582	$115,297
Stock-based compensation expense, net of tax—actual	590	832	590	832
Stock-based employee compensation, net of tax-pro forma	(19,953)	(19,265)	(19,953)	(19,265)
Net income—pro forma	$61,219	$96,864	$61,219	$96,864
Earnings per share—as reported	$0.25	$0.36	$0.23	$0.33
Earnings per share—pro forma	$0.19	$0.30	$0.17	$0.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0% for all periods, expected volatility of 45.98% for the three months ended June 30, 2005 and 46.02% and 47.85% for the six months ended June 30, 2005 and 2004, respectively, risk-free interest rate of 4.11% for the three months ended June 30, 2005 and 4.07% and 2.92% for the six months ended June 30, 2005 and 2004, respectively. No grants were awarded during the three months ended June 30, 2004. All the grants have an expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy, which results in higher compensation expense in the early years of the vesting period. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of subjective assumptions, including the expected life of the option grants. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, the estimated fair value of the Company’s employee stock options may be substantially different if a pricing model that factors in the unique characteristics of employee options is utilized.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

6.   Business Segments

The Company’s principal business segment is television, which includes the operations of the Company’s Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations and the variable interest entity, WLII, which was acquired by the Company on June 30, 2005. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. Presented below is segment information pertaining to the Company’s television, radio, music and Internet businesses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net revenue:
Television	$354,665	$349,644	$648,872	$608,950
Radio	99,282	91,047	170,755	154,312
Music	48,893	50,375	111,108	76,773
Internet	5,624	4,225	10,748	8,140
Consolidated	508,464	495,291	941,483	848,175
Direct expenses (excluding depreciation and amortization):
Television	133,430	125,378	260,951	239,231
Radio	16,663	15,290	33,406	30,221
Music	26,904	27,275	64,518	42,711
Internet	3,049	3,332	6,055	6,628
Consolidated	180,046	171,275	364,930	318,791
Selling, general and administrative expenses (excluding depreciation and amortization):
Television	87,402	89,924	167,605	160,322
Radio	40,736	40,939	76,552	73,460
Music	14,956	12,690	27,536	21,893
Internet	2,467	2,956	5,648	6,065
Consolidated	145,561	146,509	277,341	261,740
Operating income (loss) before depreciation and amortization:
Television	133,833	134,342	220,316	209,397
Radio	41,883	34,818	60,797	50,631
Music	7,033	10,410	19,054	12,169
Internet	108	(2,063)	(955)	(4,553)
Consolidated	182,857	177,507	299,212	267,644
Depreciation and amortization:
Television	16,728	16,083	33,063	32,332
Radio	2,787	5,044	5,972	10,179
Music	3,433	5,151	7,335	7,425
Internet	441	1,025	863	2,053
Consolidated	23,389	27,303	47,233	51,989
Operating income (loss):
Television	117,105	118,259	187,253	177,065
Radio	39,096	29,774	54,825	40,452
Music	3,600	5,259	11,719	4,744
Internet	(333)	(3,088)	(1,818)	(6,606)
Consolidated	$159,468	$150,204	$251,979	$215,655

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

6.   Business Segments (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Capital expenditures:
Television	$18,845	$12,424	$32,498	$76,946	(a)
Radio	2,698	2,417	4,983	5,131
Music	149	99	257	139
Internet	321	236	1,071	327
Consolidated	$22,013	$15,176	$38,809	$82,543

(a)           includes $52,530 for the purchase of the Los Angeles office building

	As of June 30,
	2005	2004
Total assets:
Television	$3,445,841	$3,458,081
Radio	4,300,694	4,289,987
Music	367,536	404,227
Internet	9,547	8,629
Consolidated	$8,123,618	$8,160,924

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

6.   Business Segments (continued)

Reconciliation of Operating Income before Depreciation and Amortization to Net Income

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Operating income before depreciation and amortization	$182,857	$177,507	$299,212	$267,644
Depreciation and amortization	23,389	27,303	47,233	51,989
Operating income	159,468	150,204	251,979	215,655
Other expense (income):
Interest expense, net	19,014	15,396	38,362	31,079
Amortization of deferred financing costs	827	891	1,655	1,770
Stock dividend	(453)	(453)	(906)	(5,547)
Equity (income) loss in unconsolidated subsidiaries and other	(235)	864	(246)	1,967
Nontemporary decline in fair value of investment	48,336	—	48,336	—
Noncontrolling interest of variable interest entities	202	1,496	(705)	1,496
Provision for income taxes	55,673	48,266	84,901	69,593
Net income	$36,104	$83,744	$80,582	$115,297

7.   Goodwill and Other Intangible Assets Amortization

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission (“FCC”). Over the last five years, all the television and radio licenses that

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

7.   Goodwill and Other Intangible Assets Amortization (continued)

have been up for renewal have been renewed and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested annually for impairment, or more frequently if circumstances indicate a possible impairment exists.

Goodwill is allocated to various reporting units, which are either the operating segments or one reporting level below the operating segment. For purposes of performing the impairment test of goodwill as required by SFAS No. 142, we established the following reporting units: Television, Radio, Music and Internet. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS No. 142 also requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for broadcast licenses, other indefinite-lived intangible assets and goodwill are determined primarily based on discounted cash flows, market multiples or appraised values as appropriate. The Company has evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2004 and has concluded that it does not have an impairment loss related to these assets. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations and for purposes of impairment testing.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

7.   Goodwill and Other Intangible Assets Amortization (continued)

Below is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and estimated aggregate amortization expense for the years 2005 through 2010:

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$12,981	$7,719
Fonovisa contracts, primarily artist contracts	44,580	34,544	10,036
Disa contracts, primarily artist contracts	66,328	56,823	9,505
Broadcast agreement	9,892	1,886	8,006
Advertiser related intangible, primarily advertiser contracts	4,991	4,631	360
Other amortizable intangibles	4,562	1,341	3,221
Total	$151,053	$112,206	38,847
Intangible Assets Not Being Amortized
Broadcast licenses			4,221,767
Goodwill			2,235,123
Music trademarks			15,800
Other intangible assets			2,104
Total			6,474,794
TOTAL NET INTANGIBLE ASSETS			$6,513,641

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

7.   Goodwill and Other Intangible Assets Amortization (continued)

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$12,463	$8,237
Fonovisa contracts, primarily artist contracts	44,580	32,219	12,361
Disa contracts, primarily artist contracts	66,328	52,584	13,744
Advertiser related intangible, primarily advertiser contracts	4,991	4,454	537
Other amortizable intangibles	5,203	1,135	4,068
Total	$141,802	$102,855	38,947
Intangible Assets Not Being Amortized
Broadcast licenses			4,226,288
Goodwill			2,199,199
Music trademarks			15,800
Other intangible assets			2,014
Total			6,443,301
TOTAL NET INTANGIBLE ASSETS			$6,482,248

	Segments				Total
	Television	Radio	Music	Internet	Goodwill
	(Dollars in thousands)
Balance as of December 31, 2004	$411,983	$1,524,822	$262,394	—	$2,199,199
Deferred tax liability adjustment	3,338	3,112	—	—	6,450
Radio appraisal adjustment	—	(7,596)	—	—	(7,596)
Fonovisa goodwill adjustment	—	—	(200)	—	(200)
Purchase consideration and appraisal adjustment for WLII	37,270	—	—	—	37,270
Balance as of June 30, 2005	$452,591	$1,520,338	$262,194	$—	$2,235,123

(Dollars in thousands)
Estimated Current Year Amortization Expense
For the year ended 12/31/05	$13,900
Estimated Amortization Expenses
For the year ended 12/31/06	$8,500
For the year ended 12/31/07	$6,500
For the year ended 12/31/08	$5,000
For the year ended 12/31/09	$3,600
For the year ended 12/31/10	$3,000

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

8.   New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

Additionally, SFAS No. 123R specifically requires compensation cost related to employee stock option awards to be recognized only over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Under SFAS No. 123, it has been the Company’s practice of recognizing compensation cost over the service period of the award (up to the date of actual retirement). The Company is required by the SEC to continue this practice for its existing awards and for awards granted prior to the adoption of Statement 123R. Had the Company adopted the vesting provisions of SFAS 123R, the Company would have reported lower stock-based employee compensation cost, net of tax, in its SFAS 123 disclosure of $530,000 and $607,000 and $1,059,000 and $1,214,000 for the three and six months ended June 30, 2005 and 2004, respectively.

The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

9.   Investments and Variable Interest Entities

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all 36,926,600 of its shares of the Entravision Class A and Class C common stock that it previously owned for 369,266 shares of Entravision’s new Series U preferred stock in September 2003. The Series U preferred stock was mandatorily convertible into common stock when and if Entravision created a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock. During the second quarter of 2004, Entravision created its new Class U common stock and the 369,266 shares of Entravision Series U preferred stock held by the Company were converted into 36,926,600 shares of Class U common stock effective as of July 1, 2004. Also, as part of the consent decree with the United States Department of Justice, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The Company’s ownership of Entravision on a fully converted basis is approximately 27%.

During the quarter ended June 30, 2005, the Company recorded a charge of $48,336,000 related to an other than temporary decline in the value of its Entravision stock. The fair value of our investment in Entravision common stock was $7.79 per share at June 30, 2005 as compared to our average cost basis of $9.10 per share. This represents a decline from our cost basis of $48,336,000 or approximately 14% as of June 30, 2005. The Entravision common stock price has closed below our average cost basis since May 3, 2004. Based on these and other factors, we performed an analysis to evaluate whether there is an other than temporary impairment in our investment. We evaluated both qualitative and quantitative factors including: analysts reports specific to Entravision, industry analyst reports, the announced operating results of Entravision for the year ended December 31, 2004 and the six months ended June 30, 2005, earnings guidance provided by Entravision, the volatility of the stock price, the severity of the decline (14% at June 30, 2005), our requirement to reduce our ownership in Entravision to 15% by March 2006 and to 10% by March 2009 and the duration of the decline, which has been greater than one year. While we cannot determine the cash that will ultimately be realized from our investment in Entravision, based primarily on the duration of the decline, we have concluded that the decline is other than temporary. The Company is recording a charge of $48,336,000, but does not believe it reflects the true long-term economic value of Entravision’s assets or the potential future growth of the Entravision stock price. We will continue to monitor the Entravision stock price, its operating results, the performance and outlook for the media sector in general and Entravision in particular and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods.

The Company did not record a tax benefit related to the charge. The Company recorded a deferred tax asset of $18,900,000 related to its capital loss that was offset by a valuation allowance for the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded will not be realized.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

9.   Investments and Variable Interest Entities (continued)

A new cost basis in our investment in Entravision stock is established with the charge. Accordingly, any gain or loss on future transactions involving Entravision stock will be measured by comparing our newly established cost basis ($7.79 per share) to the fair value of the Entravision stock at the transaction date. The fair value of Entravision stock at August 3, 2005 was $8.61 per share. See “Notes to Condensed Consolidated Financial Statements—10. Subsequent Event”. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision. Entravision is restricted under its credit agreement from making dividend payments.

On March 31, 2004, the Company was required to adopt Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is the “primary beneficiary” of that entity. An entity is a VIE if, among other things, it has equity investors that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both.

Under the guidelines of FIN 46, since March 31, 2004, the Company has been required to consolidate the assets, liabilities and operating results of Disa Records, which is a Mexico-based music recording and publishing company, owned 50% by the Company and 50% by the Chavez family, who manage the business. The Company has a call right and the Chavez family has a put right, beginning in June 2006, which requires the Company to purchase the remaining 50% of Disa Records for a minimum of $75,000,000, subject to certain upward adjustments. As a result of Disa’s put right, the Company has the majority of expected losses that could arise from the variability of the fair value of Disa Records. Under the rules governing FIN 46, the Company is considered the primary beneficiary of Disa Records and consequently is required to consolidate it.

In addition, under the guidelines of FIN 46, since March 31, 2004, the Company was required to consolidate the assets, liabilities and operating results of WLII, which had been wholly owned by Raycom Media, Inc. (“Raycom”). On June 30, 2005, the Company acquired Raycom’s ownership interest in WLII in Puerto Rico for approximately $190,000,000, excluding acquisition costs. The funds came primarily from the Company’s bank credit facility. WLII is now a wholly owned subsidiary of the Company and is no longer a VIE. In connection with the acquisition, the Company is required to offer Televisa the right to acquire a 15% interest in the stations and an affiliate of Venevision the right to acquire a 10% interest in the stations. Such options are exercisable at a price equal to the pro rata portion of the Company’s purchase price for the stations (including costs) during a period of 90 days from the closing of the Company’s acquisition of the stations.

Prior periods were not restated upon the adoption of FIN 46. Since the Company adopted FIN 46 on March 31, 2004, the operating results of Disa Records and WLII are not included in the operating results of the Company for the three months ended March 31, 2004. Beginning April 1, 2004, Disa Records’ net

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

9.   Investments and Variable Interest Entities (continued)

revenues and operating income were included in the Company’s operating results and the Company’s net income remained the same as it would have been under the equity method of accounting that we used before we adopted FIN 46. WLII’s net revenues and operating income were also included in the Company’s operating results beginning April 1, 2004, but our net income was not affected since Raycom owned 100% of WLII in 2004 and for the six months ended June 30, 2005. The Company will continue to consolidate Disa Records under the guidelines of FIN 46 until the Company exercises its call right or the Chavez family exercises their put right and the Company purchases Disa Records. The Company has consolidated the results of operations of WLII under the guidelines of FIN 46 for the six months ended June 30, 2005 and will continue to consolidate WLII from June 30, 2005 forward since WLII is now a wholly owned subsidiary of the Company.

The following represents the income statement and balance sheet information consolidated by the Company for Disa Records and the Puerto Rico television stations:

	Three months ended June 30, 2005
	Combined VIEs	Disa Records	WLII(a)
	(Dollars in thousands)
Net revenues	$31,388	$16,251	$15,137
Direct operating expenses (excluding depreciation and amortization)	17,233	8,268	8,965
Selling, general and administrative expenses (excluding depreciation and amortization)	8,516	4,986	3,530
Depreciation and amortization	3,369	2,236	1,133
Operating income	2,270	761	1,509
Other expense (income)	1,534	(141)	1,675
Noncontrolling interest of variable interest entities	202	368	(166)
Income before taxes	534	534	—
Provision for income taxes	167	167	—
Net income	$367	$367	$—

(a)           Acquired June 30, 2005.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

9.   Investments and Variable Interest Entities (continued)

	Three months ended June 30, 2004(a)
	Combined VIEs	Disa Records	WLII
	(Dollars in thousands)
Net revenues	$30,604	$16,350	$14,254
Direct operating expenses (excluding depreciation and amortization)	17,200	9,155	8,045
Selling, general and administrative expenses (excluding depreciation and amortization)	7,222	2,777	4,445
Depreciation and amortization	3,749	3,362	387
Operating income	2,433	1,056	1,377
Other expense (income)	294	(4)	298
Noncontrolling interest of variable interest entities	1,496	417	1,079
Income before taxes	643	643	—
Provision for income taxes	226	226	—
Net income	$417	$417	$—

(a)           Since the Company adopted FIN 46 on March 31, 2004, these results are the same for the six months ended June 30, 2004.

	Six months ended June 30, 2005
	Combined VIEs	Disa Records	WLII(a)
	(Dollars in thousands)
Net revenues	$62,125	$36,595	$25,530
Direct operating expenses (excluding depreciation and amortization)	37,556	21,118	16,438
Selling, general and administrative expenses (excluding depreciation and amortization)	15,365	8,703	6,662
Depreciation and amortization	6,018	4,450	1,568
Operating income	3,186	2,324	862
Other expense (income)	2,469	(248)	2,717
Noncontrolling interest of variable interest entities	(705)	1,150	(1,855)
Income before taxes	1,422	1,422	—
Provision for income taxes	272	272	—
Net income	$1,150	$1,150	$—

(a)           Acquired June 30, 2005.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)

9.   Investments and Variable Interest Entities (continued)

At June 30, 2005
Disa Records
(Dollars in thousands)
Cash and cash equivalents	$25,954
Accounts receivable, net	3,367
Prepaid expenses and other	8,266
Property and equipment, net	1,291
Intangible assets, net	9,506
Goodwill	89,135
Other assets	1
Total assets	$137,520
Accrued liabilities	$24,445
Noncontrolling interest of variable interest entity	55,422
Total stockholders’ equity	57,653
Total liabilities and stockholders’ equity	$137,520

	At December 31, 2004
	Combined VIEs	Disa Records	WLII
	(Dollars in thousands)
Cash and cash equivalents	$25,820	$23,864	$1,956
Accounts receivable, net	10,800	2,174	8,626
Prepaid expenses and other	12,092	11,408	684
Property and equipment, net	11,614	1,326	10,288
Intangible assets, net	113,745	13,745	100,000
Goodwill	179,706	89,135	90,571
Other assets	7,204	—	7,204
Total assets	$360,981	$141,652	$219,329
Accrued liabilities	$29,096	$20,576	$8,520
Other long-term liabilities	10,929	—	10,929
Noncontrolling interest of variable interest entities	259,394	59,514	199,880
Total stockholders’ equity	61,562	61,562	—
Total liabilities and stockholders’ equity	$360,981	$141,652	$219,329

10.   Subsequent Event

On July 26, 2005, the Company announced that it had entered into a definitive agreement with Entravision to acquire radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for $90,000,000. It is expected that the Company will pay for the acquisition with shares of Entravision common stock held by the Company.

Part I, Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Univision Communications Inc., together with its wholly owned subsidiaries (the “Company,” “we,” “us” and “our”), operates in four business segments:

•       Television:   The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations and the Galavisión cable television network. For the six months ended June 30, 2005, the television segment accounted for approximately 69% of the Company’s net revenues.

•       Radio:   Univision Radio is the largest Spanish-language radio broadcasting company in the United States. The Company has owned Univision Radio since the Company acquired Hispanic Broadcasting Corporation in September 2003. For the six months ended June 30, 2005, the radio segment accounted for approximately 18% of the Company’s net revenues.

•       Music:   The Company’s music recording and music publishing business, launched in April 2001, includes the Univision Records label, the Fonovisa Records label and Disa Records, which the Company began to consolidate on March 31, 2004. See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.” For the six months ended June 30, 2005, the music segment accounted for approximately 12% of the Company’s net revenues.

•       Internet:   Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the six months ended June 30, 2005, the Internet segment accounted for approximately 1% of the Company’s net revenues.

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

Direct operating expenses consist primarily of programming, news and technical costs. License fees related to our program license agreements (the “Program License Agreements”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”) accounted for approximately 14% in the six months ended June 30, 2005 and approximately 15% in the six months ended June 30, 2004 of our total direct operating and selling, general and administrative expenses.

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with some of their programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments.

Televisa has filed an amended complaint in the United States District Court Central District of California alleging breach by us of our program license agreement with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Televisa’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out the provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory.

In relation to such claims, Televisa seeks monetary relief in an amount not less than $1.5 million for breach and, for anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. The Company denies any breach or anticipated breach of the program license agreement with Televisa and intends to vigorously defend the lawsuit.

The Company recorded a charge for a nontemporary decline in the fair value of its Entravision investment of $48,336,000. See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.”

On February 17, 2005, the Company announced that its Board of Directors approved the repurchase of up to $500,000,000 of its outstanding Class A Common Stock. The share repurchases have been and will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2005. During the three months and six months ended June 30, 2005, the Company repurchased 7,489,500 and 8,174,300 shares, respectively totaling $197,618,000 and $216,084,000, respectively.

As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”). Under the guidelines of FIN 46, the Company began consolidating its investment in Disa Records, S.A. de C.V. (“Disa”) and WLII/WSUR Inc. (“WLII”), which owns two television stations in Puerto Rico, as variable interest entities. Prior periods were not restated upon the adoption of FIN 46. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their statements of operations beginning April 1, 2004. The consolidation of these entities had a positive impact on net revenues and operating income but no impact on net income. On June 30, 2005, the Company acquired WLII for approximately $190,000,000, excluding acquisition costs. See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities” for the impact of the variable interest entities.

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

Revenue Recognition

Net revenues are comprised of gross revenues from the Company’s television and radio broadcast, cable, music and Internet businesses, including subscriber fees, a network service fee payable to the Company by the affiliated stations, less agency commissions, music license fees paid by television and radio and compensation costs paid to certain affiliated stations. The Company’s television and radio gross revenues are recognized when advertising spots are aired. The music business, which includes Univision Music Group and Disa, recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as “impressions” are delivered and sponsorship revenues are recognized ratably over their contract period. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s online properties. Revenues are recognized when collection of the resulting receivable is reasonably assured.

Accounting for Intangibles and Impairment

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission (“FCC”). Over the last five years, all television and radio licenses that have been up for renewal have been renewed and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until its useful life is deemed to no longer be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested annually for impairment, or more frequently if circumstances indicate a possible impairment exists.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

Additionally, SFAS No. 123R specifically requires compensation cost related to employee stock option awards to be recognized only over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Under SFAS No. 123, it has been the Company’s practice of recognizing compensation cost over the service period of the award (up to the date of actual retirement). The Company is required by the SEC to continue this practice for its existing awards and for awards granted prior to the adoption of Statement 123R. Had the Company adopted the vesting provisions of SFAS 123R, the Company would have reported lower stock-based employee compensation cost, net of tax, in its SFAS 123 disclosure of $530,000 and $607,000 and $1,059,000 and $1,214,000 for the three and six months ended June 30, 2005 and 2004, respectively.

The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

Overview

In comparing our results of operations for the three and six months ended 2005 with those of 2004, the following should be noted:

•       The Company recorded a charge for a nontemporary decline in the fair value of its Entravision investment of $48,336,000. See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.”

•       Under the guidelines of FIN 46, the Company began consolidating its investment in Disa and WLII, which owned two television stations in Puerto Rico, as variable interest entities as of March 31, 2004. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their results of operations beginning April 1, 2004. The impact of the variable interest entities on the results of operations of the Company is explained below for the six months ended June 30, 2005. Also see “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.”

•       In the second quarter of 2004, the Company recorded stock dividend income of $4,641,000 ($4,100,000 net of tax) related to the periods June 8, 2001 to December 31, 2003 in connection with its investment in Equity Broadcasting Corporation.

Six Months Ended June 30, 2005 (“2005”), Compared to Six Months Ended June 30, 2004 (“2004”)

Revenues.   Net revenues were $941,483,000 in 2005 compared to $848,175,000 in 2004, an increase of $93,308,000 or 11%. Existing operations accounted for 7.3% of the increase, while 3.7% was attributable to the variable interest entities that began to be consolidated by the Company on March 31, 2004. The Company’s television segment revenues were $648,872,000 in 2005 compared to $608,950,000 in 2004, an increase of $39,922,000 or 6.6%. The growth was primarily attributable to the Company’s three television networks, resulting primarily from increased viewership and higher rates for advertising spots. The owned-and-operated stations also had increased revenues attributable primarily to the Los Angeles, Houston, Atlanta, Miami and Dallas markets. WLII had net revenues of $25,530,000 in 2005 compared to $14,254,000 in 2004, an increase of $11,276,000. The Company’s radio segment had revenues of $170,755,000 in 2005 compared to $154,312,000 in 2004, an increase of $16,443,000 or 10.7%. The growth was attributable primarily to radio network advertising and the stations in the Chicago, San Francisco, San Antonio, Houston and Dallas markets. The Company’s music segment generated revenues of $111,108,000 in 2005 compared to $76,773,000 in 2004, an increase of $34,335,000 or 44.7%. The variable interest entity, Disa, had net revenues of $36,595,000 in 2005 compared to $16,350,000 in 2004, an increase of $20,245,000. The remainder of the increase in the music segment is due primarily to the success of several album releases in 2005. The Company’s Internet segment had revenues of $10,748,000 in 2005 compared to $8,140,000 in 2004, an increase of $2,608,000 or 32%, primarily related to an increase in advertisers.

Expenses.   Direct operating expenses increased to $364,930,000 in 2005 from $318,791,000 in 2004, an increase of $46,139,000 or 14.5%. Existing operations accounted for 8.2% of the increase, while 6.3% was attributable to the variable interest entities. The Company’s television segment direct operating expenses were $260,951,000 in 2005 compared to $239,231,000 in 2004, an increase of $21,720,000 or 9.1%. The increase is due to increased programming costs of $6,454,000, increased license fee expense of $2,459,000 paid under our Program License Agreements, increased news and technical costs of $5,919,000 and costs related to WLII of $6,888,000, excluding license fee costs. The Company’s radio segment had direct operating expenses of $33,406,000 in 2005 compared to $30,221,000 in 2004, an increase of $3,185,000 or

10.5%. The increase is due to increased programming costs of $2,502,000 and technical cost of $683,000. The Company’s music segment’s direct operating expenses were $64,518,000 in 2005 compared to $42,711,000 in 2004, an increase of $21,807,000. The music segment’s variable interest entity cost related to Disa was $11,963,000 and the remainder of the increase was attributable to increased production costs resulting from higher sales. The Company’s Internet segment had direct operating expenses of $6,055,000 in 2005 compared to $6,628,000 in 2004, an improvement of $573,000 or 8.6%. As a percentage of net revenues, the Company’s direct operating expenses increased from 37.6% in 2004 to 38.8% in 2005.

Selling, general and administrative expenses increased to $277,341,000 in 2005 from $261,740,000 in 2004, an increase of $15,601,000 or 6%. Existing operations accounted for 2.9% of the increase, while 3.1% was attributable to the variable interest entities. The Company’s television segment selling, general and administrative expenses were $167,605,000 in 2005 compared to $160,322,000 in 2004, an increase of $7,283,000 or 4.5%. The increase is due to increased selling costs of $6,507,000 reflecting higher sales in 2005, increased compensation and employee benefit costs of $858,000, increased research costs of $1,688,000 and costs related to WLII of $2,217,000 offset by a decrease in costs related to legal and other professional services of $2,140,000 and other savings of $1,847,000. The Company’s radio segment had selling, general and administrative expenses of $76,552,000 in 2005 compared to $73,460,000 in 2004, an increase of $3,092,000 or 4.2%. The increase is due in part to increased selling costs of $3,594,000 reflecting higher sales in 2005 offset in part by a decrease in legal fees of $696,000. The Company’s music segment had selling, general and administrative expenses of $27,536,000 in 2005 compared to $21,893,000 in 2004, an increase of $5,643,000. The increase is due to variable interest entity costs related to Disa of $5,926,000 offset by savings of $283,000. The Company’s Internet segment had selling, general and administrative expenses of $5,648,000 in 2005 compared to $6,065,000 in 2004, a decrease of $417,000. As a percentage of net revenues, the Company’s selling, general and administrative expenses decreased from 30.9% in 2004 to 29.5% in 2005.

Depreciation and Amortization.   Depreciation and amortization decreased to $47,233,000 in 2005 from $51,989,000 in 2004, a decrease of $4,756,000 or 9.1%. Existing operations accounted for a decrease of 13.5%, while the variable interest entities accounted for an increase of 4.4%. The Company’s depreciation expense decreased to $39,165,000 in 2005 from $40,356,000 in 2004, a decrease of $1,191,000 primarily related to the disposal of assets. The variable interest entities accounted for an increase of $916,000 in depreciation expense. The Company had amortization of intangible assets of $8,068,000 and $11,633,000 in 2005 and 2004, respectively, a decrease of $3,565,000, which is due primarily to elimination of amortization of radio intangible assets related to advertising contracts and a reduction of music intangible assets being amortized, primarily artist contracts. Depreciation and amortization expense for the television segment increased by $731,000 to $33,063,000 in 2005 from $32,332,000 in 2004 due to increased depreciation expense of $413,000 and amortization expense of $318,000, primarily related to WLII. Depreciation and amortization expense for the radio segment decreased by $4,207,000 to $5,972,000 in 2005 from $10,179,000 in 2004 due to a decrease in amortization of intangibles of $3,677,000 resulting primarily from the elimination of radio intangible assets related to advertising contracts and a decrease in depreciation expense of $530,000. Advertiser contracts were being amortized over a nine-month period that expired in June 2004. Depreciation and amortization expense for the music segment decreased by $90,000 to $7,335,000 in 2005 from $7,425,000 in 2004, primarily related to a reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years but most will be amortized by the end of 2005. Depreciation and amortization expense for the Internet segment decreased by $1,190,000 to $863,000 in 2005 from $2,053,000 in 2004, primarily related to a decrease in depreciation expense related to the disposal of certain assets.

Operating Income.   As a result of the above factors, operating income increased to $251,979,000 in 2005 from $215,655,000 in 2004, an increase of $36,324,000 or 16.8%. Existing operations accounted for 16.5%, while .3% was attributable to the variable interest entities. The Company’s television segment had operating income of $187,253,000 in 2005 and $177,065,000 in 2004, an increase of $10,188,000 or 5.8%. The Company’s radio segment had operating income of $54,825,000 in 2005 compared to $40,452,000 in 2004, an increase of $14,373,000 or 35.5%. The Company’s music segment had operating income of $11,719,000 in 2005 compared to $4,744,000 in 2004, an improvement of $6,975,000. The Company’s Internet segment had an operating loss of $1,818,000 in 2005 compared to a loss of $6,606,000 in 2004, an improvement of $4,788,000. The Company’s Internet segment is expected to generate an operating loss in 2005. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, the Company’s operating income increased from 25.4% in 2004 to 26.8% in 2005.

Interest Expense, net.   Interest expense increased to $38,362,000 in 2005 from $31,079,000 in 2004, an increase of $7,283,000 or 23.4%. The increase is due primarily to higher interest rates. See “Liquidity and Capital Resources—Debt Instruments.”

Stock dividend.   Equity Broadcasting Corporation stock dividend income decreased to $906,000 in 2005 from $5,547,000 in 2004, a decrease of $4,641,000. This decrease is related to stock dividend income of $4,641,000 ($4,100,000 net of tax) recorded in the first quarter 2004 for the periods June 8, 2001 to December 31, 2003 based on the Company’s initial investment in Equity Broadcasting Corporation of approximately $26,000,000 made in June 2001. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008.

Noncontrolling interest of variable interest entities.   Under the guidelines of FIN 46, the Company is required to consolidate the operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family, and WLII, which had been owned 100% by Raycom. On June 30, 2005, the Company acquired WLII for approximately $190,000,000, excluding acquisition costs, see “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.” Consequently, the Company recorded noncontrolling interest income of $705,000 in 2005, which consists of a charge of $1,150,000 related to the Chavez family’s 50% ownership of Disa and income of $1,855,000 related to Raycom’s 100% ownership of WLII. In 2004, the Company recorded a noncontrolling interest loss of $1,496,000 related to its variable interest entities. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. The use of the equity method of accounting prior to March 31, 2004 and the consolidation of Disa since April 1, 2004 have the same effect on the Company’s net income. WLII’s net income has no impact on our net income since Raycom owned 100% of WLII.

Equity (Income) Loss in Unconsolidated Subsidiaries and Other.   Equity (income) loss in unconsolidated subsidiaries and other improved by $2,213,000 to income of $246,000 in 2005 from a loss of $1,967,000 in 2004, due primarily to lower losses on equity method investments of $1,696,000. In addition, under the guidelines of FIN 46, the Company began consolidating the VIE, Disa, as of March 31, 2004, which had been previously reported under the equity method. As a result, the Company had a decrease of $543,000 in equity loss in unconsolidated subsidiaries in 2005 when compared to 2004, which is now consolidated.

Nontemporary decline in fair value of investment.   The Company recorded a charge for a nontemporary decline in the fair value of its Entravision investment of $48,336,000. See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.”

Provision for Income Taxes.   In 2005, the Company reported an income tax provision of $84,901,000, representing $64,035,000 of current tax expense and $20,866,000 of deferred tax expense. In 2004, the Company reported an income tax provision of $69,593,000, representing $40,612,000 of current tax expense and $28,981,000 of deferred tax expense. The total effective tax rate was 51.3% in 2005 and 37.6% in 2004. The Company’s effective tax rate of 51.3% for 2005 is higher than the 37.6% for 2004 due primarily to the charge for a nontemporary decline in the fair value of the Entravision investment, for which no tax benefit was recorded, and a tax benefit recorded in the second quarter of 2004 of $4,737,000, resulting from the resolution of various federal and state income tax audits.

Net Income.   As a result of the above factors, the Company reported net income in 2005 of $80,582,000 compared to net income of $115,297,000 in 2004, a decrease of $34,715,000 or 30.1%. Following the adoption of FIN 46 on March 31, 2004, the Company’s inclusion of the variable interest entities, Disa and WLII, in the Company’s results of operations did not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company’s net income. WLII’s net income had no impact on our net income since Raycom owned 100% of WLII. As a percentage of net revenues, the Company’s net income decreased from 13.6% in 2004 to 8.6% in 2005.

Operating Income before Depreciation and Amortization.   Operating income before depreciation and amortization increased to $299,212,000 in 2005 from $267,644,000 in 2004, an increase of $31,568,000 or 11.8%. Existing operations accounted for 10.7% of the increase, while 1.1% was attributable to the variable interest entities. As a percentage of net revenues, the Company’s operating income before depreciation and amortization increased from 31.6% in 2004 to 31.8% in 2005.

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
	(Dollars in thousands)
Operating income before depreciation and amortization	$299,212	$267,644
Depreciation and amortization	47,233	51,989
Operating income	251,979	215,655
Other expense (income):
Interest expense, net	38,362	31,079
Amortization of deferred financing costs	1,655	1,770
Stock dividend	(906)	(5,547)
Equity (income) loss in unconsolidated subsidiaries and other	(246)	1,967
Nontemporary decline in fair value of investment	48,336	—
Noncontrolling interest of variable interest entities	(705)	1,496
Provision for income taxes	84,901	69,593
Net income	$80,582	$115,297

	Six Months Ended June 30, 2005
	Consolidated		Television		Radio	Music		Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$299,212	(a)	$220,316	(a)	$60,797	$19,054	(a)	$(955)
Depreciation and amortization	47,233		33,063		5,972	7,335		863
Operating income (loss)	$251,979		$187,253		$54,825	$11,719		$(1,818)

(a)           Consolidated VIE operating income before depreciation and amortization totaled $9,204,000, the television and music VIEs contributed income of $2,430,000 and $6,774,000 to the total, respectively. Since the Company began consolidating the VIEs on March 31, 2004, the operating income for the six months ended June 30, 2004 reported below does not include the results of operations of the VIEs for the three months ended March 31, 2004.

	Six Months Ended June 30, 2004
	Consolidated		Television		Radio	Music		Internet
Operating income (loss) before depreciation and amortization	$267,644	(b)	$209,397	(b)	$50,631	$12,169	(b)	$(4,553)
Depreciation and amortization	51,989		32,332		10,179	7,425		2,053
Operating income (loss)	$215,655		$177,065		$40,452	$4,744		$(6,606)

(b)          Consolidated VIE operating income before depreciation and amortization totaled $6,182,000, the television and music VIEs contributed income of $1,764,000 and $4,418,000 to the total, respectively.

Three Months Ended June 30, 2005 (“2005”), Compared to Three Months Ended June 30, 2004 (“2004”)

Revenues.   Net revenues were $508,464,000 in 2005 compared to $495,291,000 in 2004, an increase of $13,173,000 or 2.7%. The Company’s television segment revenues were $354,665,000 in 2005 compared to $349,644,000 in 2004, an increase of $5,021,000 or 1.4%. The growth was primarily attributable to the Company’s three television networks, resulting primarily from increased viewership and higher rates for advertising spots. The owned-and-operated stations also had increased revenues primarily attributable to the Puerto Rico, Atlanta, Los Angeles, Philadelphia and Houston markets. The Company’s radio segment had revenues of $99,282,000 in 2005 compared to $91,047,000 in 2004, an increase of $8,235,000 or 9%. The growth was attributable primarily to radio network advertising and the stations in the Chicago, Dallas, San Antonio, San Francisco and Phoenix markets. The Company’s music segment generated revenues of $48,893,000 in 2005 compared to $50,375,000 in 2004, a decrease of $1,482,000 or 2.9%. The variable interest entity, Disa, had net revenues of $16,251,000 in 2005 compared to $16,350,000 in 2004, a decrease of $99,000. The remainder of the decrease in the music segment is due primarily to a smaller volume of successful new releases and compilations in 2005 compared to 2004. The Company’s Internet segment had revenues of $5,624,000 in 2005 compared to $4,225,000 in 2004, an increase of $1,399,000 or 33.1%, primarily related to an increase in advertisers.

Expenses.   Direct operating expenses increased to $180,046,000 in 2005 from $171,275,000 in 2004, an increase of $8,771,000 or 5.1%. The Company’s television segment direct operating expenses were $133,430,000 in 2005 compared to $125,378,000 in 2004, an increase of $8,052,000 or 6.4%. The increase is due to increased programming costs of $4,419,000, increased license fee expense of $1,358,000 paid under our Program License Agreements, increased news and technical costs of $2,860,000, offset by a decrease in costs related to WLII of $585,000, excluding license fee costs. The Company’s radio segment had direct operating expenses of $16,663,000 in 2005 compared to $15,290,000 in 2004, an increase of $1,373,000 or 9%. The increase is due to increased programming costs of $1,030,000 and technical cost of $343,000. The Company’s music segment’s direct operating expenses were $26,904,000 in 2005 compared to $27,275,000 in 2004, a decrease of $371,000 attributable to decreased production costs resulting from lower revenues. The Company’s Internet segment had direct operating expenses of $3,049,000 in 2005 compared to $3,332,000 in 2004, an improvement of $283,000 or 8.5%. As a percentage of net revenues, the Company’s direct operating expenses increased from 34.6% in 2004 to 35.4% in 2005.

Selling, general and administrative expenses decreased to $145,561,000 in 2005 from $146,509,000 in 2004, a decrease of $948,000 or ..6%. The Company’s television segment selling, general and administrative expenses were $87,402,000 in 2005 compared to $89,924,000 in 2004, a decrease of $2,522,000 or 2.8%. The decrease is due to a decrease in compensation and employee benefit costs of $3,609,000 and other savings of $1,338,000 offset by increased research costs of $1,937,000 and selling costs of $488,000 reflecting higher sales in 2005. The Company’s radio segment had selling, general and administrative expenses of $40,736,000 in 2005 compared to $40,939,000 in 2004, a decrease of $203,000 or .5%. The decrease is due to lower legal and insurance costs of $488,000, lower software license costs of $329,000 and other savings of $1,082,000 offset by increased selling costs of $1,696,000 reflecting higher sales in 2005. The Company’s music segment had selling, general and administrative expenses of $14,956,000 in 2005 compared to $12,690,000 in 2004, an increase of $2,266,000. The increase is due primarily to increased promotional costs of $2,257,000. The Company’s Internet segment had selling, general and administrative expenses of $2,467,000 in 2005 compared to $2,956,000 in 2004, a decrease of $489,000. As a percentage of net revenues, the Company’s selling, general and administrative expenses decreased from 29.6% in 2004 to 28.6% in 2005.

Depreciation and Amortization.   Depreciation and amortization decreased to $23,389,000 in 2005 from $27,303,000 in 2004, a decrease of $3,914,000 or 14.3%. The Company’s depreciation expense decreased to $19,196,000 in 2005 from $20,129,000 in 2004, a decrease of $933,000 primarily related to the disposal of various fixed assets. The Company had amortization of intangible assets of $4,193,000 and $7,174,000 in 2005 and 2004, respectively, a decrease of $2,981,000, which is due primarily to elimination of amortization of radio intangible assets related to advertising contracts and a reduction of music intangible assets being amortized, primarily artist contracts. Depreciation and amortization expense for the television segment increased by $645,000 to $16,728,000 in 2005 from $16,083,000 in 2004 due to increased depreciation expense of $275,000 and amortization expense of $370,000, primarily related to WLII. Depreciation and amortization expense for the radio segment decreased by $2,257,000 to $2,787,000 in 2005 from $5,044,000 in 2004 due to a decrease in amortization of intangibles of $1,581,000 resulting primarily from the elimination of radio intangible assets related to advertising contracts and a decrease in depreciation expense of $676,000. Advertiser contracts were being amortized over a nine-month period that expired in June 2004. Depreciation and amortization expense for the music segment decreased by $1,718,000 to $3,433,000 in 2005 from $5,151,000 in 2004, primarily related to a reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years, but most will be amortized by the end of 2005. Depreciation and amortization expense for the Internet segment decreased by $584,000 to $441,000 in 2005 from $1,025,000 in 2004, primarily related to a decrease in depreciation expense related to the disposal of certain assets.

Operating Income.   As a result of the above factors, operating income increased to $159,468,000 in 2005 from $150,204,000 in 2004, an increase of $9,264,000 or 6.2%. The Company’s television segment had operating income of $117,105,000 in 2005 and $118,259,000 in 2004, a decrease of $1,154,000. The Company’s radio segment had operating income of $39,096,000 in 2005 compared to $29,774,000 in 2004, an increase of $9,322,000. The Company’s music segment had operating income of $3,600,000 in 2005 compared to $5,259,000 in 2004, a decrease of $1,659,000. The Company’s Internet segment had an operating loss of $333,000 in 2005 compared to a loss of $3,088,000 in 2004, an improvement of $2,755,000. The Company’s Internet segment is expected to generate an operating loss in 2005. As a percentage of net revenues, the Company’s operating income increased from 30.3% in 2004 to 31.4% in 2005.

Interest Expense, net.   Interest expense increased to $19,014,000 in 2005 from $15,396,000 in 2004, an increase of $3,618,000 or 23.5%. The increase is due primarily to higher interest rates. See “Liquidity and Capital Resources—Debt Instruments.”

Stock dividend.   The company recorded stock dividend income of $453,000 for the three months ended June 30, 2005 and 2004.

Noncontrolling interest of variable interest entities.   Under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family, and WLII, which had been owned 100% by Raycom. On June 30, 2005, the Company acquired WLII for approximately $190,000,000, excluding acquisition costs, see “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.” Consequently, the Company recorded a noncontrolling interest loss of $202,000 in 2005, which consists of a charge of $368,000 related to the Chavez family’s 50% ownership of Disa and income of $166,000 related to Raycom’s 100% ownership of WLII. In 2004, the Company recorded a noncontrolling interest loss of $1,496,000 related to its variable interest entities. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. The use of the equity method of accounting prior to June 30, 2004 and the consolidation of Disa since April 1, 2004 have the same effect on the Company’s net income. WLII’s net income has no impact on our net income since Raycom owned 100% of WLII.

Equity (Income) Loss in Unconsolidated Subsidiaries and Other.   Equity (income) loss in unconsolidated subsidiaries and other improved by $1,099,000 to income of $235,000 in 2005 from a loss of $864,000 in 2004, due primarily to lower losses on equity method investments.

Nontemporary decline in fair value of investment.   The Company recorded a charge for a nontemporary decline in the fair value of its Entravision investment of $48,336,000. See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.”

Provision for Income Taxes.   In 2005, the Company reported an income tax provision of $55,673,000, representing $45,615,000 of current tax expense and $10,058,000 of deferred tax expense. In 2004, the Company reported an income tax provision of $48,266,000, representing $27,175,000 of current tax expense and $21,091,000 of deferred tax expense. The total effective tax rate was 60.7% in 2005 and 36.6% in 2004. The Company’s effective tax rate of 60.7% for 2005 is higher than the 36.6% for 2004 due primarily to the charge for the nontemporary decline in the fair value of the Entravision investment, for which no tax benefit was recorded, and a tax benefit recorded in the second quarter of 2004 of $4,737,000, resulting from the resolution of various federal and state income tax audits.

Net Income.   As a result of the above factors, the Company reported net income in 2005 of $36,104,000 compared to net income of $83,744,000 in 2004, a decrease of $47,640,000 or 56.9%. Following the adoption of FIN 46 on March 31, 2004, the Company’s inclusion of the variable interest entities, Disa and WLII, in the Company’s results of operations did not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company’s net income. WLII’s net income had no impact on our net income since Raycom owned 100% of WLII. As a percentage of net revenues, the Company’s net income decreased from 16.9% in 2004 to 7.1% in 2005.

Operating Income before Depreciation and Amortization.   Operating income before depreciation and amortization increased to $182,857,000 in 2005 from $177,507,000 in 2004, an increase of $5,350,000 or 3.0%. As a percentage of net revenues, the Company’s operating income before depreciation and amortization increased from 35.8% in 2004 to 36% in 2005.

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
	(Dollars in thousands)
Operating income before depreciation and amortization	$182,857	$177,507
Depreciation and amortization	23,389	27,303
Operating income	159,468	150,204
Other expense (income):
Interest expense, net	19,014	15,396
Amortization of deferred financing costs	827	891
Stock dividend	(453)	(453)
Equity (income) loss in unconsolidated subsidiaries and other	(235)	864
Nontemporary decline in fair value of investment	48,336	—
Noncontrolling interest of variable interest entities	202	1,496
Provision for income taxes	55,673	48,266
Net income	$36,104	$83,744

	Three Months Ended June 30, 2005
	Consolidated		Television		Radio	Music		Internet
	(Dollars in thousands)
Operating income before depreciation and amortization	$182,857	(a)	$133,833	(a)	$41,883	$7,033	(a)	$108
Depreciation and amortization	23,389		16,728		2,787	3,433		441
Operating income (loss)	$159,468		$117,105		$39,096	$3,600		$(333)

(a)           Consolidated VIE operating income before depreciation and amortization totaled $5,639,000, the television and music VIEs contributed income of $2,642,000 and $2,997,000 to the total, respectively.

	Three Months Ended June 30, 2004
	Consolidated		Television		Radio	Music		Internet
Operating income (loss) before depreciation and amortization	$177,507	(b)	$134,342	(b)	$34,818	$10,410	(b)	$(2,063)
Depreciation and amortization	27,303		16,083		5,044	5,151		1,025
Operating income (loss)	$150,204		$118,259		$29,774	$5,259		$(3,088)

(b)          Consolidated VIE operating income before depreciation and amortization totaled $6,182,000 the television and music VIEs contributed $1,764,000 and $4,418,000 to the total, respectively.

Liquidity and Capital Resources

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service, capital expenditures and operations historically have been, and we expect will continue to be provided by, funds from operations and by borrowings.

Cash and cash equivalents were $87,634,000 at June 30, 2005, and $189,868,000 at December 31, 2004. The decrease of $102,234,000 was attributable to capital expenditures of $38,809,000, station acquisition costs of $220,195,000 and repurchases of $216,084,000 now held in treasury offset by net cash provided from operating activities of $187,591,000, proceeds from borrowings of $185,000,000 and other sources of funds of $263,000. Cash and cash equivalents related to the variable interest entities were $25,954,000 at June 30, 2005, and $25,820,000 at December 31, 2004.

Capital Expenditures

Capital expenditures totaled $38,809,000 for the six months ended June 30, 2005. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. In 2005, the Company plans on spending a total of approximately $125,000,000, which consists of $35,000,000 for station facilities in Houston and Puerto Rico; $15,000,000 for Univision Network upgrades and facilities expansion; $17,000,000 primarily for radio station facility upgrades; $16,000,000 for TeleFutura Network upgrades and facilities expansion; and approximately $42,000,000 primarily for normal capital improvements.

Stock Purchase Plan

On February 17, 2005, the Company announced that its Board of Directors approved the repurchase of up to $500,000,000 of its outstanding Class A Common Stock. The share repurchases have been and will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2005. During the three and six months ended June 30, 2005, respectively, the Company repurchased 7,489,500 and 8,174,300 shares of its Class A Common Stock totaling $197,618,000 and $216,084,000.

Debt Instruments

The Company’s 7.85% senior notes due 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year. On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. These senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. As part of the $700,000,000 note transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At June 30, 2005, the Company had a swap liability with a fair value of $7,488,000 reported in other long-term liabilities related to this transaction. The $700,000,000 senior notes are carried at fair value at June 30, 2005. The 7.85% senior notes due 2011 with a face value of $500,000,000 and book value of $496,777,000 have a fair value of approximately $580,000,000 at June 30, 2005.

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

At June 30, 2005, the Company had a $500,000,000 revolving credit facility with a syndicate of commercial lenders that will mature on July 18, 2006. At June 30, 2005, the Company had bank borrowings outstanding under its revolving credit facility of $185,000,000 resulting from the Company’s acquisition of WLII (See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.”) The Company has approximately $42,000,000 of letters of credit outstanding under the credit facility, which primarily includes $33,000,000 related to the FIFA World Cup Agreement.

Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 1.00% as of June 30, 2005. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the six months ended June 30, 2005, the Company’s effective interest rate, excluding deferred financing costs, on its bank debt and senior notes was approximately 5.7%.

The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its Program License Agreements in a manner the lenders determine is materially adverse to the Company. At June 30, 2005, the Company was in compliance with its financial covenants.

The subsidiaries that guarantee the Company’s obligations under its credit agreement also guarantee the senior notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The Company’s variable interest entity, Disa, which is not wholly-owned by the Company, does not guarantee the Company’s bank credit agreement or senior notes. The guarantees of the obligations under the revolving credit facility and the senior notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor’s Rating Services and Baa2 or better by Moody’s Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor’s or Baa3 by Moody’s. The Company’s senior unsecured debt is currently rated BBB- by Standard & Poor’s Rating Services and Baa2 by Moody’s Investor Service, Inc.

Acquisitions

The Company acquired WLII for $190,000,000, excluding acquisition costs, during the six months ended June 30, 2005 (See “Notes to Condensed Consolidated Financial Statements—9. Investments and Variable Interest Entities.”). In addition, the Company acquired a construction permit to build a station in the Austin, Texas market for approximately $19,700,000, approximately $15,500,000 was paid in 2005 and $4,200,000 was paid in 2000. The Company paid for the acquisition primarily from its revolving credit facility. In 2004, the Company acquired the assets of radio stations in Long Island, New York and Fresno, California for an aggregate amount of approximately $68,000,000 and the assets of a television station in Sacramento, California for approximately $65,000,000. The Company paid for the acquisitions primarily from its revolving credit facility and cash on hand.

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

Contractual Obligations & Other Pending Transactions

On December 23, 2003, the Company entered into a lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the second half of 2006. The lease was amended in June 2005 and, among other things, the term of the lease was extended from 40 to 50 years. The sum of the lease payments will be approximately $76,000,000 over 50 years. As a result of the amendment, since the Company is no longer required to pay for costs related to the construction of the building, the lease which had been capitalized by the Company at an estimated fair value of approximately $17,300,000 was reversed during June 2005.

As a result of our acquisition of WLII referred to above, the Company is required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options are exercisable at a price equal to the pro rata portion of the Company’s purchase price for the stations (including costs) during a period of 90 days from the closing of the Company’s acquisition of the stations.

In June 2001, the Company acquired a 50% interest in Disa. The Company has a call right and the Chavez family, who own the other 50% interest in Disa, has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

In January 2004, the Company amended its employment arrangement with José Behar, President and Chief Executive Officer of Univision Music Group, and assigned the employment agreement to Univision Music LLC, and as a result has amended the operating agreement of Univision Music LLC. Under the terms of the amended operating agreement, in 2006, Diara Inc., which is wholly-owned by José Behar, has a put right and the Company has a call right that would require the Company to purchase a portion of Diara’s interest in Univision Music LLC. At June 30, 2005, the Company has accrued $6,800,000 for the 2006 purchase of a portion of Diara’s interest in Univision Music LLC. In 2009, Diara has a put right and the Company has a call right that would require the Company to purchase the remainder of Diara’s interest in Univision Music LLC.

In August 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 are due over the term of the agreement with the remaining payments as of June 30, 2005 due as follows:

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

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all 36,926,600 of its shares of the Entravision Class A and Class C common stock that it previously owned for 369,266 shares of Entravision’s new Series U preferred stock in September 2003. The Series U preferred stock was mandatorily convertible into common stock when and if Entravision created a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock. During the second quarter of 2004, Entravision created its new Class U common stock and the 369,266 shares of Entravision Series U preferred stock held by the Company were converted into 36,926,600 shares of Class U common stock effective as of July 1, 2004. Also, as part of the consent decree with the United States Department of Justice, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The Company’s ownership of Entravision on a fully converted basis is approximately 27%.

During the quarter ended June 30, 2005, the Company recorded a charge of $48,336,000 related to an other than temporary decline in the value of its Entravision stock. The fair value of our investment in Entravision common stock was $7.79 per share at June 30, 2005 as compared to our average cost basis of $9.10 per share. This represents a decline from our cost basis of $48,336,000 or approximately 14% as of June 30, 2005. The Entravision common stock price has closed below our average cost basis since May 3, 2004. Based on these and other factors, we performed an analysis to evaluate whether there is an other than temporary impairment in our investment. We evaluated both qualitative and quantitative factors including: analysts reports specific to Entravision, industry analyst reports, the announced operating results of Entravision for the year ended December 31, 2004 and the six months ended June 30, 2005, earnings guidance provided by Entravision, the volatility of the stock price, the severity of the decline (14% at June 30, 2005), our requirement to reduce our ownership in Entravision to 15% by March 2006 and to 10% by March 2009 and the duration of the decline, which has been greater than one year. While we cannot determine the cash that will ultimately be realized from our investment in Entravision, based on primarily the duration of the decline, we have concluded that the decline is other than temporary. The Company is recording a charge of $48,336,000, but does not believe it reflects the true long-term economic value of Entravision’s assets or the potential future growth of the Entravision stock price. We will continue to monitor the Entravision stock price, its operating results, the performance and outlook for the media sector in general and Entravision in particular and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods.

The Company did not record a tax benefit related to the charge. The Company recorded a deferred tax asset of $18,900,000 related to its capital loss that was offset by a valuation allowance for the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded will not be realized.

A new cost basis in our investment in Entravision stock is established with the charge. Accordingly, any gain or loss on future transactions involving Entravision stock will be measured by comparing our newly established cost basis ($7.79 per share) to the fair value of the Entravision stock at the transaction date. The fair value of Entravision stock at August 3, 2005 was $8.61 per share. See “Notes to Condensed Consolidated Financial Statements—10. Subsequent Event”. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision. Entravision is restricted under its credit agreement from making dividend payments.

Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations listed below, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank credit facility, will be adequate to meet liquidity needs in the near and foreseeable future.

Below is a summary of the Company’s major contractual payment obligations as of June 30, 2005:

Major Contractual Obligations
As of June 30, 2005

	Payments Due By Period
	2005	2006	2007	2008	2009	Thereafter	TOTAL
	$ in thousands
Senior notes principal	$—	$250,000	$200,000	$250,000	$—	$500,000	$1,200,000
Senior notes interest-fixed	19,625	39,250	39,250	39,250	39,250	78,500	255,125
Senior notes interest-variable(a)	12,370	25,125	16,431	9,156	—	—	63,082
Bank Debt	—	185,000	—	—	—	—	185,000
Operating leases	17,149	32,396	29,622	27,749	24,527	137,788	269,231
Capital leases(b)	3,840	7,460	7,260	7,260	7,260	44,283	77,363
Puerto Rico building lease	—	170	1,020	1,020	1,020	73,000	76,230
Spanish programming(c)	28,039	102,983	32,679	15,093	12,616	10,209	201,619
English programming(d)	2,113	3,056	1,662	1,396	1,574	—	9,801
Nielsen(e)	17,950	31,835	17,909	18,609	19,782	47,142	153,227
Music License Fees	7,432	15,421	11,098	7,848	4,648	—	46,447
	$108,518	$692,696	$356,931	$377,381	$110,677	$890,922	$2,537,125

(a)           Interest expense is based on the LIBOR rate at June 30, 2005.

(b)          Amounts include a transponder agreement that will be capitalized by the Company in the first quarter 2006, totaling $23,400,000.

(c)           Amounts exclude the license fees that will be paid in accordance with the Program License Agreement, which is based primarily on 15% of Combined Net Time Sales.

(d)          Programming costs relates to the USA Broadcasting acquisition in 2001.

(e)           In June 2005, the Company entered into  an agreement with Nielsen Media Research to provide local market television programming ratings services through 2012 at a total cost of approximately $132,000,000. The Company has other agreements with Nielsen, one of which expires in 2006.

Below are items not included in the summary table above:

The Company has a contractual obligation to fund its TuTV joint venture up to $20,000,000 through June 30, 2006. As of June 30, 2005, the Company has funded $3,500,000 and does not anticipate any additional funding for this joint venture.

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

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company’s overall interest rate exposure on its fixed-to-float interest rate swap on its senior notes of $700,000,000 and its bank loans outstanding of $185,000,000 at June 30, 2005, a change of 10% in interest rates would have an impact of approximately $3,300,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company’s 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. We received net proceeds of $694,526,000 from the issuance of these senior notes, which pay simple interest on April 15 and October 15 of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At June 30, 2005, the Company had a swap liability of $7,488,000 reported in other long-term liabilities related to this transaction.

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

Item 4.                        Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of June 30, 2005, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. To further enhance our internal controls, Peter H. Lori was appointed Corporate Controller and Chief Accounting Officer of the Company, effective April 1, 2005.

Part II

Item 1.                        Legal Proceedings

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with some of their programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments.

Televisa has filed an amended complaint in the United States District Court Central District of California alleging breach by us of our program license agreement with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Televisa’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out the provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory.

In relation to such claims, Televisa seeks monetary relief in an amount not less than $1.5 million for breach and, for anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. The Company denies any breach or anticipated breach of the program license agreement with Televisa and intends to vigorously defend the lawsuit.

Item 2.                        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

A summary of the Company’s purchases of its Class A Common Stock during the three months ended June 30, 2005 under its $500,000,000 stock repurchase plan authorized by its Board of Directors on February 17, 2005 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2005	2,713,200	$26.21	2,713,200
May 1 - 31, 2005	3,932,400	$26.35	3,932,400
June 1 - 30, 2005	843,900	$26.92	843,900
Total	7,489,500	$26.37	7,489,500	$283,916,197

The share repurchase plan will expire on December 31, 2005.

Item 4.                        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 11, 2005, at which stockholders elected Directors and one Alternate Director and ratified the appointment of Ernst & Young LLP as the Company’s independent public accountant for the fiscal year 2005. The number of shares of the Company’s Class A, Class P, Class T and Class V Stock present at the meeting, by proxy or in person, collectively represented 90% of the voting interest of classes of stock outstanding and eligible to vote at the Annual Meeting.

The holders of the Class A and Class P elected all seven Class A/P Directors as follows:

Nominees	Votes For	Votes Withheld
A. Jerrold Perenchio	488,501,323	78,276,112
Anthony Cassara	490,352,036	76,425,399
Harold Gaba	555,601,140	11,176,295
Alan F. Horn	549,012,478	17,764,957
John G. Perenchio	487,249,432	79,528,003
Ray Rodriguez	486,253,264	80,524,171
McHenry T. Tichenor, Jr.	486,239,469	80,537,966

The holders of the Class V Common Stock elected Gustavo Cisneros as the Class V Director and Alejandro Rivera as the Class V Alternate Director. All 17,837,164 shares of Class V Common Stock present at the meeting were voted in favor of their election.

Effective as of May 9, 2005, Emilio Azcarraga Jean resigned as a Class T director of Univision Communications Inc. and Alfonso de Angoitia resigned as a Class T alternate director of Univision Communications Inc. They have indicated that they will not seek re-election, and the holders of Class T Common Stock will elect a new director and new alternate director. They have not informed the Company of a date for such re-election or the identity of such new director and alternate director.

The votes cast by the holders of the Class A, Class P and Class V for the ratification of the appointment of Ernst & Young LLP as the Company’s independent public accountant were as follows: 582,378,649 for, 535,469 against and 1,700,481 abstained.

The votes cast by the holders of the Class A, Class P and Class V for the adoption of the 2004 stockholder proposal submitted by AFL-CIO Reserve Fund (beneficial owner of 200 shares of our common stock) were as follows: 143,362,893 for, 417,553,252 against and 2,061,178 abstained. There were 21,637,276 broker non-votes.

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

UNIVISION COMMUNICATIONS INC.
(Registrant)
	By	/s/ PETER H. LORI
August 5, 2005		Peter H. Lori
Corporate Controller and
Chief Accounting Officer