Form 10-Q
period 2005-09-30
UNIVISION COMMUNICATIONS INC
filed 2005-11-07
CIK 1017008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒.

There were 237,891,003 shares of Class A Common Stock, 36,962,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of October 14, 2005.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,819	$189,868
Accounts receivable, net	374,750	331,824
Program rights	39,104	34,434
Prepaid expenses and other	105,954	82,363
Total current assets	605,627	638,489
Property and equipment, net	547,354	551,138
Intangible assets, net	4,274,453	4,283,049
Goodwill	2,235,946	2,199,199
Deferred financing costs, net	7,951	10,433
Program rights	30,367	36,879
Investments in equity method investees	63,954	63,885
Investments in cost method investees	324,063	371,040
Other assets	24,938	73,014
Total assets	$8,114,653	$8,227,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$269,227	$229,493
Income taxes	12,865	2,226
Accrued interest	39,454	23,110
Accrued license fees	19,633	13,623
Program rights obligations	17,104	18,323
Current portion of long-term debt and capital lease obligations	243,911	4,740
Total current liabilities	602,194	291,515
Long-term debt	1,182,250	1,190,374
Capital lease obligations	34,624	37,306
Program rights obligations	23,168	30,881
Deferred tax liabilities	1,010,328	975,794
Other long-term liabilities	41,318	54,158
Total liabilities	2,893,882	2,580,028
Noncontrolling interest of variable interest entities	57,030	259,394
Stockholders’ equity:
Preferred stock, $.01 par value (10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock, $.01 par value (1,040,000,000 shares authorized; 324,834,771 and 324,349,028 shares issued, including shares in treasury, at September 30, 2005 and December 31, 2004, respectively)	3,248	3,243
Paid-in-capital	4,649,017	4,640,554
Deferred compensation	(1,615)	(1,847)
Retained earnings	929,067	769,321
Accumulated other comprehensive losses	(1,189)	(1,374)
	5,578,528	5,409,897
Less common stock held in treasury (15,877,880 and 1,017,180 shares at September 30, 2005 and December 31, 2004, respectively)	(414,787)	(22,193)
Total stockholders’ equity	5,163,741	5,387,704
Total liabilities and stockholders’ equity	$8,114,653	$8,227,126

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues:
Television, radio and Internet services	$446,688	$422,538	$1,277,063	$1,193,940
Music products and publishing	50,811	54,887	161,919	131,660
Total net revenues	497,499	477,425	1,438,982	1,325,600
Direct operating expenses of television, radio and Internet services	151,041	145,568	451,453	421,648
Direct operating expenses of music products and publishing	27,326	30,023	91,844	72,734
Total direct operating expenses (excluding depreciation and amortization)	178,367	175,591	543,297	494,382
Selling, general and administrative expenses (excluding depreciation and amortization)	138,675	133,966	416,016	395,706
Depreciation and amortization	22,619	23,907	69,852	75,896
Operating income	157,838	143,961	409,817	359,616
Other expenses (income):
Interest expense, net	22,112	15,975	60,474	47,054
Loss on extinguishment of debt	—	467	—	467
Amortization of deferred financing costs	827	873	2,482	2,643
Stock dividend	(453)	(453)	(1,359)	(6,000)
Equity (income) loss in unconsolidated subsidiaries and other	(508)	(122)	(754)	1,845
Nontemporary decline in fair value of investment	—	—	48,336	—
Noncontrolling interest of variable interest entities	2,576	4,432	1,871	5,928
Income before income taxes	133,284	122,789	298,767	307,679
Provision for income taxes	54,120	49,388	139,021	118,981
Net income	79,164	73,401	159,746	188,698
Other comprehensive income (loss):
Currency translation adjustment	(28)	(15)	185	(1,438)
Comprehensive income	$79,136	$73,386	$159,931	$187,260
Basic Earnings Per Share
Net income per share	$0.25	$0.23	$0.50	$0.58
Weighted average common shares outstanding	313,569,290	322,921,885	318,536,218	322,577,817
Diluted Earnings Per Share
Net income per share	$0.23	$0.21	$0.46	$0.53
Weighted average common shares outstanding	342,696,516	353,057,133	347,732,460	353,008,702

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Net income	$159,746	$188,698
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	58,954	60,576
Amortization of intangible assets and deferred financing costs	13,380	17,964
Deferred income taxes	33,792	47,462
Stock dividend	(1,359)	(6,000)
Noncontrolling interest of variable interest entities	1,871	5,928
Equity (income) loss in unconsolidated subsidiaries	(754)	1,420
Nontemporary decline in fair value of investment	48,336	—
(Gain) loss on sale of property and equipment	(1,656)	393
Loss on extinguishment of debt	—	467
Other non-cash items	856	(53)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(42,650)	(15,118)
Program rights	1,842	4,265
Prepaid expenses and other	9,929	3,651
Accounts payable and accrued liabilities	28,437	(4,521)
Income taxes	13,612	10,108
Income tax benefit from options exercised	3,791	4,270
Accrued interest	16,344	(3,995)
Accrued license fees	6,010	1,555
Program rights obligations	(8,932)	2,445
Other, net	(7,301)	(5,491)
Net cash provided by operating activities	334,248	314,024
Cash flow from investing activities:
Acquisitions, net of acquired cash	(219,715)	(135,876)
Purchase of Los Angeles building	—	(52,530)
Capital expenditures	(65,108)	(47,315)
(Distributions to) contributions from Disa partner	(6,209)	1,115
Cash of variable interest entities	—	12,196
Proceeds from sale of property and equipment	5,090	729
Other, net	(897)	(1,248)
Net cash used in investing activities	(286,839)	(222,929)
Cash flow from financing activities:
Proceeds from issuance of long-term debt	333,000	170,000
Repayment of long-term debt	(96,511)	(273,784)
Purchases of treasury shares	(392,594)	—
Proceeds from issuance of common stock	—	599,426
Repurchase of common stock	—	(599,426)
Exercise of stock options	4,647	22,687
Payment of offering costs	—	(57)
Deferred financing costs	—	(266)
Net cash used in financing activities	(151,458)	(81,420)
Net (decrease) increase in cash	(104,049)	9,675
Cash and cash equivalents, beginning of year	189,868	76,677
Cash and cash equivalents, end of period	$85,819	$86,352
Supplemental disclosure of cash flow information:
Interest paid	$56,441	$57,766
Income taxes paid	$66,509	$50,130

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)

1.   Organization of the Company

Univision Communications Inc., together with the subsidiaries through which its businesses are conducted (the “Company,” “we,” “us” and “our”), is the leading Spanish-language media company in the United States and operates in four business segments: television, radio, music and Internet. The Company’s television operations include the Univision and TeleFutura networks, the Company’s owned and operated television stations and Galavisión. Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its radio network and owned and operated radio stations. The Company’s music operations include the Univision Records label, Fonovisa Records label and the variable interest entity, Disa Records, S.A. de C.V. (“Disa”). Univision Online, Inc. (“Univision Online”) operates the Company’s Internet portal, Univision.com. See “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities” for a discussion of the variable interest entities of the television and music businesses.

2.   Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited, but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004.

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
September 30, 2005
(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share for future awards by increasing compensation cost and decreasing earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153, is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effect on the Company’s financial position and results of operations will primarily depend on the significance of television and radio station exchange transactions the Company enters into in the future.

3.   Recent Developments

On November 2, 2005, Univision Communications Inc. announced a cost reduction plan that will reduce its workforce and abandon certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan includes reducing approximately 5.9% of the current workforce by eliminating job redundancies and inefficiencies. The Company expects to incur a pre-tax charge of approximately $25 million in the fourth quarter of 2005, which will result in cash expenditures that will approximate $20 million. The plan is expected to be completed during the fourth quarter of 2005.

On November 2, 2005, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2010 and 2014 Fédération Internationale de Football Association (“FIFA”) World Cup soccer games and other 2007-2014 FIFA events. A series of payments totaling $325 million is due over the term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games.

On November 1, 2005, the Company’s Board of Directors approved the repurchase of an additional $500 million of its outstanding Class A Common Stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

3. Recent Developments (Continued)

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with some of their programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court Central District of California alleging a breach by us of our PLA with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief. Neither party has alleged that its claims amount to material breaches that would permit termination of the PLA.

4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission (“FCC”). Over the last five years, all the television and radio licenses that have been up for renewal have been renewed and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future, therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. The licenses would not be amortized until their useful life is deemed to no longer be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested annually for impairment, or more frequently if circumstances indicate a possible impairment exists.

Goodwill is recorded at the various reporting units, which is the operating segment. For purposes of performing the impairment test of goodwill, we established the following reporting units: Television, Radio, Music and Internet. The Company compares the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company also compares the fair value of indefinite-lived intangible assets to their carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for broadcast licenses, other indefinite-lived intangible assets and goodwill are determined primarily based on discounted cash flows, market multiples or appraised values as appropriate. The Company has evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2004 and has concluded

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

4. Goodwill and Other Intangible Assets (Continued)

that it does not have an impairment loss related to these assets. In the future, the Company may incur impairment charges under SFAS No. 142 if market values decline and the Company does not achieve expected cash flow growth rates. The Company has commenced its annual review of indefinite lived intangible assets as of October 1, 2005. The impairment testing is expected to be completed in the fourth quarter of 2005. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations and for purposes of impairment testing.

Below is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and estimated aggregate amortization expense for the years 2005 through 2010:

	As of September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$13,239	$7,461
Fonovisa contracts, primarily artist contracts	44,580	35,368	9,212
Disa contracts, primarily artist contracts	66,328	58,134	8,194
Broadcast agreement	9,892	2,096	7,796
Advertiser related intangible, primarily advertiser contracts	4,991	4,650	341
Other amortizable intangibles	4,562	1,587	2,975
Total	$151,053	$115,074	35,979
Intangible Assets Not Being Amortized
Broadcast licenses			4,220,518
Goodwill			2,235,946
Music trademarks			15,800
Other intangible assets			2,156
Total			6,474,420
TOTAL NET INTANGIBLE ASSETS			$6,510,399

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

4. Goodwill and Other Intangible Assets (Continued)

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$12,463	$8,237
Fonovisa contracts, primarily artist contracts	44,580	32,219	12,361
Disa contracts, primarily artist contracts	66,328	52,584	13,744
Advertiser related intangible, primarily advertiser contracts	4,991	4,454	537
Other amortizable intangibles	5,203	1,135	4,068
Total	$141,802	$102,855	38,947
Intangible Assets Not Being Amortized
Broadcast licenses			4,226,288
Goodwill			2,199,199
Music trademarks			15,800
Other intangible assets			2,014
Total			6,443,301
TOTAL NET INTANGIBLE ASSETS			$6,482,248

	Segments				Total
	Television	Radio	Music	Internet	Goodwill
	(In thousands)
Balance as of December 31, 2004	$411,983	$1,524,822	$262,394	—	$2,199,199
Deferred tax liability adjustment	3,338	3,112	—	—	6,450
Radio appraisal adjustment	—	(7,596)	—	—	(7,596)
Fonovisa goodwill adjustment	—	—	(200)	—	(200)
Purchase consideration and appraisal adjustment for WLII	38,093	—	—	—	38,093
Balance as of September 30, 2005	$453,414	$1,520,338	$262,194	$—	$2,235,946

(In thousands)
Estimated Amortization Expenses
For the year ended 12/31/05	$13,900
For the year ended 12/31/06	$8,500
For the year ended 12/31/07	$6,500
For the year ended 12/31/08	$5,000
For the year ended 12/31/09	$3,600
For the year ended 12/31/10	$3,000

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

5.   Investments and Variable Interest Entities

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all of its Entravision voting common stock for 36,926,600 shares of Class U common stock. The Entravision Class U common stock has limited voting rights and does not include the right to elect directors. Also, as part of the consent decree with the DOJ, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The Company’s ownership of Entravision as of September 30, 2005 on a fully converted basis is approximately 27%.

On July 26, 2005, the Company announced that it had entered into a definitive agreement with Entravision to acquire radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for $90 million. The Company will pay for the acquisition with shares of Entravision common stock held by the Company.

During the three months ended June 30, 2005, the Company recorded a charge of $48,336,000 related to an other than temporary decline in the value of its Entravision stock. The fair value of our investment in Entravision common stock was $7.79 per share at June 30, 2005 as compared to our average cost basis of $9.10 per share.  The Entravision common stock price closed below our average cost basis for the period May 3, 2004 through June 30, 2005. Based on these and other factors, we performed an analysis to evaluate whether there is an other than temporary impairment in our investment. We evaluated both qualitative and quantitative factors including; analysts reports specific to Entravision, industry analyst reports, the announced operating results of Entravision for the year ended December 31, 2004 and the six months ended June 30, 2005, earnings guidance provided by Entravision, the volatility of the stock price, the severity of the decline (14% at June 30, 2005), our requirement to reduce our ownership in Entravision to 15% by March 2006 and to 10% by March 2009 and the duration of the decline, which has been greater than one year. While we cannot determine the cash or other assets that will ultimately be realized from our investment in Entravision, we concluded that the decline was other than temporary. We will continue to monitor the Entravision stock price, its operating results, the performance and outlook for the media sector in general and Entravision in particular and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods.

The Company did not record a tax benefit related to the charge. The Company recorded a deferred tax asset of $18,900,000 related to its capital loss that was offset by a valuation allowance for the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded will not be realized. Due to the tax benefit of the charge not being recorded, the Company’s total effective tax rate increased to 46.5% for the nine months ended September 30, 2005. The Company’s effective tax rate of 38.7% for the nine months ended September 30, 2004 was due primarily to a tax benefit recorded in the second quarter of 2004 of $4,737,000, resulting from the resolution of various federal and state income tax audits.

A new cost basis in our investment in Entravision stock was established with the charge. Accordingly, any gain or loss on future transactions involving Entravision stock will be measured by comparing our newly established cost basis of $7.79 per share to the fair value of the Entravision stock at the transaction

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

5.   Investments and Variable Interest Entities (Continued)

date. The Entravision common stock price at September 30, 2005 was $7.87 per share and $7.76 per share at October 28, 2005. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision. Entravision is restricted under its credit agreement from making dividend payments.

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

In addition, under the guidelines of FIN 46, since March 31, 2004, the Company was required to consolidate the assets, liabilities, and operating results of the Puerto Rico stations,  WLII/WSUR, Inc., a Delaware corporation (“WLII”), which were wholly owned by Raycom Media, Inc. (“Raycom”). On June 30, 2005, the Company acquired Raycom’s ownership interest in WLII in Puerto Rico for approximately $190,000,000, excluding acquisition costs. The funds came primarily from the Company’s bank credit facility. WLII is now a wholly owned subsidiary of the Company and is no longer a VIE. In connection with the acquisition, the Company was required to offer Televisa the right to acquire a 15% interest in WLII and an affiliate of Venevision the right to acquire a 10% interest in the stations. The options were exercisable at a price equal to the pro rata portion of the Company’s purchase price for the stations (including costs) during a period of 90 days from the closing of the Company’s acquisition of the stations. Televisa and Venevision did not exercise their options, which expired in September 2005.

Prior periods were not restated upon the adoption of FIN 46. Since the Company adopted FIN 46 on March 31, 2004, the operating results of Disa Records and WLII are not included in the operating results of the Company for the three months ended March 31, 2004. Beginning April 1, 2004, Disa Records’ net revenues and operating income were included in the Company’s operating results and the Company’s net income remained the same as it would have been under the equity method of accounting that we used before we adopted FIN 46. WLII’s net revenues and operating income were also included in the

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

5.   Investments and Variable Interest Entities (Continued)

Company’s operating results from April 1, 2004 through June 30, 2005, but our net income was not affected since Raycom owned 100% of WLII in 2004 and for the six months ended June 30, 2005. The Company will continue to consolidate Disa Records under the guidelines of FIN 46 until the Company exercises its call right or the Chavez family exercises their put right and the Company purchases Disa Records. The Company has consolidated the results of operations of WLII under the guidelines of FIN 46 for the six months ended June 30, 2005 and continues to consolidate WLII from June 30, 2005 forward since WLII is now a wholly owned subsidiary of the Company.

The following represents the income statement and balance sheet information consolidated by the Company for Disa Records:

Three months ended September 30, 2005
Disa Records
(In thousands)
Net revenues	$22,461
Direct operating expenses (excluding depreciation and amortization)	11,939
Selling, general and administrative expenses (excluding depreciation and amortization)	4,048
Depreciation and amortization	1,426
Operating income	5,048
Other expense (income)	(180)
Noncontrolling interest of variable interest entities	2,576
Income before taxes	2,652
Provision for income taxes	76
Net income	$2,576

	Three months ended September 30, 2004
	Combined VIEs	Disa Records	WLII
	(In thousands)
Net revenues	$36,087	$21,136	$14,951
Direct operating expenses (excluding depreciation and amortization)	17,632	10,092	7,540
Selling, general and administrative expenses (excluding depreciation and amortization)	10,058	5,595	4,463
Depreciation and amortization	2,714	2,316	398
Operating income	5,683	3,133	2,550
Other expense (income)	(523)	60	(583)
Noncontrolling interest of variable interest entities	4,432	1,367	3,065
Income before taxes	1,774	1,706	68
Provision for income taxes	405	337	68
Net income	$1,369	$1,369	$—

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

5.   Investments and Variable Interest Entities (Continued)

	Nine months ended September 30, 2005
	Combined VIEs	Disa Records	WLII
	(In thousands)
Net revenues	$84,586	$59,056	$25,530
Direct operating expenses (excluding depreciation and amortization)	49,494	33,056	16,438
Selling, general and administrative expenses (excluding depreciation and amortization)	19,414	12,752	6,662
Depreciation and amortization	7,444	5,876	1,568
Operating income	8,234	7,372	862
Other expense (income)	2,289	(428)	2,717
Noncontrolling interest of variable interest entities	1,871	3,726	(1,855)
Income before taxes	4,074	4,074	—
Provision for income taxes	348	348	—
Net income	$3,726	$3,726	$—

WLII was a VIE for the six months ended June 30, 2005. WLII was acquired on June 30, 2005.

	Six months ended September 30, 2004
	Combined VIEs	Disa Records	WLII
	(In thousands)
Net revenues	$66,691	$37,486	$29,205
Direct operating expenses (excluding depreciation and amortization)	34,832	19,247	15,585
Selling, general and administrative expenses (excluding depreciation and amortization)	17,280	8,372	8,908
Depreciation and amortization	6,463	5,678	785
Operating income	8,116	4,189	3,927
Other expense (income)	(228)	56	(284)
Noncontrolling interest of variable interest entities	5,928	1,785	4,143
Income before taxes	2,416	2,348	68
Provision for income taxes	631	563	68
Net income	$1,785	$1,785	$—

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

5.   Investments and Variable Interest Entities (Continued)

At September 30, 2005
Disa Records
(In thousands)
Cash and cash equivalents	$29,100
Accounts receivable, net	6,499
Prepaid expenses and other	10,442
Property and equipment, net	1,188
Intangible assets, net	8,195
Goodwill	89,136
Total assets	$144,560
Accrued liabilities	$28,246
Noncontrolling interest of variable interest entity	57,030
Total stockholders’ equity	59,284
Total liabilities and stockholders’ equity	$144,560

	At December 31, 2004
	Combined VIEs	Disa Records	WLII
	(In thousands)
Cash and cash equivalents	$25,820	$23,864	$1,956
Accounts receivable, net	10,800	2,174	8,626
Prepaid expenses and other	12,092	11,408	684
Property and equipment, net	11,614	1,326	10,288
Intangible assets, net	113,745	13,745	100,000
Goodwill	179,706	89,135	90,571
Other assets	7,204	—	7,204
Total assets	$360,981	$141,652	$219,329
Accrued liabilities	$29,096	$20,576	$8,520
Other long-term liabilities	10,929	—	10,929
Noncontrolling interest of variable interest entities	259,394	59,514	199,880
Total stockholders’ equity	61,562	61,562	—
Total liabilities and stockholders’ equity	$360,981	$141,652	$219,329

6.   Debt

In the third quarter of 2005, the Company classified its revolving credit facility as a current liability. The Company is in the process of negotiating a new bank credit facility and expects it to be finalized in the fourth quarter of 2005.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

7.   Stockholder’s Equity

Share Repurchase Programs

On November 1, 2005, the Company’s Board of Directors approved the repurchase of an additional $500 million of its outstanding Class A Common Stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006.

On February 17, 2005, the Company announced that its Board of Directors had approved the repurchase of up to $500 million of its outstanding Class A Common Stock. In October 2005, the Company purchased 4,235,900 shares for $107,399,000 and on October 24, 2005, the Company completed repurchasing approximately $500 million in accordance with its stock repurchase plan. During the three and nine months ended September 30, 2005, the Company repurchased 6,686,400 and 14,860,700 shares of Class A Common Stock, respectively resulting in an increase in treasury stock of $176,511,000 and $392,594,000 under the share repurchase plan. The total shares repurchased in the open market since February 17, 2005 were 19,096,600.

Changes in Common Stock and Paid-in-Capital

During the three months ended September 30, 2005, stock options were exercised for 24,700 shares of Class A Common Stock resulting in an increase to common stock of $247 and an increase to paid-in-capital of $422,000, including $211,000, which is the tax benefit associated with the exercise of stock options. During the nine months ended September 30, 2005, stock options were exercised for 485,743 shares of Class A Common Stock resulting in an increase to common stock of $4,857 and an increase to paid-in-capital of $8,433,000, including $3,791,000, which is the tax benefit associated with the exercise of stock options. Additionally, paid-in-capital was increased by stock compensation costs of $30,000.

Performance Award Plans

The Company accounts for stock options granted to employees and directors using the intrinsic-value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which results in no charge to earnings when options are issued with an exercise price equal to fair market value at the date of grant.

The Company elected not to adopt the fair value-based method of accounting for stock-based employee compensation, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (as amended).” Had the Company adopted the fair value-based method provisions of SFAS No. 123, it would have recorded a non-cash expense for the portion of the estimated fair value of the stock options that the Company has granted to its employees and directors. See “Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies—New Accounting Pronouncements.”

On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of all unvested stock options outstanding whose exercise price was

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

7. Stockholder’s Equity (Continued)

above the then current market price of $25.56. The Compensation Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance by the Financial Accounting Standards Board of Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which will require the Company to treat unvested stock options as compensation expense effective January 1, 2006. Because the Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, and because these options were priced above current market on that date, the acceleration of vesting of these options did not result in a charge in the Company’s financial statements. Vesting acceleration increased pro forma stock based compensation, disclosed below, under the provisions of SFAS No. 123 by approximately $59 million before income tax. Assuming that there are no modifications to the affected options, the Company believes that it will not be required to recognize any compensation expense in future periods associated with the affected options. As of September 30, 2005, substantially all of the Company’s outstanding options have been expensed due to the acceleration.

The table below compares the “as reported” net income and earnings per share to the “pro forma” net income and earnings per share that the Company would have recorded if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS No. 123.

	Three Months Ended September 30,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income—as reported	$79,164	$73,401	$79,164	$73,401
Stock-based compensation expense, net of tax—actual	185	559	185	559
Stock-based employee compensation, net of tax—pro forma	(45,760)	(9,486)	(45,760)	(9,486)
Net income—pro forma	$33,589	$64,474	$33,589	$64,474
Earnings per share—as reported	$0.25	$0.23	$0.23	$0.21
Earnings per share—pro forma	$0.11	$0.20	$0.10	$0.18

	Nine Months Ended September 30,
	Basic Earnings Per Share		Diluted Earnings Per Share
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income—as reported	$159,746	$188,698	$159,746	$188,698
Stock-based compensation expense, net of tax—actual	775	1,391	775	1,391
Stock-based employee compensation, net of tax—pro forma	(65,713)	(28,751)	(65,713)	(28,751)
Net income—pro forma	$94,808	$161,338	$94,808	$161,338
Earnings per share—as reported	$0.50	$0.58	$0.46	$0.53
Earnings per share—pro forma	$0.30	$0.50	$0.27	$0.46

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

7. Stockholder’s Equity (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0% for all periods, expected volatility of 45.15% and 46.87% for the three months ended September 30, 2005 and 2004 and 45.63% and 47.77% for the nine months ended September 30, 2005 and 2004, respectively, risk-free interest rate of 4.04% and 3.87% for the three months ended September 30, 2005 and 2004 and 4.06% and 2.99% for the nine months ended September 30, 2005 and 2004, respectively. All the grants have an expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy, which results in higher compensation expense in the early years of the vesting period. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of subjective assumptions, including the expected life of the option grants. The Company uses historical and other economic data trended into future years to estimate volatility and expected life of its stock options. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the estimate, the estimated fair value of the Company’s employee stock options may be substantially different if a pricing model that factors in the unique characteristics of employee options is utilized.

8.   Earnings Per Share

The following is the reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	(In thousands, except share and per share data)
Numerator:
Net income	$79,164		$73,401		$159,746		$188,698
Denominator:
Denominator for basic earnings per share	313,569,290		322,921,885		318,536,218		322,577,817
Effect of dilutive securities:
Warrants	27,406,915	(a)	27,411,996	(a)	27,407,130	(a)	27,413,300	(a)
Stock options	1,720,311	(b)	2,723,252	(c)	1,789,112	(b)	3,017,585	(c)
Denominator for diluted earnings per share	342,696,516		353,057,133		347,732,460		353,008,702
Net income per share:
Basic	$0.25		$0.23		$0.50		$0.58
Diluted	$0.23		$0.21		$0.46		$0.53

(a)           Total warrants to acquire 11,900,000 shares were excluded in 2005 and 2004, since the average market price of the Class A Common Stock for each year presented was lower than the exercise price of the warrants, the inclusion of the potential shares would be antidilutive.

(b)           Total options to acquire 19,290,025 shares granted in December 1999, 2000, 2001, 2002, 2003, and 2004 were excluded, since the average market price of the Class A Common Stock during 2005 was lower than the exercise price of the options, the inclusion of the potential shares would be antidilutive.

(c)            Total options to acquire 12,453,875 shares granted in December 1999, 2000, 2001 and 2003 were excluded, since the average market price of the Class A Common Stock during 2004 was lower than the exercise price of the options, the inclusion of the potential shares would be antidilutive.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

9.   Business Segments

The Company’s principal business segment is television, which includes the operations of the Company’s Univision and TeleFutura networks, Galavisión and owned-and-operated stations and the variable interest entity, WLII, which was acquired by the Company on June 30, 2005. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. Presented below is segment information pertaining to the Company’s television, radio, music and Internet businesses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Net revenue:
Television	$343,357	$328,084	$992,229	$937,034
Radio	96,861	89,922	267,616	244,234
Music	50,811	54,887	161,919	131,660
Internet	6,470	4,532	17,218	12,672
Consolidated	497,499	477,425	1,438,982	1,325,600
Direct expenses (excluding depreciation and amortization):
Television	131,174	127,294	392,125	366,525
Radio	16,642	15,419	50,048	45,640
Music	27,326	30,023	91,844	72,734
Internet	3,225	2,855	9,280	9,483
Consolidated	178,367	175,591	543,297	494,382
Selling, general and administrative expenses (excluding depreciation and amortization):
Television	82,787	76,105	250,392	236,427
Radio	38,609	39,447	115,161	112,907
Music	14,075	15,383	41,611	37,276
Internet	3,204	3,031	8,852	9,096
Consolidated	138,675	133,966	416,016	395,706
Operating income (loss) before depreciation and amortization:
Television	129,396	124,685	349,712	334,082
Radio	41,610	35,056	102,407	85,687
Music	9,410	9,481	28,464	21,650
Internet	41	(1,354)	(914)	(5,907)
Consolidated	180,457	167,868	479,669	435,512
Depreciation and amortization:
Television	16,760	16,305	49,823	48,637
Radio	2,883	2,630	8,855	12,809
Music	2,527	3,997	9,862	11,422
Internet	449	975	1,312	3,028
Consolidated	22,619	23,907	69,852	75,896
Operating income (loss):
Television	112,636	108,380	299,889	285,445
Radio	38,727	32,426	93,552	72,878
Music	6,883	5,484	18,602	10,228
Internet	(408)	(2,329)	(2,226)	(8,935)
Consolidated	$157,838	$143,961	$409,817	$359,616

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

9. Business Segments (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Capital expenditures:
Television	$21,655	$13,416	$54,153	$90,362	(a)
Radio	4,336	3,637	9,319	8,768
Music	76	133	333	272
Internet	232	116	1,303	443
Consolidated	$26,299	$17,302	$65,108	$99,845

(a)           includes $52,530 for the purchase of the Los Angeles office building

	As of September 30,
	2005	2004
	(In thousands)
Total assets:
Television	$3,429,970	$3,462,365
Radio	4,298,832	4,300,966
Music	376,350	385,446
Internet	9,501	8,812
Consolidated	$8,114,653	$8,157,589

Reconciliation of Operating Income before Depreciation and Amortization to Net Income

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate its operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)

9. Business Segments (Continued)

reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Operating income before depreciation and amortization	$180,457	$167,868	$479,669	$435,512
Depreciation and amortization	22,619	23,907	69,852	75,896
Operating income	157,838	143,961	409,817	359,616
Other expense (income):
Interest expense, net	22,112	15,975	60,474	47,054
Loss on extinguishment of debt	—	467	—	467
Amortization of deferred financing costs	827	873	2,482	2,643
Stock dividend	(453)	(453)	(1,359)	(6,000)
Equity (income) loss in unconsolidated subsidiaries and other	(508)	(122)	(754)	1,845
Nontemporary decline in fair value of investment	—	—	48,336	—
Noncontrolling interest of variable interest entities	2,576	4,432	1,871	5,928
Provision for income taxes	54,120	49,388	139,021	118,981
Net income	$79,164	$73,401	$159,746	$188,698

Part I, Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Univision Communications Inc., together with its wholly owned subsidiaries (the “Company,” “we,” “us” and “our”), operates in four business segments:

•                    Television: The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations and the Galavisión cable television network. For the nine months ended September 30, 2005, the television segment accounted for approximately 69% of the Company’s net revenues.

•                    Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. The Company has owned Univision Radio since the Company acquired Hispanic Broadcasting Corporation in September 2003. For the nine months ended September 30, 2005, the radio segment accounted for approximately 19% of the Company’s net revenues.

•                    Music:  The Company’s music recording and music publishing business, launched in April 2001, includes the Univision Records label, the Fonovisa Records label and Disa Records, which the Company began to consolidate on March 31, 2004. See “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities.” For the nine months ended September 30, 2005, the music segment accounted for approximately 11% of the Company’s net revenues.

•                    Internet: Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the nine months ended September 30, 2005, the Internet segment accounted for approximately 1% of the Company’s net revenues.

Television net revenues are generated from the sale of network, national and local spot advertising time, net of agency commissions, music license fees, subscriber fees and station compensation paid to an affiliate. Univision Radio’s primary source of revenues is the sale of broadcasting time for advertising, with a majority of revenues coming from local advertising and the remainder primarily from national spot and network advertising. The music business derives its revenues primarily from the sale of recorded music and the Internet business primarily from online advertising.

Direct operating expenses consist primarily of programming, news and technical costs.  License fees related to our program license agreements (the “Program License Agreements”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”) accounted for approximately 14% in the nine months ended September 30, 2005 and 2004 of our total direct operating and selling, general and administrative expenses.

On November 2, 2005, Univision Communications Inc. announced a cost reduction plan that will reduce its workforce and abandon certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan includes reducing approximately 5.9% of the current workforce by eliminating job redundancies and inefficiencies. The Company expects to incur a pre-tax charge of approximately $25 million in the fourth quarter of 2005, which will result in cash expenditures that will approximate $20 million. The plan is expected to be completed during the fourth quarter of 2005.

On November 2, 2005, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2010 and 2014 Fédération Internationale de Football Association (“FIFA”) World Cup soccer games and other 2007-2014 FIFA events. A series of payments totaling $325 million is due over the term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games.

On November 1, 2005, the Company’s Board of Directors approved the repurchase of an additional $500 million of its outstanding Class A Common Stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006.

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with some of their programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court Central District of California alleging a breach by us of our PLA with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contracts and covenants by Televisa. The Company seeks monetary damages and injunctive relief. Neither party has alleged that its claims amount to material breaches that would permit termination of the PLA.

The Company recorded a charge for a nontemporary decline in the fair value of its Entravision investment of $48,336,000 in the second quarter 2005. See “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities.”

On July 26, 2005, the Company announced that it had entered into a definitive agreement with Entravision to acquire radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for $90 million. The Company will pay for the acquisition with shares of Entravision common stock held by the Company.

On February 17, 2005, the Company announced that its Board of Directors had approved the repurchase of up to $500,000,000 of its outstanding Class A Common Stock. In October 2005, the Company purchased 4,235,900 shares for $107,399,000 and on October 24, 2005, the Company completed repurchasing approximately $500,000,000 in accordance with its stock repurchase plan. During the three and nine months ended September 30, 2005, respectively, the Company repurchased 6,686,400 and 14,860,700 shares of its Class A Common Stock totaling $176,511,000 and $392,594,000. The total shares repurchased in the open market since February 17, 2005 were 19,096,600.

As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”). Under the guidelines of FIN 46, the Company began consolidating its investment in Disa Records, S.A. de C.V. (“Disa”) and WLII/WSUR Inc. (“WLII”), which owns two television stations in Puerto Rico, as variable interest entities. Prior periods were not restated upon the adoption of FIN 46. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their statements of operations beginning April 1, 2004. The consolidation of these entities had a positive impact on net revenues and operating income but no impact on net income. On June 30, 2005, the Company acquired WLII for approximately $190,000,000, excluding acquisition costs. See “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities” for the impact of the variable interest entities.

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

Revenue Recognition

Net revenues are comprised of gross revenues from the Company’s television and radio broadcast, cable, music and Internet businesses, including subscriber fees, commission income payable to the Company by the affiliated stations, less agency commissions, music license fees paid by television and radio and compensation costs paid to an affiliated station. The Company’s television and radio gross revenues are recognized when advertising spots are aired. The music business, which includes Univision Music Group and Disa, recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as “impressions” are delivered and sponsorship revenues are recognized ratably over their contract period. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s online properties. Revenues are recognized when collection of the resulting receivable is reasonably assured.

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

Goodwill is allocated to various reporting units, which are either the operating segments or one reporting level below the operating segment. For purposes of performing the impairment test of goodwill as required by SFAS No. 142, we established the following reporting units: Television, Radio, Music and Internet. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS No. 142 also requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for broadcast licenses, other indefinite-lived intangible assets and goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2004, and concluded that it does not have an impairment loss related to these assets. In the future, the Company may incur impairment charges under SFAS No. 142 if market values decline and the Company does not achieve expected cash flow growth rates. The Company has commenced its annual review of indefinite lived intangible assets as of October 1, 2005. The impairment testing is expected to be completed in the fourth quarter of 2005.

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

On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of all unvested stock options outstanding whose exercise price was above the then current market price of $25.56. The Compensation Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance by the Financial Accounting Standards Board of Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which will require the Company to treat unvested stock options as compensation expense effective January 1, 2006. Because the Company accounts for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and because these options were priced above current market on that date, the acceleration of vesting of these options did not require accounting recognition in the Company’s financial statements. Vesting acceleration increased pro forma stock based compensation under the provisions of SFAS No. 123 by approximately $59 million before income tax. Assuming that there are no modifications to the affected options, the Company believes that it will not be required to recognize any compensation expense in future periods associated with the affected options. As of September 30, 2005, substantially all of the Company’s outstanding options have been expensed due to the acceleration.

The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share for future awards. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effect on the Company’s financial position and results of operations will primarily depend on the significance of television and radio station exchange transactions the Company enters into in the future.

Overview

In comparing our results of operations for the three and nine months ended September 30, (“2005”) with those  ended September 30, (“2004”), the following should be noted:

•       The Company recorded a charge for a nontemporary decline in the fair value of its Entravision investment of $48,336,000. See “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities.”

•       Under the guidelines of FIN 46, the Company began consolidating its investment in Disa and WLII, which owned two television stations in Puerto Rico, as variable interest entities as of March 31, 2004. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their results of operations beginning April 1, 2004. The impact of the variable interest entities on the results of operations of the Company is explained below for the nine months ended September 30, 2005. Also see “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities.”

•       In the first quarter of 2004, the Company recorded stock dividend income of $4,641,000 ($4,100,000 net of tax) related to the periods June 8, 2001 to December 31, 2003 in connection with its investment in Equity Broadcasting Corporation.

Nine Months Ended September 30, 2005 (“2005”), Compared to Nine Months Ended September 30, 2004 (“2004”)

Revenues.   Net revenues were $1,438,982,000 in 2005 compared to $1,325,600,000 in 2004, an increase of  $113,382,000 or 8.6%. Existing operations accounted for 6.1% of the increase, while 2.5% was attributable to the variable interest entities that began to be consolidated by the Company on March 31, 2004. The Company’s television segment revenues were $992,229,000 in 2005 compared to $937,034,000 in 2004, an increase of $55,195,000 or 5.9%. The growth was attributable to the Company’s three television networks, resulting primarily from increased viewership, higher rates for advertising spots and increased subscriber fees. The owned-and-operated stations also had increased revenues attributable primarily to the Los Angeles, Puerto Rico, Houston, Dallas, Atlanta and Chicago markets. The Company’s radio segment had revenues of $267,616,000 in 2005 compared to $244,234,000 in 2004, an increase of $23,382,000 or 9.6%. The growth was attributable primarily to radio network advertising and the stations in the Chicago, Dallas, San Antonio, Los Angeles and San Francisco markets. The Company’s music segment generated revenues of $161,919,000 in 2005 compared to $131,660,000 in 2004, an increase of $30,259,000 or 23%. The variable interest entity, Disa, had net revenues of $59,056,000 in 2005 compared to $37,486,000 in 2004, an increase of $21,570,000. The remainder of the increase in the music segment is due primarily to the success of several album releases in 2005. The Company’s Internet segment had revenues of $17,218,000 in 2005 compared to $12,672,000 in 2004, an increase of $4,546,000 or 35.9%, primarily related to an increase in advertisers.

Expenses.   Direct operating expenses increased to $543,297,000 in 2005 from $494,382,000 in 2004, an increase of $48,915,000 or 9.9%. Existing operations accounted for 5.5% of the increase, while 4.4% was attributable to the variable interest entities. The Company’s television segment direct operating expenses were $392,125,000 in 2005 compared to $366,525,000 in 2004, an increase of $25,600,000 or 7%. The increase is due to increased programming costs of $6,064,000, increased license fee expense of $8,627,000 paid under our Program License Agreements and increased news and technical costs of $10,909,000. The Company’s radio segment had direct operating expenses of $50,048,000 in 2005 compared to $45,640,000 in 2004, an increase of $4,408,000 or 9.7%. The increase is due to increased programming costs of $3,320,000 and technical cost of $1,088,000. The Company’s music segment’s direct operating expenses were $91,844,000 in 2005 compared to $72,734,000 in 2004, an increase of  $19,110,000. The music segment’s variable interest entity cost related to Disa was $13,809,000 and the remainder of the increase was attributable to increased production costs resulting from higher sales. The Company’s Internet segment had direct operating expenses of $9,280,000 in 2005 compared to $9,483,000 in 2004, an improvement of $203,000 or 2.1%. As a percentage of net revenues, the Company’s direct operating expenses increased from 37.3% in 2004 to 37.8% in 2005.

Selling, general and administrative expenses increased to $416,016,000 in 2005 from $395,706,000 in 2004, an increase of $20,310,000 or 5.1%. Existing operations accounted for 3.6% of the increase, while 1.5% was attributable to the variable interest entities. The Company’s television segment selling, general and administrative expenses were $250,392,000 in 2005 compared to $236,427,000 in 2004, an increase of $13,965,000 or 5.9%. The increase is due to increased selling costs of $9,378,000 reflecting higher sales in 2005, increased general and administrative compensation costs of $4,379,000, increased research costs of $4,359,000 offset by a decrease in costs related to bad debt expense of $3,808,000 and other savings of $343,000. The Company’s radio segment had selling, general and administrative expenses of $115,161,000 in 2005 compared to $112,907,000 in 2004, an increase of $2,254,000 or 2%. The increase is due in part to increased selling costs of $4,310,000 reflecting higher sales in 2005 offset in part by a decrease in legal and consulting fees of $1,638,000 and insurance costs of $585,000. The Company’s music segment had selling, general and administrative expenses of $41,611,000 in 2005 compared to $37,276,000 in 2004, an increase of $4,335,000. The increase is due to variable interest entity costs related to Disa of $4,379,000 offset by savings of $44,000. The Company’s Internet segment had selling, general and administrative expenses of $8,852,000 in 2005 compared to $9,096,000 in 2004, an improvement of $244,000. As a percentage of net revenues, the Company’s selling, general and administrative expenses decreased from 29.9% in 2004 to 28.9% in 2005.

Depreciation and Amortization.   Depreciation and amortization decreased to $69,852,000 in 2005 from $75,896,000 in 2004, a decrease of $6,044,000 or 8%. Existing operations accounted for a decrease of 10.4%, while the variable interest entities accounted for an increase of 2.4%. The Company’s depreciation expense decreased to $58,953,000 in 2005 from $60,576,000 in 2004, a decrease of $1,623,000 primarily related to the acceleration of depreciation expense of certain assets. The Company had amortization of intangible assets of $10,899,000 and $15,320,000 in 2005 and 2004, respectively, a decrease of $4,421,000, which is due primarily to elimination of amortization of radio intangible assets related to advertising contracts and a reduction of music intangible assets being amortized, primarily artist contracts. Depreciation and amortization expense for the television segment increased by $1,186,000 to $49,823,000 in 2005 from $48,637,000 in 2004 due to increased depreciation expense of $710,000 and amortization expense of $476,000, primarily related to WLII. Depreciation and amortization expense for the radio segment decreased by $3,954,000 to $8,855,000 in 2005 from $12,809,000 in 2004 due to a decrease in amortization of intangibles of $3,157,000 resulting primarily from the elimination of radio intangible assets related to advertising contracts and a decrease in depreciation expense of $797,000. Advertiser contracts were being amortized over a nine-month period that expired in June 2004. Depreciation and amortization expense for the music segment decreased by $1,560,000 to $9,862,000 in 2005 from $11,422,000 in 2004, primarily related to a reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years but most will be fully amortized by the end of 2005. Depreciation and amortization expense for the Internet segment decreased by $1,716,000 to $1,312,000 in 2005 from $3,028,000 in 2004, which was primarily related to a decrease in depreciation expense.

Operating Income.   As a result of the above factors, operating income increased to $409,817,000 in 2005 from $359,616,000 in 2004, an increase of $50,201,000 or 14%. Existing operations accounted for 14%, while the variable interest entities were essentially flat. The Company’s television segment had operating income of $299,889,000 in 2005 and $285,445,000 in 2004, an increase of $14,444,000 or 5.1%. The Company’s radio segment had operating income of $93,552,000 in 2005 compared to $72,878,000 in 2004, an increase of $20,674,000 or 28.4%. The Company’s music segment had operating income of $18,602,000 in 2005 compared to $10,228,000 in 2004, an increase of  $8,374,000. The Company’s Internet segment had an operating loss of $2,226,000 in 2005 compared to a loss of $8,935,000 in 2004, an improvement of  $6,709,000. The Company’s Internet segment is expected to generate an operating loss in 2005. This loss is not expected to have a material impact on the financial condition of the Company. As a percentage of net revenues, the Company’s operating income increased from 27.1% in 2004 to 28.5% in 2005.

Interest Expense, net.   Interest expense increased to $60,474,000 in 2005 from $47,054,000 in 2004, an increase of $13,420,000 or 28.5%. The increase is due to higher interest rates and borrowings for the Company’s stock repurchase plan and acquisition of WLII. See “Liquidity and Capital Resources—Debt Instruments.”

Stock dividend.   Equity Broadcasting Corporation stock dividend income decreased to $1,359,000 in 2005 from $6,000,000 in 2004, a decrease of $4,641,000. This decrease is related to stock dividend income of $4,641,000 ($4,100,000 net of tax) recorded in the first quarter 2004 for the periods June 8, 2001 to December 31, 2003 based on the Company’s initial investment in Equity Broadcasting Corporation of approximately $26,000,000 made in June 2001. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008.

Noncontrolling interest of variable interest entities.   Under the guidelines of FIN 46, the Company is required to consolidate the operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family, and until the Company’s June 30, 2005 acquisition of WLII, WLII, which had been owned 100% by Raycom. On June 30, 2005, the Company acquired WLII for approximately $190,000,000, excluding acquisition costs, see “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities.” Consequently, the Company recorded noncontrolling interest loss of $1,871,000 in 2005, which consists of a charge of $3,726,000 related to the Chavez family’s 50% ownership of Disa and income of $1,855,000 related to Raycom’s 100% ownership of WLII. In 2004, the Company recorded a noncontrolling interest loss of $5,928,000 related to its variable interest entities. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. The use of the equity method of accounting prior to March 31, 2004 and the consolidation of Disa since April 1, 2004 have the same effect on the Company’s net income. WLII’s net income has no impact on our net income through June 30, 2005 since Raycom owned 100% of WLII.

Equity (Income) Loss in Unconsolidated Subsidiaries and Other.   Equity (income) loss in unconsolidated subsidiaries and other improved by $2,599,000 to income of $754,000 in 2005 from a loss of $1,845,000 in 2004, due primarily to lower losses on equity method investments of $1,631,000. In addition, under the guidelines of FIN 46, the Company began consolidating the VIE, Disa, as of March 31, 2004, which had been previously reported under the equity method. As a result, the Company had a decrease of $543,000 in equity loss in unconsolidated subsidiaries in 2005 when compared to 2004, which is now consolidated.

Nontemporary decline in fair value of investment.   The Company recorded a charge for a nontemporary decline in the fair value of its Entravision investment of $48,336,000. See “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities.”

Provision for Income Taxes.   In 2005, the Company reported an income tax provision of $139,021,000, representing $105,229,000 of current tax expense and $33,792,000 of deferred tax expense. In 2004, the Company reported an income tax provision of $118,981,000, representing $71,512,000 of current tax expense and $47,469,000 of deferred tax expense. The total effective tax rate was 46.5% in 2005 and 38.7% in 2004. The Company’s effective tax rate of 46.5% for 2005 is higher than the 38.7% for 2004 due primarily to the charge for a nontemporary decline in the fair value of the Entravision investment, for which no tax benefit was recorded, and a tax benefit recorded in the second quarter of 2004 of $4,737,000, resulting from the resolution of various federal and state income tax audits.

Net Income.   As a result of the above factors, the Company reported net income in 2005 of $159,746,000 compared to net income of $188,698,000 in 2004, a decrease of $28,952,000 or 15.3%. Following the adoption of FIN 46 on March 31, 2004, the Company’s inclusion of the variable interest entity, Disa, and WLII while it was a VIE, in the Company’s results of operations did not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company’s net income. While WLII was a VIE, WLII’s net income had no impact on our net income since Raycom owned 100% of WLII. As a percentage of net revenues, the Company’s net income decreased from 14.2% in 2004 to 11.1% in 2005.

Operating Income before Depreciation and Amortization.   Operating income before depreciation and amortization increased to $479,669,000 in 2005 from $435,512,000 in 2004, an increase of $44,157,000 or 10.1%. Existing operations accounted for 8.8% of the increase, while 1.3% was attributable to the variable interest entities. As a percentage of net revenues, the Company’s operating income before depreciation and amortization increased from 32.9% in 2004 to 33.3% in 2005.

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
	(In thousands)
Operating income before depreciation and amortization	$479,669	$435,512
Depreciation and amortization	69,852	75,896
Operating income	409,817	359,616
Other expense (income):
Interest expense, net	60,474	47,054
Loss on extinguishment of debt	—	467
Amortization of deferred financing costs	2,482	2,643
Stock dividend	(1,359)	(6,000)
Equity (income) loss in unconsolidated subsidiaries and other	(754)	1,845
Nontemporary decline in fair value of investment	48,336	—
Noncontrolling interest of variable interest entities	1,871	5,928
Provision for income taxes	139,021	118,981
Net income	$159,746	$188,698

	Nine Months Ended September 30, 2005
	Consolidated		Television		Radio	Music		Internet
	(In thousands)
Operating income (loss) before depreciation and amortization	$479,669	(a)	$349,712	(a)	$102,407	$28,464	(a)	$(914)
Depreciation and amortization	69,852		49,823		8,855	9,862		1,312
Operating income (loss)	$409,817		$299,889		$93,552	$18,602		$(2,226)

	Nine Months Ended September 30, 2004
	Consolidated		Television		Radio	Music		Internet
	(In thousands)
Operating income (loss) before depreciation and amortization	$435,512	(b)	$334,082	(b)	$85,687	$21,650	(b)	$(5,907)
Depreciation and amortization	75,896		48,637		12,809	11,422		3,028
Operating income (loss)	$359,616		$285,445		$72,878	$10,228		$(8,935)

(a)           Consolidated VIE operating income before depreciation and amortization totaled $15,678,000, the television and music VIEs contributed income of $2,430,000 and $13,248,000 to the total, respectively. For comparison purposes, WLII, which was a variable interest entity until June 30, 2005, had EBITDA of $4,459,000 for the three-months ended September 30, 2005.

(b)          Consolidated VIE operating income before depreciation and amortization totaled $14,579,000, the television and music VIEs contributed $4,712,000 and $9,867,000 to the total, respectively.

Three Months Ended September 30, 2005 (“2005”), Compared to Three Months Ended September 30, 2004 (“2004”)

Revenues.   Net revenues were $497,499,000 in 2005 compared to $477,425,000 in 2004, an increase of $20,074,000 or 4.2%. The Company’s television segment revenues were $343,357,000 in 2005 compared to $328,084,000 in 2004, an increase of $15,273,000 or 4.7%. The growth was primarily attributable to the Company’s three television networks, resulting primarily from increased viewership, higher rates for advertising spots and increased subscriber fees. The owned-and-operated stations also had increased revenues primarily attributable to the Los Angeles, Dallas, Sacramento, Chicago and Atlanta markets. The Company’s radio segment had revenues of $96,861,000 in 2005 compared to $89,922,000 in 2004, an increase of $6,939,000 or 7.7%. The growth was attributable primarily to the stations in the Los Angeles, Dallas, Chicago, San Antonio and Phoenix markets. The Company’s music segment generated revenues of $50,811,000 in 2005 compared to $54,887,000 in 2004, a decrease of $4,076,000 or 7.4%. The variable interest entity, Disa, had net revenues of $22,461,000 in 2005 compared to $21,136,000 in 2004, an increase of $1,325,000. The remainder of the decrease in the music segment is due primarily to a smaller volume of successful new releases and compilations in 2005 compared to 2004. The Company’s Internet segment had revenues of $6,470,000 in 2005 compared to $4,532,000 in 2004, an increase of $1,938,000 or 42.8%, primarily related to an increase in advertisers.

Expenses.   Direct operating expenses increased to $178,367,000 in 2005 from $175,591,000 in 2004, an increase of $2,776,000 or 1.6%. The Company’s television segment direct operating expenses were $131,174,000 in 2005 compared to $127,294,000 in 2004, an increase of $3,880,000 or 3%. The increase is due to increased license fee expense of $6,168,000 paid under our Program License Agreements and increased news and technical costs of $2,224,000 offset by a decrease in programming costs of $4,512,000. The Company’s radio segment had direct operating expenses of $16,642,000 in 2005 compared to $15,419,000 in 2004, an increase of $1,223,000 or 7.9%. The increase is due to increased programming costs of $818,000 and technical cost of $405,000. The Company’s music segment’s direct operating expenses were $27,326,000 in 2005 compared to $30,023,000 in 2004, a decrease of $2,697,000 attributable to decreased production costs resulting from lower revenues. The Company’s Internet segment had direct operating expenses of $3,225,000 in 2005 compared to $2,855,000 in 2004, an increase of $370,000 or 13%. As a percentage of net revenues, the Company’s direct operating expenses decreased from 36.8% in 2004 to 35.9% in 2005.

Selling, general and administrative expenses increased to $138,675,000 in 2005 from $133,966,000 in 2004, an increase of $4,709,000 or 3.5%. The Company’s television segment selling, general and administrative expenses were $82,787,000 in 2005 compared to $76,105,000 in 2004, an increase of $6,682,000 or 8.8%. The increase is due to increased selling costs of $2,448,000 reflecting higher sales in

2005, increased research costs of $2,092,000, increased general and administrative compensation costs of $3,657,000 offset by a decrease in bad debt expense of $1,347,000 and other savings of $168,000. The Company’s radio segment had selling, general and administrative expenses of $38,609,000 in 2005 compared to $39,447,000 in 2004, a decrease of $838,000 or 2.1%. The decrease is due to lower legal and insurance costs of $785,000 and other savings of $769,000 offset by increased selling costs of $716,000 reflecting higher sales in 2005. The Company’s music segment had selling, general and administrative expenses of $14,075,000 in 2005 compared to $15,383,000 in 2004, a decrease of $1,308,000. The decrease is due primarily to a decrease in promotional costs of $911,000. The Company’s Internet segment had selling, general and administrative expenses of $3,204,000 in 2005 compared to $3,031,000 in 2004, an increase of $173,000. As a percentage of net revenues, the Company’s selling, general and administrative expenses decreased from 28.1% in 2004 to 27.9% in 2005.

Depreciation and Amortization.   Depreciation and amortization decreased to $22,619,000 in 2005 from $23,907,000 in 2004, a decrease of $1,288,000 or 5.4%. The Company’s depreciation expense decreased to $19,788,000 in 2005 from $20,220,000 in 2004, a decrease of $432,000 primarily related to the acceleration of depreciation expense of certain assets. The Company had amortization of intangible assets of $2,831,000 and $3,687,000 in 2005 and 2004, respectively, a decrease of $856,000, which is due primarily to a reduction of music intangible assets being amortized, primarily artist contracts. Depreciation and amortization expense for the television segment increased by $455,000 to $16,760,000 in 2005 from $16,305,000 in 2004 due to increased depreciation expense of $297,000 and amortization expense of $158,000, primarily related to WLII. Depreciation and amortization expense for the radio segment increased by $253,000 to $2,883,000 in 2005 from $2,630,000 in 2004 due to an increase in amortization of intangibles of $520,000 and a decrease in depreciation expense of $267,000. Depreciation and amortization expense for the music segment decreased by $1,470,000 to $2,527,000 in 2005 from $3,997,000 in 2004, primarily related to a reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years, but most will be fully amortized by the end of 2005. Depreciation and amortization expense for the Internet segment decreased by $526,000 to $449,000 in 2005 from $975,000 in 2004, which was primarily related to a decrease in depreciation expense.

Operating Income.   As a result of the above factors, operating income increased to $157,838,000 in 2005 from $143,961,000 in 2004, an increase of $13,877,000 or 9.6%. The Company’s television segment had operating income of $112,636,000 in 2005 and $108,380,000 in 2004, an increase of $4,256,000. The Company’s radio segment had operating income of $38,727,000 in 2005 compared to $32,426,000 in 2004, an increase of $6,301,000. The Company’s music segment had operating income of $6,883,000 in 2005 compared to $5,484,000 in 2004, an increase of  $1,399,000. The Company’s Internet segment had an operating loss of $408,000 in 2005 compared to a loss of $2,329,000 in 2004, an improvement of $1,921,000. The Company’s Internet segment is expected to generate an operating loss in 2005. As a percentage of net revenues, the Company’s operating income increased from 30.2% in 2004 to 31.7% in 2005.

Interest Expense, net.   Interest expense increased to $22,112,000 in 2005 from $15,975,000 in 2004, an increase of $6,137,000 or 38.4%. The increase is due to higher interest rates and borrowings for the Company’s stock repurchase plan and acquisition of WLII. See “Liquidity and Capital Resources—Debt Instruments.”

Stock dividend.   The company recorded stock dividend income of $453,000 for the three months ended September 30, 2005 and 2004.

Noncontrolling interest of variable interest entities.   Under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family, and until the Company’s June 30, 2005 acquisition of WLII, WLII, which had been owned 100% by Raycom. On June 30, 2005, the Company acquired WLII for approximately $190,000,000, excluding acquisition costs, see “Notes to Condensed Consolidated Financial

Statements—5. Investments and Variable Interest Entities.” Consequently, the Company recorded a noncontrolling interest loss of $2,576,000 in 2005, related to the Chavez family’s 50% ownership of Disa. In 2004, the Company recorded a noncontrolling interest loss of $4,432,000 related to its variable interest entities. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. The use of the equity method of accounting prior to June 30, 2004 and the consolidation of Disa since April 1, 2004 have the same effect on the Company’s net income. WLII’s net income had no impact on our net income in 2004 while Raycom owned 100% of WLII.

Equity (Income) Loss in Unconsolidated Subsidiaries and Other.   Equity (income) loss in unconsolidated subsidiaries and other improved by $386,000 to income of $508,000 in 2005 from $122,000 in 2004, due primarily to lower losses on equity method investments.

Provision for Income Taxes.   In 2005, the Company reported an income tax provision of $54,120,000, representing $41,194,000 of current tax expense and $12,926,000 of deferred tax expense. In 2004, the Company reported an income tax provision of $49,388,000, representing $30,900,000 of current tax expense and $18,488,000 of deferred tax expense. The total effective tax rate was 40.6% in 2005 and 40.2% in 2004. The Company’s effective tax rate of 40.6% for 2005 is higher than the 40.2% for 2004 due primarily to slightly higher permanent non-deductible tax differences in 2005 as compared to 2004.

Net Income.   As a result of the above factors, the Company reported net income in 2005 of $79,164,000 compared to net income of $73,401,000 in 2004, an increase of $5,763,000 or 7.9%. Following the adoption of FIN 46 on March 31, 2004, the Company’s inclusion of the variable interest entity, Disa, and WLII while it was a VIE, in the Company’s results of operations did not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company’s net income. While WLII was a VIE, WLII’s net income had no impact on our net income since Raycom owned 100% of WLII. As a percentage of net revenues, the Company’s net income increased from 15.4% in 2004 to 15.9% in 2005.

Operating Income before Depreciation and Amortization.   Operating income before depreciation and amortization increased to $180,457,000 in 2005 from $167,868,000 in 2004, an increase of $12,589,000 or 7.5%. As a percentage of net revenues, the Company’s operating income before depreciation and amortization increased from 35.2% in 2004 to 36.3% in 2005.

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
	(In thousands)
Operating income before depreciation and amortization	$180,457	$167,868
Depreciation and amortization	22,619	23,907
Operating income	157,838	143,961
Other expense (income):
Interest expense, net	22,112	15,975
Loss on extinguishment of debt	—	467
Amortization of deferred financing costs	827	873
Stock dividend	(453)	(453)
Equity (income) loss in unconsolidated subsidiaries and other	(508)	(122)
Noncontrolling interest of variable interest entities	2,576	4,432
Provision for income taxes	54,120	49,388
Net income	$79,164	$73,401

	Three Months Ended September 30, 2005
	Consolidated		Television		Radio	Music		Internet
	(In thousands)
Operating income before depreciation and amortization	$180,457	(a)	$129,396	(a)	$41,610	$9,410	(a)	$41
Depreciation and amortization	22,619		16,760		2,883	2,527		449
Operating income (loss)	$157,838		$112,636		$38,727	$6,883		$(408)

	Three Months Ended September 30, 2004
	Consolidated		Television		Radio	Music		Internet
	(In thousands)
Operating income (loss) before depreciation and amortization	$167,868	(b)	$124,685	(b)	$35,056	$9,481	(b)	$(1,354)
Depreciation and amortization	23,907		16,305		2,630	3,997		975
Operating income (loss)	$143,961		$108,380		$32,426	$5,484		$(2,329)

(a)           The music VIE operating income before depreciation and amortization totaled $6,474,000. For comparison purposes, WLII, which was a variable interest entity until June 30, 2005, had EBITDA of $4,459,000 for the three-months ended September 30, 2005.

(b)          Consolidated VIE operating income before depreciation and amortization totaled $8,397,000, the television and music VIEs contributed $2,948,000 and $5,449,000 to the total, respectively.

Liquidity and Capital Resources

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service, capital expenditures and operations historically have been, and we expect will continue to be, provided by funds from operations and by borrowings.

Cash and cash equivalents were $85,819,000 at September 30, 2005, and $189,868,000 at December 31, 2004. The decrease of $104,049,000 was attributable to capital expenditures of $65,108,000, station acquisition costs of $219,715,000 and share repurchases of $392,594,000 now held in treasury offset by net cash provided from operating activities of $334,248,000, net proceeds from borrowings of $236,489,000 and other sources of funds of $2,631,000. Cash and cash equivalents related to Disa were $29,100,000 at September 30, 2005, and to Disa and WLII were $25,820,000 at December 31, 2004.

Capital Expenditures

Capital expenditures totaled $65,108,000 for the nine months ended September 30, 2005. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. In 2005, the Company plans on spending a total of approximately $105,000,000, which consists of $29,000,000 for station facilities in Houston and Puerto Rico; $12,000,000 for Univision Network upgrades and facilities expansion; $15,000,000 primarily for radio station facility upgrades; $12,000,000 for TeleFutura Network upgrades and facilities expansion; and approximately $37,000,000 primarily for normal capital improvements.

Stock Purchase Plan

On November 1, 2005, the Company’s Board of Directors approved the repurchase of an additional $500 million of its outstanding Class A Common Stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006.

On February 17, 2005, the Company announced that its Board of Directors had approved the repurchase of up to $500,000,000 of its outstanding Class A Common Stock. In October 2005, the Company purchased 4,235,900 shares for $107,399,000 and on October 24, 2005, the Company completed repurchasing approximately $500,000,000 in accordance with its stock repurchase plan. During the three and nine months ended September 30, 2005, respectively, the Company repurchased 6,686,400 and 14,860,700 shares of its Class A Common Stock totaling $176,511,000 and $392,594,000. The total shares repurchased in the open market since February 17, 2005 were 19,096,600.

Debt Instruments

The Company’s 7.85% senior notes due 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year. The 7.85% senior notes due 2011 with a face value of $500,000,000 and book value of $496,882,000 have a fair value of approximately $567,200,000 at September 30, 2005.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. These senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. As part of the $700,000,000 note transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At September 30, 2005, the Company had a swap liability with a fair value of $13,532,000 reported in other long-term liabilities related to this transaction. The $700,000,000 senior notes are carried at fair value at September 30, 2005.

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

At September 30, 2005, the Company had a $500,000,000 revolving credit facility with a syndicate of commercial lenders that will mature on July 18, 2006. At September 30, 2005, the Company had bank borrowings outstanding under its revolving credit facility of $240,000,000 resulting primarily from the Company’s acquisition of WLII (See “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities.”) In the third quarter of 2005, the Company classified its revolving credit facility as a current liability. The Company is in the process of negotiating a new bank credit facility and expects it to be finalized in the fourth quarter of 2005. The Company has approximately $41,000,000 of letters of credit outstanding under the credit facility, which primarily includes $33,000,000 related to the FIFA World Cup Agreement.

Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 1.00% as of September 30, 2005. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the nine months ended September 30, 2005, the Company’s effective interest rate, excluding deferred financing costs, on its bank debt and senior notes was approximately 5.23%.

The credit agreement contains customary covenants, including restrictions on liens and dividends, and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its Program License Agreements in a manner the lenders determine is materially adverse to the Company. At September 30, 2005, the Company was in compliance with its financial covenants.

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

Acquisitions

The Company acquired WLII for $190,000,000, excluding acquisition costs, on June 30, 2005 (See “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities.”). In addition, the Company acquired a construction permit to build a station in the Austin, Texas market for approximately $19,700,000, approximately $15,500,000 was paid in 2005 and $4,200,000 was paid in 2000. The Company paid for the acquisitions primarily from its revolving credit facility.

The Company expects to explore acquisition opportunities to complement and capitalize on its existing business and management. The purchase price for any future acquisitions may be paid with

(a) cash derived from operating cash flow, (b) proceeds available under bank facilities, (c) proceeds from future debt or equity offerings, or (d) any combination thereof.

Contractual Obligations & Other Pending Transactions

In December 2003, the Company entered into a lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the second half of 2006. The lease was amended in June 2005 and, among other things, the term of the lease was extended from 40 to 50 years. The sum of the lease payments will be approximately $76,000,000 over 50 years. As a result of the amendment, since the Company is no longer required to pay for costs related to the construction of the building, the lease, which had been capitalized by the Company at an estimated fair value of approximately $17,300,000, was reversed during June 2005.

As a result of our acquisition of WLII referred to above, the Company was required to offer Televisa the right to acquire a 15% interest in those stations and an affiliate of Venevision the right to acquire a 10% interest in those stations. Such options were exercisable at a price equal to the pro rata portion of the Company’s purchase price for the stations (including costs) during a period of 90 days from the closing of the Company’s acquisition of the stations. Televisa and Venevision did not exercise their options, which expired in September 2005.

In June 2001, the Company acquired a 50% interest in Disa. The Company has a call right and the Chavez family, who owns the other 50% interest in Disa, has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments.

In January 2004, the Company amended its employment arrangement with José Behar, President and Chief Executive Officer of Univision Music Group, and assigned the employment agreement to Univision Music LLC, and as a result has amended the operating agreement of Univision Music LLC. Under the terms of the amended operating agreement, in 2006, Diara Inc., which is wholly-owned by José Behar, has a put right and the Company has a call right that would require the Company to purchase a portion of Diara’s interest in Univision Music LLC. At September 30, 2005, the Company has accrued $7,200,000 for the 2006 purchase of a portion of Diara’s interest in Univision Music LLC. In 2009, Diara has a put right and the Company has a call right that would require the Company to purchase the remainder of Diara’s interest in Univision Music LLC.

On November 2, 2005, Univision Communications Inc. announced a cost reduction plan that will reduce its workforce and abandon certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan includes reducing approximately 5.9% of the current workforce by eliminating job redundancies and inefficiencies. The Company expects to incur a pre-tax charge of approximately $25 million in the fourth quarter of 2005, which will result in cash expenditures that will approximate $20 million. The plan is expected to be completed during the fourth quarter of 2005.

On November 2, 2005, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2010 and 2014 Fédération Internationale de Football Association (“FIFA”) World Cup soccer games and other 2007-2014 FIFA events. A series of payments totaling $325 million is due over the term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The funds for these payments are expected to come from income from operations and/or borrowings from the Company’s bank credit facility.

In August 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 are due over the term of the agreement with the remaining payments as of September 30, 2005 due as follows:

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

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all of its Entravision voting common stock for 36,926,600 shares of Class U common stock. The Entravision Class U common stock has limited voting rights and does not include the right to elect directors. Also, as part of the consent decree with the DOJ, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully-converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. The Company’s ownership of Entravision as of September 30, 2005 on a fully converted basis is approximately 27%.

During the three months ended June 30, 2005, the Company recorded a charge of $48,336,000 related to an other than temporary decline in the value of its Entravision stock. The fair value of our investment in Entravision common stock was $7.79 per share at June 30, 2005 as compared to our average cost basis of $9.10 per share. The Entravision common stock price had closed below our average cost basis for the period May 3, 2004 through June 30, 2005. Based on these and other factors, we performed an analysis to evaluate whether there is an other than temporary impairment in our investment. We evaluated both qualitative and quantitative factors including; analysts reports specific to Entravision, industry analyst reports, the announced operating results of Entravision for the year ended December 31, 2004 and the six months ended June 30, 2005, earnings guidance provided by Entravision, the volatility of the stock price, the severity of the decline (14% at June 30, 2005), our requirement to reduce our ownership in Entravision to 15% by March 2006 and to 10% by March 2009 and the duration of the decline, which has been greater than one year. While we cannot determine the cash that will ultimately be realized from our investment in Entravision, based primarily on the duration of the decline, we concluded that the decline was other than temporary. We will continue to monitor the Entravision stock price, its operating results, the performance and outlook for the media sector in general and Entravision in particular and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods.

The Company did not record a tax benefit related to the charge. The Company recorded a deferred tax asset of $18,900,000 related to its capital loss that was offset by a valuation allowance for the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded will not be realized. Due to the tax benefit of the charge not being recorded, the Company’s total effective tax rate increased to 46.5% for the nine months ended September 30, 2005. The Company’s effective tax rate of 38.7% for the nine months ended September 30, 2004 was due primarily to a tax benefit recorded in the second quarter of 2004 of $4,737,000, resulting from the resolution of various federal and state income tax audits.

A new cost basis in our investment in Entravision stock was established with the charge. Accordingly, any gain or loss on future transactions involving Entravision stock will be measured by comparing our newly established cost basis of $7.79 per share to the fair value of the Entravision stock at the transaction date. The Entravision common stock price at September 30, 2005 was $7.87 per share and $7.76 per share at October 28, 2005. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision. Entravision is restricted under its credit agreement from making dividend payments.

On July 26, 2005, the Company announced that it had entered into a definitive agreement with Entravision to acquire radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for $90 million. The Company will pay for the acquisition with shares of Entravision common stock held by the Company.

Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations listed below, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank credit facility, will be adequate to meet liquidity needs in the near and foreseeable future.

Below is a summary of the Company’s major contractual payment obligations as of September 30, 2005:

Major Contractual Obligations
As of September 30, 2005

	Payments Due By Period
	2005	2006	2007	2008	2009	Thereafter	TOTAL
	(In thousands)
Senior notes principal	$—	$250,000	$200,000	$250,000	$—	$500,000	$1,200,000
Senior notes interest-fixed	—	39,250	39,250	39,250	39,250	78,500	235,500
Senior notes interest-variable(a)	13,047	27,155	17,736	9,881	—	—	67,819
Estimated bank debt interest	2,931	3,741	—	—	—	—	6,672
Bank Debt	—	240,000	—	—	—	—	240,000
Operating leases	8,576	33,410	31,831	30,038	26,622	150,858	281,335
Capital leases(b)	1,920	7,460	7,260	7,260	7,260	44,283	75,443
Puerto Rico building lease	—	170	1,020	1,020	1,020	73,000	76,230
Spanish programming(c)	20,592	103,137	47,677	38,343	43,616	257,709	511,074
English programming(d)	553	3,056	1,662	1,396	1,351	223	8,241
Nielsen(e)	8,961	31,835	17,909	18,609	19,782	47,142	144,238
Music License Fees	3,854	15,667	11,098	7,848	4,648	—	43,115
	$60,434	$754,881	$375,443	$403,645	$143,549	$1,151,715	$2,889,667

(a)           Interest expense is based on the LIBOR rate at September 30, 2005.

(b)          Amounts include a transponder agreement that will be capitalized by the Company in the first quarter 2006, totaling $23,400,000.

(c)           Amounts exclude the license fees that will be paid in accordance with the Program License Agreement, which is based primarily on 15% of Combined Net Time Sales. Amounts include broadcast rights’ costs for the 2006, 2010, and 2014 World Cup and other FIFA events.

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

Below are items not included in the summary table above:

The Company has a contractual obligation to fund its TuTV joint venture up to $20,000,000 through June 30, 2006. As of September 30, 2005, the Company has funded $3,500,000 and does not anticipate any additional funding for this joint venture.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, cancellation or reductions in advertising; failure of our new or existing businesses to produce projected revenues or cash flow; failure to obtain the benefits expected from cross-promotion of media; failure to implement the cost reduction plan in the time frame projected and accurately estimate the expense; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the FCC; a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; unanticipated interruption in our broadcasting for any reason, including acts of terrorism; write downs of the carrying value of assets due to impairment; and a failure to achieve profitability, growth or anticipated cash flows from acquisitions.  Actual results may differ materially due to these risks and uncertainties and those described in the Company’s filings with the Securities and Exchange Commission.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company’s overall interest rate exposure on its fixed-to-float interest rate swap on its senior notes of $700,000,000 and its bank loans outstanding of $240,000,000 at September 30, 2005, a change of 10% in interest rates would have an impact of approximately $4,000,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company’s 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. We received net proceeds of $694,526,000 from the issuance of these senior notes, which pay simple interest on April 15 and October 15 of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At September 30, 2005, the Company had a swap liability of $13,532,000 reported in other long-term liabilities related to this transaction.

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

Item 4.                        Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of September 30, 2005, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.                        Legal Proceedings

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with some of their programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court Central District of California alleging a breach by us of our PLA with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief. Neither party has alleged that its claims amount to material breaches that would permit termination of the PLA

Item 2.                        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

A summary of the Company’s purchases of its Class A Common Stock during the three months ended September 30, 2005 under its $500,000,000 stock repurchase plan authorized by its Board of Directors on February 17, 2005 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2005	299,900	$26.82	299,900
August 1 - 31, 2005	2,593,410	$26.79	2,593,410
September 1 - 30, 2005	3,793,090	$26.06	3,793,090
Total	6,686,400	$26.38	6,686,400	$107,405,526

The share repurchase plan, that was scheduled to expire on December 31, 2005, was completed October 24, 2005, when the Company repurchased the aggregate of approximately $500,000,000. In October 2005, the Company purchased 4,235,900 shares for $107,399,000. The total shares repurchased in the open market since February 17, 2005 were 19,096,600.

Item 6.                        Exhibits

Exhibit Number		Description
2.1	(10)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
3.1	(9)	Restated Certificate of Incorporation of the Company
3.2	(12)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3		Amended and Restated Bylaws of the Company
4.1	(2)	Form of specimen stock certificate
4.2	(7)	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee
4.3	(7)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee
4.4	(13)	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011
4.5	(14)	Form of Officer’s Certificate for the Company’s 2006, 2007, and 2008 Senior Notes
4.6	(14)	Form of Supplemental Indenture for the Company’s Senior Notes Due 2006, 2007, and 2008
4.7	(14)	Form of 2.875% Senior Notes Due 2006
4.8	(14)	Form of Guarantee to Senior Notes Due 2006
4.9	(14)	Form of 3.500% Senior Notes Due 2007
4.10	(14)	Form of Guarantee to Senior Notes Due 2007
4.11	(14)	Form of 3.875% Senior Notes Due 2008
4.12	(14)	Form of Guarantee to Senior Notes Due 2008
10.1	(15)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2.1	(2)	Registration Rights Agreement dated as of October 2, 1996
10.2.2	(11)	Registration Rights Agreement dated September 22, 2003 by and between the Company and members of the Tichenor family
10.3.1	(4)	1996 Performance Award Plan
10.3.2	(16)	2004 Performance Award Plan
10.4.1	(8)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2	(8)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5	(2)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates

10.6	(8)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1	(2)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2	(8)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3	(8)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.4	(8)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.5	(8)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.6	(12)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002
10.8	(6)

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

10.10	(11)	Voting Agreement dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.11.1	(17)	Employment Agreement dated as of March 22, 2004, between Univision Management Company Inc. and Jeffrey T. Hinson
10.11.2	(19)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Jeffrey T. Hinson
10.12.1	(1)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.12.2	(15)	Amendment to Employment Agreement effective as of January 1, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.12.3	(19)	Amendment to Employment Agreement effective as of December 31, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.1	(8)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson
10.13.2	(18)	Amendment to Employment Agreement effective as of July 1, 2004 between Univision Management Company and Andrew Hobson
10.13.3	(19)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Andrew Hobson

10.14.1	(5)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.14.2	(15)	Amendment to Employment Agreement effective as of January 1, 2004 between Univision Management Company and C. Douglas Kranwinkle
10.14.3	(19)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and C. Douglas Kranwinkle
10.15	(11)	Employment Agreement, dated as of June 11, 2002, by and among Univision Communications Inc. and McHenry Tichenor, Jr.
10.16.1	(19)	Employment Agreement dated as of July 1, 2004 between the Univision Communications Inc. and Robert V. Cahill
10.16.2	(19)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Robert V. Cahill
10.17	(3)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.1	(8)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.2	(8)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.3	(8)	Second Amendment dated January 28, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.4	(8)	Third Amendment dated February 27, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.5	(8)	Fourth Amendment dated March 7, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
31.1		Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(12)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2002

(13)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed October 7, 2003

(14)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed October 15, 2003

(15)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2003

(16)   Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement on March 19, 2004

(17)   Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2004

(18)   Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10Q for the period ended June 30, 2004

(19)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2004

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC.
(Registrant)

	By	/s/ PETER H. LORI
November 4, 2005		Peter H. Lori
Corporate Controller and
Chief Accounting Officer