Form 10-K
period 2005-12-31
UNIVISION COMMUNICATIONS INC
filed 2006-03-15
CIK 1017008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number:  001-12223

UNIVISION COMMUNICATIONS INC.

Incorporated in Delaware

I.R.S. Employer Identification Number:  95-4398884

1999 Avenue of the Stars, Suite 3050

Los Angeles, California 90067

Tel: (310) 556-7676

Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered
Class A Common Stock, Par Value $.01	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒.

The aggregate market value of the Class A Common Stock of the Company held by non-affiliates on June 30, 2005 (the last business day of the Company’s most recently completed second fiscal quarter) was approximately $6,700,000,000, based on the closing sale price as reported on the New York Stock Exchange. This calculation does not include the value of any of the outstanding shares of Class P, Class T or Class V Common Stock.

There were 236,761,768 shares of Class A Common Stock, 36,962,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock issued and outstanding as of February 13, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

(1)    Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2006 are incorporated by reference into Parts II and III hereof.

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “could,” “would,” “expect,” “believe,” “plan,” “estimate,” “potential,” “anticipate” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in “Risk Factors” contained in this report.

PART I

ITEM 1.                Business

Univision Communications Inc., together with its wholly-owned subsidiaries, is the leading Spanish-language media company in the United States. In 2005, the Company operated in four business segments:

•       Television:   The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations and the Galavisión cable television network. For the year ended December 31, 2005, the television segment accounted for approximately 70% of the Company’s net revenues. See “—Television Broadcasting.”

•       Radio:   Univision Radio is the largest Spanish-language radio broadcasting company in the United States. The Company has owned Univision Radio since the Company acquired Hispanic Broadcasting Corporation in September 2003. For the year ended December 31, 2005, the radio segment accounted for approximately 18% of the Company’s net revenues. See “—Univision Radio.”

•       Music:   The Company’s music recording and music publishing business, launched in April 2001, includes the Univision Records label, the Fonovisa Records label, SGZ Records label, La Calle label and Disa Records, which the Company began to consolidate on March 31, 2004. See “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities.” For the year ended December 31, 2005, the music segment accounted for approximately 11% of the Company’s net revenues. See “—Music Recording and Publishing.”

•       Internet:   Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the year ended December 31, 2005, the Internet segment accounted for approximately 1% of the Company’s net revenues. See “—Internet.”

At March 2, 2006, the Company had an approximate 14.9% non-voting ownership interest on a fully converted basis in Entravision Communications Corporation (“Entravision”), a diversified Spanish-language media company that owns and operates the majority of the Company’s non-owned full-power broadcast affiliates. Since September 22, 2003, Entravision has been accounted for under the cost method of accounting. Prior to this, Entravision was accounted for under the equity method of accounting. Entravision operates television stations in 20 of the nation’s top 50 Hispanic markets. In addition, Entravision owns 49 of the Company’s affiliated stations. See “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities” for a further discussion of our Entravision investment.

For a description of the financial information about each segment, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements—16. Business Segments.” The Company was incorporated in Delaware in April 1992 as Perenchio Communications, Inc. and changed its name to Univision Communications Inc. in June 1996. Its principal executive offices are located at 1999 Avenue of the Stars, Suite 3050, Los Angeles, California 90067, telephone number (310) 556-7676. The Company’s stock is traded on the New York Stock Exchange (UVN) and is part of the Standard & Poor’s S&P 500 Index. The terms “Company,” “we,” “us” and “our” refer collectively to the parent company and the subsidiaries through which our various businesses are conducted, unless the context otherwise requires.

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13 and 15(d) of the Securities Exchange

Act of 1934, as amended, are available free of charge on the Company’s website at www.univision.net. The public may read and copy materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The Company’s Corporate Governance Guidelines, Director Independence Standards, Code of Conduct, Ethical Standards and Business Practices, Code of Ethics for Senior Financial Officers, Charter of Audit Committee and Charter of Compensation Committee are also available on the Company’s website, as well as in print to any stockholder who requests them.

Television Broadcasting

The Company’s principal business segment is television broadcasting, which consists primarily of the Univision, TeleFutura and Galavisión television networks, the Univision Television Group (“UTG”) owned-and-operated broadcast television stations (collectively, the “UTG O&Os”) and the TeleFutura Television Group (“TTG”) owned-and-operated broadcast television stations (collectively, the “TTG O&Os”). At December 31, 2005, the UTG O&Os included one station in Salt Lake City, Utah that is owned but not operated by the Company. In addition, TTG O&Os include six stations in Boston, Massachusetts; Orlando, Florida; Tampa, Florida; Denver, Colorado; Albuquerque, New Mexico; and Washington D.C. that are owned but not operated by the Company. On June 30, 2005, the Company acquired two stations, WLII and WSUR, in Puerto Rico for $190,000,000, excluding acquisition costs.

The Company programs its three networks so that Univision Network, TeleFutura Network and Galavisión generally do not run the same type of program simultaneously.

Univision Network and Univision Television Group and Affiliates

Univision Network.   Univision Network is the leading Spanish-language television network in the U.S., reaching approximately 98% of all U.S. “Hispanic Households” (defined as those with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household). From its operations center in Miami, Univision Network provides its broadcast and cable affiliates with 24 hours per day of Spanish-language programming with a prime time schedule of substantially all first-run programming (i.e., no re-runs) throughout the year. The operations center also provides production facilities for Univision Network’s news and entertainment programming.

Univision Television Group and Affiliates.   At December 31, 2005, UTG O&Os had 19 full-power and eight low-power stations, representing approximately 71% of its network broadcast distribution. Eighteen of the UTG O&Os broadcast Univision Network’s programming, and most produce local news and other programming of local importance, cover special events and may acquire programs from other suppliers. One full-power UTG O&O in Bakersfield is a UPN affiliate. Eleven of the 18 full-power UTG O&Os are located in the top 15 DMAs in terms of number of Hispanic Households.

In addition to the UTG O&Os, as of December 31, 2005, Univision Network had 18 full-power and 48 low-power television station affiliates (“Univision Affiliated Stations”) and approximately 1,280 cable affiliates. The Company also owns and operates two stations in Puerto Rico.

Univision Network produces and acquires programs, makes those programs available to its affiliates, including the UTG O&Os, and sells network advertising. The full-power UTG O&Os and full-power Univision Affiliated Stations together reach approximately 80% of Hispanic Households. The low-power UTG O&Os and low-power Univision Affiliated Stations (including translators) together reach approximately 9% of Hispanic Households. The cable affiliates and direct broadcast systems reach approximately 9% of Hispanic Households.

Affiliation Agreements.   Each of Univision Network’s affiliates has the right to preempt (i.e., to decline to broadcast at all or at the time scheduled by Univision Network), without prior Univision Network permission, any and all Univision Network programming that it deems unsatisfactory, unsuitable or contrary to the public interest or to substitute programming it believes is of greater local or national importance. Univision Network may direct an affiliate to reschedule substituted programming.

Each affiliation agreement (including the master affiliation agreement Univision Network has with Entravision for certain Entravision stations) grants Univision Network’s affiliate the right to broadcast over the air the Univision Network’s entire program schedule. The affiliation agreements generally provide that a percentage of all advertising time be retained by Univision Network for Univision Network advertising and the remaining amount is allocated to Univision Network’s affiliate for local and national spot advertising. However, this allocation may be modified at Univision Network’s discretion.

The Univision Network retains 100% of network advertising revenues. The Univision Affiliated Stations retain 100% of all local and national revenues. The Company acts as the exclusive national sales representative for the sale of all national advertising on Univision Affiliated Stations. For this service, the Company receives commission income equal to 15% of the Univision Affiliated Stations net national revenues.

Univision Network from time to time may enter into affiliation agreements with additional stations in new designated market areas based upon its perception of the market for Spanish-language television and the Hispanic market in the station’s designated market area.

Cable Affiliates.   Univision Network has historically used cable affiliates to reach communities that could not support a broadcast affiliate because of the relatively small number of Hispanic Households. Cable affiliation agreements may cover an individual system operator or a multiple system operator. Cable affiliation agreements are all non-exclusive, thereby giving Univision Network the right to license all forms of distribution in cable markets. Cable affiliates generally receive Univision Network’s programming for a fee based on the number of subscribers.

TeleFutura Network and TeleFutura Television Group and Affiliates

TeleFutura Network.   In January 2002, the Company launched a 24-hour general-interest Spanish-language broadcast network, TeleFutura, to meet the diverse preferences of the multi-faceted U.S. Hispanic community. TeleFutura Network’s signal covers approximately 86% of all Hispanic Households through TTG O&Os, three full-power and 31 low-power station affiliates (“TeleFutura Affiliated Stations”). TeleFutura Network is designed to counter-program traditional Spanish-language lineups and draw additional viewers to Spanish-language television by offering primetime Hollywood movies dubbed in Spanish, original Spanish-language movies, primetime game shows and sports.

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

The TeleFutura Network retains 100% of network advertising revenues. The TeleFutura Affiliated Stations retain 100% of all local and national revenues. The Company acts as the exclusive national sales representative for the sale of all national advertising on TeleFutura Affiliated Stations. For this service, the Company receives commission income equal to 15% of the TeleFutura Affiliated Stations net national revenues.

Cable Affiliates.   TeleFutura Network uses cable affiliates in a similar manner as Univision Network. See “Univision Network and Univision Television Group and Affiliates—Cable Affiliates.”

Galavisión

The Company also owns Galavisión, the leading U.S. Spanish-language general entertainment basic cable television network, which is available in 124 Nielsen Designated Market Areas (“DMA”). According to Nielsen Hispanic Television Index, Galavisión reaches approximately 47 million U.S. cable households and 6.4 million or 81% of Hispanic Cable Plus households, which include satellite providers. According to Nielsen Media Research (“Nielsen”), there are approximately 11.2 million Hispanic households in the United States. The network has achieved record viewership levels since its new programming launch in May 2002. In addition, Galavisión’s schedule averages over 50 hours of live news, sports, variety and entertainment programming each week.

Univision Radio

Univision Radio, headquartered in Dallas, Texas, owns and operates 69 radio stations in 16 of the top 25 U.S. Hispanic markets and owns and operates four radio stations in Puerto Rico. Univision Radio’s stations cover approximately 70% of the U.S. Hispanic radio listeners and have 11 million listeners weekly.

Univision Radio’s strategy is to acquire under-performing radio stations with good signal coverage of the target population and convert the existing station format to a Hispanic-targeted format. In addition, Univision Radio has acquired radio stations whose radio signals might eventually be upgraded or improved. Univision Radio programs more than 50 individual or simulcast radio stations. Most music formats are primarily variations of regional Mexican, tropical, reggaeton, tejano and contemporary music styles. The regional Mexican format consists of various types of music played in different regions of Mexico; the tropical format consists primarily of salsa, merengue and cumbia music; the reggaetón format consists of the current and prevalent form of Latin pop music; the tejano format consists of music originated in or indigenous to Texas but based on Mexican themes; and the contemporary format consists of popular romantic and pop music forms. Hispanics who may use English along with Spanish, or perhaps favor English over Spanish, are also reached by six of Univision Radio’s stations in three markets, which are programmed in the classic rock, country, hip hop and rhythmic/contemporary hit formats.

Radio revenues are derived primarily from sales of local, national, and network advertising. Account executives at the Company’s various radio stations are responsible for generating (local) sales through local advertisers within the stations’ respective markets. Sales with national advertisers are generated through Katz Hispanic Media (a subsidiary of Clear Channel Communications, Inc.), the Company’s national representation firm, and through coordination with national sales managers at the Company’s radio stations. The Company also sells national advertising through its radio network, which allows an advertiser to place a single buy that targets multiple stations across the Company’s various market areas. The Company has special events that range from entertainment concerts to community service events targeted to Hispanics, which are another source of revenues for the Company.

Music Recording and Publishing

Univision Music Group, launched in 2001, consists of the businesses under its wholly-owned subsidiary, Univision Music, Inc. The primary business under Univision Music, Inc. is Univision Music LLC, which owns and operates Univision Records label, Fonovisa Records label, acquired from Televisa in 2002, SGZ Records label, La Calle label, UMG-Mexico and Univision Music Publishing. Univision Music, Inc. also owns 50% of Disa LLC, a Monterrey, Mexico-based record label and music publisher (“Disa”).

Univision Music LLC’s membership units are owned 90% by the Company and 10% by Diara, Inc., which is wholly-owned by José Behar, President and Chief Executive Officer of Univision Music Group. Univision Music Group is headquartered in Los Angeles, California. See “Notes to Consolidated Financial Statements—3. Related Party Transactions.”

Univision Records, Fonovisa Records, SGZ Records and La Calle labels have approximately 100 recording artists on their rosters. Univision Music Group, including Disa, is the leader in record sales of Latin music in the U.S. and Puerto Rico accounting for approximately 41% of the Latin music and 75% of the regional Mexican music sold in the U.S. in 2005. Univision Music Publishing is a major publisher of Spanish language songs with a catalog of approximately 10,000 published songs.

Disa LLC is operated by the Chavez family, which owns the remaining 50% interest. Disa is an independent Spanish-language record label with approximately 100 recording artists on their roster and owns a large catalog of more than 2,500 master recordings of Mexican regional music. The Company has a call right and the Chavez family has a put right starting in June 2006 pursuant to which the Company will purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments. See “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities.”

Internet

Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which is primarily directed at Hispanics in the United States and is intended to appeal to a broad consumer interest, including entertainment, sports, news, personal finance and shopping. In 2001, its first full-year of operations, Univision.com became the #1 Spanish-language website for U.S. Hispanics according to Nielsen Media Research and has retained its leadership position ever since. Use of the Internet by U.S. Hispanics is climbing rapidly. In 1998, fewer than 10% of Hispanic Households had Internet access. By 2005 the percentage of Hispanic households with Internet access more than quadrupled to over 40%. It is expected to continue to increase in the upcoming years.

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

Hispanic Population Growth and Concentration.   The Hispanic population of the U.S. increased by 58% between 1990 and 2000 to 35.3 million according to the 2000 U.S. Census. This rate of growth was more than 4 times that of the total U.S. population and approximately seven times that of the U.S. non-Hispanic population. While Hispanics accounted for 12.5% of the U.S. population in 2000, the U.S. Census Bureau projects that the Hispanic percentage will grow to approximately 20% of the total U.S. population by the year 2020, confirming a fundamental shift in the ethnic makeup of the country. According to the 2000 U.S. Census, Hispanics accounted for 27% of the population of New York City and 46.5% of Los Angeles, the two cities with the largest total populations and largest Hispanic populations. Approximately 50% of all Hispanics are located in the eight largest U.S. Hispanic markets, and the Company owns two or more television stations and three or more radio stations in each of these markets. According to U.S. Census estimates published July 1, 2004, there are approximately 41.3 million Hispanics living in the United States, which account for approximately 14% of the U.S. population.

Greater Hispanic Buying Power.   The Hispanic population represents $822 billion estimated Disposable Income in 2006 (8.6% of the total U.S. disposable income), an increase of 64% since 2000.

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

Ratings

Until December 26, 2005, Univision Network solely subscribed to Nielsen Media Research’s National Hispanic Television Index (NHTI) which measures only Hispanic audiences. As of December 26, 2005, Univision Network ratings also became available on Nielsen’s national ratings service, Nielsen Television Index (NTI), which provides television ratings for all of the major U.S. networks. NTI is based on the National People Meter sample which is comprised of approximately 10,000 households and is subscribed to by broadcast networks, cable networks, syndicators, advertisers and advertising agencies nationwide. The Univision Network will maintain its subscription to NHTI until September 2007 when the National People Meter sample will become the sole sample for both English-language media and Spanish-language media.

Television.   During the last five years, Univision Network has consistently ranked first in prime time television among all Hispanic adults and has consistently had between 95% and 100% of the 20 most widely watched programs among all Hispanic Households based on the November Nielsen Hispanic Television Index.

Among Hispanics, the Spanish-language television share of prime time viewing continues to increase. Currently in the 2005-2006 season 54% of all Hispanic 18-49 year olds watching television in prime time are watching Spanish language programs. This compares with 47% in the 2000-2001 season.

The following table shows that the Univision Broadcast Networks prime time audience ratings during the last five years are considerably higher than the other networks among the age segment most targeted by advertisers:

Prime Time Ratings Among Hispanic Adults Aged 18 to 49

MTWTFSS 7:00 PM-11:00 PM	2001 P18-49 Average Audience%	2002 P18-49 Average Audience%	2003 P18-49 Average Audience%	2004 P18-49 Average Audience%	2005 P18-49 Average Audience%
Univision (UNI)	9.8	9.0	8.6	8.8	10.0
TeleFutura (TF)	—	1.0	1.6	2.1	1.6
Telemundo	2.5	2.7	2.2	3.1	2.6
ABC	1.8	1.6	1.4	1.4	1.4
CBS	1.4	1.2	1.1	1.2	1.1
NBC	1.9	1.8	1.6	1.7	1.2
FOX	2.4	1.8	2.2	1.8	1.6
WB	1.0	1.0	0.9	0.9	0.7
UPN	1.2	1.1	1.0	1.0	0.8
PAX	0.2	0.1	0.1	0.1	0.1
AZTECA AMERICA	—	—	—	0.3	0.6
SHARE CALCULATIONS:
Total Ratings	22.2	21.3	20.7	22.4	21.7
UNI+TF Ratings	9.8	10.0	10.2	10.9	11.6
Univision Combined Networks’ Share	44.1%	46.9%	49.3%	48.7%	53.5%

Source: Nielsen Hispanic Television Index

Spanish-language television prime time is from 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday through Saturday. English-language television prime time is from 8 p.m. to 11 p.m., Eastern and Pacific Standard Times, Monday through Saturday and 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday.

In addition, according to the November 2005 Nielsen Station Index:

•       11 of the 18 full-power UTG O&Os ranked first among Spanish-language television stations in “total day” in their respective designated market areas, based on total audience rank of adults 18 to 49 years of age. (UTG owns a full-power station in Bakersfield, which is a UPN English-language affiliate);

•       four of the 18 full-power UTG O&Os ranked as the top station in “total day” in their respective designated market areas, English- or Spanish-language, based on total audience rank of adults 18 to 49 years of age. (UTG owns a full-power station in Bakersfield, which is a UPN English-language affiliate);

•       15 of the 18 full-power Univision Affiliated Stations ranked first among Spanish-language television stations in their respective designated market areas.

The Miami market did not have a November 2005 sweep due to Hurricane Wilma. No audience data are available for five UTG O&O full-power stations and three Univision Affiliated Stations.

Radio.   Radio ratings are measured by Arbitron, a marketing and research firm serving primarily the radio industry and specializing in audience ratings-measurement for marketing to advertisers. Arbitron measures radio station listening by market, in various day-parts and demographics, with data collected from areas throughout a given market. Ratings trends are released monthly and ratings books are issued each season. Univision Radio, according to the Summer 2005 Arbitron ratings book, operates the leading Spanish-language radio station in the adult 25-54 age group, as measured by Average Quarter Hour (AQH) audience rating, in 10 of the 15 top U.S. Hispanic radio markets as measured by Arbitron. During this same period, the Company operated the number one station format in two markets and 18 station formats ranked among the top-ten radio stations in AQH audience, regardless of language or format, in their respective markets.

Program License Agreements

Through its program license agreements (the “Program License Agreements”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”), the Company has the exclusive right until December 2017 to air in the U.S. all Spanish-language programming produced by or for them (with limited exceptions). The Program License Agreements provide the Company’s television and cable networks with access to programming to fill up to 100% of their daily schedules. Televisa and Venevision programming represented approximately 39% and 15% in 2005 and 36% and 17% in 2004, respectively, of Univision Network’s non-repeat broadcast hours. Televisa and Venevision programming represented approximately 23% and 7%, respectively, of TeleFutura Network’s non-repeat broadcast hours in 2005 and 2004. See Item 3. Legal Proceedings.

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

Televisa and Venevision programs available to the Company are defined under the Program License Agreements as all programs produced by or for each of them in the Spanish-language or with Spanish subtitles other than programs for which they do not own U.S. broadcast rights or as to which third parties have a right to a portion of the revenues from U.S. broadcasts (“Co-produced Programs”). Televisa and Venevision have also agreed through their affiliates to use their best efforts to coordinate with the Company to permit the Company to acquire U.S. Spanish-language rights to certain Co-produced Programs and to special events produced by others, sporting events, political conventions, election coverage, parades, pageants and variety shows.

In addition, Televisa and Venevision must use good faith efforts not to structure arrangements or agreements with respect to programs in a manner intended to cause such programs not to be available to the Company as “Programs” pursuant to the Program License Agreement.

In consideration for access to the programming of Televisa and Venevision, the Company pays royalties to Televisa and Venevision. For a discussion of how royalties are determined and the amounts paid under the Program License Agreements, see “Notes to Consolidated Financial Statements—3. Related Party Transactions—Program License Agreements.”

Under the Program License Agreements, Televisa and Venevision also have the right to use, without charge and subject to limitations, advertising time that we do not either sell to advertisers or use for our own purposes. The Agreements also provide that the Company will annually swap with each of Televisa and Venevision $10 million of non-preemptable advertising time. The Company accounts for this arrangement as a net barter transaction, with no effect on revenues, expenses or net income on an annual basis. Each of Televisa and Venevision may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period. Televisa received approximately 93,000, 23,000 and 9,000 of preemptable and non-preemptable 30-second commercial advertisements in 2005, 2004 and 2003, respectively. Venevision received approximately 84,000, 83,000 and 33,000 of preemptable and non-preemptable 30-second commercial advertisements in 2005, 2004 and 2003, respectively.

The Company has the right to license Televisa and Venevision programs in Puerto Rico. Before May 2005, we also had a right of first refusal, which we did not exercise, to license Televisa and Venevision’s programs in Puerto Rico (subject to preexisting commitments) and, if exercised, we would have paid a program performance fee based on the ratings delivered by the licensed programs. After May 2005, our rights are exclusive in a manner similar to the overall Program License Agreements (and we also license its programs to the Puerto Rico stations and networks), and we are required to pay Televisa 12% of Puerto Rico net time sales (calculated in a manner similar to Combined Net Time Sales) and Venevision the greater of 6% of Puerto Rico net time sales or the amount of a program performance fee based on ratings produced by Venevision programs that the Puerto Rico stations broadcast (but not more than 12% of Puerto Rico net time sales).

The obligations of Televisa and Venevision’s respective affiliates have been guaranteed by, in the case of Televisa, Grupo Televisa S.A. and, in the case of Venevision, Corporacion Venezolana de Television, C.A. (VENEVISION). Pursuant to their respective guarantees, Televisa has agreed to produce each year for the Company’s use at least 8,531 hours of programs, which will be of the quality of programs produced by Televisa during the calendar year 2000, and Venevision has agreed to use commercially reasonable efforts to produce or acquire programs for the Company’s use at least to the same extent of quality and quantity as in calendar years 1989, 1990 and 1991.

Advertising

During the last three years, no single customer has accounted for more than 10% of the Company’s gross revenues.

The Company’s television and radio advertising revenues are derived from network advertising, national spot advertising and local advertising, and come from diverse industries, with advertising for food and beverages, personal care products, automobiles, other household goods and telephone services representing the majority of network advertising revenues. National spot advertising represents time sold to national and regional advertisers based outside a station’s designated market area and is the means by which most new national and regional advertisers begin marketing to Hispanics. National spot advertising primarily comes from new advertisers wishing to test a market and from regional retailers and manufacturers without national distribution. To a lesser degree, national spot advertising comes from advertisers wanting to enhance network advertising in a given market. Local advertising revenues are generated from both local merchants and service providers and regional and national businesses and advertising agencies located in a particular designated market area.

Currently, most of the Company’s television stations do not receive their proportionate share of advertising revenues commensurate with their audience share. Approximately 50% of the Company’s radio stations currently receive their proportionate share of advertising revenues commensurate with their audience share. The Company strives to close the gap between audience and revenue share by persuading advertisers of the benefits they may achieve by utilizing or increasing their utilization of Spanish-language television and radio advertising. The Company focuses much of its sales efforts on demonstrating to advertisers its ability to reach the Hispanic audience.

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

Radio.   Our radio network and station marketing account executives are divided into three groups: network sales, national spot sales and local sales. The account executives responsible for network and national sales target and negotiate with accounts that advertise nationally. Univision Radio Corporate Sales represents the Company’s radio stations for sales placed from outside its designated market areas. The local sales force represents the owned-and-operated stations for all sales placed from within its designated market area. In addition, Univision Radio owned-and-operated stations’ sales departments utilize research, including both ratings and demographic information, to negotiate sales contracts as well as target major local, regional, and national advertisers that are not purchasing advertising time or that are under-purchasing advertising time on Spanish-language and Hispanic-targeted radio stations. The owned-and-operated stations also derive sales from the sponsorship and organization of various special events.

Music.   Univision Music Group generates revenues from its music recording and publishing businesses. Universal Music & Video Distribution Corp., a division of Universal Music Group, provides sales, distribution and manufacturing services to the Univision Music Group.

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

The Company’s television business competes for viewers and revenues with other Spanish-language and English-language television stations and networks, including the seven English-language broadcast television networks as well as approximately 70 measured cable networks. Many of these competitors are owned by companies much larger and having financial strength greater than the Company. Certain of the English-language networks and others have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable broadcasters have recently commenced or announced their intention to commence Spanish-language services as well.

The Company’s radio business competes for audiences and advertising revenues with other radio stations of all formats. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced such as (1) satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber based satellite radio services with numerous niche formats; and (2) audio programming by cable systems, direct broadcast satellite systems, Internet content providers, personal communications services and other digital audio broadcast formats.

Many of our competitors have more television and radio stations, greater resources (financial or otherwise) and broader relationships with advertisers than we do. Furthermore, because our English-language competitors are perceived to reach a broader audience than we do, they have been able to attract more advertisers and command higher advertising rates than we have.

The Company also competes for audience and revenues with independent television and radio stations, other media, suppliers of cable television programs, direct broadcast systems, newspapers, magazines and other forms of entertainment and advertising. The Company’s television affiliates located near the Mexican border also compete for viewers with television stations operated in Mexico, many of which are affiliated with a Televisa network and are owned by Televisa.

The Company’s share of overall television and radio audience has increased over the past five years. The Company attributes this to the growth of the U.S. Hispanic population, the quality of our programming and the quality and experience of our management. Telemundo, a wholly-owned and operated subsidiary of NBC, a division of General Electric, is the Company’s largest television competitor that broadcasts Spanish-language television programming. In most of the Company’s designated market areas, the Company’s affiliates compete for audience advertising directly with a station owned by or affiliated with Telemundo, as well as with other Spanish-language and English-language stations. Clear Channel (the largest radio operator in the United States), Radio One, Infinity Broadcasting (a unit of Viacom), Spanish Broadcasting System, Entravision Communications, and Liberman Broadcasting are the Company’s largest radio competitors that broadcast Spanish-language radio programming in several of the Company’s designated market areas. Additionally, the Company faces competition from English-language stations that offer programming targeting Hispanic audiences. Clear Channel has established a Hispanic radio division and has begun converting stations to Hispanic targeted formats, in English or Spanish, seeking niche formats within the current music available in Spanish or appealing to Hispanics. Radio One converted a station to Spanish and Spanish Broadcasting System has entered into a strategic alliance with Viacom to allow it to promote its radio stations on Viacom outdoor properties. ABC Radio networks and Spanish Broadcasting Systems have joined forces to syndicate three popular Hispanic morning shows nationally and in markets where the Company competes.

The rules and policies of the FCC encourage increased competition among different electronic communications media. As a result of rapidly developing technology, the Company may experience increased competition from other free or pay systems by which information and entertainment are delivered to consumers, such as direct broadcast satellite and video dial tone services.

Satellite-delivered audio, including Sirius Satellite Radio (with which the Company had a programming partner agreement from 1998 through January 2004) and XM Satellite Radio, provides a medium for the delivery by satellite or supplemental terrestrial means of multiple new audio programming formats to local and/or national audiences.

Univision Music Group’s major Spanish-language competitors are Sony/ BMG Norte, Universal Latino, WEA Latina and EMI Latin. The Group also competes against English-language music companies.

Univision Online competes for advertising revenues with numerous direct competitors, including Web-based portals, such as Yahoo! En Español, Terra and AOL Latino, individual Web sites providing content, commerce, community and similar features and other media companies, such as those with newspaper or magazine publications, radio stations and broadcast stations or networks.

Employees

As of December 31, 2005, the Company employed approximately 4,219 full-time employees. Approximately 8% of these employees are located in Chicago, Los Angeles, San Francisco, New York and Puerto Rico, and are represented by unions. The Company has collective bargaining agreements covering the union employees with varying expiration dates through 2010. The Company is negotiating the collective bargaining agreements at the Los Angeles, New York and Puerto Rico television stations and the New York radio station. Approximately 5% of full-time employees are subject to collective bargaining agreements that are currently being negotiated or that expire within one year. Management believes that its relations with its non-union and union employees, as well as with the union representatives, are generally good.

Federal Regulation

The ownership, operation and sale of television and radio broadcast stations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act and implementing FCC regulations establish an extensive system of regulation to which the Company’s stations are subject. The FCC may impose substantial penalties for violation of its regulations, including fines, license revocations, denial of license renewal or renewal of a station’s license for less than the normal term.

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

Programming and Operation.   The Communications Act requires broadcasters to serve the public interest through programming that is responsive to local community problems, needs and interests. Our stations must also adhere to various content regulations that govern, among other things, political and commercial advertising, sponsorship identification, contests and lotteries, television programming and advertising addressed to children, payola and obscene and indecent broadcasts.

Ownership Restrictions.   FCC rules permit us to own up to two television stations with overlapping contours where the stations are in different DMAs, where certain specified signal contours do not overlap, where a specified number of separately-owned full-power broadcast stations will remain after the combination is created or where certain waiver criteria are met. Rules also limit the number of radio stations that we may own in any single market (defined by Arbitron or by certain signal strength contours). The FCC’s “cross-ownership rule” permits a party to own both television and radio stations in the same local market in certain cases, depending primarily on the number of independent media voices in that market. The “national audience cap” prohibits us from owning stations that, in the aggregate, reach more than a specified percentage of the national audience.

In 2003, the FCC adopted changes to these rules that would generally relax many of the ownership restrictions discussed above. Except with respect to radio, the effectiveness of these new rules has been stayed by federal court order and the pre-existing media ownership rules will continue to apply until the stay is lifted.

Alien Ownership.   The Communications Act generally prohibits foreign parties from having a 20% or greater interest in a licensee entity or more than a 25% interest in the parent entity of a licensee. The Company believes that, as presently organized, it complies with the FCC’s foreign ownership restrictions.

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

Cable and Satellite Carriage.   FCC rules require that television stations make an election every third year to exercise either “must-carry” or “retransmission consent” rights in connection with local cable carriage. Stations which fail to make a cable carriage election are assumed to have elected “must-carry.”  Stations electing must-carry may require carriage on certain channels on cable systems within their market. Must-carry rights are not absolute, however, and are dependent on a number of factors, which may or may not be present in a particular case. Cable systems are prohibited from carrying the signals of a station electing retransmission consent until an agreement is negotiated with that station. At this time, must-carry rights extend to digital television signals only in limited circumstances. While there are proposals to adopt legislation to broaden such rights, we cannot predict whether such legislation will be adopted or the details of any legislation that may be adopted.

Direct Broadcast Satellite (“DBS”) systems provide television programming on a subscription basis to consumers that have purchased and installed a satellite signal receiving dish and associated decoder equipment. Under the Satellite Home Improvement Act, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. If a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage. All television stations operated by the Company at the time of election made timely elections for DBS carriage and the Company intends to obtain DBS carriage for each of its eligible stations.

A number of entities have commenced operation, or announced plans to commence operation of internet protocol video systems, using digital subscriber line (“DSL”), fiber optic to the home (“FTTH”) and other distribution technologies. The issue of whether those services are subject to the existing cable television regulations, including must-carry obligations, has not been resolved. There are proposals in Congress and at the FCC to resolve this issue. We cannot predict whether regulations will be adopted, or, if adopted, what form they might take. Pending such resolution, such systems may not retransmit the signals of our television stations without our consent.

DTV.   FCC rules require full-power analog television stations, such as ours, to transition from currently-provided analog service to digital (“DTV”) service. A multi-step channel election and repacking process is underway pursuant to which DTV stations will be assigned to their ultimate channel for digital transmissions. We are unable to predict at this time when that process will be completed or which channels we will be permanently assigned for digital operation. Federal law requires TV stations to operate exclusively in the digital mode and surrender any additional channels by December 31, 2006. While current legislation requires the FCC extend that deadline under specific circumstances, proposed legislation would establish a firm DTV transition deadline. We cannot predict whether a revised deadline will be adopted, or, if adopted, when that deadline will be.

Other Matters.   The FCC has numerous other regulations and policies that affect its licensees, including rules requiring close-captioning to assist television viewing by the physically handicapped and the equal employment opportunities (“EEO”) rule requiring broadcast licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person by broadcast stations based on race, color, religion, national origin or gender. The EEO rule also requires each station to widely disseminate information concerning its full-time job vacancies with limited exceptions, provide notice of each full-time job vacancy to recruitment organizations that have requested such notice and complete a certain number of longer-term recruitment initiatives within a two-year period. Licensees are also required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding a number of aspects of their station operations.

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

ITEM 1A.        Risk Factors

You should carefully consider the following discussion of risks and the other information included in this report in evaluating the Company and our business. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

We receive from Televisa a significant amount of our network programming and we are engaged in litigation with Televisa.

We receive substantial amounts of programming for our three networks from Televisa, S.A. de C.V., pursuant to a Second Amended and Restated Programming License Agreement dated as of December 19, 2001 (the “PLA”), and a separate letter agreement of the same date granting us rights to rebroadcast Televisa's feeds of certain Mexican League soccer games (the “Soccer Agreement”). The programming we receive under the PLA and the Soccer Agreement account for a majority of our prime time programming and a substantial portion of the overall programming on all three networks. In May 2005, Televisa filed a lawsuit against us, alleging certain breaches of the PLA and the Soccer Agreement, as well as violations of Televisa's copyrights in certain programs. In August 2005, we answered Televisa's First Amended Complaint and asserted several Counterclaims against Televisa and its parent company, Grupo Televisa, S.A., for breaches of the PLA, the Soccer Agreement, and other agreements between our companies. Televisa filed a motion to dismiss certain of our counterclaims; that motion was denied by the Court on November 17, 2005. Thereafter, Televisa and Grupo Televisa filed their Answer to our Counterclaims. In that document, they asserted a number of affirmative defenses to our claims against them, and added, for the first time, an assertion that we were in material breach of the PLA and the Soccer Agreement. On February 16, 2006, Televisa and Grupo Televisa served a purported notice of material breaches under the PLA and the Soccer Agreement. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded.

We do not believe that we are in breach of these agreements at all and certainly not in material breach. We have paid certain amounts sued for under protest and have filed or will file counterclaims to recover such amounts. The PLA provides for cure periods of 90 days for material monetary breaches and 180 days for material non-monetary breaches. We intend to defend the litigation and pursue our counterclaims vigorously. If the Company were held to be in material breach and unable to effect a timely cure, Televisa could elect to terminate the PLA. (See Notes to Consolidated Financial Statements—“10. Contingencies.”)

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

In addition, our stations compete for audiences and advertising directly with other television and radio stations and the competitive climate can change rapidly and unpredictably in any particular geographic market. Other television and radio stations may change their formats or programming, a new station may adopt a format to compete directly with one or more of our stations, or stations might engage in aggressive promotional campaigns. As a result of this competition, our stations’ audience ratings, market shares and advertising revenues may decline and any adverse change in a particular market could have a material adverse effect on the revenue of our stations located in that market and on the results of operations of our business as a whole.

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

We must successfully respond to rapid changes in technology, services and standards to remain competitive.

Technology in the video, telecommunications, radio, music and data services used in the entertainment and Internet industries is changing rapidly. Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our businesses. Examples of such advances in technologies include video-on-demand, satellite radio, new video formats and downloading from the Internet. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis and technologies, which enable users to fast-forward or skip advertisements, such as DVRs and portable digital devices, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers and could, therefore, adversely affect our revenues. In addition, further increases in the use of portable digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our radio and television broadcasting advertising revenues. Other cable providers and direct-to-home satellite operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over us for television advertising and subscription revenues. The ability to anticipate and adapt to changes in technology on a timely basis and exploit new sources of revenue from these changes will affect our ability to continue to grow and increase our revenue.

Our voting structure could delay or prevent us from being acquired and could prevent our stockholders from realizing a premium for their shares of common stock.

Mr.  A. Jerrold Perenchio beneficially owns all of our outstanding Class P common stock, which gives him ten votes per share compared to the one vote per share of all of our other capital stock. As of December 31, 2005, and assuming no exercise of options or warrants, Mr. Perenchio controlled approximately 61% of the voting power of the Class A and P common stock (which vote together to elect all of our directors except two) and approximately 58% of our overall voting power. Therefore, Mr. Perenchio has control over all matters submitted to our stockholders for vote (subject to certain matters that require supermajority board approvals and subject to class voting required by law), including election of directors, proxy contests, mergers and other transactions that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock. In addition, if either of our Class T and Class V Directors votes against a merger, consolidation, reorganization or sale of substantially all of our assets or liquidation, we will not be permitted to enter into such a transaction unless the transaction is approved by a majority of our Board and 60% of our shares outstanding (treating all shares as having a single vote for these purposes). Further, in such a transaction not resulting in a change in control, a vote of a Class T or Class V Director will be required if the powers, rights and privileges of the holders of the Class T and/or Class V common stock would be adversely affected.

Because our television stations rely on “must carry” rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of these rights or failures could significantly reduce our ability to obtain cable carriage and therefore revenues.

Pursuant to the “must carry” provisions of the Cable Television Consumer Protection and Competition Act of 1992, television broadcast stations may elect to require that a cable operator carry its signal if the cable operator is located in the same market as the broadcast station. However, in such cases the broadcast station cannot demand compensation from the cable operator. Such mandatory carriage is commonly referred to as “must-carry.” The future of “must carry” rights is uncertain, especially as they relate to the carriage of digital television. Under the current FCC rules, must-carry rights extend to digital television signals only in limited circumstances. While proposed legislation to broaden such rights has been proposed, we cannot predict whether such legislation will be adopted or the details of any legislation that may be adopted. Our full-power television stations often rely on “must-carry” rights to obtain cable carriage on specific cable systems. New laws or regulations that eliminate or limit the scope of these cable carriage rights could significantly reduce our ability to obtain cable carriage, which would reduce our ability to distribute our programming and consequently our ability to generate revenues from advertising.

In addition, a number of entities have commenced operation, or announced plans to commence operation of internet protocol video systems, using digital subscriber line (“DSL”), fiber optic to the home (“FTTH”) and other distribution technologies. The issue of whether those services are subject to the existing cable television regulations, including must-carry obligations, has not been resolved. There are proposals in Congress and at the FCC to resolve this issue. We cannot predict whether must-carry rights will cover such IPTV systems. In the event IPTV systems gain a significant share of the video distribution marketplace, and new laws and regulations fail to provide adequate must-carry rights, our ability to distribute our programming to the maximum number of potential viewers will be limited and consequently our revenue potential will be limited.

We may need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities.

At December 31, 2005, we had total debt, including capital lease obligations of approximately $1.5 billion, including $314.0 million drawn under our revolving credit facility, which expires July 18, 2006. Although we are negotiating a new bank credit facility and expect to enter into a new credit agreement in the first quarter of 2006, we cannot assure you that we will have a new facility in place in a timely manner or on terms acceptable to us. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our capital lease obligations and outstanding amounts under our current credit facility could have important consequences depending on our financial needs. For example, because it could require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, the indebtedness could:

•       reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•       limit our flexibility in planning for or reacting to downturns or fluctuations in our business; and

•       require us to seek alternative sources of debt or equity financing.

Failure  to properly manage our rapid growth could distract our management or waste our resources.

In general, we may continue to grow rapidly and this strategy could involve numerous risks, including the risk that certain acquisitions may prove unprofitable or fail to generate anticipated cash flows. In addition, our growth strategy could result in a strain on our infrastructure and internal systems or require us to recruit additional senior management. We may not be able to fully realize the benefits expected from cross-promotion between our television, radio, music and Internet business. Failure to effectively integrate newly-acquired companies or newly-entered businesses could undermine the potential benefits intended by acquisitions or entry into new businesses, could distract our management or could require us to unexpectedly allocate substantial resources (financial and otherwise) to the integration efforts.

Many of our competitors have greater resources and are more diversified than we are.

There has been consolidation in the media industry and our competitors include market participants with interests in multiple media businesses which are often vertically integrated and/or are part of large diversified corporate groups with a variety of other operations that can provide stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their media operations. In addition, these competitors may have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, musicians, directors and other personnel required for production. The resources of these competitors may also give them an advantage in acquiring other businesses or assets that we might also be interested in acquiring.

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets.

Goodwill and intangible assets totaled approximately $6.5 billion at December 31, 2005, primarily attributable to acquisitions in the past three years. At least annually, the Company tests its goodwill and intangible assets for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to operations. Depending on future circumstances, we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of our goodwill and other intangibles would have an adverse effect on our financial condition and results of operations.

We cannot assure you that the decision to explore strategic alternatives will successfully result in a transaction.

We announced on February 8, 2006 that our Board of Directors has decided to begin a process to explore strategic alternatives to enhance shareholder value. As previously announced, Univision intends to explore strategic alternatives, including but not limited to the raising of capital through the sale of securities or assets of the Company, a recapitalization, strategic acquisitions, and the combination, sale or merger of the Company with another entity. The process to explore strategic alternatives is subject to a number of uncertainties, both within and outside of our control, including those related to prevailing market conditions. As a result, we cannot assure you that the process will successfully result in a transaction or, if it does, that it would occur within a specified time period. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until our Board of Directors has approved a specific transaction.

If the exploration of strategic alternatives does result in a transaction, we are unable to predict what the market prices of our Class A Common Stock would be after announcement of the transaction. We cannot assure you that if the exploration of strategic alternatives results in a transaction, it will produce any increase for our stockholders in the market value of their holdings in our company. In addition, the market prices of our Class A Common Stock could be highly volatile for several months as we explore strategic alternatives and may continue to be more volatile if and when a transaction is announced or we announce that we are no longer exploring strategic alternatives.

ITEM 1B.       Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

ITEM 2.                Properties

At December 31, 2005, the principal buildings owned or leased by the Company and used primarily by the television and radio segments are described below:

Principal Properties of the Company

Location(1)	Aggregate Size of Property in Square Feet (Approximate)	Owned or Leased	Lease Expiration Date
Miami, FL	315,123	Owned	—
Miami, FL	68,595	Leased	12/31/12	(2)
Los Angeles, CA	166,272	Owned	—
Houston, TX	107,489	Owned	—
New York, NY	92,517	Leased	6/30/15

(1)          The Miami, Los Angeles and New York locations are used primarily by the television and Internet businesses. The Houston location, which was purchased in 2004 and is currently being renovated, will be used primarily by the television and radio businesses.

(2)          Option to renew available.

In December 2003, the Company entered into a lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2007. The lease was amended in June 2005 and, among other things, the term of the lease was extended from 40 to 50 years.

The Miami owned facilities primarily house Univision Network and TeleFutura Network administration, operations (including uplink facilities), sales, production and news. In addition, Galavisión operations occupy space in Univision Network’s facilities. The Company’s Miami television stations, WLTV and WAMI, occupy leased facilities. The Company broadcasts its programs to the Company’s affiliates on three separate satellites from four transponders. In addition, the Company uses a fifth transponder for news feeds.

The Company owns or leases remote antenna space and microwave transmitter space near each of its owned-and-operated stations. Also, the Company leases space in public warehouses and storage facilities, as needed, near some of its owned-and-operated stations.

The Company believes that its principal properties, whether owned or leased, are suitable and adequate for the purposes for which they are used and are suitably maintained for such purposes. Except for the inability to renew any leases of property on which antenna towers stand or under which the Company leases transponders, the inability to renew any lease would not have a material adverse effect on the Company’s financial condition or results of operations since the Company believes alternative space on reasonable terms is available in each city.

ITEM 3.                Legal Proceedings

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Without asserting any new matters of substance, Televisa in its answer now alleges that its claims rise to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa at all and certainly not in material breach. Univision intends to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017. We intend to defend the litigation and pursue our counterclaims vigorously. (See Notes to Consolidated Financial Statements—“10. Contingencies.”)

ITEM 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers

The executive officers of the Company serve at the discretion of its Board of Directors subject to certain employment agreements. Messrs. Cahill, Hobson, Kranwinkle, and Rodriguez have employment agreements with the Company.

The executive officers of the Company as of December 31, 2005 were as follows:

Name	Age	Position
A. Jerrold Perenchio	75	Chairman of the Board and Chief Executive Officer
Robert V. Cahill	74	Vice Chairman and Corporate Secretary
Andrew W. Hobson	44	Senior Executive Vice President, Chief Strategic Officer, and Chief Financial Officer

C. Douglas Kranwinkle	65	Executive Vice President and General Counsel
Ray Rodriguez	54	President and Chief Operating Officer

Mr. Perenchio has been Chairman of the Board and Chief Executive Officer of the Company since December 1992. From December 1992 through January 1997, he was also the Company’s President. Mr. Perenchio has owned and been active in Chartwell Partners LLC since it was formed in 1983. Chartwell Partners LLC is an investment firm that is active in the media and communications industry.

Mr. Cahill has been Vice Chairman and Secretary of the Company since May 2001. From December 1992 until May 2001, Mr. Cahill was Secretary and Vice President of the Company. Mr. Cahill was Executive Vice President and General Counsel of Chartwell Partners, an affiliate of Mr. Perenchio, from 1985 to June 30, 2004.

Mr. Hobson has been Senior Executive Vice President and Chief Strategic Officer since July 2004. In June 2005, Mr. Hobson was named to the additional position of Chief Financial Officer. Mr. Hobson was Executive Vice President of the Company from January 2001 through July 2004. From 1994 to 2000, Mr. Hobson was an Executive Vice President of Univision Network. Mr. Hobson served as a Principal at Chartwell Partners LLC, an affiliate of Mr. Perenchio, from 1990 to 1994.

Mr. Kranwinkle has been Executive Vice President and General Counsel of the Company since September 2000. From January 1989 until September 2000, Mr. Kranwinkle was a partner of O’Melveny & Myers LLP, a law firm. While at O’Melveny & Myers LLP, Mr. Kranwinkle was the managing partner of its New York office from December 1993 until June 1997 and the firm’s managing partner from April 1996 until September 2000.

Mr. Rodriguez has been President and Chief Operating Officer of the Company since February 2005. Prior to February 2005, Mr. Rodriguez had been President and Chief Operating Officer of Univision Network since December 1992 and President and Chief Operating Officer of TeleFutura Network and Galavisión since August 2001. Mr. Rodriguez serves as a member of the Board of Directors of the Company.

PART II

ITEM 5.                Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

The Company’s Class A Common Stock is listed on the New York Stock Exchange and is traded under the symbol “UVN”. The table below lists the high and low sales prices for the Class A Common Stock as reported on the New York Stock Exchange for each full quarterly period within the two most recent fiscal years.

	Price Range
	High	Low
2004
First Quarter	$40.05	$32.00
Second Quarter	$36.79	$29.54
Third Quarter	$35.22	$28.38
Fourth Quarter	$32.94	$27.30
2005
First Quarter	$30.20	$25.80
Second Quarter	$28.48	$25.00
Third Quarter	$29.55	$25.15
Fourth Quarter	$31.15	$23.52

(b)          Holders

There were approximately 437 stockholders of record of Class A Common Stock, 4 stockholders of Class P Common Stock, 2 stockholders of Class T Common Stock and 2 stockholders of Class V Common Stock as of February 13, 2006.

(c)           Cash Dividends

The Company has never declared or paid dividends on any class of its common stock. The Company’s current credit agreement restricts the payment of cash dividends on common stock. The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is contained under the caption “Equity Compensation Plan Information” in a definitive Proxy Statement, which the registrant will file with the Securities and Exchange Commission no later than 120 days after December 31, 2005 (the “Proxy Statement”) and such information is incorporated herein by reference.

(e)           Issuer Purchases of Equity Securities

A summary of the Company’s purchases of its Class A Common Stock during the three months ended December 31, 2005 under its $500 million stock repurchase plan authorized by its Board of Directors on February 17, 2005 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchasedas Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2005	4,235,900	$25.33	4,235,900
November 1 - 30, 2005	—	—	—
December 1 - 31, 2005	—	—	—
Total	4,235,900	$25.33	4,235,900	$—

On November 1, 2005, the Company’s Board of Directors approved the repurchase of an additional $500 million of its outstanding Class A Common Stock. The share repurchase will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006. Through December 31, 2005, there were no share repurchases under the stock repurchase plan approved on November 1, 2005.

ITEM 6.                Selected Financial Data

Presented below is the selected historical financial data of Univision Communications Inc.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(In thousands, except share and per-share data)

	2005(a)	2004(a)	2003(b)	2002	2001
Income Statement Data (for the years ended December 31)
Net revenues	$1,952,531	$1,786,935	$1,311,015	$1,091,293	$887,870
Direct operating expenses (excluding depreciation and amortization)	729,973	663,457	513,741	471,395	355,761
Selling, general and administrative expenses (excluding depreciation and amortization)	559,281	528,841	363,674	287,960	231,610
Cost reduction plan	30,289 (c)	—	—	—	—
Depreciation and amortization	93,223	101,382	84,904	78,818	84,069
Operating income	539,765	493,255	348,696	253,120	216,430
Interest expense, net	84,048	66,061	71,322	87,233	53,463
Loss on extinguishment of debt	—	467	4,122	—	3,875
Amortization of deferred financing costs	3,309	3,470	3,832	3,846	2,488
Stock dividend	(1,812)	(6,453)	—	—	—
Equity loss in unconsolidated subsidiaries and other	(959)	1,942	10,218	15,907	47,449
Gain on change in Entravision ownership interest	—	—	(1,611)	(1,898)	(4,552)
Nontemporary decline in fair value of investments	81,877 (d)	—	—	—	—
Noncontrolling interest in variable interest entities	4,120	7,311	—	—	—
Income before taxes	369,182	420,457	260,813	148,032	113,707
Provision for income taxes	182,003 (e)	164,574	105,386	61,504	61,296
Net income	187,179	255,883	155,427	86,528	52,411
Preferred stock dividends/accretion	—	—	—	(25)	(70)
Net income available to common stockholders	$187,179	$255,883	$155,427	$86,503	$52,341
As adjusted net income available to common stockholders(f)	$187,179	$255,883	$155,427	$86,503	$88,863
Earnings Per Share Available to Common Stockholder
Basic Earnings Per Share
Net income	$0.59	$0.79	$0.61	$0.39	$0.25
As adjusted net income(f)	$0.59	$0.79	$0.61	$0.39	$0.43
Weighted average common shares outstanding	315,223,555	322,742,581	253,853,027	224,344,335	208,110,727
Diluted Earnings Per Share
Net income	$0.54	$0.72	$0.55	$0.34	$0.22
As adjusted net income(f)	$0.54	$0.72	$0.55	$0.34	$0.37
Weighted average common shares outstanding	344,445,842	353,019,601	283,838,587	256,337,046	239,817,378
Balance Sheet Data (at end of year)
Current assets	$633,600	$638,489	$520,566	$384,958	$610,936
Total assets	8,128,336	8,227,126	7,642,917	3,402,396	3,178,387
Current liabilities	909,521	291,515	288,633	223,222	269,680
Long-term debt, including capital leases	969,299	1,227,680	1,368,346	1,432,233	1,662,018
Stockholders’ equity	5,090,900	5,387,704	5,102,977	1,558,088	813,280
Other Data
Net cash provided by operating activities	$415,259	$424,977	$329,777	$155,199	$217,295
Net cash used in investing activities	(325,618)	(231,114)	(197,360)	(795,281)	(816,175)
Net cash (used in) provided by financing activities	(180,109)	(80,672)	(91,391)	294,904	925,181

(a)        Includes the Company’s variable interest entities as of March 31, 2004. See “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities.”

(b)       The Company acquired Hispanic Broadcasting Corporation September 22, 2003.

(c)        The Company reported a Cost Reduction Plan charge in the fourth quarter of 2005. See “Notes to Consolidated Financial Statements—6. Accounts Payable and Accrued Liabilities.”

(d)       Charge related to the Company’s investments in Entravision and St. Louis/Denver LLC. See “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities.”

(e)        The Company reported no tax benefit related to the $81,877 charge related to its investments. See “Notes to Consolidated Financial Statements—11. Income Taxes.”

(f)         Represents net income per share as if Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles” was effective January 1, 2000.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Univision Communications Inc., together with its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), operates in four business segments:

•                    Television: The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations and the Galavisión cable television network. For the twelve months ended December 31, 2005, the television segment accounted for approximately 70% of the Company’s net revenues.

•                    Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. The Company has owned Univision Radio since the Company acquired Hispanic Broadcasting Corporation in September 2003. For the twelve months ended December 31, 2005, the radio segment accounted for approximately 18% of the Company’s net revenues.

•                    Music: The Company’s music recording and music publishing business, launched in April 2001, includes the Univision Records label, Fonovisa Records label, SGZ Records label, La Calle label and Disa Records, which the Company began to consolidate on March 31, 2004. See “Notes to Consolidated Financial Statements - 14. Investments and Variable Interest Entities.”  For the twelve months ended December 31, 2005, the music segment accounted for approximately 11% of the Company’s net revenues.

•                    Internet: Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the twelve months ended December 31, 2005, the Internet segment accounted for approximately 1% of the Company’s net revenues.

Television net revenues are generated from the sale of network, national and local spot advertising time, subscriber fees and sales commissions on national advertising aired on Univision affiliate television stations less agency commissions, music license fees and station compensation paid to an affiliate. Univision Radio’s primary source of revenues is the sale of broadcasting time for advertising, with a majority of revenues coming from local advertising and the remainder primarily from national spot and network advertising. The music business derives its revenues primarily from the sale of recorded music and the Internet business primarily from online advertising.

Direct operating expenses consist primarily of programming, license fees, news and technical costs.  License fees related to our program license agreements (the “Program License Agreements”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”) accounted for approximately 14% for the twelve months ended December 31, 2005 and 2004, respectively, of our total direct operating and selling, general and administrative expenses.

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30.3 million in the fourth quarter of 2005. The plan was substantially completed during the fourth quarter of 2005. See “Notes to Consolidated Financial Statements—6. Accounts Payable and Accrued Liabilities.”

In the fourth quarter of 2005, the Company recorded a charge of $24.7 million related to an other than temporary decline in the value of its Entravision stock. The charge is based on the fair value of our investment in Entravision common stock of $7.12 per share on the last trading day of 2005 compared to our average cost basis of $7.79 per share. Any gain or loss on future transactions involving Entravision stock will be measured by comparing the newly established cost basis of $7.12 per share to the fair value of the Entravision stock at the transaction date. Entravision’s stock price at March 9, 2006 was $7.60. In the second quarter 2005, the Company also recorded a charge of $48.3 million related to the other than temporary decline in the value of its Entravision stock, bringing the full year 2005 charge to $73.1 million. See “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities.”

On March 2, 2006, the Company and Entravision Communications Corporation completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate purchase price of $51.1 million, or $7.30 per share. As part of its acquisition of Hispanic Broadcasting Corporation in 2003, the Company reached an agreement with the United States Department of Justice to reduce its stake in Entravision to 15% non-voting ownership interest on a fully converted basis, as defined in the consent decree with the DOJ, by March 26, 2006.  This share repurchase transaction, coupled with the recent closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, will reduce the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%.

On November 7, 2002 the Company entered into a limited liability company agreement with Roberts Brothers Broadcasting, LLC (“Roberts”), called St. Louis / Denver LLC (the “LLC”). The majority of the LLC’s assets are FCC licenses. On October 1, 2005, the Company performed its annual impairment testing analysis and obtained an appraised value of the Denver and St. Louis FCC licenses. Based in part on this appraisal, the Company determined that the fair value of the FCC licenses was less than the book carrying value and recorded an impairment charge of $8.8 million in the fourth quarter of 2005. See “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities.”

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

On June 30, 2005, the Company acquired two stations, WLII and WSUR, in Puerto Rico for $190,000,000, excluding acquisition costs. These stations had been reported by the Company as variable interest entities since March 31, 2004. See “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities.”

Until December 26, 2005, Univision Network solely subscribed to Nielsen Media Research’s National Hispanic Television Index (NHTI) which measures only Hispanics audiences. As of December 26, 2005, Univision Network ratings also became available on Nielsen’s national ratings service, Nielsen Television Index (NTI), which provides television ratings for all of the major U.S. networks. NTI is based on the National People Meter sample which is comprised of approximately 10,000 households and is subscribed to by broadcast networks, cable networks, syndicators, advertisers and advertising agencies nationwide. The Univision Network will maintain its subscription to NHTI until September 2007 when the National People Meter sample will become the sole sample for both English-language media and Spanish-language media.

On January 1, 2006, the Company acquired radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for approximately $90 million. The Company paid for the acquisition with shares of Entravision common stock held by the Company.

On November 1, 2005, the Company’s Board of Directors approved the repurchase of $500 million of its outstanding Class A Common Stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006. No shares have been repurchased pursuant to the November plan. On February 17, 2005, the Company announced that its

Board of Directors had approved the repurchase of up to $500 million of its outstanding Class A Common Stock. On October 24, 2005, the Company completed repurchasing approximately $500 million, 19,096,600 shares, in accordance with its stock repurchase plan.

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District for the Court Central District of California alleging breach by us of our PLA with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Without asserting any new matters of substance, Televisa in its answer now alleges that its claims rise to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa at all and certainly not in material breach. Univision intends to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017. We intend to defend the litigation and pursue our counterclaims vigorously. (See Notes to Consolidated Financial Statements—“10. Contingencies.”)

As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”). Under the guidelines of FIN 46, the Company began consolidating its investment in Disa Records, S.A. de C.V. (“Disa”) and WLII/WSUR Inc. (“WLII”), which owns two television stations in Puerto Rico, as variable interest entities. Prior periods were not restated upon the adoption of FIN 46. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their statements of operations beginning April 1, 2004. The consolidation of these entities had a positive impact on net revenues and operating income but no impact on net income. On June 30, 2005, the Company acquired WLII for approximately $190,000,000, excluding acquisition costs. See “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities” for the impact of the variable interest entities.

Critical Accounting Policies

Program Costs for Television Broadcast

Program costs pursuant to the Program License Agreements are expensed monthly by the Company as a license fee, which is based principally on a percentage of the Company’s television combined net time sale, as defined in the PLA. All other costs incurred in connection with the production of or purchase of rights to programs that are ready, available and to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operating expense as the programs are broadcast. In the case of multi-year sports contracts, program costs are charged to operating expense based on the flow-of-income method over the term of the contract.

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

Goodwill is allocated to various reporting units, which are either the operating segments or one reporting level below the operating segment. For purposes of performing the impairment test of goodwill as required by SFAS No. 142, we established the following reporting units: Television, Radio, Music and Internet. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS No. 142 also requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for broadcast licenses, other indefinite-lived intangible assets and goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2005, and concluded that it does not have an impairment loss related to these assets. In the future, the Company may incur impairment charges under SFAS No. 142 if market values decline and the Company does not achieve expected cash flow growth rates.

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

Stock-based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement (“FASB”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values (i.e., footnote disclosure is no longer an alternative to financial statement recognition). Prior to the adoption of SFAS No. 123R, the Company accounted for employee stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB Opinion”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We were required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of all unvested stock options outstanding whose exercise price was above the then current market price of $25.56. The Compensation Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance of SFAS No. 123R, which will require the Company to treat unvested stock options as compensation expense effective January 1, 2006. Because the Company accounts for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and because these options were priced above current market on that date, the acceleration of vesting of these options did not require accounting recognition in the Company’s financial statements. Vesting acceleration increased pro forma stock based compensation under the provisions of SFAS No. 123 by approximately $59 million before income tax. Assuming that there are no modifications to the affected options, the Company believes that it will not be required to recognize any compensation expense in future periods associated with the affected options. As of December 31, 2005, substantially all of the Company’s outstanding options have been expensed due to the acceleration.

On January 1, 2006, the Company adopted SFAS No. 123R and elected to use the modified prospective method as prescribed in the statement; therefore, periods prior to the adoption of SFAS No. 123R will not be restated. Under the modified prospective method, this statement will be applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006. Under SFAS No. 123R, the estimated fair value of new awards will be charged to income on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of each new stock award will be estimated on the date of grant using the Black-Scholes option-pricing model, which is the same model that was used by the Company prior to the adoption of SFAS No. 123R. The Company expects that stock-based compensation recognized under SFAS No. 123R will reduce its diluted earnings per share by approximately $0.02 for the year ended December 31, 2006.

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

Overview

In comparing our results of operations for the twelve months ended 2005 (“2005”) with those ended 2004 (“2004”), the following should be noted:

•       On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30,289,000 in the fourth quarter of 2005 consisting of employee terminations of $17,761,000 and abandonment of programming costs and other costs of $12,528,000. See “Notes to Consolidated Financial Statements—6. Accounts Payable and Accrued Liabilities.”

•       The Company recorded a charge for a nontemporary decline in the fair value of its Entravision investment of $73,077,000 in 2005. The Company also recorded an impairment charge of $8,800,000 in the fourth quarter of 2005 in connection with its Denver and St. Louis LLC investment. The Company did not record a tax benefit related to these transactions. See “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities.”

•       Under the guidelines of FIN 46, the Company began consolidating its investment in Disa and WLII, which owned two television stations in Puerto Rico, as variable interest entities as of March 31, 2004. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their results of operations beginning April 1, 2004. The impact of the variable interest entities on the results of operations of the Company is explained below for the twelve months ended December 31, 2005. On June 30, 2005, the Company acquired WLII for $190,000,000, excluding acquisition costs. Also see “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities.”

•       On February 17, 2005, the Company announced that the Board of Directors had approved the repurchase of up to $500 million of its outstanding Class A Common Stock. On October 24, 2005, the Company completed repurchasing approximately $500 million, 19,096,600 shares, in accordance with its stock repurchase plan.

•       On November 1, 2005, the Company’s Board of Directors approved the repurchase of an additional $500 million of its outstanding Class A Common Stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006. No shares have been repurchased pursuant to the plan.

•       In the first quarter of 2004, the Company recorded stock dividend income of $4,641,000 ($4,100,000 net of tax) related to the periods June 8, 2001 to December 31, 2003 in connection with its investment in Equity Broadcasting Corporation.

Year Ended December 31, 2005 (“2005”), Compared to Year Ended December 31, 2004 (“2004”)

Revenues.   Net revenues were $1,952,531,000 in 2005 compared to $1,786,935,000 in 2004, an increase of $165,596,000 or 9.3%. Existing operations accounted for 7.1% of the increase, while 2.2% was attributable to the variable interest entities that began to be consolidated by the Company on March 31, 2004. The Company’s television segment revenues were $1,360,694,000 in 2005 compared to $1,261,840,000 in 2004, an increase of $98,854,000 or 7.8%. The growth was attributable to the Company’s three television networks, resulting primarily from increased viewership, higher rates for advertising spots and increased subscriber fees. The owned-and-operated stations also had increased revenues attributable primarily to the Los Angeles, Dallas, Phoenix, Houston and Chicago markets. The Company’s radio segment had revenues of $359,107,000 in 2005 compared to $328,392,000 in 2004, an increase of $30,715,000 or 9.4%. The growth was attributable primarily to radio network advertising and the stations in the Chicago, Dallas, Los Angeles, San Antonio and Phoenix markets. The Company’s music segment generated revenues of $206,444,000 in 2005 compared to $178,560,000 in 2004, an increase of $27,884,000 or 15.6%. The variable interest entity, Disa, had net revenues of $76,523,000 in 2005 compared to $50,947,000 in 2004, an increase of $25,576,000. The remainder of the increase in the music segment is due primarily to the success of several album releases in 2005. The Company’s Internet segment had revenues of $26,286,000 in 2005 compared to $18,143,000 in 2004, an increase of $8,143,000 or 44.9%, primarily related to new advertisers and increased spending from existing advertisers.

Expenses.   Direct operating expenses increased to $729,973,000 in 2005 from $663,457,000 in 2004, an increase of $66,516,000 or 10%. Existing operations accounted for 6.7% of the increase, while 3.3% was attributable to the variable interest entities. The Company’s television segment direct operating expenses were $536,209,000 in 2005 compared to $488,446,000 in 2004, an increase of $47,763,000 or 9.8%. The increase is due to increased license fee expense of $16,479,000 paid under our Program License Agreements, increased programming costs of $34,314,000 offset by a decrease in technical cost of $3,030,000. The Company’s radio segment had direct operating expenses of $65,772,000 in 2005 compared to $60,121,000 in 2004, an increase of $5,651,000 or 9.4%. The increase is due to increased programming costs of $4,914,000 and technical cost of $737,000. The Company’s music segment’s direct operating expenses were $115,364,000 in 2005 compared to $102,316,000 in 2004, an increase of $13,048,000. The music segment’s variable interest entity cost related to Disa was $11,854,000 and the remainder of the increase was attributable to increased production costs resulting from higher sales. The Company’s Internet segment had direct operating expenses of $12,628,000 in 2005 compared to $12,574,000 in 2004, an increase of $54,000 or .4%. As a percentage of net revenues, the Company’s direct operating expenses increased from 37.1% in 2004 to 37.4% in 2005.

Selling, general and administrative expenses increased to $559,281,000 in 2005 from $528,841,000 in 2004, an increase of $30,440,000 or 5.8%. Existing operations accounted for 4.7% of the increase, while

1.1% was attributable to the variable interest entities. The Company’s television segment selling, general and administrative expenses were $335,215,000 in 2005 compared to $311,916,000 in 2004, an increase of $23,299,000 or 7.5%. The increase is due to increased selling costs of $10,225,000 reflecting higher sales in 2005, increased general and administrative compensation costs of $7,005,000, increased research costs of $6,703,000 offset by a decrease in various other costs of $634,000. The Company’s radio segment had selling, general and administrative expenses of $151,985,000 in 2005 compared to $151,690,000 in 2004, an increase of $295,000. The increase is due in part to increased selling costs of $5,853,000 reflecting higher sales in 2005 offset in part by decreases in compensation related costs of $1,341,000, legal fees of $1,131,000, rent expense of $1,117,000, insurance costs of $571,000 and various other costs savings of $1,398,000. The Company’s music segment had selling, general and administrative expenses of $59,595,000 in 2005 compared to $52,964,000 in 2004, an increase of $6,631,000. The increase is due to variable interest entity costs related to Disa of $4,178,000 and various other cost increases of $2,453,000. The Company’s Internet segment had selling, general and administrative expenses of $12,486,000 in 2005 compared to $12,271,000 in 2004, an increase of $215,000. As a percentage of net revenues, the Company’s selling, general and administrative expenses decreased from 29.6% in 2004 to 28.6% in 2005.

Cost Reduction Plan.   On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30,289,000 in the fourth quarter of 2005 consisting of employee terminations of $17,761,000 and abandonment of programming costs and other costs of $12,528,000. The cost reduction charge related the television segment was $29,993,000, the radio segment $73,000, the music segment $33,000 and the Internet segment $190,000.

Depreciation and Amortization.   Depreciation and amortization decreased to $93,223,000 in 2005 from $101,382,000 in 2004, a decrease of $8,159,000 or 8%. Existing operations accounted for a decrease of 9.5%, while the variable interest entities accounted for an increase of 1.5%. The Company’s depreciation expense decreased to $79,095,000 in 2005 from $82,157,000 in 2004, a decrease of $3,062,000 primarily related to the disposal and acceleration of depreciation expense of certain assets. The Company had amortization of intangible assets of $14,128,000 and $19,225,000 in 2005 and 2004, respectively, a decrease of $5,097,000, which is due primarily to elimination of amortization of radio intangible assets related to advertising contracts and a reduction of music intangible assets being amortized, primarily artist contracts. Depreciation and amortization expense for the television segment increased by $898,000 to $66,927,000 in 2005 from $66,029,000 in 2004 due to increased depreciation expense of $213,000 and amortization expense of $685,000, primarily related to WLII. Depreciation and amortization expense for the radio segment decreased by $4,414,000 to $11,649,000 in 2005 from $16,063,000 in 2004 due to a decrease in amortization of intangibles of $2,861,000 resulting primarily from the elimination of radio intangible assets related to advertising contracts and a decrease in depreciation expense of $1,553,000. Advertiser contracts were being amortized over a nine-month period that expired in June 2004. Depreciation and amortization expense for the music segment decreased by $2,566,000 to $12,877,000 in 2005 from $15,443,000 in 2004, primarily related to a reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years but most will be fully amortized by the end of 2005. Depreciation and amortization expense for the Internet segment decreased by $2,077,000 to $1,770,000 in 2005 from $3,847,000 in 2004, which was primarily related to a decrease in depreciation expense related to equipment fully depreciated in 2004.

Operating Income.   As a result of the above factors, operating income increased to $539,765,000 in 2005 from $493,255,000 in 2004, an increase of $46,510,000 or 9.4%. Existing operations accounted for 7.4% of the increase, while the variable interest entities accounted for an increase of 2%. The Company’s television segment had operating income of $392,350,000 in 2005 and $395,449,000 in 2004, a decrease of $3,099,000 or .8%. The Company’s radio segment had operating income of $129,628,000 in 2005 compared to $100,518,000 in 2004, an increase of $29,110,000 or 29%. The Company’s music segment had operating income of $18,575,000 in 2005 compared to $7,837,000 in 2004, an increase of $10,738,000. The Company’s Internet segment had an operating loss of $788,000 in 2005 compared to a loss of $10,549,000 in 2004, an improvement of $9,761,000. As a percentage of net revenues, the Company’s operating income was 27.6% in 2004 and 2005.

Interest Expense, Net.   Interest expense increased to $84,048,000 in 2005 from $66,061,000 in 2004, an increase of $17,987,000 or 27.2%. The increase is due to higher interest rates and borrowings related to the Company’s stock repurchase plan and acquisition of WLII. See “Liquidity and Capital Resources—Debt Instruments.”

Stock dividend.   Equity Broadcasting Corporation stock dividend income decreased to $1,812,000 in 2005 from $6,453,000 in 2004, a decrease of $4,641,000. This decrease is related to stock dividend income of $4,641,000 ($4,100,000 net of tax) recorded in the first quarter 2004 for the periods June 8, 2001 to December 31, 2003 based on the Company’s initial investment in Equity Broadcasting Corporation of approximately $26,000,000 made in June 2001. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008.

Noncontrolling interest of variable interest entities.   Under the guidelines of FIN 46, the Company is required to consolidate the operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family, until the Company’s June 30, 2005 acquisition of WLII, WLII, which had been owned 100% by Raycom. On June 30, 2005, the Company acquired WLII for approximately $190,000,000, excluding acquisition costs, see “Notes to Consolidated Financial Statements - 14. Investments and Variable Interest Entities.”  The Company recorded a noncontrolling interest loss of $4,120,000 in 2005, which consists of a charge of $5,975,000 related to the Chavez family’s 50% ownership of Disa and income of $1,855,000 related to Raycom’s 100% ownership of WLII. In 2004, the Company recorded a noncontrolling interest loss of $7,311,000 related to its variable interest entities. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. The use of the equity method of accounting prior to March 31, 2004 and the consolidation of Disa since April 1, 2004 have the same effect on the Company’s net income. WLII’s net income has no impact on our net income through June 30, 2005 since Raycom owned 100% of WLII. Beginning July 1, 2005, WLII’s net income is included in the Company’s consolidated net income.

Equity (Income) Loss in Unconsolidated Subsidiaries and Other.   Equity (income) loss in unconsolidated subsidiaries and other improved by $2,901,000 to income of $959,000 in 2005 from a loss of $1,942,000 in 2004, due primarily to lower losses on equity method investments of $1,873,000 and a decrease in other losses of $1,028,000.

Nontemporary decline in fair value of investment.   The Company recorded a charge for a nontemporary decline in the fair value of its investments in Entravision and St. Louis/Denver LLC of $81,877,000. The charges related to the Entravision and St. Louis/Denver LLC investments are $73,077,000 and $8,800,000, respectively. See “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities.”

Provision for Income Taxes.   In 2005, the Company reported an income tax provision of $182,003,000, representing $125,482,000 of current tax expense and $56,521,000 of deferred tax expense. In 2004, the Company reported an income tax provision of $164,574,000, representing $98,703,000 of current tax expense and $65,871,000 of deferred tax expense. The total effective tax rate was 49.3% in 2005 and 39.1% in 2004. The Company’s effective tax rate of 49.3% for 2005 is higher than the 39.1% for 2004 due primarily to the charges for the nontemporary decline in the fair value of the Entravision and St. Louis/Denver LLC investments, for which no tax benefit was recorded, and a tax benefit recorded in the second quarter of 2004 of $4,737,000, resulting from the resolution of various federal and state income tax audits.

Net Income.   As a result of the above factors, the Company reported net income in 2005 of $187,179,000 compared to net income of $255,883,000 in 2004, a decrease of $68,704,000 or 26.8%. Following the adoption of FIN 46 on March 31, 2004, the Company’s inclusion of the variable interest entity, Disa, and WLII while it was a VIE, in the Company’s results of operations did not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company’s net income. While WLII was a VIE, WLII’s net income had no impact on our net income since Raycom owned 100% of WLII. As a percentage of net revenues, the Company’s net income decreased from 14.3% in 2004 to 9.6% in 2005.

Operating Income before Depreciation and Amortization.   Operating income before depreciation and amortization increased to $632,988,000 in 2005 from $594,637,000 in 2004, an increase of $38,351,000 or 6.4%.  Operating income before depreciation and amortization includes a cost reduction plan charge of $30,289,000. Existing operations accounted for 4.5% of the increase, while 1.9% was attributable to the variable interest entities. As a percentage of net revenues, the Company’s operating income before depreciation and amortization decreased from 33.3% in 2004 to 32.4% in 2005.

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the twelve months ended December 31, 2005 and 2004:

	Twelve Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
	(In thousands)
Operating income before depreciation and amortization	$632,988 (a)	$594,637
Depreciation and amortization	93,223	101,382
Operating income	539,765	493,255
Other expense (income):
Interest expense, net	84,048	66,061
Loss on extinguishment of debt	—	467
Amortization of deferred financing costs	3,309	3,470
Stock dividend	(1,812)	(6,453)
Equity (income) loss in unconsolidated subsidiaries and other	(959)	1,942
Nontemporary decline in fair value of investments	81,877	—
Noncontrolling interest of variable interest entities	4,120	7,311
Provision for income taxes	182,003	164,574
Net income	$187,179	$255,883

(a)           Includes a cost reduction plan charge of $30,289,000.

	Twelve Months Ended December 31, 2005
	Consolidated		Television		Radio	Music		Internet
	(In thousands)
Operating income before depreciation and amortization	$632,988	(a)	$459,277	(a)	$141,277	$31,452	(a)	$982
Depreciation and amortization	93,223		66,927		11,649	12,877		1,770
Operating income (loss)	$539,765		$392,350		$129,628	$18,575		$(788)

	Twelve Months Ended December 31, 2004
	Consolidated		Television		Radio	Music		Internet
Operating income (loss) before depreciation and amortization	$594,637	(b)	$461,478	(b)	$116,581	$23,280	(b)	$(6,702)
Depreciation and amortization	101,382		66,029		16,063	15,443		3,847
Operating income (loss)	$493,255		$395,449		$100,518	$7,837		$(10,549)

(a)           Consolidated VIE operating income before depreciation and amortization totaled $21,768,000, the television and music VIEs contributed income of $2,430,000 and $19,338,000 to the total, respectively. For comparison purposes, WLII, which was a variable interest entity until June 30, 2005, had EBITDA of $9,907,000 for the six-months ended December 31, 2005.

(b)          Consolidated VIE operating income before depreciation and amortization totaled $20,312,000. The television and music VIEs contributed $10,518,000 and $9,794,000 to the total, respectively.

Overview

In comparing our results of operations for the twelve months ended 2004 with those of 2003, the following should be noted:

•       The results of operations of Univision Radio (acquired September 22, 2003) are included for the twelve months ended December 31, 2004 but are only included from September 23, 2003 through December 31, 2003 for the twelve months ended 2003.

•       Under the guidelines of FIN 46, the Company began consolidating its investment in Disa and WLII, which owns two television stations in Puerto Rico, as variable interest entities as of March 31, 2004. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their results of operations beginning April 1, 2004. The impact of the variable interest entities on the results of operations of the Company is explained below for the twelve months ended December 31, 2004. Also see “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities.”

Year Ended December 31, 2004 (“2004”), Compared to Year Ended December 31, 2003 (“2003”)

Revenues.   Net revenues were $1,786,935,000 in 2004 compared to $1,311,015,000 in 2003, an increase of  $475,920,000 or 36.3%. Existing operations accounted for 10.2% of the increase, while 18.7% was attributable to the radio business, resulting from our acquisition of HBC on September 22, 2003, and 7.4% to the variable interest entities that began to be consolidated by the Company on March 31, 2004. The Company’s television segment revenues were $1,261,840,000 in 2004 compared to $1,098,276,000 in 2003, an increase of $163,564,000 or 14.9%. The growth was primarily attributable to the Company’s three television networks, resulting primarily from increased viewership and higher rates for advertising spots. The owned-and-operated stations also had increased revenues, attributable primarily to the Los Angeles, Phoenix, Miami, New York and Austin markets offset in part by small decreases in the San Francisco, Dallas and Fresno markets. The variable interest entity, WLII, added $46,147,000, or 3.5% to the net revenues of the television segment. The Company’s radio segment, which began operating for the Company following the acquisition of HBC on September 22, 2003, had revenues of $328,392,000 in 2004 compared to $83,595,000 in 2003. The Company’s music segment generated revenues of $178,560,000 in 2004 compared to $113,197,000 in 2003, an increase of $65,363,000 or 57.7%. The variable interest entity, Disa, added $50,947,000, or 28.5%, to the net revenues of the music segment. The remainder of the increase is due primarily to the success of certain album releases in 2004. The Company’s Internet segment had revenues of $18,143,000 in 2004 compared to $15,947,000 in 2003, an increase of $2,196,000 or 13.8%, primarily related to an increase in advertisers.

Expenses.   Direct operating expenses increased to $663,457,000 in 2004 from $513,741,000 in 2003, an increase of $149,716,000 or 29.1%. Existing operations accounted for 10.5% of the increase, while 8.7% was attributable to the radio business and 9.9% to the variable interest entities. The Company’s television segment direct operating expenses were $488,446,000 in 2004 compared to $420,475,000 in 2003, an increase of $67,971,000 or 16.2%. The increase is due to increased programming costs of $24,753,000, increased license fee expense of $14,888,000 paid under our Program License Agreements, increased technical costs of $5,658,000 and variable interest entity costs related to WLII of $22,672,000. The Company’s radio segment had direct operating expenses of $60,121,000 in 2004 compared to $15,211,000 in 2003. The Company’s music segment’s direct operating expenses were $102,316,000 in 2004 compared to $64,497,000 in 2003, an increase of $37,819,000. The music segment’s variable interest entity cost related to Disa was $28,261,000 and the remainder of the increase was attributable to increased production costs resulting from higher sales. The Company’s Internet segment had direct operating expenses of $12,574,000 in 2004 compared to $13,558,000 in 2003, an improvement of $984,000 or 7.3%. As a percentage of net revenues, the Company’s direct operating expenses decreased from 39.2% in 2003 to 37.1% in 2004.

Selling, general and administrative expenses increased to $528,841,000 in 2004 from $363,674,000 in 2003, an increase of $165,167,000 or 45.4%. Existing operations accounted for 6.9% of the increase, while 31.4% was attributable to the radio business and 7.1% to the variable interest entities. The Company’s television segment selling, general and administrative expenses were $311,916,000 in 2004 compared to $275,622,000 in 2003, an increase of $36,294,000 or 13.2%. The increase is due in part to increased compensation costs and benefits of $10,048,000, increased selling costs of $7,066,000 reflecting higher sales in 2004, increased research costs of $3,681,000 and variable interest entity costs related to WLII of $12,957,000. The Company’s radio segment had selling, general and administrative expenses of $151,690,000 in 2004 compared to $37,511,000 in 2003. The Company’s music segment had selling, general and administrative expenses of $52,964,000 in 2004 compared to $39,151,000 in 2003, an increase of $13,813,000. The music segment’s variable interest entity cost related to Disa was $12,892,000. The Company’s Internet segment had selling, general and administrative expenses of $12,271,000 in 2004 compared to $11,390,000 in 2003, an increase of $881,000, related in part to increased selling costs. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased from 27.7% in 2003 to 29.6% in 2004.

Depreciation and Amortization.   Depreciation and amortization increased to $101,382,000 in 2004 from $84,904,000 in 2003, an increase of $16,478,000 or 19.4%. The radio business accounted for 12.3% of the increase, the variable interest entities accounted for 10.8%, while existing operations accounted for a decrease of 3.7%. The Company’s depreciation expense increased to $82,157,000 in 2004 from $72,340,000 in 2003, an increase of $9,817,000 primarily due to increased capital expenditures and acquisitions. The variable interest entities accounted for $1,375,000 of the increase. The Company had amortization of intangible assets of $19,225,000 and $12,564,000 in 2004 and 2003, respectively, an increase of $6,661,000, which is due primarily to an increase of $1,567,000 related to the acquisition of HBC on September 22, 2003 and $7,825,000 related to the variable interest entities, offset in part by a reduction of intangible assets being amortized, primarily artist contracts, acquired as a result of our acquisition of Fonovisa in April 2002 of $2,676,000 and other reductions of $55,000. Depreciation and amortization expense for the television segment increased by $1,988,000 to $66,029,000 in 2004 from $64,041,000 in 2003 due to increased depreciation primarily related to higher capital expenditures and station assets acquired.

Depreciation and amortization related to the television variable interest entity, WLII, was $1,199,000. Depreciation and amortization expense for the radio segment increased by $10,469,000 to $16,063,000 in 2004 from $5,594,000 in 2003, $8,902,000 related to depreciation expense and $1,567,000 to intangible amortization related to the valuation of amortizable identified intangibles, primarily advertising contracts, acquired as a result of our acquisition of HBC in September 2003. Advertiser contracts were being amortized over a nine-month period that expired in June 2004. Depreciation and amortization expense for the music segment increased by $5,465,000 to $15,443,000 in 2004 from $9,978,000 in 2003. The music variable interest entity, Disa, accounted for $8,001,000 of the increase, which was offset by decrease of $2,536,000 primarily related to the reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years, but most will be amortized in the first three years following the 2002 acquisition. Depreciation and amortization expense for the Internet segment decreased by $1,444,000 to $3,847,000 in 2004 from $5,291,000 in 2003.

Operating Income.   As a result of the above factors, operating income increased to $493,255,000 in 2004 from $348,696,000 in 2003, an increase of $144,559,000 or 41.5%. Existing operations accounted for 16.7%, while 21.6% was attributable to the radio business and 3.2% to the variable interest entities. The Company’s television segment had operating income of $395,449,000 in 2004 and $338,138,000 in 2003, an increase of $57,311,000. Operating income related to the television variable interest entity, WLII, was $9,319,000. The Company’s radio segment had operating income of $100,518,000 in 2004 compared to $25,279,000 in 2003. The Company’s music segment had operating income of $7,837,000 in 2004 and an operating loss of $429,000 in 2003, an improvement of $8,266,000. Operating income related to the music variable interest entity, Disa, was $1,793,000. The Company’s Internet segment had an operating loss of $10,549,000 in 2004 and $14,292,000 in 2003, an improvement of $3,743,000. As a percentage of net revenues, the Company’s operating income increased from 26.6% in 2003 to 27.6% in 2004.

Interest Expense, Net.   Interest expense decreased to $66,061,000 in 2004 from $71,322,000 in 2003, a decrease of $5,261,000 or 7.4%. The decrease is due to lower interest rates and lower bank borrowings.

Loss on Extinguishment of Debt.   The Company’s loss on extinguishment of debt of $467,000 in 2004 is due to the write-off of deferred financing costs related to repayment of outstanding balance under the bank term credit facility of $100,000,000 in the third quarter of 2004. The Company’s loss on extinguishment of debt of $4,122,000 in 2003 is due to the write-off of deferred financing costs related to its reduced bank term credit facility of $620,000,000 in the fourth quarter of 2003.

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

Noncontrolling interest of variable interest entities.   Under the guidelines of FIN 46, the Company is required to consolidate the assets, liabilities and operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family, and WLII, which is owned 100% by Raycom, see “Notes to Consolidated Financial Statements—14. Investments and Variable Interest Entities.”  Consequently, the Company recorded a noncontrolling interest charge of $7,311,000 in 2004, which consists of $564,000 related to the Chavez family’s 50% ownership of Disa and $6,747,000 related to Raycom’s 100% ownership of WLII. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. The use of the equity method of accounting prior to March 31, 2004 and the consolidation of Disa since April 1, 2004 have the same effect on the Company’s net income. WLII’s net income has no impact on our net income since Raycom owns 100% of WLII.

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

Gain on Change in Entravision Ownership Interest.   The gain on change in Entravision ownership interest was $1,611,000 in 2003. These gains were derived in accordance with Securities and Exchange Commission guidelines, Staff Accounting Bulletin No. 51 “Accounting for the Sale of Stock by a Subsidiary,” under which the Company elected to recognize gains and losses from its unconsolidated subsidiaries’ stock issuances. In September 2003, the Company began accounting for its investment in Entravision under the cost method of accounting, as a result of the HBC acquisition, and stopped recognizing these gains and losses.

Provision for Income Taxes.   In 2004, the Company reported an income tax provision of $164,574,000, representing $98,703,000 of current tax expense and $65,871,000 of deferred tax expense. In 2003, the Company reported an income tax provision of $105,386,000, representing $50,785,000 of current tax expense and $54,601,000 of deferred tax expense. The total effective tax rate was 39.1% in 2004 and 40.4% in 2003. The Company’s effective tax rate of 39.1% for 2004 is lower than the 40.4% for 2003 due primarily to a tax benefit recorded in the second quarter of 2004 of $4,737,000, resulting primarily from the resolution of various federal and state income tax audits.

Net Income.   As a result of the above factors, the Company reported net income in 2004 of $255,883,000 compared to net income of $155,427,000 in 2003, an increase of $100,456,000 or 64.6%. Following the adoption of FIN 46 on March 31, 2004, the Company’s inclusion of the variable interest entities, Disa and WLII, in the Company’s results of operations did not have an impact on our net income. The equity method of accounting and the VIE consolidation of Disa have the same effect on the Company’s net income. WLII’s net income had no impact on our net income since Raycom owns 100% of WLII. As a percentage of net revenues, the Company’s net income increased from 11.9% in 2003 to 14.3% in 2004.

Operating Income before Depreciation and Amortization.   Operating income before depreciation and amortization increased to $594,637,000 in 2004 from $433,600,000 in 2003, an increase of $161,037,000 or 37.1%. Existing operations accounted for 12.6%, while 19.8% was attributable to the radio business and 4.7% to the variable interest entities. As a percentage of net revenues, the Company’s operating income before depreciation and amortization increased from 33.1% in 2003 to 33.3% in 2004.

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

	Twelve Months Ended December 31,
	2004	2003
	(unaudited)	(unaudited)
	(In thousands)
Operating income before depreciation and amortization	$594,637	$433,600
Depreciation and amortization	101,382	84,904
Operating income	493,255	348,696
Other expense / (income):
Interest expense, net	66,061	71,322
Loss on extinguishment of debt	467	4,122
Amortization of deferred financing costs	3,470	3,832
Stock dividend	(6,453)	—
Equity loss in unconsolidated subsidiaries and other	1,942	10,218
Gain on change in Entravision ownership interest	—	(1,611)
Noncontrolling interest of variable interest entities	7,311	—
Provision for income taxes	164,574	105,386
Net income	$255,883	$155,427

	Twelve Months Ended December 31, 2004
	Consolidated		Television		Radio	Music		Internet
	(Dollars in thousands)
Operating income (loss) before depreciation and amortization	$594,637	(a)	$461,478	(a)	$116,581	$23,280	(a)	$(6,702)
Depreciation and amortization	101,382		66,029		16,063	15,443		3,847
Operating income (loss)	$493,255		$395,449		$100,518	$7,837		$(10,549)

	Twelve Months Ended December 31, 2003
	Consolidated	Television	Radio(b)	Music	Internet
Operating income (loss) before depreciation and amortization	$433,600	$402,179	$30,873	$9,549	$(9,001)
Depreciation and amortization	84,904	64,041	5,594	9,978	5,291
Operating income (loss)	$348,696	$338,138	$25,279	$(429)	$(14,292)

(a)           Consolidated VIE operating income before depreciation and amortization totaled $20,312,000. The television and music VIEs contributed $10,518,000 and $9,794,000 to the total, respectively. Since the Company began accounting for the VIEs on April 1, 2004, the 2003 information reported below does not include the results of operations of the VIEs.

(b)          Univision Radio acquired September 22, 2003.

Liquidity and Capital Resources

The Company has negative working capital of $275,921,000 at December 31, 2005, due to the revolving credit facility balance of $314,000,000 being classified as a current liability. The revolving credit facility matures on July 18, 2006. The Company intends to refinance the revolving credit facility by the end of the first quarter in 2006. Management feels that it will be able to refinance the revolving credit facility and service its debt requirements with cash provided by operations.

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service, capital expenditures and operations historically have been, and we expect will continue to be provided by, funds from operations and by borrowings.

Cash and cash equivalents were $99,400,000 at December 31, 2005, and $189,868,000 at December 31, 2004. The decrease of $90,468,000 was attributable to capital expenditures of $102,553,000, station acquisitions of $220,690,000 and share repurchases of $499,994,000 offset by net cash provided from operating activities of $415,259,000, net proceeds from borrowings of $309,260,000 and other sources of funds of $8,250,000. Cash and cash equivalents related to Disa is $36,246,000 at December 31, 2005. Disa and WLII cash and cash equivalents were $25,820,000 at December 31, 2004.

Capital Expenditures

Capital expenditures totaled $102,553,000 for the twelve months ended December 31, 2005. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. In 2006, the Company plans on spending a total of approximately $105,000,000, which consists of $23,000,000 for television station facilities primarily in Houston and Puerto Rico; $16,000,000 for Univision Network upgrades and facilities expansion; $6,000,000 primarily for radio station facility upgrades; $5,000,000 for TeleFutura Network upgrades and facilities expansion; and approximately $55,000,000 primarily for normal capital improvements.

Stock Purchase Plan

On February 17, 2005, the Company announced that its Board of Directors had approved the repurchase of up to $500 million of its outstanding Class A Common Stock. On October 24, 2005, the Company completed repurchasing approximately $500 million, 19,096,600 shares, in accordance with its stock repurchase plan.

On November 1, 2005, the Company’s Board of Directors approved the repurchase of an additional $500 million of its outstanding Class A Common Stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006. No shares have been repurchased pursuant to the plan.

On December 21, 2005, the Company retired the 20,113,780 shares that it held in treasury. This amount represents the 19,096,600 shares that were repurchased during 2005 and the 1,017,180 shares held by the Company at December 31, 2004.

Debt Instruments

The Company’s 7.85% senior notes due 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year. The 7.85% senior notes due 2011 with a face value of $500,000,000 and book value of $496,989,000 have a fair value of approximately $556,900,000 at December 31, 2005.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. These senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. As part of the $700,000,000 note transaction, the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At December 31, 2005, the Company had a swap liability with a fair value of $13,977,000 reported in other long-term liabilities related to this transaction. The $700,000,000 senior notes are carried at fair value at December 31, 2005.

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

At December 31, 2005, the Company had a $500,000,000 revolving credit facility with a syndicate of commercial lenders that will mature on July 18, 2006. At December 31, 2005, the Company had bank borrowings outstanding under its revolving credit facility of $314,000,000 resulting primarily from the Company’s repurchases of its Class A Common Stock. In the third quarter of 2005, the Company classified its revolving credit facility as a current liability. The Company is in the process of negotiating a new bank credit facility and expects to enter into a new credit agreement in the first quarter of 2006. The Company has approximately $56,000,000 of letters of credit outstanding under the credit facility, which primarily includes $49,000,000 related to the FIFA World Cup Agreement.

Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 1.00% as of December 31, 2005. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the twelve months ended December 2005, the Company’s effective interest rate, excluding deferred financing costs, on its bank debt and senior notes was approximately 5.44%.

The credit agreement contains customary covenants, including restrictions on liens and dividends and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its Program License Agreements in a manner the lenders determine is materially adverse to the Company. At December 31, 2005, the Company was in compliance with its financial covenants.

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

Acquisitions

The Company acquired WLII for $190,000,000, excluding acquisition costs, on June 30, 2005 (See Notes to Consolidated Financial Statements—“14. Investments and Variable Interest Entities.”). In addition, the Company acquired a construction permit to build a station in the San Antonio, Texas market for approximately $19,700,000, approximately $15,500,000 was paid in 2005 and $4,200,000 was paid in 2000. The Company paid for the acquisition primarily from its revolving credit facility.

On January 1, 2006, the Company acquired radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for approximately $90 million. The Company paid for the acquisition with shares of Entravision common stock held by the Company.

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

Contractual Obligations & Other Pending Transactions

In December 2003, the Company entered into a lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2007. The lease was amended in June 2005 and, among other things, the term of the lease was extended from 40 to 50 years. The sum of the lease payments will be approximately $74,000,000 over 50 years.

In June 2001, the Company acquired a 50% interest in Disa. The Company has a call right and the Chavez family, who owns the other 50% interest in Disa, has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments. The Company expects that in 2006 it will exercise its option to acquire the remaining 50% of Disa.

In January 2004, the Company amended its employment arrangement with José Behar, President and Chief Executive Officer of Univision Music Group, and assigned the employment agreement to Univision Music LLC, and as a result has amended the operating agreement of Univision Music LLC. Under the terms of the amended operating agreement, in 2006, Diara Inc., which is wholly-owned by José Behar, has a put right and the Company has a call right that would require the Company to purchase a portion of Diara’s interest in Univision Music LLC. At December 31, 2005, the Company has accrued $11,800,000 for the 2006 purchase of a portion of Diara’s interest in Univision Music LLC. In 2009, Diara has a put right and the Company has a call right that would require the Company to purchase the remainder of Diara’s interest in Univision Music LLC.

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30.3 million in the fourth quarter of 2005. The plan was substantially completed during the fourth quarter of 2005.

On November 2, 2005, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2010 and 2014 Fédération Internationale de Football Association (“FIFA”) World Cup soccer games and other 2007-2014 FIFA events. A series of payments totaling $325 million are due over the term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The funds for these payments are expected to come from income from operations and/or borrowings from the Company’s bank credit facility.

In August 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 are due over the term of the agreement with the remaining payments as of December 31, 2005 due as follows:

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

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all of its Entravision voting common stock for 36,926,600 shares of Class U common stock. The Entravision Class U common stock has limited voting rights and does not include the right to elect directors. Also, as part of the consent decree with the DOJ, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009.

The Company recorded a charge of $24,741,000 for the three months ended December 31, 2005, related to an other than temporary decline in the value of its Entravision stock. The charge is based on the fair value of our investment in Entravision common stock of $7.12 per share on the last trading day of 2005 compared to our average cost basis of $7.79 per share. The Company’s new cost basis in its investment in Entravision stock is now $7.12. Entravision’s stock price at March 9, 2006 was $7.60. Any gain or loss on future transactions involving Entravision stock will be measured by comparing our newly established cost basis of $7.12 per share to the fair value of the Entravision stock at the transaction date. The Company recorded a charge of $48,336,000 for the three months ended June 30, 2005, related to an other than temporary decline in the value of its investment in Entravision stock. We will continue to monitor the Entravision stock price, its operating results, the performance and outlook for the media sector in general and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision. At December 31, 2005, the Company’s ownership of Entravision on a fully converted basis was approximately 27%. Following the acquisition of the Entravision radio stations on January 1, 2006, the Company’s ownership of Entravision on a fully converted basis was approximately 20%.

The Company did not record a tax benefit related to the Entravision charge. The Company recorded a deferred tax asset of $28,573,000 related to its Entravision investment that was offset by a valuation allowance for the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded will not be realized. Due to the tax benefit of the charge not being recorded, the Company’s total effective tax rate increased to 49.3% for the year ended December 31, 2005. The Company’s effective tax rate of 39.1% for the year ended December 31, 2004 was due primarily to a tax benefit recorded in the second quarter of 2004 of $4,737,000, resulting from the resolution of various federal and state income tax audits.

On March 2, 2006, the Company and Entravision Communications Corporation completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate purchase price of $51.1 million, or $7.30 per share. This share repurchase transaction, coupled with the recent closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, will reduce the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%.

The Company is in the process of negotiating a new bank credit facility and expects to enter into a new credit agreement in the first quarter of 2006. Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations listed below, the Company believes that its cash flow from operations, together with available cash and ability to obtain financing will be adequate to meet liquidity needs in the near and foreseeable future.

Below is a summary of the Company’s major contractual payment obligations as of December 31, 2005:

Major Contractual Obligations
As of December 31, 2005

	Payments Due By Period
	2006	2007	2008	2009	2010	Thereafter	TOTAL
	(In thousands)
Senior notes principal	$250,000	$200,000	$250,000	$—	$—	$500,000	$1,200,000
Senior notes interest-fixed	39,250	39,250	39,250	39,250	39,250	39,250	235,500
Senior notes interest-variable(a)	32,055	20,886	11,631	—	—	—	64,572
Estimated bank debt interest	6,484	—	—	—	—	—	6,484
Bank Debt	314,000	—	—	—	—	—	314,000
Operating leases	35,296	33,670	32,084	28,669	26,419	138,422	294,560
Capital leases(b)	7,460	7,260	7,260	7,260	7,260	37,023	73,523
Puerto Rico building lease	—	—	1,017	1,017	1,017	70,931	73,982
Spanish programming(c)	101,334	48,302	38,749	43,616	87,034	170,675	489,710
English programming(d)	2,560	1,662	1,396	1,351	223	—	7,192
Nielsen(e)	31,835	17,909	18,609	19,782	21,028	26,115	135,278
Music License Fees	15,669	11,098	7,848	4,648	—	—	39,263
	$835,943	$380,037	$407,844	$145,593	$182,231	$982,416	$2,934,064

(a)        Interest expense is based on the LIBOR rate at December 31, 2005.

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

Below are items not included in the summary table above:

The Company has a contractual obligation to fund its TuTV joint venture up to $20,000,000 through June 30, 2006. As of December 31, 2005, the Company has funded $3,500,000 and does not anticipate any additional funding for this joint venture.

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

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company’s overall interest rate exposure on its fixed-to-float interest rate swap on its senior notes of $700,000,000 and its bank loans outstanding of $314,000,000 at December 31, 2005, a change of 10% in interest rates would have an impact of approximately $5,000,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company’s 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. We received net proceeds of $694,526,000 from the issuance of these senior notes, which pay simple interest on April 15 and October 15 of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At December 31, 2005, the Company had a swap liability of $13,977,000 reported in other long-term liabilities related to this transaction.

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

See pages F-1 through F- 46

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

ITEM 9A.        Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2005, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

As of the end of our 2005 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under that framework, management concluded our internal control over financial reporting as of December 31, 2005 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

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

ITEM 9B.       Other Information

Restricted Stock Unit Agreement.   The Company has entered into Restricted Stock Unit Agreements, dated as of January 13, 2006 (each a “Stock Unit Agreement”), with each of the Named Executive Officers, other than A. Jerrold Perenchio. The form of Stock Unit Agreement is attached as Exhibit 10.3.3 and incorporated herein by reference. The Stock Unit Agreements evidence the grants by the Company to each of the Named Executive Officers as follows:  42,300 to Mr. Ray Rodriguez, 22,300 to Mr. Andrew Hobson, 16,700 to Mr. C. Douglas Kranwinkle and 16,700 to Mr. Robert V. Cahill. The restricted stock units will be paid, on a one-for-one basis, in shares of the Company’s Class A Common Stock and vest at a rate of 25% per year over the four-year period following the date of grant. However, an executive officer’s restricted stock units may vest on an accelerated basis if such executive officer’s employment terminates under certain circumstances.

In addition, the Company awarded non-qualified stock options to the Named Executive Officers, other than A. Jerrold Perenchio, and to its directors in the following amounts:  133,300 to Mr. Rodriguez, 133,300 to Mr. Hobson, 100,000 to Mr. Kranwinkle, 100,000 to Mr. Cahill and 25,000 to the following directors and alternate director: Messrs. Gaba, Horn, Cassara, Tichenor, Johnson, Cisneros and Rivera.

Amended Employment Agreements.   As of December 31, 2005, the Company entered into Amendments to Employment Agreements (collectively, the “Amendments”) with each of the following executive officers:  Mr. Rodriguez, Mr. Hobson, Mr. Kranwinkle and Mr. Cahill. Pursuant to these Amendments, attached as Exhibits 10.12.3, 10.13.3, 10.14.3, and 10.16.3, respectively, and incorporated herein by reference, the expiration dates of each executive’s employment agreement are extended through December 31, 2008. In addition, the executives’ annual base salaries for 2006 through 2008 are as follows:  for Rodriguez $1,000,000, for Hobson $850,000, for Kranwinkle $700,000 and for Cahill $750,000. Other than as noted above, all other terms and conditions in each executive’s employment agreement will remain in effect.

Executive Bonus Awards.   In 2005, the Company awarded cash bonuses to each of our executive officers (other than Mr. Perenchio who is not compensated in his employment capacity) as follows:  Mr. Robert V. Cahill $750,000, Mr. Andrew Hobson $1,000,000, Mr. Douglas Kranwinkle $700,000 and Mr. Ray Rodriguez $1,000,000. The Compensation Committee, based upon management’s recommendation and in accordance with its philosophy that bonus compensation should fluctuate with the Company’s success in achieving financial and other goals, approved the cash bonuses for 2005 to each of the above executive officers. Approximately 45% of the Named Executive Officers’ bonuses was determined using an EBITDA performance goal set at the beginning of 2005. In considering the subjective portion of the bonuses, the Committee took into account the employee’s responsibilities, his performance during the prior year, and other factors such as profitability, market share, industry position, increased responsibilities and outstanding achievements.

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

The information relating to directors required by this Item will be contained under the captions “Proposal 1: Election of Directors” and “Board of Directors and Corporate Governance” in the Company’s Proxy Statement, and such information is incorporated herein by reference.

The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers”.

The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement and such information is incorporated herein by reference.

The information required pursuant to Item 406 of Regulation S-K will be contained under the caption “Board of Directors and Corporate Governance” in the Company’s Proxy Statement and such information is incorporated herein by reference.

ITEM 11.         Executive Compensation

The information required by this item will be contained under the captions “Summary Table of Executive Compensation” and “Employment Agreements and Arrangements” in the Company’s Proxy Statement and such information is incorporated herein by reference.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement and such information is incorporated herein by reference.

ITEM 13.         Certain Relationships and Related Transactions

The information required by this item is contained under the caption “Certain Relationships And Related Transactions” in the Company’s Proxy Statement and such information is incorporated herein by reference.

ITEM 14.         Principal Accountant Fees and Services

The information required by this item is contained under the caption “Auditors Fees” in the Company’s Proxy Statement and such information is incorporated herein by reference.

PART IV

ITEM 15.         Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit Number	Description
2.1(10)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
3.1(9)	Restated Certificate of Incorporation of the Company
3.2(12)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3(18)	Amended and Restated Bylaws of the Company
4.1(2)	Form of specimen stock certificate
4.2(7)	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee
4.3(7)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee
4.4(13)	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011
4.5(14)	Form of Officer’s Certificate for the Company’s 2006, 2007, and 2008 Senior Notes
4.6(14)	Form of Supplemental Indenture for the Company’s Senior Notes Due 2006, 2007, and 2008
4.7(14)	Form of 2.875% Senior Notes Due 2006
4.8(14)	Form of Guarantee to Senior Notes Due 2006
4.9(14)	Form of 3.500% Senior Notes Due 2007
4.10(14)	Form of Guarantee to Senior Notes Due 2007
4.11(14)	Form of 3.875% Senior Notes Due 2008
4.12(14)	Form of Guarantee to Senior Notes Due 2008
10.1(15)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2.1(2)	Registration Rights Agreement dated as of October 2, 1996
10.2.2(11)	Registration Rights Agreement dated September 22, 2003 by and between the Company and members of the Tichenor family
10.3.1(4)	1996 Performance Award Plan
10.3.2(16)	2004 Performance Award Plan
10.3.3	Form of employee restricted stock unit agreement
10.3.4	Form of director stock option agreement
10.3.5	Form of employee stock option agreement form
10.3.6	Summary of director compensation
10.4.1(8)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company

10.4.2(8)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5(2)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.6(8)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1(2)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2(8)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3(8)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.4(8)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.5(8)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.6(12)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002
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

10.10(11)	Voting Agreement dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.12.1(1)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.12.2(17)	Amendment to Employment Agreement effective as of December 31, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.12.3	Amendment to Employment Agreement effective as of December 31, 2005 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.1(8)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson
10.13.2(17)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Andrew Hobson
10.13.3	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and Andrew Hobson
10.14.1(5)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.14.2(17)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and C. Douglas Kranwinkle

10.14.3	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and C. Douglas Kranwinkle
10.15(11)	Employment Agreement, dated as of June 11, 2002, by and among Univision Communications Inc. and McHenry Tichenor, Jr.
10.16.1(17)	Employment Agreement dated as of July 1, 2004 between the Univision Communications Inc. and Robert V. Cahill
10.16.2(17)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Robert V. Cahill
10.16.3	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and Robert V. Cahill
10.17(3)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.1(8)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.2(8)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.3(8)	Second Amendment dated January 28, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.4(8)	Third Amendment dated February 27, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.5(8)	Fourth Amendment dated March 7, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
21.1	Subsidiaries of the Company
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)          Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-1 (File No. 333-6309)

(2)          Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996

(3)          Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 1999

(4)          Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated March 30, 2000

(5)          Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000

(6)          Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2001

(7)          Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-4 (File No. 333-71426-01)

(8)          Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001

(9)          Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated April 8, 2002

(10)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 13, 2002

(11)   Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 filed on August 30, 2002 (File No. 333-99037)

(12)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002

(13)   Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-3 filed on September 30, 2003 (File No. 333-105933)

(14)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed October 15, 2003

(15)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003

(16)   Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement on March 19, 2004

(17)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004

(18)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-Q for the period ended September 30, 2005.

(b) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2006.

UNIVISION COMMUNICATIONS INC.

By:	/s/ PETER H. LORI
Peter H. Lori
Corporate Controller and Chief
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.

Each person whose signature appears below appoints each of Robert V. Cahill, C. Andrew Hobson, Douglas Kranwinkle and Peter H. Lori, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

/s/ A. JERROLD PERENCHIO	Chairman of the Board	March 10, 2006
A. Jerrold Perenchio	and Chief Executive Officer
(Principal Executive Officer)
/s/ ANDREW W. HOBSON	Chief Financial Officer	March 10, 2006
Andrew W. Hobson
/s/ PETER H. LORI	Corporate Controller and	March 10, 2006
Peter H. Lori	Chief Accounting Officer
/s/ ANTHONY CASSARA	Director	March 10, 2006
Anthony Cassara
/s/ GUSTAVO A. CISNEROS	Director	March 10, 2006
Gustavo A. Cisneros
/s/ HAROLD GABA	Director	March 10, 2006
Harold Gaba
/s/ ALAN F. HORN	Director	March 10, 2006
Alan F. Horn
/s/ MICHAEL O. JOHNSON	Director	March 10, 2006
Michael O. Johnson
/s/ JOHN G. PERENCHIO	Director	March 10, 2006
John G. Perenchio
/s/ RAY RODRIGUEZ	Director	March 10, 2006
Ray Rodriguez
/s/ MCHENRY T. TICHENOR, JR.	Director	March 10, 2006
McHenry T. Tichenor, Jr.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1(10)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
3.1(9)	Restated Certificate of Incorporation of the Company
3.2(12)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3(18)	Amended and Restated Bylaws of the Company
4.1(2)	Form of specimen stock certificate
4.2(7)	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee
4.3(7)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee
4.4(13)	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011
4.5(14)	Form of Officer’s Certificate for the Company’s 2006, 2007, and 2008 Senior Notes
4.6(14)	Form of Supplemental Indenture for the Company’s Senior Notes Due 2006, 2007, and 2008
4.7(14)	Form of 2.875% Senior Notes Due 2006
4.8(14)	Form of Guarantee to Senior Notes Due 2006
4.9(14)	Form of 3.500% Senior Notes Due 2007
4.10(14)	Form of Guarantee to Senior Notes Due 2007
4.11(14)	Form of 3.875% Senior Notes Due 2008
4.12(14)	Form of Guarantee to Senior Notes Due 2008
10.1(15)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2.1(2)	Registration Rights Agreement dated as of October 2, 1996
10.2.2(11)	Registration Rights Agreement dated September 22, 2003 by and between the Company and members of the Tichenor family
10.3.1(4)	1996 Performance Award Plan
10.3.2(16)	2004 Performance Award Plan
10.3.3	Form of employee restricted stock unit agreement
10.3.4	Form of director stock option agreement
10.3.5	Form of employee stock option agreement form
10.3.6	Summary of director compensation
10.4.1(8)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2(8)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company

10.5(2)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.6 (8)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1(2)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2(8)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3(8)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.4(8)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.5(8)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.6(12)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002
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

10.10(11)	Voting Agreement dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.12.1(1)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.12.2(17)	Amendment to Employment Agreement effective as of December 31, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.12.3	Amendment to Employment Agreement effective as of December 31, 2005 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.1(8)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson
10.13.2(17)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Andrew Hobson
10.13.3	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and Andrew Hobson
10.14.1(5)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.14.2(17)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and C. Douglas Kranwinkle
10.14.3	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and C. Douglas Kranwinkle

10.15(11)	Employment Agreement, dated as of June 11, 2002, by and among Univision Communications Inc. and McHenry Tichenor, Jr.
10.16.1(17)	Employment Agreement dated as of July 1, 2004 between the Univision Communications Inc. and Robert V. Cahill
10.16.2(17)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Robert V. Cahill
10.16.3	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and Robert V. Cahill
10.17(3)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.1(8)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.2(8)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.3(8)	Second Amendment dated January 28, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.4(8)	Third Amendment dated February 27, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.5(8)	Fourth Amendment dated March 7, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
21.1	Subsidiaries of the Company
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)          Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-1 (File No. 333-6309)

(2)          Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996

(3)          Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 1999

(4)          Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated March 30, 2000

(5)          Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000

(6)          Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2001

(7)          Previously filed as an exhibit to Univision Communications Inc. Registration Statement on Form S-4 (File No. 333-71426-01)

(8)          Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001

(9)          Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement dated April 8, 2002

(10)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 13, 2002

(11)   Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 filed on August 30, 2002 (File No. 333-99037)

(12)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002

(13)   Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-3 filed on September 30, 2003 (File No. 333-105933)

(14)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed October 15, 2003

(15)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003

(16)   Previously filed as an exhibit to Univision Communications Inc. Definitive Proxy Statement on March 19, 2004

(17)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004

(18)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-Q for the period ended September 30, 2005.

SCHEDULE II

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2004 and 2005
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at end of Period
For the Year Ended December 31, 2003
Allowance for doubtful accounts	$20,089	$2,634	$3,057	(1)	$3,729	(2)	$22,051
Allowance for returns	9,554	2,384	—		7,139	(3)	4,799
Allowance for doubtful accounts and returns	$29,643	$5,018	$3,057	(1)	$10,868		$26,850
For the Year Ended December 31, 2004
Allowance for doubtful accounts	$22,051	$426	$455	(1)	$5,240	(2)	$17,692
Allowance for returns	4,799	1,554	3,229	(1)	1,016	(3)	8,566
Allowance for doubtful accounts and returns	$26,850	$1,980	$3,684	(1)	$6,256		$26,258
For the Year Ended December 31, 2005
Allowance for doubtful accounts	$17,692	$423	$—		$4,982	(2)	$13,133
Allowance for returns	8,566	5,507	—		4,055	(3)	10,018
Allowance for doubtful accounts and returns	$26,258	$5,930	$—		$9,037		$23,151

(1)          Acquisition related adjustments.

(2)          Write-off of accounts receivable.

(3)          Reductions to the allowance for returns.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT OPINION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Univision Communications Inc.

We have audited the accompanying consolidated balance sheets of Univision Communications Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule of Univision Communications Inc. and subsidiaries listed in index at Item 15(b). These financial statements and the schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univision Communications Inc. and subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Univision Communications Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP
New York, New York
March 10, 2006

OPINION ON INTERNAL CONTROLS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Univision Communications Inc.

We have audited management’s assessment included in the accompanying Report on Internal Control Over Financial Reporting, included in Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K, that Univision Communications Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Univision Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Univision Communications Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Univision Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Univision Communications Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
New York, New York
March 10, 2006

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$99,400	$189,868
Accounts receivable, less allowance for doubtful accounts and returns of $23,151 in 2005 and $26,258 in 2004	395,508	331,824
Program rights	29,878	34,434
Income taxes	3,194	—
Deferred tax assets	23,150	21,518
Prepaid expenses and other	82,470	60,845
Total current assets	633,600	638,489
Property and equipment, net, less accumulated depreciation of $389,838 in 2005 and $320,299 in 2004	563,958	551,138
Intangible assets, net	4,271,584	4,283,049
Goodwill	2,231,238	2,199,199
Deferred financing costs, net, less accumulated amortization of $11,742 in 2005 and $8,432 in 2004	7,123	10,433
Program rights	25,960	36,879
Investments in equity method investees	54,644	63,885
Investments in cost method investees	299,775	371,040
Other assets	40,454	73,014
Total assets	$8,128,336	$8,227,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$283,509	$229,493
Income taxes	—	2,226
Accrued interest	25,639	23,110
Accrued license fees	20,548	13,623
Program rights obligations	15,809	18,323
Current portion of long-term debt and capital lease obligations	564,016	4,740
Total current liabilities	909,521	291,515
Long-term debt	935,493	1,190,374
Capital lease obligations	33,806	37,306
Program rights obligations	20,948	30,881
Deferred tax liabilities	1,019,803	961,074
Other long-term liabilities	59,976	68,878
Total liabilities	2,979,547	2,580,028
Noncontrolling interest of variable interest entities	57,889	259,394
Commitments and contingencies (see notes 8 and 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,040,000,000 shares authorized; 304,982,531 shares issued and outstanding in 2005 and 324,349,028 shares issued and 323,331,848 shares outstanding in 2004	3,049	3,243
Paid-in-capital	4,133,889	4,640,554
Deferred compensation	(1,333)	(1,847)
Retained earnings	956,500	769,321
Accumulated other comprehensive losses	(1,205)	(1,374)
	5,090,900	5,409,897
Treasury stock, at cost, 1,017,180 shares at December 31, 2004	—	(22,193)
Total stockholders’ equity	5,090,900	5,387,704
Total liabilities and stockholders’ equity	$8,128,336	$8,227,126

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In thousands, except share and per-share data)

	2005	2004	2003
Net revenues:
Television, radio and Internet services	$1,746,087	$1,608,375	$1,197,818
Music products and publishing	206,444	178,560	113,197
Total net revenues	1,952,531	1,786,935	1,311,015
Direct operating expenses of television, radio and Internet services	614,609	561,141	449,244
Direct operating expenses of music products and publishing	115,364	102,316	64,497
Total direct operating expenses (excluding depreciation and amortization)	729,973	663,457	513,741
Selling, general and administrative expenses (excluding depreciation and amortization)	559,281	528,841	363,674
Cost reduction plan	30,289	—	—
Depreciation and amortization	93,223	101,382	84,904
Operating expenses	1,412,766	1,293,680	962,319
Operating income	539,765	493,255	348,696
Other expense (income):
Interest expense, net	84,048	66,061	71,322
Loss on extinguishment of debt	—	467	4,122
Amortization of deferred financing costs	3,309	3,470	3,832
Stock dividend	(1,812)	(6,453)	—
Equity (income)/ loss in unconsolidated subsidiaries and other	(959)	1,942	10,218
Gain on change in Entravision ownership interest	—	—	(1,611)
Nontemporary decline in fair value of investments	81,877	—	—
Noncontrolling interest of variable interest entities	4,120	7,311	—
Income before taxes	369,182	420,457	260,813
Provision for income taxes	182,003	164,574	105,386
Net income	$187,179	$255,883	$155,427
Net income per common share:
Basic	$0.59	$0.79	$0.61
Diluted	$0.54	$0.72	$0.55
Weighted average common shares outstanding:
Basic	315,223,555	322,742,581	253,853,027
Diluted	344,445,842	353,019,601	283,838,587

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2004 and 2005
(In thousands)

	Common Stock	Paid-in- Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Balance, January 1, 2003	$2,291	$1,219,884	$—	$358,011	$95	$(22,193)	$1,558,088
Net income for the year	—	—	—	155,427	—	—	155,427
Currency translation adjustment loss	—	—	—	—	(233)	—	(233)
Comprehensive income	—	—	—	—	—	—	155,194
Preferred stock dividend accretion	—	—	—	—	—	—	—
Issuance of common stock for the Hispanic Broadcasting Corporation acquisition	927	3,354,903	—	—	—	—	3,355,830
Valuation of Hispanic Broadcasting Corporation’s unvested options following the acquisition, net of amortization	-	—	(2,410)	—	—	—	(2,410)
Exercise of stock options including related tax benefits	14	36,261	—	—	—	—	36,275
Balance, December 31, 2003	3,232	4,611,048	(2,410)	513,438	(138)	(22,193)	5,102,977
Net income for the year	—	—	—	255,883	—	—	255,883
Currency translation adjustment loss	—	—	—	—	(1,236)	—	(1,236)
Comprehensive income	—	—	—	—	—	—	254,647
Stock issuance costs	—	(57)	—	—	—	—	(57)
Issuance of common stock	—	599,426	—	—	—	—	599,426
Purchase of common stock	—	(599,426)	—	—	—	—	(599,426)
Amortization of deferred compensation	—	—	563	—	—	—	563
Exercise of stock options including related tax benefits	11	29,563	—	—	—	—	29,574
Balance December 31, 2004	3,243	4,640,554	(1,847)	769,321	(1,374)	(22,193)	5,387,704
Net income for the year	—	—	—	187,179	—	—	187,179
Currency translation adjustment loss	—	—	—	—	169	—	169
Comprehensive income	—	—	—	—	—	—	187,348
Treasury stock acquired	—	—	—	—	—	(499,994)	(499,994)
Treasury stock retired	(201)	(521,986)	—	—	—	522,187	—
Amortization of deferred compensation	—	—	514	—	—	—	514
Stock compensation costs	—	467	—	—	—	—	467
Exercise of stock options, including related tax benefits	7	14,854	—	—	—	—	14,861
Balance, December 31, 2005	$3,049	$4,133,889	$(1,333)	$956,500	$(1,205)	$—	$5,090,900

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In thousands)

	2005	2004	2003
Net income	$187,179	$255,883	$155,427
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	79,095	82,157	72,340
Amortization of intangible assets and deferred financing costs	17,438	22,695	16,396
Deferred income taxes	56,521	65,878	53,046
Stock dividend	(1,812)	(6,453)	—
Noncontrolling interest of variable interest entities	4,120	7,311	—
Equity (income) loss in unconsolidated subsidiaries	(945)	928	8,171
Nontemporary decline in fair value of investments	81,877	—	—
(Gain) loss on sale of property and equipment	(1,467)	717	800
Loss on extinguishment of debt	—	467	4,122
Other non-cash items	1,469	268	(3,957)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(63,408)	(7,319)	(15,491)
Program rights	15,475	7,344	3,475
Prepaid expenses and other	(3,297)	(3,370)	(2,717)
Accounts payable and accrued liabilities	37,370	9,107	7,933
Income taxes	1,632	(4,596)	24,793
Income tax benefit from options exercised	4,236	5,026	10,006
Accrued interest	2,529	(114)	2,674
Accrued license fees	6,925	296	1,533
Program rights obligations	(12,447)	(3,399)	(2,626)
Other, net	2,769	(7,849)	(6,148)
Net cash provided by operating activities	415,259	424,977	329,777
Cash flow from investing activities:
Acquisitions, net of acquired cash	(220,690)	(128,704)	(146,544)
Capital expenditures	(102,553)	(120,144)	(56,283)
(Distributions to) contributions from Disa partner	(7,599)	543	1,785
Cash of variable interest entities	—	12,196	—
Proceeds from sale of property and equipment	5,158	6,414	1,000
Other, net	66	(1,419)	2,682
Net cash used in investing activities	(325,618)	(231,114)	(197,360)
Cash flow from financing activities:
Proceeds from issuance of long-term debt	492,000	170,000	266,000
Repayment of long-term debt	(182,740)	(274,897)	(1,076,964)
Proceeds from senior notes	—	—	694,526
Purchases of treasury shares	(499,994)	—	—
Proceeds from issuance of common stock	—	599,426	—
Repurchase of common stock	—	(599,426)	—
Exercise of stock options	10,625	24,548	26,270
Payment of offering costs	—	(57)	(50)
Deferred financing costs	—	(266)	(1,173)
Net cash used in financing activities	(180,109)	(80,672)	(91,391)
Net (decrease) increase in cash	(90,468)	113,191	41,026
Cash and cash equivalents, beginning of year	189,868	76,677	35,651
Cash and cash equivalents, end of year	$99,400	$189,868	$76,677
Supplemental disclosure of cash flow information:
Interest paid	$71,452	$70,779	$67,820
Income taxes paid	$117,041	$81,429	$16,881

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005

1.   Organization of the Company

Univision Communications Inc., together with the subsidiaries through which its businesses are conducted (the “Company,” “we,” “us” and “our”), is the leading Spanish-language media company in the United States and operates in four business segments: television, radio, music and Internet. The Company’s television operations include the Univision and TeleFutura networks, the Company’s owned and operated television stations and Galavisión, the Company’s cable television network. Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its radio network and owned and operated radio stations. The Company’s music operations include the Univision Records label, Fonovisa Records label, SGZ Records label, La Calle label and the variable interest entity, Disa Records, S.A. de C.V. (“Disa”). Univision Online, Inc. (“Univision Online”) operates the Company’s Internet portal, Univision.com. See note “14. Investments and Variable Interest Entities” for a discussion of Disa.

2.   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its majority owned subsidiaries. Our consolidated financial statements also include the accounts of variable interest entities (“VIEs”), which are entities that among other things, lack sufficient equity to finance their activities without additional support from other parties. With regard to the VIEs, the Company is considered the primary beneficiary of the risks and rewards of these entities, regardless of our ownership interest, see note “14. Investments and Variable Interest Entities.”  All significant intercompany accounts and transactions have been eliminated. The operating results of acquired companies are included in the consolidated income statement of the Company from the date of acquisition.

For investments in which the Company owns 20% to 50% of voting shares and does have significant influence over operating and financial policies, the equity method of accounting is used. Accordingly, the Company’s share of the earnings and losses of these companies are included in the equity loss in unconsolidated subsidiaries in the accompanying consolidated statements of income of the Company. For investments in which the Company owns more than 20% of the non-voting shares (the Company has an approximate 14.9% non-voting ownership interest on a fully converted basis in Entravision) and does not have significant influence over operating and financial policies of the investees, the cost method of accounting is used. For investments in which the Company owns less than 20% of the voting shares and does not have significant influence, the cost method of accounting is used. Under the cost method of accounting, the Company does not record its share in the earnings and losses of the companies in which it has an investment.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2. Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of less than 90 days. Included in our cash and cash equivalents is $36,246,000 related to our variable interest entities.

Revenue Recognition

Net revenues comprise gross revenues from the Company’s television and radio broadcast, cable, music and Internet businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations, less agency commissions, music license fees and compensation costs paid to an affiliated station of $302,500,000, $273,491,000 and $203,407,000 in 2005, 2004 and 2003, respectively. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The music business, which includes Univision Music Group and Disa, recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as “impressions” are delivered and sponsorship revenues are recognized ratably over their contract period. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s online properties. Revenues are recognized when collection of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, cost method investments, accounts payable and accrued liabilities approximate their fair value. See note “7. Debt” for the fair value of the Company’s debt and hedge contracts. Also see note “14. Investments and Variable Interest Entities” with regards to our Entravision Investment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of risk include primarily cash, trade receivables and financial instruments used in hedging activities. The Company places cash with high-quality-credit institutions and limits the amount of credit exposure with any one financial institution. The Company sells its products and services to a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. No one customer represented more than 10% of gross revenues of the Company in 2005, 2004 or 2003. The Company extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. The Company monitors its

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2. Significant Accounting Policies (Continued)

exposure for credit losses and maintains allowances for anticipated losses. The counterparties to the agreements relating to the Company’s interest rate instruments consist of major, international institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company monitors the credit ratings of such counterparties and limits the financial exposure with any one institution.

Investment Valuation

The Company monitors the value of its equity and cost method investments for indicators of impairment, including changes in market conditions and/or the operating results of its underlying investments that may result in the inability to recover the carrying value of the investment. The Company will record an impairment charge if and when it believes any investment has experienced a decline that is other than temporary. See note “14. Investments and Variable Interest Entities.”

Accounting for Goodwill, Intangible and Long-Lived Assets

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

Goodwill is allocated to various reporting units, which are the operating segments. For purposes of performing the impairment test of goodwill, we established the following reporting units: television, radio, music and Internet. The Company compares the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company also compares the fair value of indefinite-lived intangible assets to their carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for broadcast licenses, other indefinite-lived intangible assets and goodwill are determined primarily based on discounted cash flows, market multiples or appraised values as appropriate. The Company has evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2005 and has concluded that it does not have an impairment loss related to these assets. In the future, the Company may incur impairment charges under SFAS No. 142 if market values decline and the Company does not achieve expected cash flow growth rates. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations and for purposes of impairment testing.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2. Significant Accounting Policies (Continued)

The Company has various intangible assets that are being amortized.  The Nielsen contract is being amortized through December 2012, the Fonovisa contracts are being amortized through June 2012, the Disa contracts are being amortized through December 2011, the broadcast agreement is being amortized through January 2015, advertiser related intangibles are being amortized through June 2006 and other amortizable intangibles have various amortization periods.  The Nielsen contract, broadcast agreement, advertiser related intangibles, and a majority of the other amortizable intangibles are being amortized on a straight-line basis.  The Fonovisa and Disa contracts are being amortized based on a revenue allocation of the artist and songwriter contracts.

In accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment wherever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Intangible assets with definite lives are amortized over their useful lives.

Trade Accounts Receivables

Trade accounts receivables are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

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

The Company elected not to adopt the fair value-based method of accounting for stock-based employee compensation, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—as amended).”  If the Company adopted the fair value-based method provisions of SFAS No. 123, it would have recorded a non-cash expense for the portion of the estimated fair value of the stock options that the Company granted to its employees and directors. See note “15. Performance Award and Incentive Plans.”

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2. Significant Accounting Policies (Continued)

SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We were required to adopt SFAS No. 123R beginning January 1, 2006.

On January 1, 2006, the Company adopted SFAS No. 123R and elected to use the modified prospective method as prescribed in the statement; therefore, periods prior to the adoption of SFAS No. 123R will not be restated. Under the modified prospective method, this statement will be applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006. Under SFAS No. 123R, the estimated fair value of new awards will be charged to income on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of each new stock award will be estimated on the date of grant using the Black-Scholes option-pricing model, which is the same model that was used by the Company prior to the adoption of SFAS No. 123R. The Company expects that stock-based compensation recognized under SFAS No. 123R will reduce its diluted earnings per share by approximately $0.02 for the year ended December 31, 2006.

On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of substantially all unvested stock options outstanding whose exercise price was above the then current market price of $25.56. The Compensation Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance by the Financial Accounting Standards Board of Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” which requires the Company to treat unvested stock options as compensation expense effective January 1, 2006. Because the Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, and because these options were priced above current market on that date, the acceleration of vesting of these options did not result in a charge in the Company’s financial statements. Vesting acceleration increased pro forma stock based compensation, disclosed below, under the provisions of SFAS No. 123 by approximately $59 million before income tax. Assuming that there are no modifications to the affected options, the Company believes that it will not be required to recognize any compensation expense in future periods associated with the affected options. As of December 31, 2005, substantially all of the Company’s outstanding options have been expensed due to the acceleration.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2. Significant Accounting Policies (Continued)

The table below compares the “as reported” net income and earnings per share to the “pro forma” net income and earnings per share that the Company would have recorded if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS No. 123.

	Basic Earnings Per Share			Diluted Earnings Per Share
	2005	2004	2003	2005	2004	2003
	(In thousands, except per-share data)
Net income—as reported	$187,179	$255,883	$155,427	$187,179	$255,883	$155,427
Stock-based employee compensation, net of tax—actual	3,201	2,962	1,116	3,201	2,962	1,116
Stock-based employee compensation, net of tax—pro forma	(71,116)	(40,275)	(33,565)	(71,116)	(40,275)	(33,565)
Net income—pro forma	$119,264	$218,570	$122,978	$119,264	$218,570	$122,978
Earnings per share—as reported	$0.59	$0.79	$0.61	$0.54	$0.72	$0.55
Earnings per share—pro forma	$0.38	$0.68	$0.48	$0.35	$0.62	$0.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 0%, expected volatility of 45.589%, 46.546% and 48.467%, risk-free interest rate of 4.08%, 3.72% and 3.68% and expected life of six years. The Company currently uses graded (accelerated) vesting as its amortization policy, which results in higher compensation expense in the early years of the vesting period. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. The Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the estimate. The estimated fair value of the Company’s employee stock options may be substantially different if a pricing model that factors in the unique characteristics of employee options is utilized.

Consolidation of Variable Interest Entities

On March 31, 2004, the Company was required to adopt Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is the “primary beneficiary” of that entity. An entity is a VIE if, among other things, it has equity investors that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities or is

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2. Significant Accounting Policies (Continued)

entitled to receive a majority of the VIE’s residual returns, or both. See note “14. Investments and Variable Interest Entities” for a discussion of the Company’s variable interest entities.

Derivative Instruments and Hedging Activities

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company utilizes a fixed to floating interest rate swap to hedge the fair value exposure on its three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. See note “7. Debt.”

Under the interest rate swap contract, the Company agreed to receive a fixed rate payment for a floating rate payment. Since the fair value hedge is perfectly effective under the guidelines of Financial Accounting Standards Board No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the changes in the fair value of the interest rate swap are expected to perfectly offset the changes in the fair value of the senior notes. On a quarterly basis, the Company adjusts the carrying amount of the swap to its fair value and adjusts the carrying amount of the senior notes by the same amount to reflect its change in its fair value attributable to the hedged risk. There is no hedge ineffectiveness to be recorded to earnings. The Company monitors the credit ratings of the counter party and obtains fair value swap valuations from the counter parties and third parties on a quarterly basis.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. See note “11. Income Taxes.”

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted SFAS No. 153 on its effective date of July 1, 2005. The effect on the Company’s financial position and results of operations will depend on the significance of television and radio station swap transactions the Company enters into in the future.

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

Program License Agreements

Our program license agreements (the “Program License Agreements”) with each of Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana de Television, C.A. (VENEVISION) (“Venevision”) extend until December 2017. Under these agreements, we have the

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

3. Related Party Transactions (Continued)

exclusive right to air in the United States all Spanish-language programming (with certain exceptions) produced by or for Televisa and Venevision. Under the Program License Agreements, we pay 15% of Combined Net Time Sales (time sales from broadcasting, including barter, trade, and television subscription revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation, time sales relating to advertising sold to Televisa or provided to Venevision and taxes other than withholding taxes) for the Univision and Galavisión networks and affiliated owned-and-operated stations plus for Televisa, 3% of incremental sales over the 2001 base amount for 2002 and subsequent years and for Venevision, up to 3% of incremental sales over the 2001 base amount for 2002 and subsequent years if Venevision programs contribute 30% or more of Univision’s and Galavisión’s ratings. For the TeleFutura Network and affiliated owned and operated stations, we pay Televisa 12% of TeleFutura net time sales (calculated in a manner similar to Combined Net Time Sales) less certain of TeleFutura’s other programming costs and we pay Venevision royalties based on the ratings delivered by the Venevision programs broadcast on TeleFutura. Under the agreements, the Company incurred an aggregate net royalty of approximately $186,574,000 in 2005, $170,095,000 in 2004 and $155,207,000 in 2003. The Company has accrued license fees payable to Televisa and Venevision of $20,548,000 and $13,623,000 at December 31, 2005 and 2004, respectively. The obligations of their respective affiliates have been guaranteed by, in the case of Televisa, Grupo Televisa S.A. and, in the case of Venevision, Corporacion Venezolana de Television, C.A. (VENEVISION). Televisa and Venevision programming represented approximately 39% and 15% in 2005 and 36% and 17% in 2004, respectively, of Univision Network’s non-repeat broadcast hours. Televisa and Venevision programming represented approximately 23% and 7%, respectively, of TeleFutura Network’s non-repeat broadcast hours in 2005 and 2004. See note “10. Contingencies.”

Under the Program License Agreements, Televisa and Venevision also have the right to use, without charge and subject to limitations, advertising time that we do not either sell to advertisers or use for our own purposes. The Agreements also provide that the Company will annually swap with each of Televisa and Venevision $10 million of non-preemptable advertising time. The Company accounts for this arrangement as a net barter transaction, with no effect on revenues, expenses or net income on an annual basis. Each of Televisa and Venevision may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period. Televisa received approximately 93,000, 23,000 and 9,000 of preemptable and non-preemptable 30-second commercial advertisements in 2005, 2004 and 2003, respectively. Venevision received approximately 84,000, 83,000 and 33,000 of preemptable and non-preemptable 30-second commercial advertisements in 2005, 2004 and 2003, respectively.

Before May 2005, we also had a right of first refusal, which we did not exercise, to license Televisa and Venevision’s programs in Puerto Rico (subject to preexisting commitments) and, if exercised, we would have paid a program performance fee based on the ratings delivered by the licensed programs. After May 2005, our rights are exclusive in a manner similar to the overall Program License Agreements (and we also license its programs to the Puerto Rico stations and networks), and we are required to pay Televisa 12% of Puerto Rico net time sales (calculated in a manner similar to Combined Net Time Sales) and Venevision the greater of 6% of Puerto Rico net time sales or the amount of a program performance fee

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

3. Related Party Transactions (Continued)

based on ratings produced by Venevision programs that the Puerto Rico stations broadcast (but not more than 12% of Puerto Rico net time sales). The required payments in 2005 were approximately $4,734,224 to Televisa, which Televisa has not accepted to date, and $2,583,135 to Venevision.

International Program Rights Agreement

We have granted Televisa and Venevision rights to exploit various programming produced by us or our subsidiaries for use on the Univision and Galavisión networks on a royalty-free basis. These rights cover all countries outside of the U.S. for programs produced before our initial public offering or that replace such programs (“Grandfathered Programs”) and cover Mexico and Venezuela for all other programs. For Grandfathered Programs, the rights described above will revert back to us from Televisa or Venevision when the applicable Program License Agreement terminates. For other programs, Televisa or Venevision’s rights revert back to us when that entity owns less than 30% of the Company securities that it owned on the date of our initial public offering (other than on account of a merger or similar transaction). We have also granted Televisa and Venevision certain rights of first offer for Mexico and Venezuela, respectively, to license programs produced by us or our subsidiaries for TeleFutura or other future networks that we may own.

Program Rights Agreement—Venevision

In January 2003, the Company paid $3,000,000 to Venevision International Corporation to acquire the rights to certain programs in perpetuity and to license these rights to the Company to broadcast on Univision Network and Galavision in the continental United States excluding Puerto Rico. The Company did not enter into similar agreements in 2004 or 2005.

Distribution Agreement—Venevision

On March 28, 2003, the Company entered into an agreement with Venevision that grants Venevision the sole and exclusive right during the term to distribute Univision Network, TeleFutura Network and Galavision produced Spanish-language programs throughout Venezuela. As compensation for its distribution services, Venevision paid the Company approximately 85% of gross receipts less certain expenses. Although the agreement expired on March 27, 2004, the Company and Venevision have agreed to extend the contract on a monthly basis. The Company received $350,000 and $278,000 in 2005 and 2004, respectively.

Distribution Agreement—Televisa

On September 1, 2003, the Company entered into an agreement with Televisa that grants Televisa the sole and exclusive right during the term to distribute Univision Network, TeleFutura Network and Galavision produced Spanish-language programs throughout Mexico. As compensation for its distribution services, Televisa will pay the Company approximately 85% of gross receipts less certain expenses. Although the agreement expired on August 31, 2004, the Company and Televisa have agreed to extend the contract on a monthly basis. The Company received $346,000 and $99,000 in 2005 and 2004, respectively.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

3. Related Party Transactions (Continued)

Televisa Soccer Agreement

In December 2001, the Company entered into an agreement with Televisa to purchase the rights to broadcast Mexican league soccer. The Company agreed to pay Televisa an amount equal to a percentage of the aggregate costs incurred by Televisa to purchase the exclusive worldwide television rights to broadcast certain Mexican first division professional soccer matches. In 2004, Televisa and the Company amended and extended the terms of the original agreement until December 18, 2007. In 2005, 2004 and 2003, the Company incurred costs of $14,788,000, $16,464,000 and $14,606,000, respectively.

Programming Agreement

In December 2003, the Company agreed with Paloma Productions LLC, an affiliate of Mr. Perenchio, to license a novela entitled “Te Amare en Silencio.”  The novela was comprised of 100 episodes and began airing in December 2003. The license period ended in 2004. The license payment for the novela was based on ratings in Hispanic households (those with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household). The Company made no payments in 2005 and paid $1,640,000 in 2004.

Participation Agreement

Pursuant to a participation agreement, Mr. Perenchio, Televisa and Venevision have agreed that none of them will enter into certain transactions involving Spanish-language television broadcasting or a Spanish-language television network in the U.S. without first offering the Company the opportunity to acquire a 50% economic interest. The Participation Agreement provides that if the Company elects to participate in any of these transactions, the offeror will have substantial control over management of such transaction.

Warrants

In connection with Mr. Perenchio, Televisa and Venevision’s December 1992 acquisition of our predecessors, Televisa and Venevision were issued warrants to purchase Common Stock, of which Televisa and Venevision retain 2,000 and 27,437,700, respectively. Also, in December 2001, the Company issued additional warrants to purchase 9,000,000 shares of Common Stock to Televisa and 2,800,000 shares of Common Stock to Venevision. The 1992 warrants are exercisable for Class T and Class V Common Stock at an exercise price of $0.032195 per share. The 2001 warrants are exercisable for 6,274,864 and 74,864 shares of Class A Common Stock for Televisa and Venevision, respectively, and 2,725,136 shares of Class T and Class V Common Stock for Televisa and Venevision, respectively. The exercise price for the 2001 warrants is $38.261 per share. At the option of Televisa or Venevision, as the case may be, or if the warrants are not held by Televisa or Venevision or their permitted transferees at the time of exercise, the Class T and Class V Warrants are exercisable for Class A Common Stock.

In April 2002, Univision also issued an additional warrant to purchase 100,000 shares of Class A Common Stock to Televisa, at an exercise price of $38.261 per share, in connection with the acquisition of Fonovisa Music Group (“Fonovisa”).

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

3. Related Party Transactions (Continued)

No warrant discussed above is exercisable unless it is lawful for the holder to own the number of shares issuable as a result of such exercise, and such exercise would not violate the Communications Act of 1934, as amended. Subject to applicable securities laws, the warrants are freely transferable. At December 31, 2005, if all warrants discussed above were fully exercised and all voting securities were converted to Class A Common Stock (not including options), Venevision would own approximately 15% of our Common Stock and Televisa would own approximately 12% of our Common Stock. The Company accounted for the warrants issued to Televisa and Venevision within stockholders’ equity, except for the 100,000 warrants issued in connection with the Fonovisa acquisition that has been accounted for as part of its purchase price.

Registration Rights Agreement

We have a registration rights agreement with Mr. Perenchio, Televisa and Venevision, pursuant to which we have agreed to file registration statements covering our securities owned by them. As of February 14, 2006, Mr. Perenchio had the right to demand three registration statements, Venevision had the right to demand two and Televisa had the right to demand one. In addition, we gave these stockholders various piggyback registration rights. In general, we will pay all fees, costs and expenses of any such registration statements.

We also have a registration rights agreement with Mr. McHenry T. Tichenor Jr., one of our directors, and some of his family members, where we have agreed to an underwritten offering and to file registration statements covering the sale of our Class A Common Stock. As of February 14, 2006, the Tichenor family members had the right to demand two registration statements. The agreement also provides the Tichenor family members with various piggyback registration rights. All of these rights are subject to customary terms, conditions, procedures and restrictions.

Voting Agreement

Messrs. Perenchio and Tichenor are parties to a voting agreement whereby Mr. Perenchio has agreed to nominate and then vote to elect to the board as Class A/P Directors both Mr. Tichenor and another individual independent of the Company, subject to Mr. Perenchio’s reasonable approval. Mr. Tichenor designated Mr. Johnson to fill a board position with Mr. Perenchio’s approval. In accordance with the terms of the agreement, Mr. Perenchio also agreed to vote against any transaction in which the stock rights, or the per share consideration, to be received by the Class P common stockholders would differ from those to be received by the Class A common stockholders, unless approved by the holders of a majority of the outstanding shares of Class A Common Stock other than shares held by Mr. Perenchio and his affiliates.

If Mr. Tichenor is incapacitated or ceases to be a Class A/P Director, the resulting vacancy would be filled according to Univision’s Certificate of Incorporation. If Mr. Tichenor’s other designee is incapacitated or ceases to be a Class A/P Director, Mr. Tichenor (or, if Mr. Tichenor is incapacitated, then other members of the Tichenor family) may again designate someone independent of Univision to fill the resulting vacancy, subject to Mr. Perenchio’s reasonable approval.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

3. Related Party Transactions (Continued)

Mr. Perenchio’s obligation to vote for Mr. Tichenor and Mr. Tichenor’s other designee terminates when Mr. Tichenor and members of the Tichenor family cease to own at least 60% of their originally issued Univision shares. The voting agreement also terminates upon the earliest to occur of the conversion of all Class P Common Stock, the incapacitation of Mr. Perenchio, the date that Mr. Perenchio and Mr. Tichenor agree to terminate the voting agreement, the death of Mr. Tichenor, or September 23, 2008.

Reimbursement Arrangements at Cost with No Mark-Up

Chartwell Services, Inc. and Chartwell Partners LLC are affiliates of Mr. Perenchio (collectively, “Chartwell”).  All arrangements between the Company and Chartwell were at cost and Chartwell realized no profit from any of the reimbursements.  Pursuant to an agreement between the Company and Chartwell, services will continue to be provided through December 2006, subject to automatic one-year extensions.  Cash reimbursements to Chartwell totaled $762,008, $1,277,557 and $2,465,034 in 2005, 2004 and 2003,  respectively. For 2005, the reimbursements were limited to business expense and other cost reimbursements totaling $620,718, and the allocation of varying portions of the salary, benefits and payroll taxes of Chartwell employees not otherwise affiliated with the Company who provide administrative support to the Company, totaling $141,290.  For 2004 and 2003, the Company reimbursed Chartwell approximately $173,118 and $319,968, respectively, for one-half the salary, benefits and payroll taxes and $614,451 in 2003 for 100% of the bonus and related payroll taxes relating to the Company’s Vice Chairman and Corporate Secretary, Robert Cahill.  Effective July 1, 2004, Robert Cahill was compensated directly by the Company and is no longer subject to the reimbursement agreement.  For 2004 and 2003, the Company also reimbursed Chartwell for the services of Anthony Cassara, who became a director of the Company in 2005, the amounts of $269,225 and $531,348, respectively.   Effective July 1, 2004, Anthony Cassara ceased being compensated by the Company under the reimbursement agreement.  The Company also reimbursed Chartwell approximately $337, 332 and $662,149, in 2004 and 2003, respectively, for varying portions of the salary, benefits and payroll taxes of other individuals.  In addition, options for 55,000 shares of  Class A Common Stock were granted during 2003 to three Chartwell employees who devoted time to the Company’s activities.  Included in the 55,000 options granted above, Anthony Cassara received 25,000 options in 2003, the Company agreed to reimburse Chartwell $497,882 and $337,188  in 2004 and 2003, respectively, for business expenses and other costs.  No options were granted in 2005 or 2004.

Pay Television Venture

In April 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc. to form a 50/50 joint venture called TuTV LLC. The joint venture was formed to broadcast Televisa’s pay television channels, other than general entertainment channels or novelas, in the United States. The service consists of five channels. In May 2003, TuTV entered into a five-year distribution agreement with EchoStar Communications Corporation for three of the channels. The joint venture is jointly controlled by Televisa and the Company with each agreeing to fund up to a maximum of $20,000,000 over the first three years of the venture. During 2005, the Company received a dividend of $1,500,000 from TuTv LLC. In 2004, the Company and Televisa each funded the joint venture $1,000,000.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

3. Related Party Transactions (Continued)

Co-production Agreement

In December 2003, the Company and Televisa entered into an agreement whereby Televisa would produce the show “100 Mexicanos Dijeron”, which is based on the “Family Fued” format and the Company would pay Televisa approximately half of the costs per episode. Under the terms of the agreement, the Company made payments of $4,700,000 and $5,020,000 in 2005 and 2004, respectively, to Televisa in connection with the production of the show. The Agreement with Televisa was not renewed but production will continue in the U.S.

Share Purchase Agreement

In December 2001, the Company entered into a share purchase agreement with Televisa pursuant to which Televisa purchased 375,000 preferred shares in exchange for $375,000,000. The preferred shares automatically converted into 10,594,500 shares of the Company’s Class A Common Stock upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, on February 25, 2002.

Fonovisa Music Group

In April 2002, we consummated the acquisition of Fonovisa from Televisa for 6,000,000 shares of our Class A Common Stock and a warrant to purchase 100,000 shares of our Class A Common Stock (having an exercise price of $38.261 per share). Fonovisa has become a part of our Univision Music Group. The purchase agreement for the acquisition included certain working capital adjustments. In August 2004, the Company and Televisa finalized working capital adjustments related to the Company’s acquisition of Fonovisa, which was completed in April 2002. The Company received approximately $16,500,000, which has been accounted for as an adjustment to the Fonovisa purchase price resulting in a reduction to goodwill and minor adjustments to certain current assets and liabilities.

In connection with our acquisition of Fonovisa, we have the right to receive $5,000,000 of preemptable advertising from Televisa in Mexico during each of the first three years after the April 2002 closing of such acquisition for the promotion of our music business and its affiliates.

Univision Music Group

Univision Music Group consists of the businesses under its wholly-owned subsidiary, Univision Music, Inc. The primary business under Univision Music, Inc. is Univision Music LLC, which owns and operates the Univision Records label, Fonovisa Records label, SGZ Records label and La Calle label and whose membership units are owned 90% by the Company and 10% by Diara, Inc. (“Diara”), which is wholly-owned by José Behar, President and Chief Executive Officer of Univision Music Group. Diara’s membership units consist solely of B-1 and B-2 units discussed below.

The Company amended its employment arrangement with José Behar and assigned the employment agreement to Univision Music LLC, and as a result, has amended the operating agreement of Univision Music LLC. Univision Music LLC will now hold all of the Company’s wholly-owned record labels. Also, Diara has been given a new class of securities, designated “B-2 Units” (and its existing units have been designated “B-1 Units”). In 2006, Diara has a put right and the Company has a call right that would

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

3. Related Party Transactions (Continued)

require the Company to purchase all of Diara’s B-1 Units for a purchase price equal to 20% of ten times the average earnings before interest, taxes, depreciation and amortization of Univision Music’s business as it existed prior to the amendment, subject to a cap of $8,000,000. Additionally, Diara has a put right and the Company has a call right on Diara’s B-2 Units in 2009. To the extent the fair market value of Univision Music LLC at the put or call date exceeds the fair value at the grant date, which is decreased each year by the amount of cash generated by Univision Music LLC, in December 2003, the purchase price of these units will be equal to 20% of the first $100,000,000 of such excess, 10% of the next $100,000,000 of such excess and 1% of any excess amount thereafter. This amount will be reduced by any amount paid by the Company for the B-1 Units. The put and call rights may be accelerated in the event of Mr. Behar’s termination, death or disability.

The Company is accounting for these arrangements in accordance with FIN No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” FIN No. 28 requires compensation cost to be recognized when the quoted market value exceeds the grant price. Compensation is charged to expense over the period the employee performs the services. In 2005, 2004 and 2003, the Company recorded approximately $1,600,0000, $4,300,000 and $1,700,000, respectively, of compensation expense on the B-1 Units. In 2005, the Company recorded approximately $4,200,000 of compensation expense on the B-2 units.

The amended employment agreement with Mr. Behar was extended through March 31, 2009 and allows for minimum incentive bonus amounts during each year and the payment in 2003 of a $1,100,000 bonus, which was applied against his outstanding loan. The Company expensed this payment in 2003. As of December 31, 2005, he owes approximately $900,000 in principal to the Company, which bears interest at 3.5%.

4.   Property and Equipment

Property and equipment consists of the following as of December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Land and improvements	$64,917	$54,040
Buildings and improvements	272,943	250,311
Broadcast equipment	450,789	411,502
Furniture, computer and other equipment	102,855	93,299
Capital leases—transponder equipment	62,292	62,285
	953,796	871,437
Accumulated depreciation	(389,838)	(320,299)
	$563,958	$551,138

Accumulated depreciation related to capital leases for the transponder equipment for 2005 and 2004 is $31,210 and $26,442, respectively. Depreciation expense on property and equipment was $79,095,000, $82,157,000 and $72,340,000 in 2005, 2004 and 2003, respectively.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

5.   Intangible Assets and Goodwill

The following is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and estimated aggregate amortization expense for the years 2006 through 2010:

	As of December 31, 2005
Intangible Assets Being Amortized	Gross Carrying Amount	Accumulate Amortization	Net Carrying Amount
	(In thousands)
Nielsen contract	$20,700	$13,498	$7,202
Fonovisa contracts, primarily artist contracts	44,580	36,193	8,387
Disa contracts, primarily artist contracts	66,328	59,444	6,884
Broadcast agreement	9,892	2,305	7,587
Advertiser related intangibles, primarily advertiser contracts	4,991	4,727	264
Other amortizable intangibles	5,262	2,137	3,125
Total	$151,753	$118,304	33,449

Intangible Assets Not Being Amortized
Broadcast licenses	4,220,180
Goodwill	2,231,238
Music trademarks	15,800
Other intangible assets	2,155
6,469,373
Total Net Intangible Assets	$6,502,822

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized	(In thousands)
Nielsen contract	$20,700	$12,463	$8,237
Fonovisa contracts, primarily artist contracts	44,580	32,219	12,361
Disa contracts, primarily artist contracts	66,328	52,584	13,744
Advertiser related intangibles, primarily advertiser contracts	4,991	4,454	537
Other amortizable intangibles	5,203	1,135	4,068
Total	$141,802	$102,855	38,947

Intangible Assets Not Being Amortized
Broadcast licenses	4,226,288
Goodwill	2,199,199
Music trademarks	15,800
Other intangible assets	2,014
Total	6,443,301
Total Net Intangible Assets	$6,482,248

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

5. Intangible Assets and Goodwill (Continued)

The Company has various intangible assets that are being amortized.  The Nielsen contract is being amortized through December 2012, the Fonovisa contracts are being amortized through June 2012, the Disa contracts are being amortized through December 2011, the broadcast agreement is being amortized through January 2015, advertiser related intangibles are being amortized through June 2006 and other amortizable intangibles have various amortization periods.  The Nielsen contract, broadcast agreement, advertiser related intangibles, and a majority of the other amortizable intangibles are being amortized on a straight-line basis.  The Fonovisa and Disa contracts are being amortized based on a revenue allocation of the artist and songwriter contracts.  The Company incurred amortization expense of $14,128,000, $19,225,000 and $12,564,000 in 2005, 2004 and 2003 respectively.

The changes in goodwill are as follows:

	Segments				Total
	Television	Radio	Music	Internet	Goodwill
	(In thousands)
Goodwill balance as of December 31, 2003	$321,412	$1,680,604	$190,824	$—	$2,192,840
Finalization of purchase price allocation	—	(155,782)	(17,565)	—	(173,347)
Consolidation of variable interest entities	90,571	—	89,135	—	179,706
Balance as of December 31, 2004	411,983	1,524,822	262,394	—	2,199,199
Deferred tax (asset) liability	(1,502)	3,112	—	—	1,610
Radio appraisal adjustment	—	(7,596)	—	—	(7,596)
Fonovisa goodwill adjustment	—	—	(200)	—	(200)
Purchase consideration and appraisal adjustment for WLII	38,225	—	—	—	38,225
Balance as of December 31, 2005	$448,706	$1,520,338	$262,194	$—	2,231,238

Estimated amortization expense for the five years subsequent to December 31, 2005 are as follows:

Year	Amount
(In thousands)
2006	$8,700
2007	$6,600
2008	$5,000
2009	$3,600
2010	$3,000

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

6.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Trade accounts payable and accruals	$102,176	$80,598
Music copyright and artist royalties	62,810	56,352
Accrued compensation	65,618	63,895
Accrued insurance	12,062	8,192
Cost reduction plan liability	11,309	—
Deferred revenue	13,366	6,017
Other	16,168	14,439
	$283,509	$229,493

Cost Reduction Plan

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a before-tax charge of approximately $30.3 million in the fourth quarter of 2005. The plan was substantially completed during the fourth quarter of 2005 and the unpaid portion will primarily be paid in 2006. The unpaid portion of the cost reduction plan as of December 31, 2005 is as follows:

	Employee Terminations	Abandonment of Programming Costs	Other Costs	Total
	(In thousands)
Cost reduction plan charge	$17,761	$12,196	$332	$30,289
Cash paid in 2005	7,820	8,300	259	16,379
Stock compensation	158	—	—	158
Abandonment of costs incurred in years prior to 2005	—	2,443	—	2,443
Liability as of December 31, 2005	$9,783	$1,453	$73	$11,309

The cost reduction charge of $30,289,000 related to each of the Company’s segments was $29,993,000, $73,000, $33,000 and $190,000 for the television, radio, music and Internet segments, respectively. At January 31, 2006, the liability related to the cost reduction plan was approximately $6,500,000.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

7.   Debt

Long-term debt consists of the following as of December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Revolving Credit Facility	$314,000	$—
Senior notes payable—7.85% due 7/18/11	496,989	496,574
Senior notes payable—2.875% due 10/15/06	246,516	247,408
Senior notes payable—3.5% due 10/15/07	195,400	198,225
Senior notes payable—3.875% due 10/15/08	243,104	248,167
	1,496,009	1,190,374
Less current portion	560,516	—
Long-term debt	$935,493	$1,190,374

The Company’s 7.85% senior notes due in 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year. The notes have a fair value of approximately $556,900,000 at December 31, 2005.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due in 2006, 2007 and 2008 with a face value of $700,000,000. These senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. As part of the $700,000,000 note transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At December 31, 2005, the Company had a swap liability with a fair value of $13,977,000 reported in other long-term liabilities related to this transaction. The $700,000,000 senior notes are carried at fair value at December 31, 2005.

The Company’s senior notes are unsecured obligations, equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, senior in right of payment to any of the Company’s future subordinated indebtedness and are fully and unconditionally guaranteed by all of the Company’s guarantors. The Company has the option to redeem all or a portion of the senior notes at any time at the redemption prices set forth in the note indenture. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the senior notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity.

At December 31, 2005, the Company had a $500,000,000 revolving credit facility with a syndicate of commercial lenders that will mature on July 18, 2006. At December 31, 2005, the Company had bank borrowings outstanding under its revolving credit facility of $314,000,000 resulting primarily from the Company’s repurchases of its Class A Common Stock. The Company classifies its revolving credit facility as a current liability. The Company is in the process of negotiating a new bank credit facility and expects to enter into a new credit agreement in the first quarter of 2006. The Company has approximately $56,000,000 of letters of credit outstanding under the credit facility, which primarily includes $49,000,000 related to the FIFA World Cup Agreement.

Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Chase Manhattan Bank or 0.50% per annum over the

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

7. Debt (Continued)

federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.75% to 1.5% per annum and the base rate margin ranges from 0% to 0.50% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 1.00% as of December 31, 2005. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the twelve months ended December 2005, the Company’s effective interest rate, excluding deferred financing costs, on its bank debt and senior notes was approximately 5.44%.

The credit agreement contains customary covenants, including restrictions on liens and dividends and financial covenants relating to interest coverage and maximum leverage. Under the credit agreement, the Company is also limited in the amount of other debt it can incur and in its ability to engage in mergers, sell assets and make material changes to its Program License Agreements in a manner the lenders determine is materially adverse to the Company. At December 31, 2005, the Company was in compliance with its financial covenants.

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

Maturities of long-term debt for the five years subsequent to December 31, 2005 are as follows:

Year	Amount
(In thousands)
2007	$195,400
2008	243,104
2009	—
2010	—
Thereafter	496,989
Total	$935,493

8.   Commitments

The Company has long-term operating leases expiring on various dates for office, studio, automobile and tower rentals. The Company’s operating leases, which are primarily related to buildings and tower properties, have various renewal terms and escalation clauses. The Company also has long-term capital lease obligations for its transponders that are used to transmit and receive our network signals. In 2004, the

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

8. Commitments (Continued)

Company entered into a new transponder capital lease of $23,400,000. The following is a schedule by year of future minimum rental payments under noncancelable operating and capital leases as of December 31, 2005:

Year	Operating Leases	Capital Leases
	(In thousands)
2006	$35,296	$6,030
2007	33,670	5,700
2008	32,084	5,700
2009	28,669	5,700
2010	26,419	5,700
Thereafter	138,422	21,293
Total minimum lease payments	$294,560	50,123
Interest		(12,817)
Total present value of minimum lease payments		37,306
Current portion		(3,500)
Capital lease obligation, less current portion		$33,806

Rent expense totaled $43,994,000, $42,406,000 and $27,449,000 in 2005, 2004 and 2003, respectively.

On December 23, 2003, the Company entered into a 40-year lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2007. The lease was amended in June 2005 and, among other things, the term of the lease was extended from 40 to 50 years. The sum of the lease payments will be approximately $74,000,000 over 50 years.

In 2003, the Company entered into a transponder lease agreement for TeleFutura Network that was capitalized in May 2004 for approximately $15,538,000. Also, in 2003, the Company entered into a transponder lease agreement for Univision Network that is expected to be capitalized in the first quarter 2006 for approximately $15,546,000. According to the Emerging Issues Task Force published Issue 01-8 “Determining Whether an Arrangement Contains a Lease,” if the Company negotiates a new transponder lease agreement, the Company will not capitalize, or incur depreciation expense, for its transponder lease agreements and will expense the cost as a service fee. EITF 01-8 became effective for agreements entered into after May 2003. The Company does not expect to negotiate new transponder lease agreements until two existing transponder lease agreements expire in December 2012. When and if the Company decides to transmit a high definition signal, it will be required to negotiate new transponder leases.

In June 2005, the Company entered into a new seven-year contract with Nielsen Media Research (“Nielsen”), to provide local market television programming ratings services for the Univision Television Group and the TeleFutura Television Group at a total cost of approximately $132,000,000. The aggregate payment remaining under the agreement, at December 31, 2005, is approximately $120,000,000, which will be paid through February 2012.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

8.   Commitments (Continued)

In February 2002, the Company entered into a new five-year contract with Nielsen, expiring in December 2006, to provide television audience measurement services for Univision Network and TeleFutura Network. The remaining payments for Univision Network and TeleFutura Network total approximately $12,000,000, payable through December 31, 2006. The Company also entered into a five-year contract with Nielsen for TeleFutura owned and operated stations, which have remaining payments of approximately $3,500,000 payable through January 31, 2007.

In January 2001, Univision Network entered into a program license agreement with Coral International Television Corp. (the exclusive distributing agent for Radio Caracas Television) to acquire approximately 780 hours of new novelas per year through January 2011. In 2005, the aggregate payment under the contract was adjusted to approximately $72,181,000, with an aggregate payment remaining under the contract of approximately $42,476,000 at December 31, 2005.

In June 2001, Univision Network entered into a program license agreement with RCN to acquire approximately 300 hours of new novelas per year through June 2007. The aggregate payment under the contract is approximately $28,950,000 payable over four years, in increasing installments, with an aggregate payment remaining under the contract of approximately $1,650,000 at December 31, 2005.

In 2002, 2003 and 2004, the Company entered into several program license agreements to acquire approximately 2,000 movies. The agreements commenced in January 2002 and expire on various dates through March 2016. The remaining payments under the agreements are approximately $14,300,000, $10,400,000, $7,000,000, $4,100,000 and $674,000 for the years 2006, 2007, 2008, 2009 and the period January 2010 through March 2016, respectively.

As a result of the acquisition of the USA Broadcasting stations, the Company acquired English-language programming contracts. At December 31, 2005, the remaining payments are $2,560,000 in 2006, $1,662,000 in 2007, $1,395,000 in 2008, $1,351,000 in 2009 and $223,000 through February 2010. The Company is attempting to sub-license or arrange a sale of this programming to reduce its liability.

In April 2001, the Company launched a music publishing and recording division, Univision Music Group. In June 2001, Univision Music Group acquired a 50% interest in Disa Records from the Chavez family. The Company has a call right and the Chavez family has a put right starting in June 2006 that will require the Company to purchase the remaining 50% interest for $75,000,000, subject to certain upward adjustments. The Company expects that in 2006 it will exercise its option to acquire the remaining 50% of Disa.

The Company has various music license agreements for its television and radio businesses. These contracts grant the Company a license to broadcast musical compositions. The remaining payments under these contracts are approximately $15,669,000, $11,098,000, $7,848,000 and $4,648,000 in 2006, 2007, 2008 and 2009, respectively.

On November 2, 2005, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2010 and 2014 Fédération Internationale de Football Association (“FIFA”) World Cup soccer games and other 2007 through 2014 FIFA events. A series of payments totaling $325,000,000 is due over the term of the agreement, with approximately $317,000,000 remaining as of December 31, 2005. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

8. Commitments (Continued)

On August 9, 2000, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. The payments remaining at December 31, 2005 totaled $66,000,000, which is due in 2006. In addition to these payments, and consistent with past coverage of the World Cup games, the Company was responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The cost for the 2002 World Cup games was approximately $55,000,000. The rights fees are being amortized over the 2002/2006 World Cups and other interim FIFA events based on the flow of income method. Under the flow of income method, the costs for the 2006 World Cup games, excluding advertising, promotion and broadcast costs, will be approximately $100,000,000 for the rights fees. The funds for these payments are expected to come from income from operations and/or borrowings from the Company’s revolving credit facility. In addition, the Company has also acquired the Spanish-language broadcast rights in the U.S. for various sports contracts with various expiration dates through November 2007. The aggregate payments under the contracts are approximately $78,900,000 at December 31, 2005, the remaining payments under the contracts are approximately $8,400,000 in 2006 and $10,400,000 in 2007.

9.   Employee Benefits

The Company has a 401(k) retirement savings plan (the “401(k) Plan”) covering all eligible employees who have completed one year of service. The 401(k) Plan allows the employees to defer a portion of their annual compensation and the Company may match a portion of the employees’ contributions. For the years ended December 31, 2005, 2004 and 2003, the Company made matching cash contributions to the 401(k) Plan totaling $6,194,000, $6,033,000 and $3,931,000, respectively. The Company matches 100% of the first 3% of eligible employee compensation that was contributed to the plan.

10. Contingencies

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

10. Contingencies (Continued)

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Without asserting any new matters of substance, Televisa in its answer now alleges that its claims rise to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa and certainly not in material breach. Univision intends to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017. At December 31, 2005, the Company accrued a charge of approximately $6 million related to a payment the Company intends to make under protest related to the Televisa litigation. The Company will seek recovery of this amount via a counterclaim. We intend to defend the litigation and pursue our counterclaims vigorously.

There are various other legal actions and claims pending against the Company incidental to its business and operations. In the opinion of management, the resolution of these matters will not have a material effect on the consolidated financial position or results of operations or liquidity.

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

The Company maintains insurance coverage for various risks, where deemed appropriate by management, at rates and terms that management considers reasonable. The Company self-insures its employee medical benefits and its media errors and omissions exposures. The Company also has deductibles for various risks, including those associated with windstorm and earthquake damage. In management’s opinion, the potential exposure in future periods, if uninsured losses were to be incurred, should not be material to the consolidated financial position or results of operations.

11. Income Taxes

The Company files a consolidated federal income tax return. The income tax provision for the years ended December 31, 2005, 2004 and 2003 comprised the following charges:

	2005	2004	2003
	(In thousands)
Current:
Federal	$112,324	$88,833	$43,888
State	13,158	9,870	6,897
Deferred:
Federal	50,595	58,964	47,186
State	5,926	6,907	7,415
Total	$182,003	$164,574	$105,386

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

11. Income Taxes (Continued)

The Company accounts for income taxes under the liability method pursuant to SFAS No. 109 “Accounting for Income Taxes.” Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)
Current deferred tax assets:
Accrued severance and litigation	$3,280	$2,100
Accrued vacation	4,025	3,700
Allowances	8,110	8,500
Accrued facility-related costs	1,355	1,400
Accrued insurance	5,110	3,000
Other assets, net	1,270	2,818
Total current deferred tax assets	$23,150	$21,518
Long-term deferred tax assets:
Equity loss in unconsolidated subsidiaries	$10,776	$14,000
Deferred compensation	2,840	2,900
Capital and state loss carryforwards	933	4,200
Nontemporary decline in investments	32,014	—
Other assets, net	1,105	1,106
Long-term deferred tax assets	47,668	22,206
Less: valuation allowance	(32,014)	—
Total net long-term deferred tax assets	15,654	22,206
Long-term deferred tax liabilities:
Property and equipment, net	50,594	63,500
Intangible assets, net	984,863	919,780
Total long-term deferred tax liabilities	1,035,457	983,280
Net long-term deferred tax liabilities	$1,019,803	$961,074

The Company recorded a deferred tax asset of $32,014,000 relating to the nontemporary decline in the value of its investments in Entravision and the St. Louis/Denver joint venture, offset by a valuation allowance for the same amount since, based on the weight of available evidence, it is more likely than not the deferred tax asset recorded will not be realized.

As a result of various acquisitions, the Company recorded goodwill representing the consideration given in excess of the fair value of net assets acquired. No deferred tax liability is established for goodwill that is not deductible for tax purposes.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

11. Income Taxes (Continued)

For the years ended December 31, 2005, 2004 and 2003, a reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	4.1	4.1	5.5
Wages and benefits	0.8	0.5	0.5
Credits and state refunds	(0.1)	(1.2)	(1.5)
Intangibles	0.0	0.0	0.5
Valuation allowance	9.5	0.0	0.0
Other	0.0	0.7	0.4
Total effective tax rate	49.3%	39.1%	40.4%

12. Earnings Per Share

The Company is required to calculate basic earnings per share, which is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The Company is also required to compute diluted earnings per share, which is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following is the reconciliation of the numerator and the denominator of the basic and diluted earnings-per-share computations:

	For the Year Ended
	2005	2004	2003
	(In thousands, except share and per share data)
Numerator:
Net income	$187,179	$255,883	$155,427
Denominator:
Denominator for basic earnings per share	315,223,555	322,742,581	253,853,027
Effect of dilutive securities:
Warrants	27,407,437	27,412,547	27,410,468
Stock options	1,814,850	2,864,473	2,575,092
Denominator for diluted earnings per share	344,445,842	353,019,601	283,838,587

Warrants and stock options, which were excluded from the computation of diluted earnings per share due to their antidilutive effect, amounted to 28,600,326, 20,971,125, and 21,179,813 shares for the years ended December 31, 2005, 2004 and 2003, respectively.

On January 13, 2006, the Company granted 817,800 restricted stock unit awards and 1,207,100 stock options at the market price of $31.59.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

13. Common Stock, Preferred Stock and Warrants

The Company’s common stock consists of Class A, Class P, Class T and Class V shares. The Class A shares are listed on the New York Stock Exchange and are primarily held by non-affiliates. The Class P, T and V shares are held by affiliates and are not traded. All classes of common stock have substantially the same rights, with the exception of Class P shares, which have ten votes per share on all matters on which shareholders are entitled to vote and Class T and V, which each have the right to elect one member of the Company’s board of directors. At December 31, 2005, there were 236,589,943 shares of Class A Common Stock issued and outstanding, 36,962,390 shares of Class P Common Stock issued and outstanding, 13,593,034 shares of Class T Common Stock issued and outstanding and 17,837,164 of Class V Common Stock issued and outstanding. The Company’s Class A Common Stock outstanding decreased during 2005 by 18,349,317 shares from 254,939,260 to 236,589,943 due to a decrease of 19,096,600 resulting from the repurchase of treasury shares and an increase of 747,283 due the exercise of options.

On February 17, 2005, the Company announced that its Board of Directors had approved the repurchase of up to $500 million of its outstanding Class A Common Stock. On October 24, 2005, the Company completed repurchasing approximately $500 million, 19,096,600 shares, in accordance with its stock repurchase plan.

On November 1, 2005, the Company’s Board of Directors approved the repurchase of an additional $500 million of its outstanding Class A Common Stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006. No shares have been repurchased pursuant to the plan.

On December 21, 2005, the Company retired the 20,113,780 shares that it held in treasury. This amount represents the 19,096,600 shares that were repurchased during 2005 and the 1,017,180 shares held by the Company at December 31, 2004.

The Company had 10,000,000 shares of preferred stock, $.01 par value, authorized at December 31, 2005 and 2004.

At December 31, 2005, Televisa and Venevision owned a total of 9,102,000 and 30,237,700 warrants, respectively. These warrants include 27,439,700 warrants issued in 1992 that are exercisable for Class T and Class V Common Stock at an exercise price of $0.0322 per share. The Company accounted for the warrants issued to Televisa and Venevision within stockholders’ equity, except for the 100,000 warrants issued in connection with the Fonovisa acquisition that have been accounted for as part of its purchase price.

The Televisa and Venevision warrants cannot be exercised by either Televisa or Venevision (or by any other non-U.S. citizen) if such exercise would result in a violation of the foreign ownership restrictions of the Communications Act of 1934. Subject to certain restrictions, Televisa and Venevision may transfer such warrants.

If Televisa and Venevision were to exercise their warrants, their ultimate ownership of the Company would be approximately 12% for Televisa and 15% for Venevision.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

13. Common Stock, Preferred Stock and Warrants (Continued)

On January 12, 2004, the Company offered 15,815,999 shares of Class A common stock to the public for $599,426,000 and used the net proceeds to repurchase an equal amount of shares held by Clear Channel Communications Inc. The shares repurchased by the Company were cancelled immediately and there was no dilution to earnings per share.

14. Investments and Variable Interest Entities

Investments consist of the following as of December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Investments in equity method investees:
St. Louis / Denver LLC	$52,165	$61,402
TuTV LLC	2,479	2,483
	$54,644	$63,885
Investments in cost method investees:
Entravision Communications Corporation	$262,918	$335,995
Equity Broadcasting Corporation	36,857	35,045
	$299,775	$371,040

Investments

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all of its Entravision voting common stock for 36,926,600 shares of Class U common stock. The Entravision Class U common stock has limited voting rights and does not include the right to elect directors. Also, as part of the consent decree with the DOJ, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009.

The Company recorded a charge of $24,741,000 for the three months ended December 31, 2005, related to an other than temporary decline in the value of its Entravision stock. The charge is based on the fair value of our investment in Entravision common stock of $7.12 per share on the last trading day of 2005 compared to our average cost basis of $7.79 per share. The Company’s new cost basis in its investment in Entravision stock is now $7.12. Entravision’s stock price at March 9, 2006 was $7.60. Any gain or loss on future transactions involving Entravision stock will be measured by comparing our newly established cost basis of $7.12 per share to the fair value of the Entravision stock at the transaction date. The Company recorded a charge of $48,336,000 for the three months ended June 30, 2005, related to an other than temporary decline in the value of its Entravision stock. We will continue to monitor the Entravision stock price, its operating results, the performance and outlook for the media sector in general and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision. At December 31, 2005, the Company’s ownership of Entravision on a fully converted basis was approximately 27%. Following the acquisition of

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

14. Investments and Variable Interest Entities (Continued)

the Entravision radio stations on January 1, 2006, the Company’s ownership of Entravision on a fully converted basis was approximately 20%.

On March 2, 2006, the Company and Entravision Communications Corporation completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate purchase price of $51.1 million, or $7.30 per share. This share repurchase transaction, coupled with the recent closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, will reduce the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%.

On November 7, 2002, the Company, through its wholly-owned subsidiary TeleFutura, entered into a limited liability company agreement with Roberts Brothers Broadcasting, LLC (“Roberts”), called St. Louis / Denver LLC (the “LLC”). In 2002, TeleFutura contributed $26,000,000 and in 2003 contributed its minority interests in the St. Louis and Denver stations of approximately $34,000,000 and Roberts contributed its majority interests in the St. Louis and Denver stations to the LLC. The Company owns 45% of the joint venture. In addition, TeleFutura and Roberts have each entered into time brokerage agreements (“TBA”) to program the Denver and St. Louis stations, respectively. The TeleFutura TBA became effective on February 23, 2003. On October 1, 2005, the Company performed its annual impairment testing analysis and obtained an appraised value of the Denver and St. Louis FCC licenses, which are the primary assets of the LLC. Based in part on this appraisal, the Company determined that the fair value of its investment in the LLC was less than the book carrying value and recorded an impairment charge of $8.8 million in the fourth quarter of 2005. In 2005, the Company also reported an equity loss from unconsolidated subsidiary of $580,000 and the investment had $143,000 of other increases related to the joint venture.

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

In June 2001, the Company purchased for $26,000,000 an approximate 20% non-voting preferred stock equity interest in Equity Broadcasting Corporation (“EBC”), which has 33 full power and/or network televisions permits, licenses, and applications and 60 low-power television properties. In addition, in September 2001, the Company purchased shares of Equity Broadcasting’s Class A common stock for approximately $2,500,000. The Company currently owns approximately 6% of Equity Broadcasting’s voting common stock. This investment is accounted for under the cost method.

In January 2004, the Company, EBC and others agreed to amend EBC’s Articles of Incorporation to allow shares of Series A convertible preferred stock of EBC to receive a stock dividend of 7% of the original issue price commencing on the date of the initial issuance, which was June 8, 2001. The dividend is

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

14. Investments and Variable Interest Entities (Continued)

paid in preference to all other junior stock as and when declared or on liquidation, is added to amounts received on redemption and is to be converted on conversion into common stock. Since the Company was not entitled to the dividend prior to January 2004, the Company recorded a stock dividend of $5,094,000 in the first quarter of 2004 based on the Company’s initial investment of approximately $26,000,000 made in June 2001. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. The stock dividend income for the twelve months ended December 31, 2005 was $1,812,000. The EBC stockholders approved the Articles amendment in July 2004.

In April 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc. to form a 50/50 joint venture called TuTV LLC. See note “3. Related Party Transactions.”

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

Under the guidelines of FIN 46, since March 31, 2004, the Company has been required to consolidate the assets, liabilities and operating results of Disa Records, which is a Mexico-based music recording and publishing company, owned 50% by the Company and 50% by the Chavez family, who manages the business. The Company has a call right and the Chavez family has a put right, beginning in June 2006, which requires the Company to purchase the remaining 50% of Disa Records for a minimum of $75,000,000, subject to certain upward adjustments. The Company expects that in 2006 it will exercise its option to acquire the remaining 50% of Disa. As a result of Disa’s put right, the Company has the majority of expected losses that could arise from the variability of the fair value of Disa Records. Under the rules governing FIN 46, the Company is considered the primary beneficiary of Disa Records and consequently is required to consolidate it.

In addition, under the guidelines of FIN 46, since March 31, 2004, the Company was required to consolidate the assets, liabilities, and operating results of the Puerto Rico stations, WLII/WSUR, Inc., a Delaware corporation (“WLII”), which were wholly-owned by Raycom Media, Inc. (“Raycom”). On June 30, 2005, the Company acquired Raycom’s ownership interest in WLII in Puerto Rico for approximately $190,000,000, excluding acquisition costs. The funds came primarily from the Company’s bank credit facility. WLII is now a wholly owned subsidiary of the Company and is no longer a VIE.

Prior periods were not restated upon the adoption of FIN 46. Since the Company adopted FIN 46 on March 31, 2004, the operating results of Disa Records and WLII are not included in the operating results of the Company for the three months ended March 31, 2004. Beginning April 1, 2004, Disa Records’ net revenues and operating income were included in the Company’s operating results and the Company’s net

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

14. Investments and Variable Interest Entities (Continued)

income remained the same, as it would have been under the equity method of accounting that we used before we adopted FIN 46. WLII’s net revenues and operating income were also included in the Company’s operating results from April 1, 2004 through June 30, 2005, but our net income was not affected since Raycom owned 100% of WLII in 2004 and for the six months ended June 30, 2005. The Company will continue to consolidate Disa Records under the guidelines of FIN 46 until the Company exercises its call right or the Chavez family exercises their put right and the Company purchases Disa Records. The Company has consolidated the results of operations of WLII under the guidelines of FIN 46 for the six months ended June 30, 2005 and continues to consolidate WLII from June 30, 2005 forward since WLII is now a wholly-owned subsidiary of the Company.

The following represents the VIE income statement and balance sheet information consolidated by the Company:

	Combined VIEs	Year Ended December 31, 2005 Disa Records	Six months Ended June 30, 2005 WLII(a)
	(In thousands)
Net revenues	$102,053	$76,523	$25,530
Direct operating expenses (excluding depreciation and amortization)	56,553	40,115	16,438
Selling, general and administrative expenses (excluding depreciation and amortization)	23,732	17,070	6,662
Depreciation and amortization	9,012	7,444	1,568
Operating income	12,756	11,894	862
Other expense (income)	2,043	(673)	2,717
Noncontrolling interest of variable interest entities	4,120	5,974	(1,855)
Income before taxes	6,593	6,593	—
Provision for income taxes	618	618	—
Net income	$5,975	$5,975	$—

(a)           WLII was acquired by the Company on June 30, 2005.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

14. Investments and Variable Interest Entities (Continued)

	Nine months ended December 31, 2004
	Combined VIEs	Disa Records	WLII
	(In thousands)
Net revenues	$97,094	$50,947	$46,147
Direct operating expenses (excluding depreciation and amortization)	50,933	28,261	22,672
Selling, general and administrative expenses (excluding depreciation and amortization)	25,849	12,892	12,957
Depreciation and amortization	9,200	8,001	1,199
Operating income	11,112	1,793	9,319
Noncontrolling interest of variable interest entities	7,311	564	6,747
Other expense / (income)	2,407	(48)	2,455
Income before taxes	1,394	1,277	117
Provision for income taxes	831	714	117
Net income	$563	$563	$—

At December 31, 2005
Disa Records
(In thousands)
Cash and cash equivalents	$36,246
Accounts receivable, net	3,133
Prepaid expenses and other	10,215
Property and equipment, net	948
Intangible assets, net	6,885
Goodwill	89,136
Total assets	$146,563
Accrued liabilities	$28,495
Noncontrolling interest of variable interest entity	57,889
Total stockholders’ equity	60,179
Total liabilities and stockholders’ equity	$146,563

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

14. Investments and Variable Interest Entities (Continued)

Unaudited

	At December 31, 2004
	Combined VIEs	Disa Records	WLII
	(In thousands)
Cash	$25,820	$23,864	$1,956
Accounts receivable, net	10,800	2,174	8,626
Prepaid expenses and other	12,092	11,408	684
Property and equipment, net	11,614	1,326	10,288
Intangibles assets, net	113,745	13,745	100,000
Goodwill	179,706	89,135	90,571
Other assets	7,204	—	7,204
Total assets	$360,981	$141,652	$219,329
Accrued liabilities	$29,096	$20,576	$8,520
Other long-term liabilities	10,929	—	10,929
Noncontrolling interest of variable interest entities	259,394	59,514	199,880
Total stockholders’ equity	61,562	61,562	—
Total liabilities and stockholders’ equity	$360,981	$141,652	$219,329

15. Performance Award and Incentive Plans

The Company has a 1996 and 2004 Performance Award Plan (the “Plans”). The 2004 Performance Award Plan (“2004 Plan”) reserves shares of Class A Common Stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors or Plan Committee (as appointed by the Board). The Company no longer issues new awards under its 1996 Performance Award Plan (“1996 Plan”) but the plan continues to have grants outstanding.

The 2004 Plan was adopted as of May 2004, in part, to increase the maximum number of shares of Class A Common Stock currently available under the 1996 Plan and to give the Company sufficient authority and flexibility to adequately provide for future incentives. A total of 15,936,550 shares of Class A Common Stock were registered under the 2004 Plan, 12,600,000 shares were made available under the 2004 Plan and 3,336,550 shares were made available from the 1996 Plan. The maximum number of shares that may be granted to any individual during any calendar year is 3,000,000. The maximum number of shares that may be granted during any calendar year is 5,000,000 (not including those shares, if any, that have been cancelled during the same year they were granted) unless the Plan Committee gives its unanimous consent. The Plan provides that shares granted come from the Company’s authorized but unissued Class A Common Stock and any shares of the Company’s Class A Common Stock held as treasury shares. Grants may be in the form of either nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share awards, stock bonuses or cash bonus awards.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

15. Performance Award and Incentive Plans (Continued)

The price of the options granted pursuant to the Plans may not be less than 100% of the fair market value of the shares on the date of grant (110% in the case of an incentive stock option granted to any person owning more than 10% of the Company’s total combined voting power). No award will be exercisable after ten years from the date granted. Unless approved by the Plan Committee, no award may vest at a rate greater than 25% per year, other than in the case of awards granted in lieu of cash bonuses, which may vest at the rate of 50% per year.

On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of substantially all unvested stock options outstanding whose exercise price was above the then current market price of $25.56. The Compensation Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance by the Financial Accounting Standards Board of Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” which requires the Company to treat unvested stock options as compensation expense effective January 1, 2006. Because the Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, and because these options were priced above current market on that date, the acceleration of vesting of these options did not result in a charge in the Company’s financial statements. Vesting acceleration increased pro forma stock based compensation, under the provisions of SFAS No. 123 by approximately $59 million before income tax. Assuming that there are no modifications to the affected options, the Company believes that it will not be required to recognize any compensation expense in future periods associated with the affected options. As of December 31, 2005, substantially all of the Company’s outstanding options have been expensed due to the acceleration.

In connection with the acquisition of HBC on September 22, 2003, the Company assumed outstanding stock options previously issued under the HBC Long-Term Incentive Plan. The assumed stock option and their respective grant price have been converted in accordance with the acquisition agreement. No new awards were granted under this plan upon and following the acquisition. The maximum term of each assumed option is ten years from the original grant date, subject to earlier termination in connection with the recipient’s termination of employment with or service to the Company. The assumed options vest in accordance with the HBC Long-Term Incentive Plan and the acquisition agreement.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

15. Performance Award and Incentive Plans (Continued)

Information regarding the Performance Award Plans for 2005, 2004 and 2003 and the HBC Long-Term Incentive Plan, from September 22, 2003, is as follows:

	2005	2004	2003
Number of shares under stock options:
Outstanding at beginning of year	30,611,447	27,246,871	20,197,320
HBC options assumed	—	—	5,242,777
Granted(a)	141,000	5,076,871	3,829,000
Exercised	(759,183)	(1,103,879)	(1,438,223)
Canceled	(423,968)	(608,416)	(584,003)
Outstanding at end of year	29,569,296	30,611,447	27,246,871
Available for grant at end of year	11,697,775	11,493,950	3,418,300
Exercisable at end of year	29,183,176	20,218,437	18,116,943
Weighted average exercise price:
Granted	$26.76	$28.84	$35.53
Exercised	$14.21	$22.18	$18.07
Canceled	$31.96	$36.27	$36.27
Outstanding at end of year	$29.76	$29.42	$29.38
Exercisable at end of year	$29.76	$28.58	$27.39
Weighted average fair value of options granted during the period	$13.22	$14.25	$18.05

(a)           On January 13, 2006, the Company granted 817,800 restricted stock unit awards and 1,207,100 stock options at the market price of $31.59.

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$5.75 - $10.00	1,145,343	0.75	$5.81
$10.01 - $20.00	4,302,580	2.36	$16.20
$20.01 - $30.00	9,828,562	7.40	$27.43
$30.01 - $40.00	11,114,761	6.25	$35.54
$40.01 - $50.00	3,122,350	4.03	$43.53
$50.01 - $59.48	55,700	4.28	$53.89
	29,569,296

	Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$5.75 - $10.00	1,145,343	$5.81
$10.01 - $20.00	4,302,580	$16.20
$20.01 - $30.00	9,680,977	$27.45
$30.01 - $40.00	10,876,226	$35.62
$40.01 - $50.00	3,122,350	$43.53
$50.01 - $59.48	55,700	$53.89
	29,183,176

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

15. Performance Award and Incentive Plans (Continued)

During the year ended December 31, 2005, 759,183 options were exercised from the Company’s option plans for 759,183 shares of Class A Common Stock, resulting in increases to common stock and paid-in-capital of approximately $7,000 and $14,854,000, respectively, which included a tax benefit of $4,236,000 associated with the transactions.

16. Business Segments

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

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Net revenue:
Television	$1,360,694	$1,261,840	$1,098,276
Radio	359,107	328,392	83,595
Music	206,444	178,560	113,197
Internet	26,286	18,143	15,947
Consolidated	1,952,531	1,786,935	1,311,015
Direct expenses (excluding depreciation and amortization):
Television	536,209	488,446	420,475
Radio	65,772	60,121	15,211
Music	115,364	102,316	64,497
Internet	12,628	12,574	13,558
Consolidated	729,973	663,457	513,741
Selling, general and administrative expenses (excluding depreciation and amortization):
Television	335,215	311,916	275,622
Radio	151,985	151,690	37,511
Music	59,595	52,964	39,151
Internet	12,486	12,271	11,390
Consolidated	559,281	528,841	363,674

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

16. Business Segments (Continued)

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cost reduction plan:
Television	$29,993	$—	$—
Radio	73	—	—
Music	33	—	—
Internet	190	—	—
Consolidated	30,289	—	—
Operating income (loss) before depreciation and amortization:
Television	459,277	461,478	402,179
Radio	141,277	116,581	30,873
Music	31,452	23,280	9,549
Internet	982	(6,702)	(9,001)
Consolidated	632,988	594,637	433,600
Depreciation and amortization:
Television	66,927	66,029	64,041
Radio	11,649	16,063	5,594
Music	12,877	15,443	9,978
Internet	1,770	3,847	5,291
Consolidated	93,223	101,382	84,904
Operating income (loss):
Television	392,350	395,449	338,138
Radio	129,628	100,518	25,279
Music	18,575	7,837	(429)
Internet	(788)	(10,549)	(14,292)
Consolidated	$539,765	$493,255	$348,696
Capital expenditures:
Television	$85,505	$105,462	$49,728
Radio	14,700	13,074	2,685
Music	340	681	2,811
Internet	2,008	927	1,059
Consolidated	$102,553	$120,144	$56,283
Total assets:
Television	$3,447,159	$3,552,158	$3,176,858
Radio	4,299,197	4,291,074	4,103,148
Music	371,030	374,330	347,963
Internet	10,950	9,564	14,948
Consolidated	$8,128,336	$8,227,126	$7,642,917

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

16. Business Segments (Continued)

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, for the year ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Operating income before depreciation and amortization	$632,988 (a)	$594,637	$433,600
Depreciation and amortization	93,223	101,382	84,904
Operating income	539,765	493,255	348,696
Interest expense, net	84,048	66,061	71,322
Loss on extinguishment of debt	—	467	4,122
Amortization of deferred financing costs	3,309	3,470	3,832
Stock dividend	(1,812)	(6,453)	—
Equity loss in unconsolidated subsidiaries and other	(959)	1,942	10,218
Gain on change in Entravision ownership interest	—	—	(1,611)
Nontemporary decline in fair value of investments	81,877	—	—
Noncontrolling interest of variable interest entities	4,120	7,311	—
Provision for income taxes	182,003	164,574	105,386
Net income	$187,179	$255,883	$155,427

(a)           Includes a cost reduction plan charge of $30,289,000.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

17. Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(In thousands, except share and per-share data)
2005
Net revenues	$433,019	$508,464	$497,499	$513,549	$1,952,531
Net income	$44,478	$36,104	$79,164	$27,433	$187,179
Net income per common share:
Basic	$0.14	$0.11	$0.25	$0.09	$0.59
Diluted	$0.13	$0.10	$0.23	$0.08	$0.54
2004
Net revenues	$352,884	$495,291	$477,425	$461,335	$1,786,935
Net income	$31,553	$83,744	$73,401	$67,185	$255,883
Net income per common share:
Basic	$0.10	$0.26	$0.23	$0.21	$0.79
Diluted	$0.09	$0.24	$0.21	$0.19	$0.72