Form 10-Q
period 2006-03-31
UNIVISION COMMUNICATIONS INC
filed 2006-05-10
CIK 1017008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

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

There were 237,144,959 shares of Class A Common Stock, 36,962,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of April 20, 2006.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,169	$99,400
Accounts receivable, net	353,596	395,508
Program rights	25,974	29,878
Income taxes	—	3,194
Deferred tax assets	29,149	23,150
Prepaid expenses and other	79,584	82,470
Total current assets	591,472	633,600
Property and equipment, net	589,184	563,958
Intangible assets, net	4,328,611	4,271,584
Goodwill	2,265,620	2,231,238
Deferred financing costs, net	7,564	7,123
Program rights	22,985	25,960
Investments in equity method investees	55,634	54,644
Investments in cost method investees	161,476	299,775
Other assets	32,595	40,454
Total assets	$8,055,141	$8,128,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$241,489	$283,509
Income taxes	9,854	—
Accrued interest	19,637	25,639
Accrued license fees	17,533	20,548
Program rights obligations	16,408	15,809
Current portion of long-term debt and capital lease obligations	250,765	564,016
Total current liabilities	555,686	909,521
Long-term debt	1,121,067	935,493
Capital lease obligations	47,924	33,806
Program rights obligations	17,998	20,948
Deferred tax liabilities	1,034,316	1,019,803
Other long-term liabilities	62,610	59,976
Total liabilities	2,839,601	2,979,547
Noncontrolling interest in variable interest entity	54,417	57,889
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,040,000,000 shares authorized; 305,483,907 shares issued and 305,483,774 shares outstanding in 2006 and 304,982,531 shares issued and outstanding in 2005	3,054	3,049
Paid-in-capital	4,149,132	4,133,889
Deferred Compensation	—	(1,333)
Retained earnings	1,010,403	956,500
Accumulated other comprehensive losses	(1,466)	(1,205)
Total stockholders’ equity	5,161,123	5,090,900
Total liabilities and stockholders’ equity	$8,055,141	$8,128,336

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues:
Television, radio and Internet services	$402,621	$370,804
Music products and publishing	47,165	62,215
Total net revenues	449,786	433,019
Direct operating expenses of television, radio and Internet services	150,325	147,270
Direct operating expenses of music products and publishing	27,474	37,614
Total direct operating expenses (excluding depreciation and amortization)	177,799	184,884
Selling, general and administrative expenses (excluding depreciation and amortization)	144,028	131,780
Depreciation and amortization	22,963	23,844
Operating expenses	344,790	340,508
Operating income	104,996	92,511
Other expenses (income):
Interest expense, net	24,269	19,348
Amortization of deferred financing costs	839	828
Stock dividend	(453)	(453)
Equity income in unconsolidated subsidiaries and other	(632)	(11)
Gain on sale of Entravision stock	(1,260)	—
Noncontrolling interest in variable interest entities	1,532	(907)
Income before taxes	80,701	73,706
Provision for income taxes	26,798	29,228
Net income	53,903	44,478
Other comprehensive loss:
Currency translation adjustment	(261)	(138)
Comprehensive income	$53,642	$44,340
Net income per common share:
Basic	$0.18	$0.14
Diluted	$0.16	$0.13
Weighted average common shares outstanding:
Basic	305,172,563	323,403,395
Diluted	337,460,423	352,717,341

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net income	$53,903	$44,478
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	20,336	19,969
Amortization of intangible assets and deferred financing costs	3,466	4,703
Deferred income taxes	14,508	10,808
Stock dividend	(453)	(453)
Noncontrolling interest in variable interest entities	1,532	(907)
Equity income in unconsolidated subsidiaries	(417)	(1)
Loss on sale of property and equipment	128	201
Gain on sale of Entravision stock	(1,260)	—
Share-based compensation	2,791	130
Other non-cash items	204	195
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	46,467	5,860
Program rights	6,879	7,522
Prepaid expenses and other	2,907	7,186
Accounts payable and accrued liabilities	(41,996)	(4,132)
Deferred tax assets	(5,994)	—
Income taxes receivable	3,194	—
Income taxes payable	9,854	12,999
Income tax benefit from share-based awards	—	2,964
Accrued interest	(6,002)	(2,093)
Accrued license fees	(3,015)	1,400
Program rights obligations	(2,351)	(4,192)
Other, net	239	1,067
Net cash provided by operating activities	104,920	107,704
Cash flow from investing activities:
Acquisitions, net of acquired cash	(12,300)	—
Proceeds from sale of Entravision stock	51,100	—
Capital expenditures	(19,963)	(16,796)
Distributions to Disa partner	(5,004)	(3,627)
Other, net	(152)	(1,353)
Net cash provided by (used in) investing activities	13,681	(21,776)
Cash flow from financing activities:
Proceeds from issuance of long-term debt	236,000	—
Repayment of long-term debt	(363,138)	(1,142)
Purchases of treasury shares	(4)	(18,465)
Proceeds from stock options exercised	11,833	2,710
Income tax benefit from share-based awards	1,961	—
Deferred financing costs	(1,484)	—
Net cash used in financing activities	(114,832)	(16,897)
Net increase in cash	3,769	69,031
Cash and cash equivalents, beginning of period	99,400	189,868
Cash and cash equivalents, end of period	$103,169	$258,899
Supplemental disclosure of cash flow information:
Interest paid	$26,600	$21,079
Income taxes paid	$7,573	$2,443

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

1. Organization of the Company

Univision Communications Inc., together with the subsidiaries through which its businesses are conducted (the “Company,” “we,” “us” and “our”), is the leading Spanish-language media company in the United States and operates in four business segments: television, radio, music and Internet. The Company’s television operations include the Univision and TeleFutura networks, the Company’s owned and operated television stations and Galavisión, the Company’s cable television network. Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its radio network and owned and operated radio stations. The Company’s music operations include the Univision Records label, Fonovisa Records label, SGZ Records label, La Calle label and the variable interest entity, Disa Records, S.A. de C.V. (“Disa”). Univision Online, Inc. (“Univision Online”) operates the Company’s Internet portal, Univision.com. See note “5. Investments and Variable Interest Entities” for a discussion of Disa.

2. Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited, but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005.

Share-based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement (“FASB”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values (i.e., footnote disclosure is no longer an alternative to financial statement recognition). Prior to the adoption of SFAS No. 123R, the Company accounted for employee stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

3. Recent Developments

Revolving Credit Facility

On March 17, 2006, the Company entered into a new revolving credit facility with a syndicate of commercial lenders that will mature on March 17, 2011. This credit facility replaced the Company’s prior revolving credit facility, which it entered into on July 18, 2001. The aggregate amount of the commitments under the new revolving credit facility is $1 billion, which includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for borrowings by Univision of Puerto Rico Inc. Univision of Puerto Rico Inc. is jointly and severally liable for the obligations of the Company under the credit facility. The Company has the right, subject to certain customary conditions, and at the option of the Board of Directors, to effectuate an increase of up to $500 million in the aggregate amount of the commitments. No lender is obligated to participate in any such increase. See note “7. Debt”.

Puerto Rico Program License Rights

On March 17, 2006, the Company entered into long-form definitive agreements dated as of May 31, 2005 with each of Televisa and Venevision with respect to such license rights, giving the Company the exclusive right until 2017 to license Televisa and Venevision programs for the Puerto Rico stations. Under such agreements, the Company is required to pay Televisa 12% of Puerto Rico net time sales and Venevision the greater of 6% of Puerto Rico net time sales or the amount of a program performance fee based on ratings produced by Venevision programs that the Puerto Rico stations broadcast (but not more than 12% of Puerto Rico net time sales).

Televisa Program License Agreement

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. In June 2005, the Company paid Televisa the $1.5 million under protest. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

3. Recent Developments (Continued)

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa and certainly not in material breach. Univision intends to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017. On March 15, 2006, the Company made a payment, under protest, of approximately $6 million related to the Televisa litigation. The Company will seek recovery of this amount via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the Filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new proposed Complaint raises the same allegations of material breach contained in Televisa’s January 31 answer to the Company’s counterclaims and in its February 16 notice of purported material breaches. Among other claims, the new proposed Complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA. The Company has not yet responded to this proposed new pleading. We intend to defend the litigation and pursue our counterclaims vigorously.

Investment in Entravision Communications Corporation

The Company’s cost basis in its investment in Entravision stock is $7.12 per share. Entravision’s stock price on March 31, 2006 was $9.16 and on May 4, 2006 was $8.59. Any gain or loss on future transactions involving Entravision stock will be measured by comparing the cost basis of $7.12 per share to the fair value of the Entravision stock at the transaction date. The Company monitors the Entravision stock price, its operating results, the performance and outlook for the media sector in general and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision.

On January 1, 2006, the Company acquired radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for approximately $90 million. The Company paid for the acquisition with shares of Entravision common stock held by the Company.

On March 2, 2006, the Company and Entravision Communications Corporation completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate purchase price of $51.1 million, or $7.30 per share. The Company recognized a gain on the repurchase transaction of approximately $1.3 million. This share repurchase transaction, coupled with the recent closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

3. Recent Developments (Continued)

Investment in Equity Broadcasting Corporation

On April 10, 2006, Coconut Palm Acquisition Corp. (“CPAC”) announced that it had entered into an Agreement and Plan of Merger with Equity Broadcasting Corporation (“EBC”). At March 31, 2006, the Company has an investment in EBC of approximately $37 million. Upon completion of the acquisition, EBC will merge with and into CPAC, with CPAC remaining as the surviving corporation. Following closing of the acquisition, CPAC will seek to change its name to Equity Media Group to reflect its new status as a diversified media services company serving Spanish-language markets and apply for listing on the NASDAQ Stock Market.

Under terms of the Agreement and Plan of Merger, the Company expects to fully realize its investment in EBC. Consideration to be received will include cash of $20 million and other consideration with an estimated value in excess of $17 million.

Strategic Alternatives

On February 8, 2006, the Board of Directors announced that it had decided to begin a process to explore strategic alternatives to enhance shareholder value, including but not limited to the raising of capital through the sale of securities or assets of the Company, a recapitalization, strategic acquisitions, and the combination, sale or merger of the Company with another entity. The Company gives no assurance that the exploration of strategic alternatives will result in a transaction and does not intend to disclose developments with respect to the exploration of strategic alternatives unless and until its Board of Directors has approved a specific transaction. During the three months ended March 31, 2006, the Company incurred strategic alternative costs of $836,000.

Effective Tax Rate

The Company’s effective tax rate of 33.2% for March 31, 2006 is lower than the 39.7% for March 31, 2005 due primarily to a tax benefit recorded in the first quarter of 2006 of $5,697,000, resulting from the resolution of various federal and state income tax audits.

4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission (“FCC”). Over the last five years, all the television and radio licenses that have been up for renewal have been renewed and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until their useful life is deemed to no

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

4. Goodwill and Other Intangible Assets (Continued)

longer be indefinite. The licenses, other indefinite-lived intangible assets and goodwill are tested annually for impairment, or more frequently if circumstances indicate a possible impairment exists.

Goodwill is allocated to various reporting units, which are either the operating segments or one level below the operating segment. For purposes of performing the impairment test of goodwill as required by SFAS No. 142, we established the following reporting units: Television, Radio, Music and Internet. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS No. 142 also requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for broadcast licenses, other indefinite-lived intangible assets and goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2005 and concluded that it does not have an impairment loss related to these assets. In the future, the Company may incur impairment charges under SFAS No. 142 if market values decline and the Company does not achieve expected cash flow growth rates.

Below is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and estimated aggregate amortization expense for the years 2006 through 2011:

	As of March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$13,757	$6,943
Fonovisa contracts, primarily artist contracts	44,580	37,017	7,563
Disa contracts, primarily artist contracts	66,328	60,430	5,898
Broadcast agreement	9,892	2,515	7,377
Advertiser related intangible, primarily advertiser contracts	5,059	4,810	249
Other amortizable intangibles	5,266	2,401	2,865
Total	$151,825	$120,930	30,895
Intangible Assets Not Being Amortized
Broadcast licenses			4,279,760
Goodwill			2,265,620
Music trademarks			15,800
Other intangible assets			2,156
			6,563,336
Total Net Intangible Assets			$6,594,231

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

4. Goodwill and Other Intangible Assets (Continued)

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$13,498	$7,202
Fonovisa contracts, primarily artist contracts	44,580	36,193	8,387
Disa contracts, primarily artist contracts	66,328	59,444	6,884
Broadcast agreement	9,892	2,305	7,587
Advertiser related intangibles, primarily advertiser contracts	4,991	4,727	264
Other amortizable intangibles	5,262	2,137	3,125
Total	$151,753	$118,304	33,449
Intangible Assets Not Being Amortized
Broadcast licenses			4,220,180
Goodwill			2,231,238
Music trademarks			15,800
Other intangible assets			2,155
			6,469,373
Total Net Intangible Assets			$6,502,822

The Company has various intangible assets that are being amortized. The Nielsen contract is being amortized through December 2012, the Fonovisa contracts are being amortized through June 2012, the Disa contracts are being amortized through December 2011, the broadcast agreements are being amortized through January 2015, advertiser related intangibles are being amortized through June 2006 and other amortizable intangibles have various amortization periods. The Nielsen contract, broadcast agreement, advertiser related intangibles, and a majority of the other amortizable intangibles are being amortized on a straight-line basis. The Fonovisa and Disa contracts are being amortized based on a revenue allocation of the artist and songwriter contracts. The Company incurred amortization expense of $2,627,000 and $3,875,000 for the three months ended March 31, 2006 and 2005, respectively.

The changes in goodwill are as follows:

	Segments				Total
	Television	Radio	Music	Internet	Goodwill
	(In thousands)
Balance as of December 31, 2005	$448,706	$1,520,338	$262,194	$—	$2,231,238
Radio acquisitions	—	33,858	—	—	33,858
WLII acquisition	524	—	—	—	524
Balance as of March 31, 2006	$449,230	$1,554,196	$262,194	$—	$2,265,620

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

4. Goodwill and Other Intangible Assets (Continued)

Estimated Current Year Amortization Expense
For the year ended 12/31/06	$8,700
Estimated Amortization Expenses
For the year ended 12/31/07	$6,600
For the year ended 12/31/08	$5,000
For the year ended 12/31/09	$3,600
For the year ended 12/31/10	$3,000
For the year ended 12/31/11	$2,700

5. Investments and Variable Interest Entities

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all of its Entravision voting common stock for 36,926,600 shares of Class U common stock. The Entravision Class U common stock has limited voting rights and does not include the right to elect directors. Also, as part of the consent decree with the DOJ, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006, which we have complied with as noted below, and 10% by March 26, 2009.

The Company’s cost basis in its investment in Entravision stock is $7.12 per share. Entravision’s stock price on March 31, 2006 was $9.16 and on May 4, 2006 was $8.59. Any gain or loss on future transactions involving Entravision stock will be measured by comparing the cost basis of $7.12 per share to the fair value of the Entravision stock at the transaction date. The Company monitors the Entravision stock price, its operating results, the performance and outlook for the media sector in general and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision.

On January 1, 2006, the Company acquired radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for approximately $90 million. The Company paid for the acquisition with shares of Entravision common stock held by the Company.

On March 2, 2006, the Company and Entravision Communications Corporation completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate purchase price of $51.1 million, or $7.30 per share. This share repurchase transaction, coupled with the recent closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%. The Company recognized a gain on the repurchase transaction of approximately $1.3 million.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

5. Investments and Variable Interest Entities (Continued)

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

In addition, under the guidelines of FIN 46, since March 31, 2004, the Company was required to consolidate the assets, liabilities, and operating results of the Puerto Rico stations, WLII/WSUR, Inc., a Delaware corporation (“WLII”), which were wholly owned by Raycom Media, Inc. (“Raycom”). On June 30, 2005, the Company acquired Raycom’s ownership interest in WLII in Puerto Rico for approximately $190,000,000, excluding acquisition costs. The funds came primarily from the Company’s bank credit facility. WLII is now a wholly-owned subsidiary of the Company and is no longer a VIE.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

5. Investments and Variable Interest Entities (Continued)

The following represents the income statement and balance sheet information consolidated by the Company for Disa Records:

Three months ended March 31, 2006
Disa Records
(In thousands)
Net revenues	$18,183
Direct operating expenses (excluding depreciation and amortization)	10,033
Selling, general and administrative expenses (excluding depreciation and amortization)	4,046
Depreciation and amortization	1,245
Operating income	2,859
Noncontrolling interest of variable interest entity	1,532
Other income	(348)
Income before taxes	1,675
Provision for income taxes	143
Net income	$1,532

	Three months ended March 31, 2005
	Combined VIEs	Disa Records	WLII
	(In thousands)
Net revenues	$30,737	$20,344	$10,393
Direct operating expenses (excluding depreciation and amortization)	20,323	12,850	7,473
Selling, general and administrative expenses (excluding depreciation and amortization)	6,849	3,717	3,132
Depreciation and amortization	2,649	2,214	435
Operating income	916	1,563	(647)
Noncontrolling interest of variable interest entities	(907)	782	(1,689)
Other expense (income)	936	(106)	1,042
Income before taxes	887	887	—
Provision for income taxes	105	105	—
Net income	$782	$782	$—

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

5. Investments and Variable Interest Entities (Continued)

	Disa Records
	March 31, 2006	December 31, 2005
	(In thousands)
Cash and cash equivalents	$29,624	$36,246
Accounts receivable, net	3,933	3,133
Prepaid expenses and other	10,366	10,215
Property and equipment, net	687	948
Intangible assets, net	5,898	6,885
Goodwill	89,136	89,136
Total assets	$139,644	$146,563
Accrued liabilities	$28,664	$28,495
Noncontrolling interest of variable interest entity	54,417	57,889
Total stockholders’ equity	56,563	60,179
Total liabilities and stockholders’ equity	$139,644	$146,563

6. Cost Reduction Plan

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a before-tax charge of approximately $30.3 million in the fourth quarter of 2005. The plan was substantially completed during the fourth quarter of 2005 and the unpaid portion will primarily be paid in 2006. The unpaid portion of the cost reduction plan as of March 31, 2006 is as follows:

	Employee Terminations	Abandonment of Programming Costs	Other Costs	Total
	(In thousands)
Liability as of December 31, 2005	$9,783	$1,453	$73	$11,309
Cash paid in 2006	5,450	282	44	5,776
Liability as of March 31, 2006	$4,333	$1,171	$29	$5,533

7. Debt

On March 17, 2006, the Company entered into a new revolving credit facility with a syndicate of commercial lenders that will mature on March 17, 2011. This credit facility replaced the Company’s prior revolving credit facility, which it entered into on July 18, 2001. The aggregate amount of the commitments under the new revolving credit facility is $1 billion, which includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for borrowings by Univision of Puerto Rico Inc. Univision of Puerto Rico Inc. is jointly and severally liable for the obligations of the Company under the credit facility. The Company has the right, subject to certain customary conditions, and at the option of the Board of Directors, to effectuate an increase of up to $500 million in the aggregate amount of the commitments. No lender is obligated to participate in any such increase.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

7. Debt (Continued)

Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Bank of America or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.19% to 0.475% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 0.30% as of March 31, 2006. Interest is generally payable quarterly.

The credit agreement contains customary covenants, including restrictions on liens and financial covenants relating to interest coverage and leverage ratios. The credit agreement also restricts investments and cash dividends if a default exists or would result there from. Under the credit agreement, the Company is also limited in the amount of secured debt and subsidiary debt it can incur and in its ability to sell assets, engage in mergers, and engage in material lines of business substantially different from business generally considered to be in the media and communications industry.

8. Stockholders’ Equity

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

Changes in Common Stock and Paid-in-Capital

During the three months ended March 31, 2006, stock awards were exercised for 501,376 shares of Class A Common Stock resulting in an increase to common stock of $5,000 and an increase to paid-in-capital of $13,789,000, including $1,962,000, which is the tax benefit associated with the exercise of stock awards. Additionally, paid-in-capital increased by $1,458,000 related to share-based compensation, which includes an adjustment of $1,333,000 related to deferred compensation associated with the HBC acquisition that was reclassified to paid-in-capital as of January 1, 2006

9. Performance Award Plans

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

On January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Compensation.” This statement requires compensation expense relating to share-based payments to be recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

9. Performance Award Plans (Continued)

period. The Company elected the modified prospective method as prescribed in SFAS No. 123(R) and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006.

The Company granted 1,207,100 stock options and 818,400 restricted stock awards in January 2006 under the 2004 Performance Award Plan (the “Plan”). These awards vest 25% each year over a four year vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows:

March 31, 2006
(In thousands, except per share data)
Income from continuing operations before income taxes	$2,791
Net income	$1,675
Basic earnings per share	$0.01
Diluted earnings per share	$0.01

For the three months ended March 31, 2006, share-based compensation is net of a pre-tax adjustment of $33,579 recorded in the first quarter of 2006 for estimated forfeitures. The forfeitures related to the restricted stock awards and the stock option awards were $26,961 and $6,618, respectively. Total compensation cost related to nonvested awards not yet recognized at March 31, 2006 is approximately $43,000,000 and the weighted period over which it is expected to be recognized is approximately 3.6 years.

Prior to January 1, 2006, the Company accounted for share-based employee compensation under the provisions of SFAS No. 123 using the intrinsic value method prescribed by APB No. 25 and related interpretations. Under the intrinsic value method, no compensation expense was recognized for stock options, as the exercise price of employee stock options equaled the market value of the Company’s stock on the date of grant. The following pro-forma net income and earnings per share information has been determined as if the Company had accounted for its share-based compensation awards issued using the fair value method.

March 31, 2005
(In thousands, except per share data)
Net income—as reported	$44,478
Share-based compensation expense, net of tax—actual	320
Share-based employee compensation, net of tax—pro forma	(10,082)
Net income—pro forma	$34,716
Basic earnings per share—as reported	$0.14
Basic earnings per share—pro forma	$0.11
Diluted earnings per share—as reported	$0.13
Diluted earnings per share—pro forma	$0.10

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

9. Performance Award Plans (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2006 and 2005, respectively: dividend yield of 0%, expected volatility of 29.29% and 46.12%, risk-free interest rate of 4.31% and 3.95% and expected life of approximately six years. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life.

In years prior to 2006, historical volatility was used to estimate the expected volatility of the share price, whereas in 2006 implied volatility is used. Management feels the implied volatility factor reflects the market’s expectations of future volatility. Market prices of traded options and shares were analyzed around the time of the 2006 stock option grant along with the analysis of other factors to estimate the expected volatility of the stock options granted in 2006.

Restricted stock units vest 25% on each of the first, second, third and fourth anniversaries of the award date. The fair value of all time vested restricted units is based on the market value of the Company’s stock on the date of grant. The restricted stock awards granted on January 13, 2006 had a fair value of $31.59 per share.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

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

	Three Months Ended March 31,
	2006	2005
	(In thousands, except share and per share data)
Numerator:
Net income	$53,903	$44,478
Denominator:
Denominator for basic earnings per share	305,172,563	323,403,395
Effect of dilutive securities:
Warrants	27,412,762	27,407,536
Stock awards	4,875,098	1,906,410
Denominator for diluted earnings per share	337,460,423	352,717,341
Net income per share:
Basic	$0.18	$0.14
Diluted	$0.16	$0.13

Warrants and stock awards, which were excluded from the computation of diluted earnings per share due to their antidilutive effect, amounted to 27,302,785 and 28,713,725 shares for the three months ended March 31, 2006 and 2005, respectively.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

11. Business Segments

The Company’s principal business segment is television, which includes the operations of the Company’s Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations and the variable interest entity, WLII, which was acquired by the Company on June 30, 2005. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company’s corporate expenses are included in its television segment. Presented below is segment information pertaining to the Company’s television, radio, music and Internet businesses:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net revenue:
Television	$323,149	$294,207
Radio	72,549	71,473
Music	47,165	62,215
Internet	6,923	5,124
Consolidated	449,786	433,019
Direct expenses (excluding depreciation and amortization):
Television	128,892	127,521
Radio	18,093	16,743
Music	27,474	37,614
Internet	3,340	3,006
Consolidated	177,799	184,884
Selling, general and administrative expenses (excluding depreciation and amortization):
Television	86,006	80,203
Radio	39,185	35,816
Music	15,389	12,580
Internet	3,448	3,181
Consolidated	144,028	131,780
Operating income (loss) before depreciation and amortization:
Television	108,251	86,483
Radio	15,271	18,914
Music	4,302	12,021
Internet	135	(1,063)
Consolidated	127,959	116,355
Depreciation and amortization:
Television	17,176	16,335
Radio	2,876	3,185
Music	2,408	3,902
Internet	503	422
Consolidated	22,963	23,844

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

11. Business Segments (Continued)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Operating income (loss):
Television	91,075	70,148
Radio	12,395	15,729
Music	1,894	8,119
Internet	(368)	(1,485)
Consolidated	$104,996	$92,511
Capital Expenditures:
Television	$15,379	$13,653
Radio	4,225	2,285
Music	43	108
Internet	316	750
Consolidated	$19,963	$16,796

	March 31	December 31,
	2006	2005
Total assets:
Television	$3,285,269	$3,447,159
Radio	4,384,700	4,299,197
Music	374,076	371,030
Internet	11,096	10,950
Consolidated	$8,055,141	$8,128,336

Reconciliation of Operating Income before Depreciation and Amortization to Net Income

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, for the three months ended March 31, 2006 and 2005:

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)

11. Business Segments (Continued)

	Three Months Ended
	March 31,
	2006	2005
	(In thoursands)
Operating income before depreciation and amortization	$127,959	$116,355
Depreciation and amortization	22,963	23,844
Operating income	104,996	92,511
Other expense (income):
Interest expense, net	24,269	19,348
Amortization of deferred financing costs	839	828
Gain on sale of Entravision stock	(1,260)	—
Stock dividend	(453)	(453)
Equity income in unconsolidated subsidiaries and other	(632)	(11)
Noncontrolling interest in variable interest entities	1,532	(907)
Provision for income taxes	26,798	29,228
Net income	$53,903	$44,478

Part I, Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Univision Communications Inc., together with its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), operates in four business segments:

•       Television: The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations and the Galavisión cable television network. For the three months ended March 31, 2006, the television segment accounted for approximately 72% of the Company’s net revenues.

•                    Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. The Company has owned Univision Radio since the Company acquired Hispanic Broadcasting Corporation in September 2003. For the three months ended March 31, 2006, the radio segment accounted for approximately 16% of the Company’s net revenues.

•                    Music: The Company’s music recording and music publishing business, launched in April 2001, includes the Univision Records label, the Fonovisa Records label, SGZ Records label, La Calle label and Disa Records, which the Company began to consolidate on March 31, 2004. See “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities.” For the three months ended March 31, 2006, the music segment accounted for approximately 11% of the Company’s net revenues.

•                    Internet: Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the three months ended March 31, 2006, the Internet segment accounted for approximately 1% of the Company’s net revenues.

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

Direct operating expenses consist primarily of programming, license fees, news and technical costs. License fees related to our program license agreements (the “Program License Agreements”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”) accounted for approximately 14% and 12% for the three months ended March 31, 2006 and 2005, respectively, of our total direct operating and selling, general and administrative expenses.

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the current workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30.3 million in the fourth quarter of 2005. The plan was substantially completed during the fourth quarter of 2005. At December 31, 2005, and March 31, 2006, the Company had liabilities related to the cost reduction plan of approximately $11.3 and $5.5 million, respectively.

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all of its Entravision voting common stock for 36,926,600 shares of Class U common stock. The Entravision Class U common stock has limited voting rights and does not include the right to elect directors. Also, as part of the consent decree with the DOJ, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006, which we have complied with as noted below, and 10% by March 26, 2009.

The Company’s cost basis in its investment in Entravision stock is $7.12 per share. Entravision’s stock price on March 31, 2006 was $9.16 and on May 4, 2006 was $8.59. Any gain or loss on future transactions involving Entravision stock will be measured by comparing the cost basis of $7.12 per share to the fair value of the Entravision stock at the transaction date. The Company monitors the Entravision stock price, its operating results, the performance and outlook for the media sector in general and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision.

On January 1, 2006, the Company acquired radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for approximately $90 million. The Company paid for the acquisition with shares of Entravision common stock held by the Company.

On March 2, 2006, the Company and Entravision Communications Corporation completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate purchase price of $51.1 million, or $7.30 per share. This share repurchase transaction, coupled with the recent closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%. The Company recognized a gain on the repurchase transaction of approximately $1.3 million.

On March 17, 2006, the Company entered into a new revolving credit facility with a syndicate of commercial lenders that will mature on March 17, 2011. This credit facility replaced the Company’s prior revolving credit facility, which it entered into on July 18, 2001. The aggregate amount of the commitments under the new revolving credit facility is $1 billion, which includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for borrowings by Univision of Puerto Rico Inc. Univision of Puerto Rico Inc. is jointly and severally liable for the obligations of the Company under the credit facility. The Company has the right, subject to certain customary conditions, and at the option of the Board of Directors, to effectuate an increase of up to $500 million in the aggregate amount of the commitments. No lender is obligated to participate in any such increase. See “Notes to Condensed Consolidated Financial Statements—7. Debt.”

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

Until December 26, 2005, Univision Network and TeleFutura Network solely subscribed to Nielsen Media Research’s National Hispanic Television Index (NHTI), which measures only Hispanics audiences. During the first quarter of 2006, Univision Network and TeleFutura Network ratings also became available on Nielsen’s national ratings service, Nielsen Television Index (NTI), which provides television ratings for all of the major U.S. networks. NTI is based on the National People Meter sample which is comprised of approximately 10,000 households and is subscribed to by broadcast networks, cable networks, syndicators, advertisers and advertising agencies nationwide. Both Univision Network and TeleFutura Network will maintain its subscription to NHTI until September 2007 when the National People Meter sample will become the sole sample for both English-language media and Spanish-language media.

On November 1, 2005, the Board of Directors approved the repurchase of $500 million of its outstanding Class A Common Stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006. No shares have been repurchased pursuant to the November plan.

On April 10, 2006, Coconut Palm Acquisition Corp. (“CPAC”) announced that it had entered into an Agreement and Plan of Merger with Equity Broadcasting Corporation (“EBC”). At March 31, 2006, the Company has an investment in EBC of approximately $37 million. Upon completion of the acquisition, EBC will merge with and into CPAC, with CPAC remaining as the surviving corporation. Following closing of the acquisition, CPAC will seek to change its name to Equity Media Group to reflect its new status as a diversified media services company serving Spanish-language markets and apply for listing on the NASDAQ Stock Market.

Under terms of the Agreement and Plan of Merger, the Company expects to fully realize its investment in EBC. Consideration to be received will include cash of $20 million and other consideration with an estimated value in excess of $17 million.

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. In June 2005, the Company paid Televisa the $1.5 million under protest. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa and certainly not in material breach. Univision intends to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017. On March 15, 2006, the Company made a payment, under protest, of approximately $6 million related to the Televisa litigation. The Company will seek recovery of this amount via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the Filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new proposed Complaint raises the same allegations of material breach contained in Televisa’s January 31 answer to the Company’s counterclaims and in its February 16 notice of purported material breaches. Among other claims, the new proposed Complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA. The Company has not yet responded to this proposed new pleading. We intend to defend the litigation and pursue our counterclaims vigorously.

Critical Accounting Policies

Program Costs for Television Broadcast

Program costs pursuant to the Program License Agreements are expensed monthly by the Company as a license fee, which is based principally on a percentage of the Company’s television combined net time sales, as defined in the PLA. All other costs incurred in connection with the production of or purchase of rights to programs that are ready, available and to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operating expense as the programs are broadcast. In the case of multi-year sports contracts, program costs are charged to operating expense based on the flow-of-income method over the term of the contract.

Revenue Recognition

Net revenues are comprised of gross revenues from the Company’s television and radio broadcast, cable, music and Internet businesses, including subscriber fees, commission income payable to the Company by the affiliated stations, less agency commissions, music license fees paid by television and radio and compensation costs paid to certain affiliates. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The music business, which includes Univision Music Group and Disa, recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as “impressions” are delivered and sponsorship revenues are recognized ratably over their contract period. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s online properties. Revenues are recognized when collection of the resulting receivable is reasonably assured.

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

Share-based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement (“FASB”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values (i.e., footnote disclosure is no longer an alternative to financial statement recognition). Prior to the adoption of SFAS No. 123R, the Company accounted for employee stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations.

As prescribed in SFAS No. 123(R), the Company elected the modified prospective method for reporting purposes and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006.

In years prior to 2006, historical volatility was used to estimate the expected volatility of the share price, whereas in 2006 implied volatility is used. Management feels the implied volatility factor reflects the market’s expectations of future volatility. Market prices of traded options and shares were analyzed around the time of the 2006 stock option grant along with the analysis of other factors to estimate the expected volatility of the stock options granted in 2006.

The Company granted 1,207,100 stock options and 818,400 restricted stock awards in January 2006 under the 2004 Performance Award Plan (the “Plan”). These awards vest 25% each year over a four year vesting period. Total compensation cost related to nonvested awards not yet recognized at March 31, 2006 is approximately $43,000,000 and the weighted period over which it is expected to be recognized is approximately 3.6 years.

Overview

In comparing our results of operations for the three months ended March 31, 2006 (“2006”) with those ended March 31, 2005 (“2005”), the following should be noted:

•       On January 1, 2006, the Company adopted SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values (i.e., footnote disclosure is no longer an alternative to financial statement recognition). Prior to the adoption of SFAS No. 123R, the Company accounted for employee share-based compensation using the intrinsic-value method prescribed in APB No. 25. The Company’s direct operating expenses include share-based compensation costs related to SFAS No. 123(R) of $325,000 for the three months ended March 31, 2006. The Company’s selling, general and administrative expenses include share-based compensation costs related to SFAS No. 123(R) of $2,466,000 for the three months ended March 31, 2006. See “Notes to Condensed Consolidated Financial Statements—7. Stockholders’ Equity “

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenues.   Net revenues were $449,786,000 in 2006 compared to $433,019,000 in 2005, an increase of $16,767,000 or 3.9%. The Company’s television segment revenues were $323,149,000 in 2006 compared to $294,207,000 in 2005, an increase of $28,942,000 or 9.8%. The growth was attributable to the Company’s three television networks, resulting primarily from an increase in advertising revenue and increased subscriber fees, which include a favorable adjustment of $5,866,000 related to programming services provided to a cable operator, which was not previously recognized. The owned-and-operated stations also had increased revenues attributable primarily to the Puerto Rico, Phoenix, New York, Dallas and Sacramento markets. The Company’s radio segment had revenues of $72,549,000 in 2006 compared to $71,473,000 in 2005, an increase of $1,076,000 or 1.5%. The growth was attributable primarily to the stations in the Los Angeles, Phoenix, Chicago, San Antonio, and Puerto Rico markets. The Company’s music segment generated revenues of $47,165,000 in 2006 compared to $62,215,000 in 2005, a decrease of $15,050,000 or 24.2%. The decrease in the music segment is due primarily to the timing of several successful album releases in 2005. The Company’s Internet segment had revenues of $6,923,000 in 2006 compared to $5,124,000 in 2005, an increase of $1,799,000 or 35.1%, primarily related to an increase in advertisers.

Expenses.   Direct operating expenses decreased to $177,799,000 in 2006 from $184,884,000 in 2005, a decrease of $7,085,000 or 3.8%. The Company’s television segment direct operating expenses were $128,892,000 in 2006 compared to $127,521,000 in 2005, an increase of $1,371,000 or 1.1%. The increase is due to increased license fee expense of $8,301,000 paid under our Program License Agreements offset by a decrease in programming costs of $6,918,000 and other costs of $12,000. The decrease in the Company’s programming costs were due primarily to the benefits resulting from the Company’s cost reduction plan implemented in the fourth quarter of 2005. The Company’s radio segment had direct operating expenses of $18,093,000 in 2006 compared to $16,743,000 in 2005, an increase of $1,350,000 or 8.1%. The increase is due to increased programming costs of $1,321,000 and technical cost of $29,000. The Company’s music segment’s direct operating expenses were $27,474,000 in 2006 compared to $37,614,000 in 2005, a decrease of $10,140,000 or 27%. The decrease was attributable to decreased production costs resulting from lower sales. The Company’s Internet segment had direct operating expenses of $3,340,000 in 2006 compared to $3,006,000 in 2005, an increase of $334,000 or 11.1%. The Company’s direct operating expenses include share-based compensation costs of $325,000. As a percentage of net revenues, the Company’s direct operating expenses decreased from 42.7% in 2005 to 39.5% in 2006.

Selling, general and administrative expenses increased to $144,028,000 in 2006 from $131,780,000 in 2005, an increase of $12,248,000 or 9.3%. The Company’s television segment selling, general and administrative expenses were $86,006,000 in 2006 compared to $80,203,000 in 2005, an increase of $5,803,000 or 7.2%. The increase is due in part to increased research cost of $2,916,000, increased general and administrative compensation costs of $1,879,000, share-based compensation costs in general and administrative expenses of $1,182,000, Televisa litigation costs of $1,412,000 and strategic alternative costs of $836,000 offset by a decrease in selling costs of $797,000. The Company’s radio segment had selling, general and administrative expenses of $39,185,000 in 2006 compared to $35,816,000 in 2005, an increase of $3,369,000 or 9.4%. The increase is due in part to an increase in bad debt expense of $2,392,000, share-based compensation costs in general and administrative expenses of $346,000 offset by a decrease in selling cost of $718,000. The Company’s music segment had selling, general and administrative expenses of $15,389,000 in 2006 compared to $12,580,000 in 2005, an increase of $2,809,000. The increase is due primarily to an increase in promotional and marketing costs of $1,846,000. The Company’s Internet segment had selling, general and administrative expenses of $3,448,000 in 2006 compared to $3,181,000 in 2005, an increase of $267,000. The Company’s selling, general and administrative expenses include share-based compensation costs of $2,466,000. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased from 30.4% in 2005 to 32% in 2006.

Depreciation and amortization.   Depreciation and amortization decreased to $22,963,000 in 2006 from $23,844,000 in 2005, a decrease of $881,000 or 3.7%. The Company’s depreciation expense increased to $20,336,000 in 2006 from $19,969,000 in 2005, an increase of $367,000 primarily related to increased capital expenditures. The Company had amortization of intangible assets of $2,627,000 and $3,875,000 in 2006 and 2005, respectively, a decrease of $1,248,000, which is due primarily to a reduction of music intangible assets being amortized, primarily artist contracts. Depreciation and amortization expense for the television segment increased by $841,000 to $17,176,000 in 2006 from $16,335,000 in 2005 due to increased depreciation expense of $631,000 and amortization expense of $210,000. Depreciation and amortization expense for the radio segment decreased by $309,000 to $2,876,000 in 2006 from $3,185,000 in 2005 due to a decrease in depreciation expense of $517,000 and offset by an increase in amortization of intangibles of $208,000. Depreciation and amortization expense for the music segment decreased by $1,494,000 to $2,408,000 in 2006 from $3,902,000 in 2005, related primarily to a reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years, but most were fully amortized by the end of 2005. Depreciation and amortization expense for the Internet segment increased by $81,000 to $503,000 in 2006 from $422,000 in 2005, which was related to an increase in depreciation expense.

Operating income.   As a result of the above factors, operating income increased to $104,996,000 in 2006 from $92,511,000 in 2005, an increase of $12,485,000 or 13.5%. The Company’s television segment had operating income of $91,075,000 in 2006 and $70,148,000 in 2005, an increase of $20,927,000 or 29.8%. The Company’s radio segment had operating income of $12,395,000 in 2006 compared to $15,729,000 in 2005, a decrease of $3,334,000 or 21.2%. The Company’s music segment had operating income of

$1,894,000 in 2006 compared to $8,119,000 in 2005, a decrease of $6,225,000. The Company’s Internet segment had an operating loss of $368,000 in 2006 compared to a loss of $1,485,000 in 2005, an improvement of $1,117,000. As a percentage of net revenues, the Company’s operating income increased from 21.4% in 2005 to 23.3% in 2006.

Interest expense, net.   Interest expense increased to $24,269,000 in 2006 from $19,348,000 in 2005, an increase of $4,921,000 or 25.4%. The increase is due to higher interest rates and borrowings from the revolving credit facility to fund the stock repurchase plan and the acquisition of WLII in 2005.

Stock dividend.   Equity Broadcasting Corporation stock dividend income was $453,000 in 2006 and 2005. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. See “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

Equity income in unconsolidated subsidiaries and other.   Equity income in unconsolidated subsidiaries and other improved by $621,000 to income of $632,000 in 2006 from income of $11,000 in 2005, due primarily to higher income related to the Company’s equity method investments.

Gain on sale of Entravision stock.   On March 2, 2006, the Company and Entravision Communications Corporation completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate purchase price of $51.1 million, or $7.30 per share. The Company recognized a gain on the repurchase transaction of approximately $1,260,000 in the first quarter of 2006. This share repurchase transaction, coupled with the recent closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%.

Noncontrolling interest in variable interest entities.   Under the guidelines of FIN 46, the Company is required to consolidate the operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family. Consequently, the Company recorded a noncontrolling interest loss of $1,532,000 in 2006, related to the Chavez family’s 50% ownership of Disa. The Company consolidated WLII for the six months ended June 30, 2005 when it was owned 100% by Raycom. On June 30, 2005, the Company acquired WLII for approximately $190,000,000, excluding acquisition costs. In 2005, the Company recorded noncontrolling interest income of $907,000 related to its variable interest entities. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. WLII’s net income has no impact on our net income through June 30, 2005 since Raycom owned 100% of WLII.

Provision for income taxes.   In 2006, the Company reported an income tax provision of $26,798,000, representing $12,290,000 of current tax expense and $14,508,000 of deferred tax expense. In, 2005, the Company reported an income tax provision of $29,228,000, representing $18,420,000 of current tax expense and $10,808,000 of deferred tax expense. The total effective tax rate was 33.2% in 2006 and 39.7% in 2005. The Company’s effective tax rate of 33.2% for 2006 is lower than the 39.7% for 2005 due primarily to a tax benefit recorded in the first quarter of 2006 of $5,697,000, resulting from the resolution of various federal and state income tax audits.

Net income.   As a result of the above factors, the Company reported net income in 2006 of $53,903,000 compared to net income of $44,478,000 in 2005, an increase of $9,425,000 or 21.2%. As a percentage of net revenues, the Company’s net income increased from 10.3% in 2005 to 12% in 2006.

Operating income before depreciation and amortization.   Operating income before depreciation and amortization increased to $127,959,000 in 2006 from $116,355,000 in 2005, an increase of $11,604,000 or 10%. As a percentage of net revenues, the Company’s operating income before depreciation and amortization increased from 26.9% in 2005 to 28.4% in 2006.

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
	(In thousands)
Operating income before depreciation and amortization	$127,959	$116,355
Depreciation and amortization	22,963	23,844
Operating income	104,996	92,511
Other expense (income):
Interest expense, net	24,269	19,348
Amortization of deferred financing costs	839	828
Gain on sale of Entravision stock	(1,260)	—
Stock dividend	(453)	(453)
Equity income in unconsolidated subsidiaries and other	(632)	(11)
Noncontrolling interest in variable interest entities	1,532	(907)
Provision for income taxes	26,798	29,228
Net income	$53,903	$44,478

	Three Months Ended March 31, 2006
	Consolidated	Television	Radio	Music	Internet
	(In thousands)
Operating income before depreciation and amortization	$127,959	$108,251	$15,271	$4,302	$135
Depreciation and amortization	22,963	17,176	2,876	2,408	503
Operating income (loss)	$104,996	$91,075	$12,395	$1,894	$(368)

	Three Months Ended March 31, 2005
	Consolidated	Television	Radio	Music	Internet
	(In thousands)
Operating income (loss) before depreciation and amortization	$116,355	$86,483	$18,914	$12,021	$(1,063)
Depreciation and amortization	23,844	16,335	3,185	3,902	422
Operating income (loss)	$92,511	$70,148	$15,729	$8,119	$(1,485)

Liquidity and Capital Resources

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service, capital expenditures and operations historically have been, and we expect will continue to be, provided by funds from operations and by borrowings.

Cash and cash equivalents were $103,169,000 at March 31, 2006, and $99,400,000 at December 31, 2005. The increase of $3,769,000 was attributable to net cash provided from operating activities of $104,920,000 and proceeds from the sale of Entravision stock of $51,100,000 offset by net bank repayments of $127,138,000, capital expenditures of $19,963,000 and other uses of funds of $5,150,000. Cash and cash equivalents related to Disa are $29,624,000 and $36,246,000 at March 31, 2006 and at December 31, 2005, respectively.

Capital Expenditures

Capital expenditures totaled $19,963,000 for the three months ended March 31, 2006. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. In 2006, the Company plans on spending a total of approximately $105,000,000, which consists of $23,000,000 for station facilities in Houston and Puerto Rico; $16,000,000 for Univision Network upgrades and facilities expansion; $6,000,000 primarily for radio station facility upgrades; $5,000,000 for TeleFutura Network upgrades and facilities expansion; and approximately $55,000,000 primarily for normal capital improvements.

Stock Purchase Plan

On November 1, 2005, the Company’s Board of Directors approved the repurchase of an additional $500 million of its outstanding Class A Common Stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006. No shares were repurchased under this plan in the first quarter of 2006.

Debt Instruments

The Company’s 7.85% senior notes due 2011 have a face value of $500,000,000 and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year. The 7.85% senior notes due 2011 with a face value of $500,000,000 have a book value of $497,098,000 and a fair value of approximately $542,300,000 at March 31, 2006.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. These senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. As part of the $700,000,000 note transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At March 31, 2006, the Company had a swap liability with a fair value of $16,151,000 reported in other long-term liabilities related to this transaction. The $700,000,000 senior notes are carried at fair value at March 31, 2006.

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

On March 17, 2006, the Company entered into a new revolving credit facility that will mature on March 17, 2011 with a syndicate of commercial lenders. This credit facility replaced the Company’s prior revolving credit facility, which it entered into on July 18, 2001. The aggregate amount of the commitments under the new revolving credit facility is $1 billion, which includes a $100 million sublimit for the issuance of standby letters of credit. The Company has the right, subject to certain customary conditions, and at the option of the Company’s Board of Directors, to effectuate an increase of up to $500 million in the aggregate amount of the commitments. No lender is obligated to participate in any such increase. At March 31, 2006, the Company had bank borrowings outstanding under its revolving credit facility of $188,000,000 resulting primarily from the Company’s repurchases of its Class A Common Stock. The Company has approximately $57,000,000 of letters of credit outstanding under the credit facility, which primarily includes $49,000,000 related to the FIFA World Cup Agreement.

Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Bank of America or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.19% to 0.475% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 0.30% as of March 31, 2006. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the three months ended March 31, 2006, the Company’s effective interest rate, excluding deferred financing costs, on its bank debt and senior notes was approximately 6.38%.

The credit agreement contains customary covenants, including restrictions on liens and financial covenants relating to interest coverage and leverage ratios. The credit agreement also restricts investments and cash dividends if a default exists or would result there from. Under the credit agreement, the Company is also limited in the amount of secured debt and subsidiary debt it can incur and in its ability to sell assets, engage in mergers and engage in material lines of business substantially different from business generally considered to be in the media and communications industry. At March 31, 2006, the Company was in compliance with its financial covenants.

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

The Company continues to explore acquisition opportunities to complement and capitalize on its existing business and management. The purchase price for any future acquisitions may be paid with

(a) cash derived from operating cash flow, (b) proceeds available under bank facilities, (c) proceeds from future debt or equity offerings, or (d) any combination thereof.

Contractual Obligations & Other Pending Transactions

The Company is party to a lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2007. The term of the lease is 50 years. The sum of the lease payments will be approximately $74,000,000 over 50 years.

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

Diara Inc., which is wholly-owned by José Behar, President and Chief Executive Officer of Univision Music Group, has a put right and the Company has a call right that would require the Company to purchase a portion of Diara’s interest in Univision Music LLC in 2006 at an amount capped at $8 million. In 2009, Diara has a put right and the Company has a call right that would require the Company to purchase the remainder of Diara’s interest in Unvision Music LLC. At March 31, 2006 the Company has a total of $13,254,000 accrued related to these rights.

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the current workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30.3 million in the fourth quarter of 2005. The plan was substantially completed during the fourth quarter of 2005. At December 31, 2005, and March 31, 2006, the Company had liabilities related to the cost reduction plan of approximately $11.3 and of $5.5 million, respectively.

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

In August 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150,000,000 are due over the term of the agreement. Payments of $66 million will be made in 2006 related to these rights.

As the Company makes each payment, the next scheduled payment under the contract will be supported by a letter of credit. In addition to these payments and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The rights fees are being amortized over the 2002/2006 World Cups and other interim FIFA events based on the flow-of-income method. Under the flow-of-income method, the costs for the 2006 World Cup games, excluding advertising, promotion and broadcast costs, will be approximately $100,000,000 for the rights fees.

The funds for any payments discussed above are expected to come from cash from operations and/or borrowings from the Company’s revolving credit facility.

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all of its Entravision voting common stock for 36,926,600 shares of Class U common stock. The Entravision Class U common stock has limited voting rights and does not include the right to elect directors. Also, as part of the consent decree with the DOJ, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006, which we have complied with as noted below, and 10% by March 26, 2009.

The Company’s cost basis in its investment in Entravision stock is $7.12 per share. Entravision’s stock price on March 31, 2006 was $9.16 and on May 4, 2006 was $8.59. Any gain or loss on future transactions involving Entravision stock will be measured by comparing the cost basis of $7.12 per share to the fair value of the Entravision stock at the transaction date. The Company monitors the Entravision stock price, its operating results, the performance and outlook for the media sector in general and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision.

On January 1, 2006, the Company acquired radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for approximately $90 million. The Company paid for the acquisition with shares of Entravision common stock held by the Company.

On March 2, 2006, the Company and Entravision Communications Corporation completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate purchase price of $51.1 million, or $7.30 per share. This share repurchase transaction, coupled with the recent closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%. The Company recognized a gain on the repurchase transaction of approximately $1.3 million.

Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations listed below, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank credit facility will be adequate to meet liquidity needs in the near and foreseeable future.

Below is a summary of the Company’s major contractual payment obligations as of March 31, 2006:

Major Contractual Obligations
As of March 31, 2006

	Payments Due By Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Senior notes principal	$250,000	$200,000	$250,000	$—	$—	$500,000	$1,200,000
Senior notes interest-fixed	19,625	39,250	39,250	39,250	39,250	39,250	215,875
Senior notes interest-variable(a)	35,156	22,880	12,739	—	—	—	70,775
Estimated bank debt interest(b)	2,779	—	—	—	—	—	2,779
Bank debt	—	—	—	—	—	188,000	188,000
Operating leases	24,764	34,466	32,912	29,364	27,166	141,759	290,431
Capital leases	5,501	7,260	7,260	7,260	7,260	37,153	71,694
Puerto Rico building lease	—	—	1,017	1,017	1,017	70,931	73,982
Spanish programming(c)	94,993	48,302	38,749	43,616	87,034	170,675	483,369
English programming(d)	1,816	1,662	1,395	1,351	223	—	6,447
Nielsen(e)	31,238	35,972	26,157	20,079	21,028	26,115	160,589
Music license fees	13,365	11,681	8,427	5,227	—	—	38,700
Other	2,526	3,094	3,125	2,118	1,443	5,363	17,669
	$481,763	$404,567	$421,031	$149,282	$184,421	$1,179,246	$2,820,310

(a)           Interest expense is based on the LIBOR rate at March 31, 2006.

(b)   Interest expense related to the bank debt outstanding at March 31, 2006.

(c)           Amounts exclude the license fees that will be paid in accordance with the Program License Agreement, which is based primarily on 15% of Combined Net Time Sales. Amounts include broadcast rights’ costs for the 2006, 2010, and 2014 World Cup and other FIFA events.

(d)          Programming costs relates to the USA Broadcasting acquisition in 2001.

(e)           In the first quarter of 2006, Univision Network and TeleFutura Network became available on Nielsen’s national ratings service, Nielsen Television Index (NTI), which provides television ratings for all of the major U.S. networks. The total cost associated with these subscriptions is approximately $5,000,000, with payments ending in August 2007. The Company has other agreements with Nielsen, one of which expires in 2006.

Below are items not included in the summary table above:

The Company has a contractual obligation to fund its TuTV joint venture up to $20,000,000 through June 30, 2006. During the three months ended March 31, 2006, the Company did not fund the joint venture and does not anticipate any additional funding in 2006.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include: cancellation or reductions in advertising; failure of our new or existing businesses to produce projected revenues or cash flow; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the FCC; a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; unanticipated interruption in our broadcasting for any reason, including acts of terrorism; write downs of the carrying value of assets due to impairment; and a failure to achieve profitability, growth or anticipated cash flows from acquisitions. Actual results may differ materially due to these risks and uncertainties and those described in the Company’s filings with the Securities and Exchange Commission.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company’s overall interest rate exposure on its fixed-to-float interest rate swap on its senior notes of $700,000,000 and its bank loans outstanding of $188,000,000 at March 31, 2006, a change of 10% in interest rates would have an impact of approximately $4,500,000 on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700,000,000. The Company’s 2.875%, 3.5% and 3.875% senior notes have a face value of $250,000,000, $200,000,000 and $250,000,000, respectively. We received net proceeds of $694,526,000 from the issuance of these senior notes, which pay simple interest on April 15 and October 15 of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At March 31, 2006, the Company had a swap liability of $16,151,000 reported in other long-term liabilities related to this transaction.

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

Item 4.                        Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of March 31, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.                        Legal Proceedings

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. In June 2005, the Company paid Televisa the $1.5 million under protest. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa and certainly not in material breach. Univision intends to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017. On March 15, 2006, the Company made a payment, under protest, of approximately $6 million related to the Televisa litigation. The Company will seek recovery of this amount via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the Filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new proposed Complaint raises the same allegations of material breach contained in Televisa’s January 31 answer to the Company’s counterclaims and in its February 16 notice of purported material breaches. Among other claims, the new proposed Complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA. The Company has not yet responded to this proposed new pleading. We intend to defend the litigation and pursue our counterclaims vigorously.

Item 1A.                Risk Factors

There have been no material changes in the discussion pertaining to the risk factors that was provided in the December 31, 2005 Annual Report on Form 10-K.

Item 2.                        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

A summary of the Company’s purchases of its Class A Common Stock during the three months ended March 31, 2006 under its $500,000,000 stock repurchase plan authorized by its Board of Directors on November 1, 2005 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2006	—	—	—
February 1 - 28, 2006	—	—	—
March 1 - 31, 2006	—	—	—
Total	—	—	—	$500,000,000

Item 6.                        Exhibits

Exhibit Number		Description
2.1	(9)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among UnivisionCommunications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
3.1	(8)	Restated Certificate of Incorporation of the Company
3.2	(11)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3	(17)	Amended and Restated Bylaws of the Company
4.1	(2)	Form of specimen stock certificate
4.2	(6)	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee
4.3	(6)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee
4.4	(12)	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011
4.5	(13)	Form of Officer’s Certificate for the Company’s 2006, 2007, and 2008 Senior Notes
4.6	(13)	Form of Supplemental Indenture for the Company’s Senior Notes Due 2006, 2007, and 2008
4.7	(13)	Form of 2.875% Senior Notes Due 2006
4.8	(13)	Form of Guarantee to Senior Notes Due 2006
4.9	(13)	Form of 3.500% Senior Notes Due 2007
4.10	(13)	Form of Guarantee to Senior Notes Due 2007
4.11	(13)	Form of 3.875% Senior Notes Due 2008
4.12	(13)	Form of Guarantee to Senior Notes Due 2008
10.1	(14)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.2.1	(2)	Registration Rights Agreement dated as of October 2, 1996
10.2.2	(10)	Registration Rights Agreement dated September 22, 2003 by and between the Company and members of the Tichenor family
10.3.1	(4)	1996 Performance Award Plan
10.3.2	(15)	2004 Performance Award Plan
10.3.3	(18)	Form of employee restricted stock unit agreement
10.3.4	(18)	Form of director stock option agreement
10.3.5	(18)	Form of employee stock option agreement form
10.3.6	(18)	Summary of director compensation
10.4.1	(7)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company

10.4.2	(7)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5	(2)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.6	(7)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1	(2)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2	(7)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3	(7)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.4	(7)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.5	(7)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.6	(11)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002
10.8	(19)

Credit Agreement dated as of March 17, 2006 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Bank of America, N.A., as Administrative Agent, and Citigroup Global Markets, Inc., as Syndication Agent

10.10	(10)	Voting Agreement dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.12.1	(1)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.12.2	(16)	Amendment to Employment Agreement effective as of December 31, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.12.3	(18)	Amendment to Employment Agreement effective as of December 31, 2005 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.1	(7)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson
10.13.2	(16)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Andrew Hobson
10.13.3	(18)	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and Andrew Hobson
10.14.1	(5)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.14.2	(16)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and C. Douglas Kranwinkle
10.14.3	(18)	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and C. Douglas Kranwinkle

10.16.1	(16)	Employment Agreement dated as of July 1, 2004 between the Univision Communications Inc. and Robert V. Cahill
10.16.2	(16)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Robert V. Cahill
10.16.3	(18)	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and Robert V. Cahill
10.17	(3)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.1	(7)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.2	(7)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.3	(7)	Second Amendment dated January 28, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.4	(7)	Third Amendment dated February 27, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.5	(7)	Fourth Amendment dated March 7, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
31.1		Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)          Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-1 (File No. 333-6309)

(2)          Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 1996

(3)          Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 1999

(4)          Previously filed as an exhibit to Univision Communications Inc.’s Definitive Proxy Statement dated March 30, 2000

(5)          Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2000

(6)          Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 (File No. 333-71426-01)

(7)          Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2001

(8)          Previously filed as an exhibit to Univision Communications Inc.’s Definitive Proxy Statement dated April 8, 2002

(9)          Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed June 13, 2002

(10)   Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 filed on August 30, 2002 (File No. 333-99037)

(11)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2002

(12)   Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-3 filed on September 30, 2003 (File No. 333-105933)

(13)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed October 15, 2003

(14)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2003

(15)   Previously filed as an exhibit to Univision Communications Inc.’s Definitive Proxy Statement on March 19, 2004

(16)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2004

(17)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10Q for the period ended September 30, 2005.

(18)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2005

(19)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed March 22, 2006

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC.
(Registrant)
	By	/s/ PETER H. LORI
May 8, 2006		Peter H. Lori
Corporate Controller and
Chief Accounting Officer