Form 10-Q
period 2006-06-30
UNIVISION COMMUNICATIONS INC
filed 2006-08-04
CIK 1017008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

There were 237,583,292 shares of Class A Common Stock, 36,962,390 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of July 18, 2006.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Part 1, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,341	$99,400
Accounts receivable, net	533,005	395,508
Program rights	29,718	29,878
Income taxes	—	3,194
Deferred tax assets	29,135	23,150
Prepaid expenses and other	41,230	82,470
Total current assets	741,429	633,600
Property and equipment, net	598,267	563,958
Intangible assets, net	4,326,254	4,271,584
Goodwill	2,266,328	2,231,238
Deferred financing costs, net	7,061	7,123
Program rights	21,454	25,960
Investments in equity method investees	56,279	54,644
Investments in cost method investees	161,929	299,775
Other assets	33,386	40,454
Total assets	$8,212,387	$8,128,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$252,462	$283,509
Income taxes	30,812	—
Accrued interest	23,834	25,639
Accrued license fees	17,109	20,548
Program rights obligations	20,031	15,809
Current portion of long-term debt and capital lease obligations	252,012	564,016
Total current liabilities	596,260	909,521
Long-term debt	1,100,356	935,493
Capital lease obligations	46,979	33,806
Program rights obligations	16,167	20,948
Deferred tax liabilities	1,046,391	1,019,803
Other long-term liabilities	68,376	59,976
Total liabilities	2,874,529	2,979,547
Noncontrolling interest in variable interest entity	52,919	57,889
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,040,000,000 shares authorized; 305,964,619 shares issued and 305,964,360 shares outstanding in 2006 and 304,982,531 shares issued and outstanding in 2005	3,060	3,049
Paid-in-capital	4,165,931	4,133,889
Deferred compensation	—	(1,333)
Retained earnings	1,117,823	956,500
Accumulated other comprehensive losses	(1,875)	(1,205)
Total stockholders’ equity	5,284,939	5,090,900
Total liabilities and stockholders’ equity	$8,212,387	$8,128,336

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30,
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues:
Television, radio and Internet services	$603,661	$459,571	$1,006,282	$830,375
Music products and publishing	30,288	48,893	77,453	111,108
Total net revenues	633,949	508,464	1,083,735	941,483
Direct operating expenses of television, radio and Internet services	226,867	153,142	377,192	300,412
Direct operating expenses of music products and publishing	21,574	26,904	49,048	64,518
Total direct operating expenses (excluding depreciation and amortization)	248,441	180,046	426,240	364,930
Selling, general and administrative expenses (excluding depreciation and amortization)	164,540	145,561	308,568	277,341
Depreciation and amortization	22,727	23,389	45,690	47,233
Operating expenses	435,708	348,996	780,498	689,504
Operating income	198,241	159,468	303,237	251,979
Other expenses (income):
Interest expense, net	23,502	19,014	47,771	38,362
Amortization of deferred financing costs	607	827	1,446	1,655
Stock dividend	(453)	(453)	(906)	(906)
Equity income in unconsolidated subsidiaries and other	(496)	(235)	(1,128)	(246)
Non temporary decline in fair value of investment	—	48,336	—	48,336
Gain on sale of Entravision stock	—	—	(1,260)	—
Noncontrolling interest of variable interest entities	21	202	1,553	(705)
Income before taxes	175,060	91,777	255,761	165,483
Provision for income taxes	67,640	55,673	94,438	84,901
Net income	107,420	36,104	161,323	80,582
Other comprehensive (loss) income:
Currency translation adjustment	(408)	351	(669)	213
Comprehensive income	$107,012	$36,455	$160,654	$80,795
Net income per common share:
Basic	$0.35	$0.11	$0.53	$0.25
Diluted	$0.32	$0.10	$0.48	$0.23
Weighted average common shares outstanding
Basic	305,717,022	318,744,038	305,446,275	321,060,845
Diluted	338,925,546	347,891,591	338,194,467	350,291,296

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Net income	$161,323	$80,582
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	40,690	39,165
Amortization of intangible assets and deferred financing costs	6,446	9,722
Deferred income taxes	28,203	20,866
Stock dividend	(906)	(906)
Noncontrolling interest in variable interest entities	1,553	(705)
Equity income in unconsolidated subsidiaries	(906)	(246)
Non temporary decline in fair value of investment	—	48,336
(Gain) loss on sale of property and equipment	197	(1,655)
Gain on sale of Entravision stock	(1,260)	—
Share-based compensation	6,166	20
Other non-cash items	415	651
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(132,943)	(55,395)
Program rights	4,666	1,718
Deferred tax assets	(5,967)	—
Prepaid expenses and other	36,734	14,309
Accounts payable and accrued liabilities	(19,877)	8,589
Income taxes receivable	3,194	—
Income taxes payable	29,116	23,670
Income tax benefit from share-based awards	—	3,580
Accrued interest	(1,805)	107
Accrued license fees	(3,439)	3,157
Program rights obligations	(559)	(1,726)
Other, net	(2,123)	(6,248)
Net cash provided by operating activities	148,918	187,591
Cash flow from investing activities:
Acquisitions, net of acquired cash	(12,444)	(220,195)
Proceeds from sale of Entravision stock	51,100	—
Capital expenditures	(49,483)	(38,809)
Distributions to Disa partner	(6,522)	(5,241)
Proceeds from sale of property and equipment	—	5,081
Other, net	(289)	(1,702)
Net cash used in investing activities	(17,638)	(260,866)
Cash flow from financing activities:
Proceeds from issuance of long-term debt	270,000	185,000
Repayment of long-term debt	(418,055)	(2,311)
Purchases of treasury shares	(17)	(216,084)
Proceeds from stock options exercised	23,081	4,436
Income tax benefit from share-based awards	4,145	—
Deferred financing costs	(1,493)	—
Net cash used in financing activities	(122,339)	(28,959)
Net increase (decrease) in cash	8,941	(102,234)
Cash and cash equivalents, beginning of period	99,400	189,868
Cash and cash equivalents, end of period	$108,341	$87,634
Supplemental disclosure of cash flow information:
Interest paid	$41,979	$34,142
Income taxes paid	$37,626	$35,206

See Notes to Condensed Consolidated Financial Statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

1. Organization of the Company

Univision Communications Inc., together with the subsidiaries through which its businesses are conducted (the “Company,” “Univision,” “we,” “us” and “our”), is the leading Spanish-language media company in the United States and operates in four business segments: television, radio, music and Internet. The Company’s television operations include the Univision and TeleFutura networks, the Company’s owned and operated television stations and Galavisión, the Company’s cable television network. Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its owned and operated radio stations and radio network. The Company’s music operations include the Univision Records, Fonovisa Records and La Calle labels and the variable interest entity, Disa LLC and subsidiaries, S.A. de C.V. (“Disa”). Univision Online, Inc. (“Univision Online”) operates the Company’s Internet portal, Univision.com. See note “5. Investments and Variable Interest Entities” for a discussion of Disa.

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

Share-based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement (“FASB”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values (i.e., footnote disclosure is no longer an alternative to financial statement recognition). Prior to the adoption of SFAS No. 123R, the Company accounted for employee stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. Earlier application of the interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the interpretation is adopted. The Company does not expect that the adoption of FIN 48 will a have a material impact on the financial statements of the Company.

3. Recent Developments

The Merger Agreement

Univision Communications Inc. has entered into an agreement and plan of merger (“Merger Agreement”), dated as of June 26, 2006 with Umbrella Holdings, LLC (“Buyer”) and Umbrella Acquisition, Inc., a wholly-owned subsidiary of Buyer (“Acquisition Sub”), whereby Buyer will acquire the Company. As a result of the merger, the separate corporate existence of Acquisition Sub will cease and Univision will continue as the surviving corporation in the merger as a wholly-owned subsidiary of Buyer. At the effective time of the merger, each issued and outstanding share of Company common stock (other than shares that were held in treasury or owned by Acquisition Sub or Buyer immediately prior to the merger and shares held by stockholders who properly demand their appraisal rights), will be converted into the right to receive $36.25 in cash, without interest, plus any additional consideration payable under the terms of the Merger Agreement. Under the terms of the Merger Agreement, if the merger becomes effective after April 26, 2007, each holder of issued and outstanding Company common stock will also receive an amount equal to the pro rata portion, based upon the number of days elapsed since April 26, 2007, of $36.25 multiplied by 8% per annum, per share, so long as certain conditions for closing the merger have been satisfied or waived as of that date.

Each Company stock option that is issued and outstanding at the effective time of the merger with an exercise price of less than the merger consideration to be paid to such holder under the terms of the Merger Agreement will be converted into the right to receive an applicable portion of the aggregate merger consideration. Each Company warrant that is issued and outstanding at the effective time of the merger with an exercise price of less than the merger consideration to be paid to such holder under the terms of the Merger Agreement will be cancelled in exchange for the right to receive an applicable portion of the aggregate merger consideration. Subject to certain exceptions, each restricted stock unit that remains outstanding as of the effective time of the merger, whether vested or unvested, will by virtue of the

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

3. Recent Developments (Continued)

merger become fully vested, and each such vested restricted stock unit will be converted into the right to receive an applicable portion of the aggregate merger consideration.

Buyer and Acquisition Sub are entities owned by an investment consortium consisting of Madison Dearborn Capital Partners IV, L.P., Madison Dearborn Capital Partners V-A, L.P., Providence Equity Partners V L.P., SCG Investments II, LLC, TPG Partners V, L.P. and Thomas H. Lee Equity Fund VI, L.P. (together, the “Investors”). Investors will assume or repay approximately $1.4 billion in debt of the Company, which in conjunction with the payments specified above represents a transaction value of approximately $13.7 billion.

The merger is conditioned, among other things, on the adoption of the Merger Agreement by the stockholders of the Company and the absence of certain legal impediments to consummation of the merger. The transaction is also subject to regulatory clearance under the Hart-Scott Rodino Act and approval by the Federal Communications Commission (“FCC”). The merger is expected to close in the Spring of 2007.

The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under certain specified circumstances, including, among other things, if the Company’s board of directors (1) changes its recommendation to its stockholders to approve and adopt the Merger Agreement, or (2) determines in good faith that it has received an unsolicited bona fide Superior Proposal, (as such term is defined in the Merger Agreement), and, after considering any revised proposal Buyer may make concurrently with the termination of the Merger Agreement, enters into a definitive agreement with respect to such Superior Proposal, then the Company will be required to pay Buyer a termination fee of $300 million.

If the Company terminates the Merger Agreement due to Buyer’s failure to receive the requisite regulatory approvals prior to a specified date and the Company has satisfied all of its conditions for the closing on that date, then Buyer is required to pay the Company a termination fee equal to $500 million. Alternatively, if the Company terminates the Merger Agreement due to Buyer’s failure to effect the closing because of a failure to receive adequate proceeds from one or more of the financings contemplated by the financing commitments, then Buyer is required to pay the Company a termination fee equal to $300 million. Neither the Buyer nor the Acquisition Sub will have any liability for intentional breach of the Merger Agreement in excess of $300 million in damages less any termination fee previously paid in respect of the Company’s termination of the Merger Agreement.

The Limited Guarantee

In connection with the Merger Agreement, each of the Investors (each an affiliate of the Buyer) and the Company entered into a Limited Guarantee pursuant to which, among other things, each of the Investors is providing the Company a guarantee of payment (as described above) of its pro rata portion of the Buyer termination fees or certain damages resulting from the Buyer’s intentional breach of the Merger Agreement in favor of the Company with respect to the payment obligations of each of the Buyer and the Acquisition Sub, respectively.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

3. Recent Developments (Continued)

The Voting Agreement

In connection with the Merger Agreement, and concurrently with the execution of the Merger Agreement, A. Jerrold Perenchio and certain stockholders of the Company affiliated with Mr. Perenchio, who together own approximately 11.5% of the outstanding common stock as of June 26, 2006 (which percentage excludes 1,804,000 shares held by such stockholders that are subject to vested employee stock options), entered into a Voting Agreement pursuant to which Mr. Perenchio and such stockholders have agreed to vote: (1) for approval and adoption of the Merger Agreement and the transactions contemplated by the Merger Agreement, whether or not recommended by the Company’s board of directors, (2) against any Competing Proposal (as such term is defined in the Merger Agreement) or other proposal made in opposition to the adoption of the Merger Agreement or in competition or inconsistent with the merger, (3) against any agreement, amendment of any agreement or any other action that is intended or would reasonably be expected to prevent, impede or, in any material respect, interfere with, delay, postpone, or discourage the transactions contemplated by the Merger Agreement, other than those specifically contemplated by the Voting Agreement or the Merger Agreement.

Merger Debt and Equity Financing

The Company and Buyer estimate that the total amount of funds necessary to complete the merger and the related transactions is anticipated to be approximately $13.7 billion, which includes approximately $12.3 billion to be paid out to the Company’s stockholders and holders of equity-based interests in the Company, $1.1 billion related to the financing arrangements and related transactions (including refinancing the Company’s existing bank credit facility) and $300 million estimated to pay fees and expenses in connection with the merger. These payments are expected to be funded by the Buyer and the Acquisition Sub in a combination of equity contributions by the Investors, debt financing and, to the extent available, cash of the Company. The Buyer and the Acquisition Sub have obtained equity and debt financing commitments described below in connection with the transactions contemplated by the Merger Agreement.

The Buyer has informed the Company that it intends to keep the Company’s existing senior notes outstanding after completion of the merger (except for the Company’s existing 2.875% senior notes due in 2006). In addition, the Company’s existing revolving credit facility will terminate upon completion of the merger.

The Investors have collectively agreed to cause up to $3.9 billion of cash to be contributed to the Buyer, which will constitute the equity portion of the merger financing. Madison Dearborn Capital Partners V-A, L.P.; Providence Equity Partners V, L.P., TPG Partners V, L.P. and Thomas H. Lee Equity Fund VI, L.P. have each delivered an equity commitment letter for approximately $914 million to the Buyer, and SCG Investments II, LLC has delivered an equity commitment letter for $250 million to the Buyer.

In connection with the execution and delivery of the Merger Agreement, the Acquisition Sub has obtained debt commitment letters from various lenders which, subject to certain conditions, is expected to provide up to $10.25 billion in debt financing (not all of which is expected to be drawn at closing)

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

3. Recent Developments (Continued)

consisting of (1) a senior secured term loan facility, a senior bridge loan facility and a senior subordinated bridge loan facility in an aggregate principal amount of up to $9.05 billion to finance the payment of the aggregate merger consideration and to pay, in part, fees and expenses in connection therewith, (2) a senior secured delayed draw term loan facility in an aggregate principal amount of up to $450 million which is available from time to time to repay or prepay the Company’s existing senior notes, and (3) a senior secured revolving credit facility in an aggregate amount of up to $750 million to pay fees and expenses in connection with the merger and for working capital and other general corporate purposes. The senior bridge loan facility and the senior subordinated bridge loan facility are expected to be utilized to the extent the Acquisition Sub is not able to complete on or prior to the effective time of the merger one or more offerings of notes in an aggregate amount equal to commitments under those facilities, estimated to be approximately $10 billion.

Change in Control Retention Bonus and Severance Plans

In connection with the Merger Agreement, the Company has established change in control retention bonus and severance plans to provide retention incentives for selected key employees of the Company and its subsidiaries to encourage them to remain as employees of the Company, to use their best efforts to ensure the sustained performance results of the Company and to ensure a successful completion of a change in control.

Under the change in control severance plan applicable to certain of  the Company’s  officers (other than A. Jerrold Perenchio),   (a) estimated severance benefits payable to such officers upon termination of employment without cause or for good reason in connection with a change in control total approximately $31 million in cash,  and  (b)  estimated prorated bonus payments  to each of  such  officers total approximately $1.7 million in cash  (assuming that the closing date of the merger occurs on March 26, 2007).

Under the change in control retention bonus plan applicable to the Company’s executive officers (other than A. Jerrold Perenchio), such executive officers were awarded restricted stock units that will remain outstanding at the closing of the merger and will vest and be paid on the earlier of 90 days following the merger (if the holder is employed by the Buyer on such date) or the earlier termination of such holder without cause or resignation for good reason after the merger. The estimated amount that would become payable under such plan to the executive officers upon change in control total $14.5 million.

Estimated payments, which are payable to other employees at the earlier of the merger closing date or Spring 2007 under the change in control employee retention bonus plan, are estimated to be $3.3 million in cash and will be expensed through the Spring of 2007. In addition, upon the closing of the merger, all unvested restricted stock units and unvested stock options will accelerate.

Televisa Participation Agreement

On July 5, 2006, Televisa, S.A. de C.V. (“Televisa”) filed a Schedule 13D with the Securities and Exchange Commission (“SEC”) in which it announced, among other things, that it had sent a letter dated

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

3. Recent Developments (Continued)

June 30, 2006, informing the Buyer that it will not be rolling over its shares in the Company as permitted under the Merger Agreement.

In the filing, Grupo Televisa, S.A. stated that if its holdings in the Company fall below 13,578,084 shares of Class T Common Stock, whether pursuant to the closing contemplated by the Merger Agreement or through the sales of such holdings, it will no longer be bound by the Participation Agreement dated October 2, 1996, subject to a limited exception.

In the filing, Grupo Televisa also stated that if it is not bound by the Participation Agreement, it will be able to engage in new business opportunities in the growing U.S. Hispanic marketplace using its programming or otherwise without offering the Company participation in such opportunities.

On July 6, 2006, the Company issued a statement in response to the Grupo Televisa, S.A. filing with the SEC. The Company stated that the filing has no bearing on the program license agreement between the Company and Grupo Televisa, S.A., which gives the Company exclusive rights through the year 2017 to broadcast in the U.S. and Puerto Rico all Spanish-language programming produced by and for Grupo Televisa, S.A. The Company also stated that the termination of the participation agreement referenced in the Grupo Televisa, S.A. filing will have no impact on the Company’s business or on the pending merger.

Televisa Program License Agreement Litigation

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

3. Recent Developments (Continued)

On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa and certainly not in material breach. On March 15, 2006, the Company made a payment, under protest, of approximately $6 million related to the Televisa litigation and has subsequently paid approximately $5.9 million of additional costs, also under protest. The Company seeks recovery of this amount via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the Filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new proposed Complaint raises the same allegations of material breach contained in Televisa’s January 31 answer to the Company’s counterclaims and in its February 16 notice of purported material breaches. Among other claims, the new proposed Complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

On May 5, 2006, the Company filed its Answer to the Second Amended Complaint, denying Televisa’s principal substantive allegations, denying liability, and asserting various affirmative defenses. On May 12, 2006, the Court reset the discovery cut-off date in the case for December 29, 2006, and the trial date for June 19, 2007. As of May 22, 2006, the Company filed its First Amended Counterclaims, which added a claim for declaratory relief that the Company was not in material breach of the PLA or the Soccer Agreement and that it had received inadequate notice of any alleged breaches. Televisa sent a letter on June 2, 2006, notifying the Company that the 90-day cure period had expired for certain breaches alleged in Televisa’s February 16, 2006 notice of purported material breaches under the PLA and the Soccer Agreement. In that June 2, 2006 letter, Televisa contended that because the Company had purportedly failed to cure these and other breaches, some of which Televisa asserted were not susceptible of being cured, Televisa therefore had the right to terminate the PLA, the Soccer Agreement, and a related Guaranty given by Grupo Televisa to the Company. Televisa indicated, however, that it was not at that time exercising its purported termination rights and that it was seeking a declaration of its right to terminate in the litigation between the companies. On July 20, 2006, the parties participated in a mediation conducted by a retired judge and no issues were resolved. The Company intends to defend the litigation and pursue its counterclaims vigorously, and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

On July 19, 2006, Televisa filed a complaint in Los Angeles Superior Court seeking a judicial declaration that on and after December 19, 2006, it may, without liability to Univision, transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet. The Company was served with the new complaint on July 21, 2006. The Company intends to defend the action vigorously.

Disa Acquisition Litigation

The Company’s wholly-owned subsidiary, Univision Music, Inc., and Domingo Chavez, Patricia Chavez and certain other Chavez family members and affiliates (collectively, the “Chavez Family”) are parties to a unit purchase agreement (“UPA”), dated as of June 29, 2001. Under the UPA, the Company acquired a 50% interest in Disa LLC and subsidiaries (“Disa”), which was formed in 2001 as a holding

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

3. Recent Developments (Continued)

company for the music recording and publishing business that had been previously owned and operated solely by the Chavez Family. The UPA and Disa’s limited liability company agreement (“LLC Agreement”) gave the Chavez Family the right to sell to Univision Music (the “Put Right”), and Univision Music the right to buy from the Chavez Family, the remaining 50% interest in Disa on or after June 29, 2006. The payment of the purchase price for the remaining 50% interest in Disa is conditioned upon, among other things, the parties’ execution of an escrow agreement, and the Chavez Family’s deposit of $18.75 million into escrow, representing the liquidated damages to be paid to Univision Music in the event of breach of noncompetition agreements delivered by certain members of the Chavez Family.

On July 17, 2006, the Chavez Family filed a complaint in the United States District Court for the Central District of California alleging that it had exercised the Put Right on June 29, 2006 and that Univision Music had anticipatorily breached the LLC Agreement by declaring that it would not accept an alleged deposit of the Escrow Funds or purchase the remaining 50% interest in Disa pursuant to the Put Right. The complaint further alleges, among other things, that prior to complying with the Put Right, Univision demanded that the previously delivered noncompetition agreements be modified to provide for New York as their governing law. The plaintiffs seek monetary damages in the amount of $120 million and a judicial declaration against Univision Music that they are not in default of the UPA, the LLC Agreement or the noncompetition agreements and are excused from the duties and obligations under the previously delivered noncompetition agreements. We do not believe that the Chavez Family has satisfied the conditions to the exercise of the Put Right or that we are in breach of our obligations under the LLC Agreement. We intend to take all action necessary to ensure the Chavez Family’s continued performance under the UPA, the LLC Agreement and the noncompetition agreements. The Company has not yet responded to this complaint. We intend to defend the litigation and pursue our counterclaims vigorously.

Merger Related Litigation

On June 27 and 28, 2006, plaintiffs L.A. Murphy and Spencer Abrams brought putative class actions in Los Angeles Superior Court on behalf of Univision shareholders against the Company and its directors. The complaints allege that the defendants breached various fiduciary duties to public stockholders when they purportedly agreed to sell the Company for less than its true value. No discovery has occurred, and the Company has not responded to the complaints, but intends to defend these actions vigorously.

Investment in Equity Broadcasting Corporation

On April 10, 2006, Coconut Palm Acquisition Corp. (“CPAC”) announced that it had entered into an Agreement and Plan of Merger with Equity Broadcasting Corporation (“EBC”). At June 30, 2006, the Company had an investment in EBC of approximately $37 million. Upon completion of the acquisition, EBC will merge with and into CPAC, with CPAC remaining as the surviving corporation. Following closing of the acquisition, CPAC will seek to change its name to Equity Media Group to reflect its new status as a diversified media services company serving Spanish-language markets and apply for listing on the NASDAQ Stock Market. This transaction is expected to close in the fourth quarter of 2006.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

3. Recent Developments (Continued)

Under terms of the Agreement and Plan of Merger, the Company expects to fully realize its investment in EBC. Consideration to be received will include cash of $20 million and other consideration with an estimated value in excess of $17 million.

Strategic Alternatives

During the three and six months ended June 30, 2006, the Company incurred strategic alternative costs, which are included in selling, general and administrative expenses, of $6.6 million and $7.4 million, respectively.

Effective Tax Rate

For the three months ended June 30, 2006, the Company’s effective tax rate of 38.6% is lower than the 60.7% for the same period in 2005 due primarily to a $1.7 million benefit realized in 2006 from the reversal of the valuation allowance relating to the non temporary decline in the fair value of the Entravision investment, and to a charge for a non temporary decline in the fair value of the Entravision investment, for which no tax benefit was recorded in 2005.

For the six months ended June 30, 2006, the Company’s effective tax rate of 36.9% is lower than the 51.3% for the same period in 2005 due primarily to a $2.1 million benefit realized from the reversal of the valuation allowance relating to the non temporary decline in the fair value of the Entravision investment, and a tax benefit recorded in 2006 of $5.7 million resulting from the resolution of various federal and state income tax audits. Additionally, the Company recorded a charge for a non temporary decline in the fair value of the Entravision investment, for which no tax benefit was recorded in 2005.

Credit Ratings

On June 27, 2006, Moody’s downgraded the Company’s senior unsecured debt rating to Baa3 from Baa2. Additionally, on June 29, 2006, Standard & Poor’s lowered the Company’s senior unsecured debt rating to BB- from BBB-. The downgrades were related to concerns over the debt the Company may incur in connection with the planned sale to Buyer. As a result of these downgrades, the Company’s LIBOR interest rate margin on its revolving credit facility increased from 0.30% to 0.475% per annum.

4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the FCC. Over the last five years, all the television and radio licenses that have been up for renewal have been renewed and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

4. Goodwill and Other Intangible Assets (Continued)

broadcast licenses have an indefinite useful life. Therefore, the license would not be amortized until their useful life is deemed to no longer be indefinite.

Goodwill is allocated to various reporting units, which are either the operating segments or one level below the operating segment. For purposes of performing the impairment test of goodwill as required by SFAS No. 142, we established the following reporting units: Television, Radio, Music and Internet. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS No. 142 also requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. The television segment analyzes broadcast licenses for impairment at the Univision and TeleFutura network levels. Television stations, which broadcast a format other than the Univision and TeleFutura networks are analyzed for impairment on a stand-alone basis. The radio segment analyzes broadcast licenses at the market level. Fair value for broadcast licenses, other indefinite-lived intangible assets and goodwill are determined principally based on discounted cash flows, market multiples or appraised values as appropriate. The Company evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2005 and concluded that it does not have an impairment loss related to these assets. In the future, the Company may incur impairment charges under SFAS No. 142 if market values decline and the Company does not achieve expected cash flow growth rates.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

4. Goodwill and Other Intangible Assets (Continued)

The following is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and estimated aggregate amortization expense for the years 2006 through 2011:

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$14,016	$6,684
Fonovisa contracts, primarily artist contracts	44,580	37,592	6,988
Disa contracts, primarily artist contracts	66,328	61,416	4,912
Broadcast agreement	9,892	2,724	7,168
Advertiser related intangibles, primarily advertiser contracts	5,059	4,894	165
Other amortizable intangibles	5,266	2,662	2,604
Total	$151,825	$123,304	28,521
Intangible Assets Not Being Amortized
Broadcast licenses			4,279,779
Goodwill			2,266,328
Music trademarks			15,800
Other intangible assets			2,154
			6,564,061
Total Net Intangible Assets			$6,592,582

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$13,498	$7,202
Fonovisa contracts, primarily artist contracts	44,580	36,193	8,387
Disa contracts, primarily artist contracts	66,328	59,444	6,884
Broadcast agreement	9,892	2,305	7,587
Advertiser related intangibles, primarily advertiser contracts	4,991	4,727	264
Other amortizable intangibles	5,262	2,137	3,125
Total	$151,753	$118,304	33,449

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

4. Goodwill and Other Intangible Assets (Continued)

Net Carrying Amount
(In thousands)
Intangible Assets Not Being Amortized
Broadcast licenses	4,220,180
Goodwill	2,231,238
Music trademarks	15,800
Other intangible assets	2,155
6,469,373
Total Net Intangible Assets	$6,502,822

The Company has various intangible assets that are being amortized over the respective contract periods. The Nielsen contract is being amortized through December 2012, the Fonovisa contracts are being amortized through June 2012, the Disa contracts are being amortized through December 2011, a broadcast agreement is being amortized through January 2015, advertiser related intangibles are being amortized through December 2008 and other amortizable intangibles have various amortization periods. The Nielsen contract, broadcast agreement, advertiser related intangibles and a majority of the other amortizable intangibles are being amortized on a straight-line basis. The Fonovisa and Disa contracts are being amortized based on a revenue allocation of the artist and songwriter contracts. The Company incurred amortization expense of $2.4 million and $5 million, and $4.2 million and $8.1 million for the three and six months ended June 30, 2006 and 2005, respectively.

The changes in goodwill are as follows:

	Segments
	Television	Radio	Music	Internet	Total
	(In thousands)
Balance as of December 31, 2005	$448,706	$1,520,338	$262,194	$—	$2,231,238
Radio acquisition	—	33,953	—	—	33,953
WLII acquisition	1,137	—	—	—	1,137
Balance as of June 30, 2006	$449,843	$1,554,291	$262,194	$—	$2,266,328

Estimated Amortization Expenses
For the year ended 12/31/06	$8,700
For the year ended 12/31/07	$6,600
For the year ended 12/31/08	$5,000
For the year ended 12/31/09	$3,600
For the year ended 12/31/10	$3,000
For the year ended 12/31/11	$2,700

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

5. Investments and Variable Interest Entities

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all of its Entravision voting common stock for 36,926,600 shares of Class U common stock. The Entravision Class U common stock has limited voting rights and does not include the right to elect directors. Also, as part of the consent decree with the DOJ, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006, which we complied with and continue to monitor as noted below, and 10% by March 26, 2009.

The Company’s cost basis in its investment in Entravision stock is $7.12 per share. Entravision’s stock price on June 30, 2006 was $8.57 and on August 1, 2006 was $7.60. Any gain or loss on future transactions involving Entravision stock will be measured by comparing the cost basis of $7.12 per share to the fair value of the Entravision stock at the transaction date. The Company monitors the Entravision stock price, its operating results, the performance and outlook for the media sector in general and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision.

On January 1, 2006, the Company acquired radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for approximately $90 million. The Company paid for the acquisition with shares of Entravision common stock held by the Company.

On March 2, 2006, the Company and Entravision completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate sale price of $51.1 million, or $7.30 per share. This share repurchase transaction, coupled with the recent closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%. The Company recognized a gain on the repurchase transaction of approximately $1.3 million.

Due to Entravision option terminations during the quarter, the Company’s non-voting ownership interest on a fully converted basis in Entravision increased to approximately 15.06% at June 30, 2006. On July 10, 2006, the Company sold 200,000 shares of its Entravision Class U common stock for an aggregate sale price of $1.6 million, which reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%.

Under the guidelines of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), the Company has been required to consolidate the assets, liabilities and operating results of Disa since March 31, 2004. Disa is a Mexico-based music recording and publishing company, owned 50% by the Company and 50% by the Chavez family, who manage the business. The Company has a call right and the Chavez family has a put right, beginning in June 2006, which requires the Company to purchase the remaining 50% of Disa for a minimum of $75 million, subject to certain upward adjustments. As a result of Disa’s put right, the Company has the majority of expected losses that could arise from the variability of the fair value of Disa. Under the rules governing FIN 46, the Company

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

5. Investments and Variable Interest Entities (Continued)

is considered the primary beneficiary of Disa and consequently is required to consolidate it. See note “3. Recent Developments.”

In addition, under the guidelines of FIN 46, the Company consolidated the assets, liabilities, and operating results of the Puerto Rico TV stations, WLII/WSUR, Inc., a Delaware corporation (“WLII”), which were wholly-owned by Raycom Media, Inc. (“Raycom”). On June 30, 2005, the Company acquired Raycom’s ownership interest in WLII for approximately $190 million, excluding acquisition costs. The funds came primarily from the Company’s revolving credit facility. WLII is now a wholly-owned subsidiary of the Company and is no longer a VIE.

The following represents the income statement and balance sheet information consolidated by the Company:

	Disa
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In thousands)
Net revenues	$14,649	$32,832
Direct operating expenses (excluding depreciation and amortization)	10,196	20,229
Selling, general and administrative expenses (excluding depreciation and amortization)	3,441	7,487
Depreciation and amortization	1,230	2,475
Operating (loss) income	(218)	2,641
Noncontrolling interest of variable interest entity	21	1,553
Other income	(397)	(745)
Income before taxes	158	1,833
Provision for income taxes	137	280
Net income	$21	$1,553

	Three months ended June 30, 2005
	Combined	Disa	WLII
	(In thousands)
Net revenues	$31,388	$16,251	$15,137
Direct operating expenses (excluding depreciation and amortization)	17,233	8,268	8,965
Selling, general and administrative expenses (excluding depreciation and amortization)	8,516	4,986	3,530
Depreciation and amortization	3,369	2,236	1,133
Operating income	2,270	761	1,509
Noncontrolling interest of variable interest entities	202	368	(166)
Other expense (income)	1,534	(141)	1,675
Income before taxes	534	534	—
Provision for income taxes	167	167	—
Net income	$367	$367	$—

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

5. Investments and Variable Interest Entities (Continued)

	Six months ended June 30, 2005
	Combined	Disa	WLII
	(In thousands)
Net revenues	$62,125	$36,595	$25,530
Direct operating expenses (excluding depreciation and amortization)	37,556	21,118	16,438
Selling, general and administrative expenses (excluding depreciation and amortization)	15,365	8,703	6,662
Depreciation and amortization	6,018	4,450	1,568
Operating income	3,186	2,324	862
Noncontrolling interest of variable interest entities	(705)	1,150	(1,855)
Other expense (income)	2,469	(248)	2,717
Income before taxes	1,422	1,422	—
Provision for income taxes	272	272	—
Net income	$1,150	$1,150	$—

	Disa
	June 30, 2006	December 31, 2005
	(In thousands)
Cash and cash equivalents	$26,547	$36,246
Accounts receivable, net	4,324	3,133
Prepaid expenses and other	9,452	10,215
Property and equipment, net	422	948
Intangible assets, net	4,912	6,885
Goodwill	89,136	89,136
Total assets	$134,793	$146,563
Accrued liabilities	$27,077	$28,495
Noncontrolling interest of variable interest entity	52,919	57,889
Total stockholders’ equity	54,797	60,179
Total liabilities and stockholders’ equity	$134,793	$146,563

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

6. Cost Reduction Plan

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a before-tax charge of approximately $30.3 million in the fourth quarter of 2005. The plan was substantially completed during the fourth quarter of 2005 and the unpaid portion will substantially be paid in 2006. The unpaid portion of the cost reduction plan as of June 30, 2006 is as follows:

	Employee Terminations	Abandonment of Programming Costs	Other Costs	Total
	(In thousands)
Liability as of December 31, 2005	$9,783	$1,453	$73	$11,309
Cash paid in 2006	6,605	282	67	6,954
Liability as of June 30, 2006	$3,178	$1,171	$6	$4,355

7. Stockholders’ Equity

Share Repurchase Programs

On November 1, 2005, the Company’s Board of Directors approved the repurchase of $500 million of its outstanding Class A Common Stock. The share repurchase will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006. No shares have been repurchased pursuant to this plan.

Changes in Common Stock and Paid-in-Capital

During the six months ended June 30, 2006, stock awards were exercised for 970,427 shares of Class A Common Stock resulting in an increase to paid-in-capital of $27.2 million, including $4.1 million, which is the tax benefit associated with the exercise of stock awards. Additionally, paid-in-capital increased by $4.8 million related to share-based compensation net of a reduction of $1.3 million related to deferred compensation associated with the Hispanic Broadcasting Corporation acquisition that was reclassified to paid-in-capital as of January 1, 2006 when SFAS No. 123R was adopted.

Class A Common Stock Share Registration

On June 29, 2006, the Company filed a registration statement for the resale of 1,804,000 shares of Class A Common Stock for employee stock options that are fully exercisable for Class A Common Stock granted to Mr. Cahill, an executive officer of the Company, and Mr. John G. Perenchio, son of Mr. A. Jerrold Perenchio and director, by one of Mr. A. Jerrold Perenchio’s wholly-owned companies for services to that company. Mr. Cahill owns a fully exercisable employee stock option to purchase 1,336,000 shares of Class A Common Stock. Mr. John G. Perenchio owns a fully exercisable employee stock option to purchase 468,000 shares of Class A Common Stock. When these stock options are exercised, the Class A

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

7.  Stockholders’ Equity (Continued)

Common Stock outstanding will increase by the number of options exercised and the Class P Common Stock outstanding will decrease by the same amount.

8. Performance Award Plans

On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of substantially all unvested stock options outstanding whose exercise price was above the then current market price of $25.56. The acceleration of the vesting increased pro forma share-based compensation expense under the provisions of SFAS No. 123 by approximately $59 million before income tax.

SFAS No. 123R requires compensation expense relating to share-based payments to be recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified prospective method and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006.

The Company granted 1,207,100 stock options and 818,400 restricted stock awards in January 2006 under the 2004 Performance Award Plan (the “Plan”). These awards vest 25% each year over a four year vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In thousands, except per share data)
Income from continuing operations before income taxes	$3,375	$6,166
Net income	$2,025	$3,700
Net income per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

For the three and six months ended June 30, 2006, share-based compensation is net of an adjustment for estimated forfeitures (before tax) of $39,175 and $72,754, respectively. Total compensation cost related to nonvested awards not yet recognized at June 30, 2006 is approximately $40 million and the weighted period over which it is expected to be recognized is approximately 3.4 years.

Prior to January 1, 2006, the Company accounted for share-based employee compensation under the provisions of SFAS No. 123 using the intrinsic value method prescribed by APB No. 25 and related interpretations. Under the intrinsic value method, no compensation expense was recognized for stock options, as the exercise price of employee stock options equaled the market value of the Company’s stock on the date of grant. The following pro-forma net income and earnings per share information has been

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

8. Performance Award Plans (Continued)

determined as if the Company had accounted for its share-based compensation awards issued using the fair value method.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except per share data)
Net Income—as reported	$36,104	$80,582
Share-based compensation expense, net of tax—actual	270	590
Share-based employee compensation, net of tax—pro forma	(9,871)	(19,953)
Net income—pro forma	$26,503	$61,219
Net income per common share:
Basic—as reported	$0.11	$0.25
Basic—pro forma	$0.08	$0.19
Diluted—as reported	$0.10	$0.23
Diluted—pro forma	$0.08	$0.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. No grants were awarded during the three months ended June 30, 2006. The following weighted-average assumptions were used for grants for the three months ended June 30, 2005: dividend yield of 0%, expected volatility of 45.98%, risk-free interest rate of 4.11% and expected life of approximately six years. For grants awarded in the six months ended June 30, 2006 and 2005, the following weighted-average assumptions were used:  dividend yield of 0%, expected volatility of 29.29% and 46.02%, risk-free interest rate of 4.31% and 4.07% and expected life of approximately six years, respectively. The Black-Scholes-Merton option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life.

In years prior to 2006, historical volatility was used to estimate the expected volatility of the share price, whereas in 2006 implied volatility is used. Management feels the implied volatility factor reflects the market’s expectations of future volatility. Market prices of traded options and shares were analyzed around the time of the 2006 stock option grant along with the analysis of other factors to estimate the implied volatility of the stock options granted in 2006.

Restricted stock units vest 25% on each of the first, second, third and fourth anniversaries of the award date. The fair value of all restricted stock units is based on the market value of the Company’s stock on the date of grant. The restricted stock awards granted on January 13, 2006 had a fair value of $31.59 per share. During the three months ended June 30, 2006, the Company issued 400,000 restricted stock units to certain executive officers, which will vest upon change in control under the Company’s change in control retention bonus plan.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

9. Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except share data)
Numerator:
Net income	$107,420	$36,104	$161,323	$80,582
Denominator:
Denominator for basic earnings per share	305,717,022	318,744,038	305,446,275	321,060,845
Effect of dilutive securities:
Warrants	27,414,506	27,406,939	27,413,634	27,406,939
Stock options	5,794,018	1,740,614	5,334,558	1,823,512
Denominator for diluted earnings per share	338,925,546	347,891,591	338,194,467	350,291,296

Warrants and stock awards, which were excluded from the computation of diluted earnings per share due to their antidilutive effect, amounted to 23,032,971 shares for the three and six months ended June 30, 2006 and 31,320,650 shares for the three and six months ended June 30, 2005.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

10. Business Segments

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net revenue:
Television	$489,022	$354,665	$812,171	$648,872
Radio	104,289	99,282	176,838	170,755
Music	30,288	48,893	77,453	111,108
Internet	10,350	5,624	17,273	10,748
Consolidated	633,949	508,464	1,083,735	941,483
Direct expenses (excluding depreciation and amortization):
Television	206,207	133,430	335,099	260,951
Radio	17,328	16,663	35,421	33,406
Music	21,574	26,904	49,048	64,518
Internet	3,332	3,049	6,672	6,055
Consolidated	248,441	180,046	426,240	364,930
Selling, general and administrative expenses (excluding depreciation and amortization):
Television	106,984	87,402	192,990	167,605
Radio	42,524	40,736	81,709	76,552
Music	11,104	14,956	26,493	27,536
Internet	3,928	2,467	7,376	5,648
Consolidated	164,540	145,561	308,568	277,341
Operating income (loss) before depreciation and amortization:
Television	175,831	133,833	284,082	220,316
Radio	44,437	41,883	59,708	60,797
Music	(2,390)	7,033	1,912	19,054
Internet	3,090	108	3,225	(955)
Consolidated	220,968	182,857	348,927	299,212

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

10. Business Segments (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Depreciation and amortization:
Television	17,002	16,728	34,178	33,063
Radio	3,062	2,787	5,938	5,972
Music	2,129	3,433	4,537	7,335
Internet	534	441	1,037	863
Consolidated	22,727	23,389	45,690	47,233
Operating income (loss):
Television	158,829	117,105	249,904	187,253
Radio	41,375	39,096	53,770	54,825
Music	(4,519)	3,600	(2,625)	11,719
Internet	2,556	(333)	2,188	(1,818)
Consolidated	$198,241	$159,468	$303,237	$251,979
Capital expenditures:
Television	$25,819	$18,845	$41,198	$32,498
Radio	3,039	2,698	7,264	4,983
Music	82	149	125	257
Internet	580	321	896	1,071
Consolidated	$29,520	$22,013	$49,483	$38,809

	June 30, 2006	December 31, 2005
	(In millions)
Total assets:
Television	$3,429	$3,447
Radio	4,408	4,299
Music	361	371
Internet	14	11
Consolidated	$8,212	$8,128

Reconciliation of Operating Income before Depreciation and Amortization to Net Income

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)

10. Business Segments (Continued)

financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Operating income before depreciation and amortization	$220,968	$182,857	$348,927	$299,212
Depreciation and amortization	22,727	23,389	45,690	47,233
Operating income	198,241	159,468	303,237	251,979
Other expense (income):
Interest expense, net	23,502	19,014	47,771	38,362
Amortization of deferred financing costs	607	827	1,446	1,655
Stock dividend	(453)	(453)	(906)	(906)
Equity income in unconsolidated subsidiaries and other	(496)	(235)	(1,128)	(246)
Non temporary decline in fair value of investment	—	48,336	—	48,336
Gain on sale of Entravision stock	—	—	(1,260)	—
Noncontrolling interest of variable interest entities	21	202	1,553	(705)
Provision for income taxes	67,640	55,673	94,438	84,901
Net income	$107,420	$36,104	$161,323	$80,582

Part I, Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

Executive Summary

Univision Communications Inc., together with its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), operates in four business segments:

•       Television: The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations and the Galavisión cable television network. For the six months ended June 30, 2006, the television segment accounted for approximately 75% of the Company’s net revenues.

•       Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the six months ended June 30, 2006, the radio segment accounted for approximately 16% of the Company’s net revenues.

•       Music: The Company’s music recording and music publishing business, launched in April 2001, includes the Univision Records, Fonovisa Records and La Calle labels and Disa, which the Company began to consolidate on March 31, 2004. See “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities.” For the six months ended June 30, 2006, the music segment accounted for approximately 7% of the Company’s net revenues.

•       Internet: Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the six months ended June 30, 2006, the Internet segment accounted for approximately 2% of the Company’s net revenues.

The Merger Agreement

The Company has entered into a merger agreement, dated as of June 26, 2006 with Umbrella Holdings, LLC (“Buyer”) and Umbrella Acquisition, Inc., a wholly owned subsidiary of Buyer (“Acquisition Sub”), whereby Buyer will acquire the Company. For more information related to the merger see “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

Change in Control Retention Bonus and Severance Plans

In connection with the Merger Agreement, the Company has established change in control retention bonus and severance plans to provide retention incentives for selected key employees of the Company and its subsidiaries to encourage them to remain as employees of the Company, to use their best efforts to ensure the sustained performance results of the Company and to ensure a successful completion of a change in control. See “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

Description of Net Revenues

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

Description of Direct Operating Expenses

Direct operating expenses consist primarily of programming, license fees, news and technical costs. License fees related to our program license agreements (the “Program License Agreements”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”) accounted for approximately 14% of our total direct operating and selling, general and administrative expenses for the six months ended June 30, 2006 and 2005.

Cost Reduction Plan

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30.3 million in the fourth quarter of 2005. The plan was substantially completed during the fourth quarter of 2005. At December 31, 2005 and June 30, 2006, the Company had liabilities related to the cost reduction plan of approximately $11.3 and $4.4 million, respectively.

Entravision Investment

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all of its Entravision voting common stock for 36,926,600 shares of Class U common stock. The Entravision Class U common stock has limited voting rights and does not include the right to elect directors. Also, as part of the consent decree with the DOJ, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006, which we complied with and continue to monitor, and 10% by March 26, 2009. For more information related to Entravision see “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities.”

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

On June 27, 2006, Moody’s downgraded the Company’s senior unsecured debt rating to Baa3 from Baa2. Additionally, on June 29, 2006, Standard & Poor’s lowered the Company’s senior unsecured debt rating to BB- from BBB-. The downgrades were related to concerns over the debt the Company may incur in connection with the planned sale to Buyer. As a result of these downgrades, the Company’s LIBOR interest rate margin on its revolving credit facility increased from 0.30% to 0.475% per annum.

World Cup Rights

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

Nielsen

Until December 26, 2005, Univision Network and TeleFutura Network solely subscribed to Nielsen Media Research’s National Hispanic Television Index (“NHTI”), which measures only Hispanic audiences. During the first quarter of 2006, Univision Network and TeleFutura Network ratings also became available on Nielsen’s national ratings service, Nielsen Television Index (“NTI”), which provides television ratings for all of the major U.S. networks. NTI is based on the National People Meter sample which is comprised of approximately 10,000 households and is subscribed to by broadcast networks, cable networks, syndicators, advertisers and advertising agencies nationwide. Both Univision Network and TeleFutura Network will maintain its subscription to NHTI until September 2007 when the National People Meter sample will become the sole sample for both English-language and Spanish-language media.

Equity Broadcasting Investment

On April 10, 2006, Coconut Palm Acquisition Corp. (“CPAC”) announced that it had entered into an Agreement and Plan of Merger with Equity Broadcasting Corporation (“EBC”). At June 30, 2006, the Company had an investment in EBC of approximately $37 million. Upon completion of the acquisition, EBC will merge with and into CPAC, with CPAC remaining as the surviving corporation. Following closing of the acquisition, CPAC will seek to change its name to Equity Media Group to reflect its new status as a diversified media services company serving Spanish-language markets and apply for listing on the NASDAQ Stock Market. This transaction is expected to close in the fourth quarter of 2006.

Under terms of the Agreement and Plan of Merger, the Company expects to fully realize its investment in EBC. Consideration to be received will include cash of $20 million and other consideration with an estimated value in excess of $17 million.

Televisa Program License Agreement Litigation

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

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa and certainly not in material breach. On March 15, 2006, the Company made a payment, under protest, of approximately $6 million related to the Televisa litigation and has subsequently paid approximately $5.9 million of additional costs, also under protest. The Company seeks recovery of this amount via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the Filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new proposed Complaint raises the same allegations of material breach contained in Televisa’s January 31 answer to the Company’s counterclaims and in its February 16 notice of purported material breaches. Among other claims, the new proposed Complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

On May 5, 2006, the Company filed its Answer to the Second Amended Complaint, denying Televisa’s principal substantive allegations, denying liability, and asserting various affirmative defenses. On May 12, 2006, the Court reset the discovery cut-off date in the case for December 29, 2006, and the trial date for June 19, 2007. As of May 22, 2006, the Company filed its First Amended Counterclaims, which added a claim for declaratory relief that the Company was not in material breach of the PLA or the Soccer Agreement and that it had received inadequate notice of any alleged breaches. Televisa sent a letter on June 2, 2006, notifying the Company that the 90-day cure period had expired for certain breaches alleged in Televisa’s February 16, 2006 notice of purported material breaches under the PLA and the Soccer Agreement. In that June 2, 2006 letter, Televisa contended that because the Company had purportedly failed to cure these and other breaches, some of which Televisa asserted were not susceptible of being cured, Televisa therefore had the right to terminate the PLA, the Soccer Agreement, and a related Guaranty given by Grupo Televisa to the Company. Televisa indicated, however, that it was not at that time exercising its purported termination rights and that it was seeking a declaration of its right to terminate in the litigation between the companies. On July 20, 2006, the parties participated in a mediation conducted by a retired judge and no issues were resolved. The Company intends to defend the litigation and pursue its counterclaims vigorously, and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

On July 19, 2006, Televisa filed a complaint in Los Angeles Superior Court seeking a judicial declaration that on and after December 19, 2006, it may, without liability to Univision, transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet. The Company was served with the new complaint on July 21, 2006. The Company intends to defend the action vigorously.

Disa Acquisition Litigation

The Company’s wholly-owned subsidiary, Univision Music, Inc., and Domingo Chavez, Patricia Chavez and certain other Chavez family members and affiliates (collectively, the “Chavez Family”) are parties to a unit purchase agreement (“UPA”), dated as of June 29, 2001. Under the UPA, the Company acquired a 50% interest in Disa LLC and subsidiaries (“Disa”), which was formed in 2001 as a holding company for the music recording and publishing business that had been previously owned and operated solely by the Chavez Family. The UPA and Disa’s limited liability company agreement (“LLC Agreement”) gave the Chavez Family the right to sell to Univision Music (the “Put Right”), and Univision

Music the right to buy from the Chavez Family, the remaining 50% interest in Disa on or after June 29, 2006. The payment of the purchase price for the remaining 50% interest in Disa is conditioned upon, among other things, the parties’ execution of an escrow agreement, and the Chavez Family’s deposit of $18.75 million into escrow, representing the liquidated damages to be paid to Univision Music in the event of breach of noncompetition agreements delivered by certain members of the Chavez Family.

On July 17, 2006, the Chavez Family filed a complaint in the United States District Court for the Central District of California alleging that it had exercised the Put Right on June 29, 2006 and that Univision Music had anticipatorily breached the LLC Agreement by declaring that it would not accept an alleged deposit of the Escrow Funds or purchase the remaining 50% interest in Disa pursuant to the Put Right. The complaint further alleges, among other things, that prior to complying with the Put Right, Univision demanded that the previously delivered noncompetition agreements be modified to provide for New York as their governing law. The plaintiffs seek monetary damages in the amount of $120 million and a judicial declaration against Univision Music that they are not in default of the UPA, the LLC Agreement or the noncompetition agreements and are excused from the duties and obligations under the previously delivered noncompetition agreements. We do not believe that the Chavez Family has satisfied the conditions to the exercise of the Put Right or that we are in breach of our obligations under the LLC Agreement. We intend to take all action necessary to ensure the Chavez Family’s continued performance under the UPA, the LLC Agreement and the noncompetition agreements. The Company has not yet responded to this complaint. We intend to defend the litigation and pursue our counterclaims vigorously.

Merger Related Litigation

On June 27 and 28, 2006, plaintiffs L.A. Murphy and Spencer Abrams brought putative class actions in Los Angeles Superior Court on behalf of Univision shareholders against the Company and its directors. The complaints allege that the defendants breached various fiduciary duties to public stockholders when they purportedly agreed to sell the Company for less than its true value. No discovery has occurred, and the Company has not responded to the complaints, but intends to defend these actions vigorously.

Critical Accounting Policies

Revenue Recognition

Net revenues are comprised of gross revenues from the Company’s television and radio broadcast, cable, music and Internet businesses, including subscriber fees, commission income from affiliated stations, less agency commissions, music license fees paid by television and compensation costs paid to certain affiliates. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The music business, which includes Univision Music Group and Disa, recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner and sponsorship revenues are recognized ratably over their contract period.

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

Accounting for Intangibles

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the Federal Communications Commission (“FCC”). Over the last five years, all the television and radio licenses that have been up for renewal have been renewed and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future, therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. The licenses would not be amortized until their useful life is deemed to no longer be indefinite.

Goodwill is allocated to various reporting units, which are the operating segments. For purposes of performing the impairment test of goodwill, we established the following reporting units: television, radio, music and Internet. The Company compares the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company also compares the fair value of indefinite-lived intangible assets to their carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. The television segment analyzes broadcast licenses for impairment at the Univision and TeleFutura network levels. Television stations, which broadcast a format other than the Univision and TeleFutura networks are analyzed for impairment on a stand-alone basis. The radio segment analyzes broadcast licenses at the market level. Fair value for broadcast licenses, other indefinite-lived intangible assets and goodwill are determined primarily based on discounted cash flows, market multiples or appraised values as appropriate. The Company has evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2005 and has concluded that it does not have an impairment loss related to these assets. In the future, the Company may incur impairment charges under SFAS No. 142 if market values decline and the Company does not achieve expected cash flow growth rates. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations and for purposes of impairment testing.

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

Share-based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement (“FASB”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values (i.e., footnote disclosure is no longer an alternative to financial statement recognition). Prior to the adoption of SFAS No. 123R, the Company accounted for employee stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB No. 25”).

The Company elected the modified prospective method for reporting purposes and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006.

In years prior to 2006, historical volatility was used to estimate the expected volatility of the share price, whereas in 2006 implied volatility is used. Management feels the implied volatility factor reflects the market’s expectations of future volatility. Market prices of traded options and shares were analyzed around the time of the 2006 stock option grant along with the analysis of other factors to estimate the implied volatility of the stock options granted in 2006.

On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of substantially all unvested stock options outstanding whose exercise price was above the then current market price of $25.56. The acceleration of the vesting increased pro forma share-based compensation expense under the provisions of SFAS No. 123 by approximately $59 million before income tax.

The Company granted 1,207,100 stock options and 818,400 restricted stock awards in January 2006 under the 2004 Performance Award Plan (the “Plan”). These awards vest 25% each year over a four year vesting period. Total compensation cost related to nonvested awards not yet recognized at June 30, 2006 is approximately $40 million and the weighted period over which it is expected to be recognized is approximately 3.4 years.

Overview

In comparing our results of operations for the three and six months ended June 30, 2006 (“2006”) with those ended June 30, 2005 (“2005”), the following should be noted:

•       On January 1, 2006, the Company adopted SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for employee share-based compensation using the intrinsic-value method prescribed in APB No. 25. The Company’s direct operating expenses include share-based compensation costs of $430 and $755 for the three and six months ended June 30, 2006, respectively. The Company’s selling, general and administrative expenses include share-based compensation costs of $2,945 and $5,411 for the three and six months ended June 30, 2006, respectively. See “Notes to Condensed Consolidated Financial Statements—8. Performance Award Plans.”

•       During the second quarter, the Company’s Television segment aired most of its 2006 World Cup games, which generated revenues and costs that did not exist in 2005. During the three and six months ended June 30, 2006, the 2006 FIFA World Cup contributed an estimated $84.5 and

$88.7 million of incremental net revenue and an estimated $4.0 and $4.8 million of incremental operating income before depreciation and amortization, respectively.

•  The music segment experienced a significant financial downturn during the three and six months ended June 30, 2006, which the Company attributes to underperforming releases, slippage in the release schedule and a continued high level of returns compounded by political and economic factors impacting its consumers.

•       On March 2, 2006, the Company and Entravision completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate sale price of $51.1 million, or $7.30 per share. This share repurchase transaction, coupled with the recent closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%. The Company recognized a gain on the repurchase transaction of approximately $1.3 million.

•       For the three and six months ended June 30, 2006, the Company incurred strategic alternative costs of $6,556 and $7,392, respectively.

•       For the three and six months ended June 30, 2006, the Company incurred $6,447 and $7,859, respectively, related to the Televisa litigation regarding its PLA. Included in these amounts are approximately $5.9 million paid under protest.

•       In the second quarter of 2005, the Company recorded a charge for a non temporary decline in the fair value of its Entravision investment of $48,336. The Company did not record a tax benefit related to the charge. The Company recorded a deferred tax asset of $18,900 related to its capital loss that was offset by a valuation allowance for the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded will not be realized.

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005 (Dollars in thousands)

Net Revenues.   Net revenues were $633,949 in 2006 compared to $508,464 in 2005, an increase of $125,485 or 24.7%. The Company’s television segment net revenues were $489,022 in 2006 compared to $354,665 in 2005, an increase of $134,357 or 37.9%. The growth was attributable to the Company’s three television networks, resulting primarily from an increase in advertising revenues due to the 2006 World Cup games. The owned-and-operated stations also had increased net revenues related to the 2006 World Cup games, which were attributable primarily to the Los Angeles, New York, Phoenix, Dallas and Miami markets. The Company’s radio segment had net revenues of $104,289 in 2006 compared to $99,282 in 2005, an increase of $5,007 or 5%. The growth was attributable primarily to the stations in the Los Angeles, Chicago, Phoenix and Miami markets. The Company’s music segment generated net revenues of $30,288 in 2006 compared to $48,893 in 2005, a decrease of $18,605 or 38.1%. The decrease in the music segment is primarily due to a general softness in the market and increased returns. The Company’s Internet segment had net revenues of $10,350 in 2006 compared to $5,624 in 2005, an increase of $4,726 or 84%, primarily related to an increase in advertisers and increased spending from existing advertisers.

Expenses.   Direct operating expenses increased to $248,441 in 2006 from $180,046 in 2005, an increase of $68,395 or 38%. The Company’s television segment direct operating expenses were $206,207 in 2006 compared to $133,430 in 2005, an increase of $72,777 or 54.5%. The increase is due primarily to 2006 World Cup costs of $80,498, increased license fee expense of $3,922 paid under our Program License Agreements offset by a decrease in programming costs of $12,199. The decrease in the Company’s programming costs were due primarily to the benefits resulting from the Company’s cost reduction plan implemented in the fourth quarter of 2005. The Company’s radio segment had direct operating expenses of $17,328 in 2006 compared to $16,663 in 2005, an increase of $665 or 4%. The increase is due primarily to increased programming costs of $633. The Company’s music segment’s direct operating expenses were $21,574 in 2006 compared to $26,904 in 2005, a decrease of $5,330 or 19.8%. The decrease was attributable to decreased production costs resulting from lower sales. The Company’s Internet segment had direct operating expenses of $3,332 in 2006 compared to $3,049 in 2005, an increase of $283 or 9.3%. The Company’s direct operating expenses include share-based compensation costs of $430. As a percentage of net revenues, the Company’s direct operating expenses increased from 35.4% in 2005 to 39.2% in 2006.

Selling, general and administrative expenses increased to $164,540 in 2006 from $145,561 in 2005, an increase of $18,979 or 13%. The Company’s television segment selling, general and administrative expenses were $106,984 in 2006 compared to $87,402 in 2005, an increase of $19,582 or 22.4%. The increase is due primarily to increased Televisa litigation costs of $6,447 and strategic alternative costs of $6,538, increased general and administrative compensation costs of $3,340, share-based compensation costs in general and administrative expenses of $1,347 and increased research costs of $894. The Company’s radio segment had selling, general and administrative expenses of $42,524 in 2006 compared to $40,736 in 2005, an increase of $1,788 or 4.4%. The increase is due primarily to share-based compensation costs in general and administrative expenses of $690 and increased promotion costs of $958. The Company’s music segment had selling, general and administrative expenses of $11,104 in 2006 compared to $14,956 in 2005, a decrease of $3,852. The decrease is due primarily to a decrease in promotion costs of $1,047 and a decrease in general and administrative compensation costs of $2,361. The Company’s Internet segment had selling, general and administrative expenses of $3,928 in 2006 compared to $2,467 in 2005, an increase of $1,461. The Company’s selling, general and administrative expenses include share-based compensation costs of $2,945. As a percentage of net revenues, the Company’s selling, general and administrative expenses decreased from 28.6% in 2005 to 26% in 2006.

Depreciation and amortization.   Depreciation and amortization decreased to $22,727 in 2006 from $23,389 in 2005, a decrease of $662 or 2.8%. The Company’s depreciation expense increased to $20,353 in 2006 from $19,196 in 2005, an increase of $1,157 primarily related to increased capital expenditures. The Company had amortization of intangible assets of $2,374 and $4,193 in 2006 and 2005, respectively, a decrease of $1,819, which is due primarily to a reduction of music intangible assets being amortized, primarily artist contracts.

Depreciation and amortization expense for the television segment increased by $274 to $17,002 in 2006 from $16,728 in 2005. Depreciation and amortization expense for the radio segment increased by $275 to $3,062 in 2006 from $2,787 in 2005. Depreciation and amortization expense for the music segment decreased by $1,304 to $2,129 in 2006 from $3,433 in 2005, related primarily to a reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years, but most were fully amortized by the end of 2005. Depreciation and amortization expense for the Internet segment increased by $93 to $534 in 2006 from $441 in 2005.

Operating income.   As a result of the above factors, operating income increased to $198,241 in 2006 from $159,468 in 2005, an increase of $38,773 or 24.3%. The Company’s television segment had operating income of $158,829 in 2006 and $117,105 in 2005, an increase of $41,724 or 35.6%. The Company’s radio segment had operating income of $41,375 in 2006 compared to $39,096 in 2005, an increase of $2,279 or 5.8%. The Company’s music segment had an operating loss of $4,519 in 2006 compared to operating income of $3,600 in 2005, a decrease of $8,119. The Company’s Internet segment had operating income of $2,556 in 2006 compared to an operating loss of $333 in 2005, an improvement of $2,889. As a percentage of net revenues, the Company’s operating income decreased from 31.4% in 2005 to 31.3% in 2006.

Interest expense, net.   Interest expense increased to $23,502 in 2006 from $19,014 in 2005, an increase of $4,488 or 23.6%. The increase is due to higher interest rates and borrowings from the revolving credit facility to fund the 2005 stock repurchase plan and the acquisition of WLII in 2005.

Stock dividend.   Equity Broadcasting Corporation stock dividend income was $453 in 2006 and in 2005. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. See “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

Non temporary decline in fair value of investment.   In 2005, the Company recorded a charge for a non temporary decline in the fair value of its Entravision investment of $48,336.

Equity income in unconsolidated subsidiaries and other.   Equity income in unconsolidated subsidiaries and other improved by $261 to income of $496 in 2006 from income of $235 in 2005, due primarily to higher income related to the Company’s equity method investments.

Noncontrolling interest in variable interest entities.   Under the guidelines of FIN 46, the Company is required to consolidate the operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family. Consequently, the Company recorded a noncontrolling interest loss of $21 in 2006, related to the Chavez family’s 50% ownership of Disa. The Company consolidated WLII for the six months ended June 30, 2005 when it was owned 100% by Raycom. On June 30, 2005, the Company acquired WLII for approximately $190,000, excluding acquisition costs. In 2005, the Company recorded noncontrolling interest loss of $202 related to its variable interest entities. By recording the noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. WLII’s net income has no impact on our net income through June 30, 2005 since Raycom owned 100% of WLII.

Provision for income taxes.   In 2006, the Company reported an income tax provision of $67,640, representing $53,945 of current tax expense and $13,695 of deferred tax expense. In 2005, the Company reported an income tax provision of $55,673, representing $45,615 of current tax expense and $10,058 of deferred tax expense. The total effective tax rate was 38.6% in 2006 and 60.7% in 2005. The Company’s effective tax rate of 38.6% for 2006 is lower than the 60.7% for 2005 due primarily to a $1.7 million benefit realized in 2006 from the reversal of the valuation allowance relating to the non temporary decline in the fair value of the Entravision investment, and to a charge for a non temporary decline in the fair value of the Entravision investment, for which no tax benefit was recorded in 2005.

Net income.   As a result of the above factors, the Company reported net income in 2006 of $107,420 compared to net income of $36,104 in 2005, an increase of $71,316. As a percentage of net revenues, the Company’s net income increased from 7.1% in 2005 to 16.9% in 2006.

Operating income before depreciation and amortization.   Operating income before depreciation and amortization increased to $220,968 in 2006 from $182,857 in 2005, an increase of $38,111 or 20.8%. As a percentage of net revenues, the Company’s operating income before depreciation and amortization decreased from 36.0% in 2005 to 34.9% in 2006.

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
	(In thousands)
Operating income before depreciation and amortization	$220,968	$182,857
Depreciation and amortization	22,727	23,389
Operating income	198,241	159,468
Other expense (income):
Interest expense, net	23,502	19,014
Amortization of deferred financing costs	607	827
Stock dividend	(453)	(453)
Equity income in unconsolidated subsidiaries and other	(496)	(235)
Non temporary decline in fair value of investment	—	48,336
Noncontrolling interest in variable interest entities	21	202
Provision for income taxes	67,640	55,673
Net income	$107,420	$36,104

	Three Months Ended June 30, 2006
	Consolidated	Television	Radio	Music	Internet
	(In thousands)
Operating income before depreciation and amortization	$220,968	$175,831	$44,437	$(2,390)	$3,090
Depreciation and amortization	22,727	17,002	3,062	2,129	534
Operating income (loss)	$198,241	$158,829	$41,375	$(4,519)	$2,556

	Three Months Ended June 30, 2005
	Consolidated	Television	Radio	Music	Internet
	(In thousands)
Operating income (loss) before depreciation and amortization	$182,857	$133,833	$41,883	$7,033	$108
Depreciation and amortization	23,389	16,728	2,787	3,433	441
Operating income (loss)	$159,468	$117,105	$39,096	$3,600	$(333)

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005 (Dollars in thousands)

Net Revenues.   Net revenues were $1,083,735 in 2006 compared to $941,483 in 2005, an increase of $142,252 or 15.1%. The Company’s television segment net revenues were $812,171 in 2006 compared to $648,872 in 2005, an increase of $163,299 or 25.2%. The growth was attributable to the Company’s three television networks, resulting primarily from an increase in advertising revenues due to the 2006 World Cup games and increased subscriber fees, which include a favorable adjustment of $5,866 related to programming services provided to a cable operator, which was not previously recognized. The owned-and-operated stations also had increased net revenues related to the 2006 World Cup games, which were attributable primarily to the Los Angeles, New York, Phoenix, Dallas and Houston markets. The Company’s radio segment had net revenues of $176,838 in 2006 compared to $170,755 in 2005, an increase of $6,083 or 3.6%. The growth was attributable primarily to the stations in the Los Angeles, Chicago, Phoenix and San Antonio markets. The Company’s music segment generated net revenues of $77,453 in 2006 compared to $111,108 in 2005, a decrease of $33,655 or 30.3%. The decrease in the music segment is primarily due to a general softness in the market and increased returns. The Company’s Internet segment had net revenues of $17,273 in 2006 compared to $10,748 in 2005, an increase of $6,525 or 60.7%, primarily related to an increase in advertisers and increased spending from existing advertisers.

Expenses.   Direct operating expenses increased to $426,240 in 2006 from $364,930 in 2005, an increase of $61,310 or 16.8%. The Company’s television segment direct operating expenses were $335,099 in 2006 compared to $260,951 in 2005, an increase of $74,148 or 28.4%. The increase is due primarily to 2006 World Cup costs of $83,875, increased license fee expense of $12,223 paid under our Program License Agreements offset by a decrease in other programming costs of $22,490. The decrease in the Company’s programming costs were due primarily to the benefits resulting from the Company’s cost reduction plan implemented in the fourth quarter of 2005. The Company’s radio segment had direct operating expenses of $35,421 in 2006 compared to $33,406 in 2005, an increase of $2,015 or 6%. The increase is due primarily to increased programming costs of $1,954. The direct operating expenses of the Company’s music segment were $49,048 in 2006 compared to $64,518 in 2005, a decrease of $15,470 or 24%. The decrease was attributable to decreased production costs resulting from lower sales. The Company’s Internet segment had direct operating expenses of $6,672 in 2006 compared to $6,055 in 2005, an increase of $617 or 10.2%. The Company’s direct operating expenses include share-based compensation costs of $755. As a percentage of net revenues, the Company’s direct operating expenses increased from 38.8% in 2005 to 39.3% in 2006.

Selling, general and administrative expenses increased to $308,568 in 2006 from $277,341 in 2005, an increase of $31,227 or 11.3%. The Company’s television segment selling, general and administrative expenses were $192,990 in 2006 compared to $167,605 in 2005, an increase of $25,385 or 15.1%. The increase is due primarily to increased research costs of $3,810, increased general and administrative compensation costs of $5,219, share-based compensation costs in general and administrative expenses of $2,529, Televisa litigation costs of $7,859 and strategic alternative costs of $7,374 offset by a decrease in promotion costs of $1,817. The Company’s radio segment had selling, general and administrative expenses of $81,709 in 2006 compared to $76,552 in 2005, an increase of $5,157 or 6.7%. The increase is due primarily to an asset impairment charge of $1,659, share-based compensation costs in general and administrative expenses of $1,208 and increased promotion costs of $1,445. The Company’s music segment had selling, general and administrative expenses of $26,493 in 2006 compared to $27,536 in 2005, a decrease of $1,043. The decrease is due primarily to a decrease in compensation costs. The Company’s Internet segment had selling, general and administrative expenses of $7,376 in 2006 compared to $5,648 in 2005, an increase of $1,728. The Company’s selling, general and administrative expenses include share-based compensation costs of $5,411. As a percentage of net revenues, the Company’s selling, general and administrative expenses decreased from 29.5% in 2005 to 28.5% in 2006.

Depreciation and amortization.   Depreciation and amortization decreased to $45,690 in 2006 from $47,233 in 2005, a decrease of $1,543 or 3.3%. The Company’s depreciation expense increased to $40,689 in 2006 from $39,165 in 2005, an increase of $1,524 primarily related to increased capital expenditures. The Company had amortization of intangible assets of $5,001 and $8,068 in 2006 and 2005, respectively, a decrease of $3,067, which is due primarily to a reduction of music intangible assets being amortized, primarily artist contracts.

Depreciation and amortization expense for the television segment increased by $1,115 to $34,178 in 2006 from $33,063 in 2005 due to increased depreciation expense related to increased capital expenditures. Depreciation and amortization expense for the radio segment decreased by $34 to $5,938 in 2006 from $5,972 in 2005. Depreciation and amortization expense for the music segment decreased by $2,798 to $4,537 in 2006 from $7,335 in 2005, related primarily to a reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years, but most were fully amortized by the end of 2005. Depreciation and amortization expense for the Internet segment increased by $174 to $1,037 in 2006 from $863 in 2005.

Operating income.   As a result of the above factors, operating income increased to $303,237 in 2006 from $251,979 in 2005, an increase of $51,258 or 20.3%. The Company’s television segment had operating income of $249,904 in 2006 and $187,253 in 2005, an increase of $62,651 or 33.5%. The Company’s radio segment had operating income of $53,770 in 2006 compared to $54,825 in 2005, a decrease of $1,055 or 1.9%. The Company’s music segment had an operating loss of $2,625 in 2006 compared to operating income of $11,719 in 2005, a decrease of $14,344. The Company’s Internet segment had operating income of $2,188 in 2006 compared to an operating loss of $1,818 in 2005, an improvement of $4,006. As a percentage of net revenues, the Company’s operating income decreased from 28% in 2005 to 26.8% in 2006.

Interest expense, net.   Interest expense increased to $47,771 in 2006 from $38,362 in 2005, an increase of $9,409 or 24.5%. The increase is due to higher interest rates and borrowings from the revolving credit facility to fund the 2005 stock repurchase plan and the acquisition of WLII in 2005.

Stock dividend.   Equity Broadcasting Corporation stock dividend income was $906 in 2006 and in 2005. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. See “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

Equity income in unconsolidated subsidiaries and other.   Equity income in unconsolidated subsidiaries and other improved by $882 to income of $1,128 in 2006 from income of $246 in 2005, due primarily to higher income related to the Company’s equity method investments.

Non temporary decline in fair value of investment.   In 2005, the Company recorded a charge for a non temporary decline in the fair value of its Entravision investment of $48,336.

Gain on sale of Entravision stock.   On March 2, 2006, the Company and Entravision Communications Corporation completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate sale price of $51.1 million, or $7.30 per share. The Company recognized a gain on the repurchase transaction of approximately $1,260 in the first quarter of 2006. This share repurchase transaction, coupled with the recent closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%.

Noncontrolling interest in variable interest entities.   Under the guidelines of FIN 46, the Company is required to consolidate the operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family. Consequently, the Company recorded a noncontrolling interest loss of $1,553 in 2006, related to the Chavez family’s 50% ownership of Disa. The Company consolidated WLII for the six months ended June 30, 2005 when it was owned 100% by Raycom. On June 30, 2005, the Company acquired WLII for approximately $190,000, excluding acquisition costs. In 2005, the Company recorded noncontrolling interest income of $705 related to its variable interest entities. By recording the noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. WLII’s net income has no impact on our net income through June 30, 2005 since Raycom owned 100% of WLII.

Provision for income taxes.   In 2006, the Company reported an income tax provision of $94,438, representing $66,235 of current tax expense and $28,203 of deferred tax expense. In 2005, the Company reported an income tax provision of $84,901, representing $64,035 of current tax expense and $20,866 of deferred tax expense. The total effective tax rate was 36.9% in 2006 and 51.3% in 2005. The Company’s effective tax rate of 36.9% for 2006 is lower than the 51.3% for 2005 due primarily to a $2.1 million benefit realized from the reversal of the valuation allowance relating to the non temporary decline in the fair value of the Entravision investment, and a tax benefit recorded in 2006 of $5,697, resulting from the resolution of various federal and state income tax audits. Additionally, in 2005 the Company recorded a charge for a non temporary decline in the fair value of the Entravision investment, for which no tax benefit was recorded.

Net income.   As a result of the above factors, the Company reported net income in 2006 of $161,323 compared to net income of $80,582 in 2005, an increase of $80,741 or 100.2%. As a percentage of net revenues, the Company’s net income increased from 8.6% in 2005 to 14.9% in 2006.

Operating income before depreciation and amortization.   Operating income before depreciation and amortization increased to $348,927 in 2006 from $299,212 in 2005, an increase of $49,715 or 16.6%. As a percentage of net revenues, the Company’s operating income before depreciation and amortization increased from 31.8% in 2005 to 32.2% in 2006.

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
	(unaudited, in thousands)
Operating income before depreciation and amortization	$348,927	$299,212
Depreciation and amortization	45,690	47,233
Operating income	303,237	251,979
Other expense (income):
Interest expense, net	47,771	38,362
Amortization of deferred financing costs	1,446	1,655
Gain on sale of Entravision stock	(1,260)	—
Stock dividend	(906)	(906)
Equity income in unconsolidated subsidiaries and other	(1,128)	(246)
Non temporary decline in fair value of investment	—	48,336
Noncontrolling interest in variable interest entities	1,553	(705)
Provision for income taxes	94,438	84,901
Net income	$161,323	$80,582

	Six Months Ended June 30, 2006
	Consolidated	Television	Radio	Music	Internet
	(In thousands)
Operating income before depreciation and amortization	$348,927	$284,082	$59,708	$1,912	$3,225
Depreciation and amortization	45,690	34,178	5,938	4,537	1,037
Operating income (loss)	$303,237	$249,904	$53,770	$(2,625)	$2,188

	Six Months Ended June 30, 2005
	Consolidated	Television	Radio	Music	Internet
	(In thousands)
Operating income (loss) before depreciation and amortization	$299,212	$220,316	$60,797	$19,054	$(955)
Depreciation and amortization	47,233	33,063	5,972	7,335	863
Operating income (loss)	$251,979	$187,253	$54,825	$11,719	$(1,818)

Liquidity and Capital Resources (Dollars in thousands)

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service, capital expenditures and operations historically have been, and we expect will continue to be, provided by funds from operations and by borrowings.

Cash and cash equivalents were $108,341 at June 30, 2006, and $99,400 at December 31, 2005. The increase of $8,941 was attributable to net cash provided from operating activities of $148,918 and proceeds from the issuance of long-term debt of $270,000, the sale of Entravision stock of $51,100, proceeds from stock options exercised of $23,081 and other sources of funds of $4,145 offset by bank repayments of $418,055, capital expenditures of $49,483 and other uses of funds of $20,765. Cash and cash equivalents related to Disa are $26,547 and $36,246 at June 30, 2006 and at December 31, 2005, respectively.

Capital Expenditures

Capital expenditures totaled $49,483 for the six months ended June 30, 2006. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. In 2006, the Company plans on spending a total of approximately $105,000, which consists of $22,000 for station facilities primarily in Houston and Puerto Rico; $23,000 for Univision Network upgrades and facilities expansion; $6,000 primarily for radio station facility upgrades; $6,000 for TeleFutura Network upgrades and facilities expansion; and approximately $48,000 primarily for normal maintenance expenditures.

Stock Repurchase Plan

On November 1, 2005, the Company’s Board of Directors approved the repurchase of an additional $500 million of its outstanding Class A Common Stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006. No shares have been repurchased under the plan in 2006.

Debt Instruments

The Company’s 7.85% senior notes due 2011 have a face value of $500 million and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year. The 7.85% senior notes due 2011 with a face value of $500 million have a book value of $497.2 million and a fair value of approximately $513.7 million at June 30, 2006.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700 million. These senior notes have a face value of $250 million, $200 million and $250 million, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. As part of the $700 million note transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At June 30, 2006, the Company had a swap liability with a fair value of $15.9 million reported in other long-term liabilities related to this transaction. The $700 million senior notes are carried at fair value at June 30, 2006.

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

On March 17, 2006, the Company entered into a new revolving credit facility that will mature on March 17, 2011 with a syndicate of commercial lenders. This credit facility replaced the Company’s prior revolving credit facility, which it entered into on July 18, 2001. The aggregate amount of the commitments under the new revolving credit facility is $1 billion, which includes a $100 million sublimit for the issuance of standby letters of credit. The Company has the right, subject to certain customary conditions, and at the option of the Company’s Board of Directors, to effectuate an increase of up to $500 million in the aggregate amount of the commitments. No lender is obligated to participate in any such increase. At June 30, 2006, the Company had bank borrowings outstanding under its revolving credit facility of $168 million resulting primarily from the Company’s repurchases of its Class A Common Stock in 2005. The Company’s existing revolving credit facility will terminate upon completion of the Merger. The Company has approximately $56 million of letters of credit outstanding under the credit facility, which primarily includes $49 million related to the FIFA World Cup Agreement.

Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Bank of America or 0.50% per annum over the federal funds rate. Depending on the rating assigned by rating agencies to our senior unsecured debt, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.19% to 0.475% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 0.475% as of June 30, 2006. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the six months ended June 30, 2006, the Company’s effective interest rate, excluding deferred financing costs, on its bank debt and senior notes was approximately 6.43%.

The credit agreement contains customary covenants, including restrictions on liens and financial covenants relating to interest coverage and leverage ratios. The credit agreement also restricts investments and cash dividends if a default exists or would result there from. Under the credit agreement, the Company is also limited in the amount of secured debt and subsidiary debt it can incur and in its ability to sell assets, engage in mergers and engage in material lines of business substantially different from business generally considered to be in the media and communications industry. At June 30, 2006, the Company was in compliance with its financial covenants.

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

On June 27, 2006, Moody’s downgraded the Company’s senior unsecured debt rating to Baa3 from Baa2. Additionally, on June 29, 2006, Standard & Poor’s lowered the Company’s senior unsecured debt rating to BB- from BBB-. The downgrades were related to concerns over the debt the Company may incur on in connection with the planned sale to Buyer. As a result of these downgrades, the Company’s LIBOR interest rate margin on its revolving credit facility increased from 0.30% to 0.475% per annum.

Change in Control Retention Bonus and Severance Plans

In connection with the Merger Agreement, the Company has established change in control retention bonus and severance plans to provide retention incentives for selected key employees of the Company and its subsidiaries to encourage them to remain as employees of the Company, to use their best efforts to ensure the sustained performance results of the Company and to ensure a successful completion of a change in control.

Under the change in control severance plan applicable to certain of  the Company’s  officers (other than A. Jerrold Perenchio),   (a) estimated severance benefits payable to such officers upon termination of employment without cause or for good reason in connection with a change in control total approximately $31 million in cash,  and  (b)  estimated prorated bonus payments  to each of  such  officers total approximately $1.7 million in cash  (assuming that the closing date of the merger occurs on March 26, 2007).

Under the change in control retention bonus plan applicable to the Company’s executive officers (other than A. Jerrold Perenchio), such executive officers were awarded restricted stock units that will remain outstanding at the closing of the merger and will vest and be paid on the earlier of 90 days following the merger (if the holder is employed by the Buyer on such date) or the earlier termination of such holder without cause or resignation for good reason after the merger. The estimated amount that would become payable under such plan to the executive officers upon change in control total $14.5 million.

Estimated payments, which are payable to other employees at the earlier of the merger closing date or Spring 2007 under the change in control employee retention bonus plan, are estimated to be $3.3 million in cash and will be expensed through the Spring of 2007. In addition, upon the closing of the merger, all unvested restricted stock units and unvested stock options will accelerate.

Acquisitions

On January 1, 2006, the Company acquired radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for approximately $90 million. The Company paid for the acquisition with shares of Entravision common stock held by the Company.

The Company continues to explore acquisition opportunities to complement and capitalize on its existing business and management. The purchase price for any future acquisitions may be paid with (a) cash derived from operating cash flow, (b) proceeds available under bank facilities, (c) proceeds from future debt or equity offerings, or (d) any combination thereof. Under the merger agreement, the Company is restricted from making business acquisitions or acquiring any material amount of assets in connection with acquisitions or investments with a purchase price in excess of $100 million in the aggregate.

Contractual Obligations & Other Pending Transactions

The Merger Agreement

The Company has entered into a merger agreement, dated as of June 26, 2006 with Umbrella Holdings, LLC (“Buyer”) and Umbrella Acquisition, Inc., a wholly owned subsidiary of Buyer (“Acquisition Sub”), whereby Buyer will acquire the Company. For more information related to the merger see “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

Puerto Rico Lease

The Company is party to a lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the latter part of 2007. The term of the lease is 50 years. The sum of the lease payments will be approximately $74 million over 50 years.

Disa

In June 2001, the Company acquired a 50% interest in Disa. The Company has a call right and the Chavez family, who owns the other 50% interest in Disa, has a put right starting in June 2006, which will require the Company to purchase the remaining 50% interest for $75 million, subject to certain upward adjustments. See “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

Univision Music Group

Diara Inc., which is wholly-owned by José Behar, President and Chief Executive Officer of Univision Music Group, had a put right and the Company had a call right that required the Company to purchase a portion of Diara’s interest in Univision Music LLC in 2006 at an amount capped at $8 million. On May 12, 2006, the Company made a payment of $8 million to José Behar in accordance with this agreement. In 2009, Diara has a put right and the Company has a call right that would require the Company to purchase the remainder of Diara’s interest in Univision Music LLC. At June 30, 2006 the Company has a total of $3.7 million accrued related to these rights.

Cost Reduction Plan

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the current workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30.3 million in the fourth quarter of 2005. The plan was substantially completed during the fourth quarter of 2005. At December 31, 2005, and June 30, 2006, the Company had liabilities related to the cost reduction plan of approximately $11.3 and of $4.4 million, respectively.

World Cup Rights

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

In August 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150 million are due over the term of the agreement. Payments of $33 million are expected to be made in the third quarter of 2006 related to these rights.

As the Company makes each payment, the next scheduled payment under the contract will be supported by a letter of credit. In addition to these payments and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The rights fees are being amortized over the 2002/2006 World Cups and other interim FIFA events based on the flow-of-income method. Under the flow-of-income method, the costs for the 2006 World Cup games, excluding advertising, promotion and broadcast costs, are approximately $100 million for the rights fees.

The funds for any payments discussed above are expected to come from cash from operations and/or borrowings from the Company’s revolving credit facility.

Entravision Investment

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all of its Entravision voting common stock for 36,926,600 shares of Class U common stock. The Entravision Class U common stock has limited voting rights and does not include the right to elect directors. Also, as part of the consent decree with the DOJ, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006, which we complied with and continue to monitor as noted below, and 10% by March 26, 2009.

The Company’s cost basis in its investment in Entravision stock is $7.12 per share. Entravision’s stock price on June 30, 2006 was $8.57 and on August 1, 2006 was $7.60. Any gain or loss on future transactions involving Entravision stock will be measured by comparing the cost basis of $7.12 per share to the fair value of the Entravision stock at the transaction date. The Company monitors the Entravision stock price, its operating results, the performance and outlook for the media sector in general and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision.

On January 1, 2006, the Company acquired radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for approximately $90 million. The Company paid for the acquisition with shares of Entravision common stock held by the Company.

On March 2, 2006, the Company and Entravision completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate sale price of $51.1 million, or $7.30 per share. This share repurchase transaction, coupled with the recent closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%. The Company recognized a gain on the repurchase transaction of approximately $1.3 million.

Due to Entravision option terminations during the quarter, the Company’s non-voting ownership interest on a fully converted basis in Entravision increased to approximately 15.06% at June 30, 2006. As of July 10, 2006, the Company sold 200,000 shares of its Entravision Class U common stock for an aggregate sale price of $1.6 million, which reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%.

Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations listed below, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank credit facility will be adequate to meet liquidity needs in the near and foreseeable future. These conclusions do not reflect the impact of the potential merger.

Below is a summary of the Company’s major contractual payment obligations as of June 30, 2006:

Major Contractual Obligations
As of June 30, 2006

	Payments Due By Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Senior notes principal	$250,000	$200,000	$250,000	$—	$—	$500,000	$1,200,000
Senior notes interest-fixed	19,625	39,250	39,250	39,250	39,250	39,250	215,875
Senior notes interest-variable(a)	19,108	24,846	13,831	—	—	—	57,785
Estimated bank debt interest(b)	2,740	—	—	—	—	—	2,740
Bank debt	—	—	—	—	—	168,000	168,000
Operating leases	15,312	34,619	33,026	29,498	27,292	140,446	280,193
Capital leases	3,667	7,260	7,260	7,260	7,260	37,153	69,860
Puerto Rico building lease	—	—	1,017	1,017	1,017	70,931	73,982
Spanish programming(c)	62,083	54,539	40,228	43,920	87,216	170,675	458,661
English programming(d)	1,263	1,662	1,395	1,351	223	—	5,894
Nielsen(e)	20,822	35,973	26,157	20,079	21,028	26,115	150,174
Music license fees	8,376	11,681	8,427	5,227	—	—	33,711
Other	1,143	2,183	2,014	1,522	949	2,898	10,709
	$404,139	$412,013	$422,605	$149,124	$184,235	$1,155,468	$2,727,584

(a)           Interest expense is based on the LIBOR rate at June 30, 2006.

(b)          Interest expense related to the bank debt outstanding at June 30, 2006.

(c)           Amounts exclude the license fees that will be paid in accordance with the Program License Agreement, which is based primarily on 15% of Combined Net Time Sales. Amounts include broadcast rights’ costs for the 2006, 2010, and 2014 World Cup and other FIFA events.

(d)          Programming costs relates to the USA Broadcasting acquisition in 2001.

(e)           In the first quarter of 2006, Univision Network and TeleFutura Network became available on Nielsen’s national ratings service, Nielsen Television Index (NTI), which provides television ratings for all of the major U.S. networks. The total cost associated with these subscriptions is approximately $5 million, with payments ending in August 2007. The Company has other agreements with Nielsen, one of which expires in 2006.

Below are items not included in the summary table above:

The Company, which owns 50% of Disa, has a call right and the Chavez family, who owns the other 50% interest in Disa, has a put right starting in June 2006, that will require the Company to purchase the remaining 50% interest for $75 million, subject to certain upward adjustments. This amount is not reflected in the table above since the Company is not obligated to exercise its call right and the Chavez Family is not obligated to exercise its put right to purchase the remaining 50% interest in Disa. See “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

The amounts in the table above do not reflect any contractual obligations related to the potential merger, including any potential severance or bonus payments.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include: cancellation or reductions in advertising; failure of our new or existing businesses to produce projected revenues or cash flow; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the FCC; a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; unanticipated interruption in our broadcasting for any reason, including acts of terrorism; write downs of the carrying value of assets due to impairment; and a failure to achieve profitability, growth or anticipated cash flows from acquisitions. Factors that could cause our forward-looking statements relating to the merger to differ materially from those expressed or implied by the forward-looking statements include: financial performance of the Company through the completion of the merger; satisfaction of the closing conditions set forth in the Merger Agreement, including the approval of the Company’s stockholders and regulatory approvals; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the outcome of any legal proceedings instituted against the Company and others in connection with the Merger; the failure of the merger to close for any reason; business uncertainty and contractual restrictions during the pendency of the merger; significant delay in the expected completion of the Merger; Regulatory review, approvals and restrictions; and diversion of management’s attention from ongoing business concerns.

Actual results may differ materially due to these risks and uncertainties and those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 with the Securities and Exchange Commission.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company’s overall interest rate exposure on its fixed-to-float interest rate swap on its senior notes of $700 million and its bank loans outstanding of $168 million at June 30, 2006, a change of 10% in interest rates would have an impact of approximately $4.9 million on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700 million. The Company’s 2.875%, 3.5% and 3.875% senior notes have a face value of $250 million, $200 million and $250 million, respectively. We received net proceeds of $694.5 million from the issuance of these senior notes, which pay simple interest on April 15 and October 15 of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At June 30, 2006, the Company had a swap liability of $15.9 million reported in other long-term liabilities related to this transaction. See “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

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

Item 4.                        Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of June 30, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.                        Legal Proceedings

Televisa Program License Agreement Litigation

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

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa and certainly not in material breach. On March 15, 2006, the Company made a payment, under protest, of approximately $6 million related to the Televisa litigation and has subsequently paid approximately $5.9 million of additional costs, also under protest. The Company seeks recovery of this amount via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the Filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new proposed Complaint raises the same allegations of material breach contained in Televisa’s January 31 answer to the Company’s counterclaims and in its February 16 notice of purported material breaches. Among other claims, the new proposed Complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

On May 5, 2006, the Company filed its Answer to the Second Amended Complaint, denying Televisa’s principal substantive allegations, denying liability, and asserting various affirmative defenses. On May 12, 2006, the Court reset the discovery cut-off date in the case for December 29, 2006, and the trial date for June 19, 2007. As of May 22, 2006, the Company filed its First Amended Counterclaims, which added a claim for declaratory relief that the Company was not in material breach of the PLA or the Soccer Agreement and that it had received inadequate notice of any alleged breaches. Televisa sent a letter on June 2, 2006, notifying the Company that the 90-day cure period had expired for certain breaches alleged in Televisa’s February 16, 2006 notice of purported material breaches under the PLA and the Soccer Agreement. In that June 2, 2006 letter, Televisa contended that because the Company had purportedly failed to cure these and other breaches, some of which Televisa asserted were not susceptible of being cured, Televisa therefore had the right to terminate the PLA, the Soccer Agreement, and a related Guaranty given by Grupo Televisa to the Company. Televisa indicated, however, that it was not at that time exercising its purported termination rights and that it was seeking a declaration of its right to terminate in the litigation between the companies. On July 20, 2006, the parties participated in a mediation conducted by a retired judge and no issues were resolved. The Company intends to defend the litigation and pursue its counterclaims vigorously, and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

On July 19, 2006, Televisa filed a complaint in Los Angeles Superior Court seeking a judicial declaration that on and after December 19, 2006, it may, without liability to Univision, transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet. The Company was served with the new complaint on July 21, 2006. The Company intends to defend the action vigorously.

Disa Acquisition Litigation

The Company’s wholly-owned subsidiary, Univision Music, Inc., and Domingo Chavez, Patricia Chavez and certain other Chavez family members and affiliates (collectively, the “Chavez Family”) are parties to a unit purchase agreement (“UPA”), dated as of June 29, 2001. Under the UPA, the Company acquired a 50% interest in Disa LLC and subsidiaries (“Disa”), which was formed in 2001 as a holding company for the music recording and publishing business that had been previously owned and operated solely by the Chavez Family. The UPA and Disa’s limited liability company agreement (“LLC Agreement”) gave the Chavez Family the right to sell to Univision Music (the “Put Right”), and Univision Music the right to buy from the Chavez Family, the remaining 50% interest in Disa on or after June 29, 2006. The payment of the purchase price for the remaining 50% interest in Disa is conditioned upon, among other things, the parties’ execution of an escrow agreement, and the Chavez Family’s deposit of $18.75 million into escrow, representing the liquidated damages to be paid to Univision Music in the event of breach of noncompetition agreements delivered by certain members of the Chavez Family.

On July 17, 2006, the Chavez Family filed a complaint in the United States District Court for the Central District of California alleging that it had exercised the Put Right on June 29, 2006 and that Univision Music had anticipatorily breached the LLC Agreement by declaring that it would not accept an alleged deposit of the Escrow Funds or purchase the remaining 50% interest in Disa pursuant to the Put Right. The complaint further alleges, among other things, that prior to complying with the Put Right, Univision demanded that the previously delivered noncompetition agreements be modified to provide for New York as their governing law. The plaintiffs seek monetary damages in the amount of $120 million and a judicial declaration against Univision Music that they are not in default of the UPA, the LLC Agreement or the noncompetition agreements and are excused from the duties and obligations under the previously delivered noncompetition agreements. We do not believe that the Chavez Family has satisfied the conditions to the exercise of the Put Right or that we are in breach of our obligations under the LLC Agreement. We intend to take all action necessary to ensure the Chavez Family’s continued performance under the UPA, the LLC Agreement and the noncompetition agreements. The Company has not yet responded to this complaint. We intend to defend the litigation and pursue our counterclaims vigorously.

Merger Related Litigation

On June 27 and 28, 2006, plaintiffs L.A. Murphy and Spencer Abrams brought putative class actions in Los Angeles Superior Court on behalf of Univision shareholders against the Company and its directors. The complaints allege that the defendants breached various fiduciary duties to public stockholders when they purportedly agreed to sell the Company for less than its true value. No discovery has occurred, and the Company has not responded to the complaints, but intends to defend these actions vigorously.

Item 1A.                Risk Factors

There have been no material changes in the discussion pertaining to the risk factors that were provided in the December 31, 2005 Annual Report on Form 10-K.

Item 2.                        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

A summary of the Company’s purchases of its Class A Common Stock during the three months ended June 30, 2006 under its $500,000,000 stock repurchase plan authorized by its Board of Directors on November 1, 2005 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 – 30, 2006	—	—	—
May 1 – 31, 2006	—	—	—
June 1 – 30, 2006	—	—	—
Total	—	—	—	$500,000,000

Item 4.                        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 10, 2006, at which stockholders elected Directors and one Alternate Director and ratified the appointment of Ernst & Young LLP as the Company’s independent public accountant for the fiscal year 2006. The number of shares of the Company’s Class A, Class P, Class T and Class V Stock present at the meeting, by proxy or in person, collectively represented 90% of the voting interest of classes of stock outstanding and eligible to vote at the Annual Meeting.

The holders of the Class A and Class P elected all eight Class A/P Directors as follows:

Nominees	Votes For	Votes Withheld
A. Jerrold Perenchio	476,624,019	79,365,981
Anthony Cassara	471,259,568	84,730,432
Harold Gaba	545,568,105	10,421,895
Alan F. Horn	543,000,472	12,989,528
Michael O. Johnson	545,585,649	10,404,351
John G. Perenchio	471,271,637	84,718,363
Ray Rodriguez	470,572,500	85,417,500
McHenry T. Tichenor, Jr.	470,545,815	85,444,185

The holders of the Class V Common Stock elected Gustavo Cisneros as the Class V Director and Alejandro Rivera as the Class V Alternate Director. All 17,837,164 shares of Class V Common Stock present at the meeting were voted in favor of their election.

The votes cast by the holders of the Class A, Class P and Class V for the ratification of the appointment of Ernst & Young LLP as the Company’s independent public accountant were as follows: 554,678,417 for, 169,585 against and 1,141,998 abstained.

Effective April 19, 2006, Ricardo Maldonado Yañez, Secretario del Consejo de Administración (Secretary of the Counsel of Administration) of Televisa, S.A. de C.V., (“Televisa”) and a member of the law firm of Mijares, Angoitia, Cortes & Fuentes SC was elected to fill a vacancy as a Class T Director of

Univision Communications Inc. (the “Company”) by the holders of the Class T Common Stock as provided in the Company’s charter documents.

Item 5.                        Other Information

Restricted Stock Units

As of May 23, 2006, the Company’s Board of Directors approved the Change in Control Retention Bonus Plan under which Messrs. Cahill, Hobson, Kranwinkle and Rodriguez were awarded 50,000; 150,000; 50,000; and 150,000 restricted stock units, respectively. The restricted stock units are subject to the terms of the Company’s existing 2004 Performance Award Plan. The restricted stock units will remain outstanding at the closing of the merger with the Buyer and will vest and be paid on the earlier of 90 days following the merger (if the holder is employed by the Buyer on such date) or the earlier termination of such holder without cause or resignation for good reason after the merger. For purposes of the Change in Control Retention Bonus Plan, each of the executive officers has “good reason” to terminate employment if there is a material adverse alteration in the nature or status of the executive’s responsibilities with the Company, there is a reduction in the executive’s salary or target bonus opportunity, the executive’s commute to work is increased by at least 50 miles, or the executive is no longer employed in the same position with a New York Stock Exchange publicly traded company that has publicly traded equity float in excess of $5 billion.

The Change in Control Retention Bonus Plan is filed as Exhibit 10.1.3 to this Quarterly Report and is incorporated herein by reference. This summary of the provisions of the Change in Control Retention Bonus Plan is qualified in its entirety by reference to the Change in Control Retention Bonus Plan.

Change in Control Severance Plan

The Company has adopted the Change in Control Severance Plan in which its named executive officers (other than A. Jerrold Perenchio) participate. Pursuant to this plan, following termination of employment without cause or for good reason in connection with a change in control of the Company, such executive officer would be entitled to the greater of (a) the amount to which the officer is entitled to receive under a written employment agreement with the Company and (b) three times the sum of (1) his annual base salary plus (2) his “Maximum Annual Bonus” (which is equal to two times his annual base salary). In addition, such executive officer would be entitled to accelerated vesting of his unvested options and other equity-based awards, if any, that were granted to him prior to the Effective Time and which remain outstanding at the time of his termination of employment, continuation of benefits for up to three years, a pro rata annual bonus, and outplacement services and legal fees. The executive officer would be entitled to a gross-up payment from the Company in certain circumstances if his benefits in connection with a change in control would be “excess parachute payments” as defined by Section 280G of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) subject to the excise tax imposed under Section 4999 of the Code. For purposes of the Change in Control Severance Plan, our executive officers have “good reason” to terminate employment if there is a material adverse alteration in the nature or status of the executive’s responsibilities with the Company, there is a reduction in the executive’s salary or target bonus opportunity, the executive’s commute to work is increased by at least 50 miles, or the executive is no longer employed in the same position with a New York Stock Exchange publicly traded company that has publicly traded equity float in excess of $5 billion.

The Change in Control Severance Plan is filed as Exhibit 10.1.4 to this Quarterly Report and is incorporated herein by reference. This summary of the provisions of the Change in Control Severance Plan is qualified in its entirety by reference to the Change in Control Severance Plan.

Item 6.                        Exhibits

Exhibit Number		Description
2.1	(9)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
2.2	(20)	Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc.
3.1	(8)	Restated Certificate of Incorporation of the Company
3.2	(11)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3	(17)	Amended and Restated Bylaws of the Company
4.1	(2)	Form of specimen stock certificate
4.2	(6)	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee
4.3	(6)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee
4.4	(12)	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011
4.5	(13)	Form of Officer’s Certificate for the Company’s 2006, 2007, and 2008 Senior Notes
4.6	(13)	Form of Supplemental Indenture for the Company’s Senior Notes Due 2006, 2007, and 2008
4.7	(13)	Form of 2.875% Senior Notes Due 2006
4.8	(13)	Form of Guarantee to Senior Notes Due 2006
4.9	(13)	Form of 3.500% Senior Notes Due 2007
4.10	(13)	Form of Guarantee to Senior Notes Due 2007
4.11	(13)	Form of 3.875% Senior Notes Due 2008
4.12	(13)	Form of Guarantee to Senior Notes Due 2008
10.1	(14)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.1.1	(20)	Voting and Proxy Agreement related to the Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc.
10.1.2	(20)	Form of Limited Guarantee related to the Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc.
10.1.3		Univision Communications Inc. Change in Control Retention Bonus Plan
10.1.4		Univision Communications Inc. Change in Control Severance Plan
10.2.1	(2)	Registration Rights Agreement dated as of October 2, 1996
10.2.2	(10)	Registration Rights Agreement dated September 22, 2003 by and between the Company and members of the Tichenor family
10.3.1	(4)	1996 Performance Award Plan

10.3.2	(15)	2004 Performance Award Plan
10.3.3	(18)	Form of employee restricted stock unit agreement
10.3.4		Form of employee restricted stock unit agreement under the Change in Control Retention Bonus Plan
10.3.5	(18)	Form of director stock option agreement
10.3.6	(18)	Form of employee stock option agreement form
10.3.7	(18)	Summary of director compensation
10.4.1	(7)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2	(7)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5	(2)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.6	(7)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1	(2)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2	(7)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3	(7)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.4	(7)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.5	(7)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.6	(11)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002
10.8	(19)

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

(13)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed October 15, 2003

(14)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2003

(15)   Previously filed as an exhibit to Univision Communications Inc.’s Definitive Proxy Statement on March 19, 2004

(16)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2004

(17)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10Q for the period ended September 30, 2005

(18)   Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2005

(19)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed March 22, 2006

(20)   Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed June 28, 2006

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC.
(Registrant)
	By	/s/ PETER h. LORI
August 4, 2006		Peter H. Lori
Corporate Controller and
Chief Accounting Officer