Form 10-Q
period 2006-09-30
UNIVISION COMMUNICATIONS INC
filed 2006-11-09
CIK 1017008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

There were 240,928,378 shares of Class A Common Stock, 35,283,284 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 17,837,164 of Class V Common Stock outstanding as of October 13, 2006.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Part 1, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$250,696	$99,400
Accounts receivable, net	454,159	395,508
Program rights	29,610	29,878
Income taxes	—	3,194
Deferred tax assets	29,103	23,150
Prepaid expenses and other	44,858	82,470
Total current assets	808,426	633,600
Property and equipment, net	591,656	563,958
Intangible assets, net	4,324,546	4,271,584
Goodwill	2,264,993	2,231,238
Deferred financing costs, net	6,479	7,123
Program rights	17,427	25,960
Investments in equity method investees	54,446	54,644
Investments in cost method investees	160,958	299,775
Other assets	31,538	40,454
Total assets	$8,260,469	$8,128,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$244,198	$283,509
Income taxes	25,124	—
Accrued interest	19,472	25,639
Accrued license fees	17,801	20,548
Program rights obligations	18,663	15,809
Current portion of long-term debt and capital lease obligations	253,766	564,016
Total current liabilities	579,024	909,521
Long-term debt	1,043,541	935,493
Capital lease obligations	46,236	33,806
Program rights obligations	14,206	20,948
Deferred tax liabilities	1,055,289	1,019,803
Other long-term liabilities	60,519	59,976
Total liabilities	2,798,815	2,979,547
Noncontrolling interest in variable interest entity	51,988	57,889
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,040,000,000 shares authorized; 307,625,799 shares issued and 307,624,585 shares outstanding in 2006 and 304,982,531 shares issued and outstanding in 2005	3,076	3,049
Paid-in-capital	4,202,332	4,133,889
Deferred compensation	—	(1,333)
Retained earnings	1,205,962	956,500
Accumulated other comprehensive losses	(1,704)	(1,205)
Total stockholders’ equity	5,409,666	5,090,900
Total liabilities and stockholders’ equity	$8,260,469	$8,128,336

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues:
Television, radio and Internet services	$506,556	$446,688	$1,512,838	$1,277,063
Music products and publishing	29,499	50,811	106,952	161,919
Total net revenues	536,055	497,499	1,619,790	1,438,982
Direct operating expenses of television, radio and Internet services	172,135	151,041	549,327	451,453
Direct operating expenses of music products and publishing	20,096	27,326	69,144	91,844
Total direct operating expenses (excluding depreciation and amortization)	192,231	178,367	618,471	543,297
Selling, general and administrative expenses (excluding depreciation and amortization)	151,001	138,675	459,569	416,016
Depreciation and amortization	22,895	22,619	68,585	69,852
Operating expenses	366,127	339,661	1,146,625	1,029,165
Operating income	169,928	157,838	473,165	409,817
Other expenses (income):
Interest expense, net	21,850	22,112	69,621	60,474
Amortization of deferred financing costs	584	827	2,030	2,482
Stock dividend	(453)	(453)	(1,359)	(1,359)
Equity income in unconsolidated subsidiaries and other	(650)	(508)	(1,778)	(754)
Non temporary decline in fair value of investment	—	—	—	48,336
Gain on sales of Entravision stock	(194)	—	(1,454)	—
Noncontrolling interest of variable interest entities	(931)	2,576	622	1,871
Income before taxes	149,722	133,284	405,483	298,767
Provision for income taxes	61,583	54,120	156,021	139,021
Net income	88,139	79,164	249,462	159,746
Other comprehensive income (loss):
Currency translation adjustment	170	(28)	(1,704)	185
Comprehensive income	$88,309	$79,136	$247,758	$159,931
Net income per common share:
Basic	$0.29	$0.25	$0.82	$0.50
Diluted	$0.26	$0.23	$0.74	$0.46
Weighted average common shares outstanding:
Basic	306,482,308	313,569,290	305,795,414	318,536,218
Diluted	338,601,630	342,696,516	338,333,983	347,732,460

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net income	$249,462	$159,746
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	61,566	58,954
Amortization of intangible assets and deferred financing costs	9,049	13,380
Deferred income taxes	38,949	33,792
Stock dividend	(1,359)	(1,359)
Noncontrolling interest in variable interest entities	622	1,871
Equity income in unconsolidated subsidiaries	(1,540)	(754)
Non temporary decline in fair value of investment	—	48,336
Loss (gain) on sale of property and equipment	196	(1,656)
Gain on sales of Entravision stock	(1,454)	—
Share-based compensation	9,310	30
Earnings distributions from equity investments	393	(3,828)
Other non-cash items	1,004	826
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(57,680)	(42,650)
Program rights	8,802	1,842
Income taxes receivable	3,194	—
Deferred tax assets	(5,996)	—
Prepaid expenses and other	37,990	9,929
Accounts payable and accrued liabilities	(29,605)	28,437
Income taxes payable	23,428	13,612
Income tax benefit from share-based awards	—	3,791
Accrued interest	(6,167)	16,344
Accrued license fees	(2,747)	6,010
Program rights obligations	(3,888)	(8,932)
Other, net	(2,751)	(7,301)
Net cash provided by operating activities	330,778	330,420
Cash flow from investing activities:
Acquisitions, net of acquired cash	(12,744)	(219,715)
Proceeds from sales of Entravision stock	52,718	—
Capital expenditures	(61,804)	(65,108)
Distributions to Disa partner	(4,775)	(1,920)
Proceeds from sale of property and equipment	—	5,090
Other, net	40	(1,358)
Net cash used in investing activities	(26,565)	(283,011)
Cash flow from financing activities:
Proceeds from issuance of long-term debt	375,000	333,000
Repayment of long-term debt	(587,008)	(96,511)
Purchases of treasury shares	(41)	(392,594)
Proceeds from stock options exercised	40,478	4,647
Income tax benefit from share-based awards	20,056	—
Deferred financing costs	(1,402)	—
Net cash used in financing activities	(152,917)	(151,458)
Net increase (decrease) in cash	151,296	(104,049)
Cash and cash equivalents, beginning of period	99,400	189,868
Cash and cash equivalents, end of period	$250,696	$85,819
Supplemental disclosure of cash flow information:
Interest paid	$45,590	$56,441
Income taxes paid	$78,228	$66,509

See notes to condensed consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

1. Organization of the Company

Univision Communications Inc., together with the subsidiaries through which its businesses are conducted (the “Company,” “Univision,” “we,” “us” and “our”), is the leading Spanish-language media company in the United States and operates in four business segments: television, radio, music and Internet. The Company’s television operations include the Univision and TeleFutura networks, the Company’s owned and operated television stations and Galavisión, the Company’s cable television network. Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its owned and operated radio stations and radio network. The Company’s music operations include the Univision Records, Fonovisa Records and La Calle labels and the variable interest entity, Disa LLC (“Disa”). Univision Online, Inc. (“Univision Online”) operates the Company’s Internet portal, Univision.com. See note 5. “Investments and Variable Interest Entities” for a discussion of Disa.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged if the enterprise has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect that the adoption of SFAS No. 157 will a have a material impact on the financial statements of the Company.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will a have a material impact on the financial statements of the Company.

3. Recent Developments

Acquisition of Disa

On October 27, 2006, the Company acquired the remaining 50% of Disa for approximately $105 million. The funds for this transaction came from the Company’s revolving credit facility.

Stockholder Merger Approval

A special meeting of stockholders was held on September 27, 2006, and the stockholders voted in favor of the adoption of the Agreement and Plan of Merger (“Merger Agreement”), dated as of June 26, 2006, by and among the Company, Umbrella Holdings, LLC, a Delaware limited liability company (the “Buyer”), and Umbrella Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Buyer (the “Acquisition Sub”).

The Merger Agreement

As a result of the merger, the separate corporate existence of Acquisition Sub will cease and Univision will continue as the surviving corporation in the merger as a wholly-owned subsidiary of Buyer. At the effective time of the merger, each issued and outstanding share of common stock (other than shares that were held in treasury or owned by Acquisition Sub or Buyer immediately prior to the merger and shares held by stockholders who properly demand their appraisal rights), will be paid $36.25 in cash, without interest, plus any additional consideration payable under the terms of the Merger Agreement. Under the terms of the Merger Agreement, if the merger becomes effective after April 26, 2007, each holder of issued

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

3. Recent Developments (Continued)

and outstanding common stock will also receive an amount equal to the pro rata portion, based upon the number of days elapsed subsequent to April 26, 2007, of $36.25 multiplied by 8% per annum, so long as certain conditions for closing the merger have been satisfied or waived as of that date.

Each stock option that is granted and unexercised at the effective time of the merger with an exercise price less than the merger consideration of $36.25 will be paid in cash. Each warrant that is issued and outstanding at the effective time of the merger with an exercise price less than the merger consideration of $36.25 will be cancelled and paid in cash. Subject to certain exceptions, each restricted stock unit that remains outstanding as of the effective time of the merger, will be paid in cash.

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

The merger is subject to regulatory approval by the Federal Communications Commission (“FCC”). The Company has already obtained clearance under the Hart-Scott Rodino Act. The merger is expected to close in the Spring of 2007.

The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under certain specified circumstances, including, among other things, if the Company’s board of directors (1) changes its recommendation to its stockholders to approve and adopt the Merger Agreement, or (2) determines in good faith that it has received an unsolicited bona fide Superior Proposal, (as such term is defined in the Merger Agreement), and, after considering any revised proposal, the Buyer may make concurrently with the termination of the Merger Agreement, enters into a definitive agreement with respect to such Superior Proposal, then the Company will be required to pay Buyer a termination fee of $300 million.

If the Company terminates the Merger Agreement due to Buyer’s failure to receive the requisite regulatory approvals prior to a specified date and the Company has satisfied all of its conditions for the closing on that date, then Buyer is required to pay the Company a termination fee equal to $500 million. Alternatively, if the Company terminates the Merger Agreement due to Buyer’s failure to effect the closing because of a failure to receive adequate proceeds from one or more of the financings contemplated by the financing commitments, then Buyer is required to pay the Company a termination fee equal to $300 million. Neither the Buyer nor the Acquisition Sub will have any liability in excess of $300 million in damages less any termination fee previously paid in respect of the Company’s termination of the Merger Agreement for intentional breach of the Merger Agreement.

Merger Debt and Equity Financing

The Company and Buyer estimate that the total amount of funds necessary to complete the merger and the related transactions is anticipated to be approximately $13.7 billion, which includes approximately $12.3 billion to be paid out to the Company’s stockholders and holders of equity-based interests in the

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

3. Recent Developments (Continued)

Company, $1.1 billion related to the assumption by Buyer of the Company’s financing arrangements and related transactions (including refinancing the Company’s existing bank credit facility) and $300 million estimated to pay fees and expenses in connection with the merger. These payments are expected to be funded by the Buyer and the Acquisition Sub in a combination of equity contributions by the Investors, debt financing and, to the extent available, cash of the Company. The Buyer and the Acquisition Sub have obtained equity and debt financing commitments, described below, in connection with the transactions contemplated by the Merger Agreement.

The Buyer has informed the Company that it intends to keep the Company’s existing senior notes outstanding after completion of the merger, except for the Company’s existing 2.875% senior notes due in 2006. The Company’s existing revolving credit facility will terminate upon completion of the merger.

The Investors have collectively agreed to contribute up to $3.9 billion of cash to the Buyer, which will constitute the equity portion of the merger financing. Madison Dearborn Capital Partners V-A, L.P., Providence Equity Partners V, L.P., TPG Partners V, L.P. and Thomas H. Lee Equity Fund VI, L.P. have each delivered an equity commitment letter for approximately $914 million to the Buyer and SCG Investments II, LLC has delivered an equity commitment letter for $250 million to the Buyer.

In connection with the execution and delivery of the Merger Agreement, the Acquisition Sub has obtained debt commitment letters from various lenders which, subject to certain conditions, is expected to provide up to $10.25 billion in debt financing (not all of which is expected to be drawn at closing) consisting of (1) a senior secured term loan facility, a senior bridge loan facility and a senior subordinated bridge loan facility in an aggregate principal amount of up to $9.05 billion to finance the payment of the aggregate merger consideration and to pay, in part, fees and expenses in connection therewith, (2) a senior secured delayed draw term loan facility in an aggregate principal amount of up to $450 million, which is available from time to time to repay or prepay the Company’s existing senior notes, and (3) a senior secured revolving credit facility in an aggregate amount of up to $750 million to pay fees and expenses in connection with the merger and for working capital and other general corporate purposes. The senior bridge loan facility and the senior subordinated bridge loan facility are expected to be utilized to the extent the Acquisition Sub is not able to complete on or prior to the effective time of the merger one or more offerings of notes in an aggregate amount equal to commitments under those facilities, estimated to be approximately $10 billion.

Change in Control Retention Bonus and Severance Plans

The Company has established a change in control retention bonus and severance plan to provide retention incentives for key employees of the Company to encourage them to remain as employees of the Company, to use their best efforts to help the Company achieve its operating plan and to ensure a successful completion of the change in control.

The change in control severance plan applicable to the Company’s executive officers, other than A. Jerrold Perenchio, has estimated severance benefits payable to such officers upon termination of employment, without cause or for good reason, in connection with a change in control of approximately $31 million in cash, and estimated prorated bonus payments to each of such officers of approximately

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

3. Recent Developments (Continued)

$1.7 million in cash (assuming that the closing date of the merger occurs on March 26, 2007). The executive officers (other than A. Jerrold Perenchio) were also awarded restricted stock units that will remain outstanding at the closing of the merger and will vest on the earlier of 90 days following the merger (if the holder is employed by the Buyer on such date) or the termination date of the executive officer’s employment without cause or resignation for good reason after the merger. The estimated value of these restricted stock units is $14.5 million.

Estimated payments, which are payable to other employees at the earlier of the merger closing date or the spring of 2007 under the change in control employee retention bonus plan, are estimated to be $3.3 million in cash. This cost is being expensed ratably through the spring of 2007. In addition, upon the closing of the merger, all unvested restricted stock units and unvested stock options will become vested.

Televisa Participation Agreement

The Company has a participation agreement with Televisa and Venevision in which the parties agree that they will not enter into certain transactions involving Spanish-language television broadcasting or a Spanish-language television network in the U.S. without first offering the Company the opportunity to acquire a 50% economic interest. The Participation Agreement provides that if the Company elects to participate in any of these transactions, the offeror will have substantial control over management of such transaction.

On July 5, 2006, Televisa, S.A. de C.V. ( and it affiliates “Televisa”) filed a Schedule 13D with the Securities and Exchange Commission (“SEC”) in which it announced, among other things, that it had sent a letter dated June 30, 2006, informing the Buyer that it will not be rolling over its shares in the Company as permitted under the Merger Agreement.

In the filing, Televisa, stated that if its holdings in the Company fall below 13,578,084 shares of Class T Common Stock, whether pursuant to the closing contemplated by the Merger Agreement or through the sales of such holdings, it will no longer be bound by the Participation Agreement dated October 2, 1996, subject to a limited exception. In the filing, Televisa also stated that if it is not bound by the Participation Agreement, it will be able to engage in new business opportunities in the growing U.S. Hispanic marketplace using its programming or otherwise without offering the Company participation in such opportunities.

On July 6, 2006, the Company issued a statement in response to the Televisa filing with the SEC. The Company stated that the filing has no bearing on the program license agreement between the Company and Televisa, which gives the Company exclusive rights through the year 2017 to broadcast in the U.S. and Puerto Rico all Spanish-language programming produced by and for Televisa. The Company also stated that the termination of the participation agreement referenced in the Televisa filing will have no impact on the Company’s business or on the pending merger.

Televisa Program License Agreement Litigation

Televisa and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with a majority of its prime time programming and a substantial portion of its

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

3. Recent Developments (Continued)

overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. In June 2005, the Company paid Televisa the $1.5 million under protest. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa and certainly not in material breach. On March 15, 2006, the Company made a payment, under protest, of approximately $6 million related to the Televisa litigation and has made additional payments of approximately $6.6 million in total, also under protest, in the second and third quarters of 2006. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the Filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new proposed Complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new proposed Complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

On May 5, 2006, the Company filed its Answer to the Second Amended Complaint, denying Televisa’s principal substantive allegations, denying liability, and asserting various affirmative defenses. On May 12, 2006, the Court reset the discovery cut-off date in the case for December 29, 2006, and the trial date for June 19, 2007. On May 22, 2006, the Company filed its First Amended Counterclaims, which added a claim for declaratory relief that the Company was not in material breach of the PLA or the Soccer Agreement and that it had received inadequate notice of any alleged breaches. Televisa sent a letter on June 2, 2006, notifying the Company that the 90-day cure period had expired for certain breaches alleged in Televisa’s February 16, 2006, notice of purported material breaches under the PLA and the Soccer Agreement. In that June 2, 2006 letter, Televisa contended that because the Company had purportedly failed to cure these

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

3. Recent Developments (Continued)

and other breaches, some of which Televisa asserted were not susceptible of being cured, Televisa therefore had the right to terminate the PLA, the Soccer Agreement, and a related Guaranty given by Grupo Televisa to the Company. Televisa indicated, however, that it was not at that time exercising its purported termination rights and that it was seeking a declaration of its right to terminate in the litigation between the companies.

On July 19, 2006, Televisa filed a complaint in Los Angeles Superior Court seeking a judicial declaration that on and after December 19, 2006, it may, without liability to Univision, transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet. The Company was served with the new complaint on July 21, 2006. The Company filed a motion to dismiss or stay this action on August 21, 2006. Currently, the motion is scheduled to be argued on January 11, 2007.

On August 18, 2006, the Company filed a motion for leave to file its Second Amended Counterclaims, which include a newly-added claim for a judicial declaration that on and after December 19, 2006, Televisa may not transmit or permit others to transmit any television programming into the United States over or by means of the Internet. Televisa opposed the motion. On or about October 5, 2006, the Court granted Univision’s motion for leave to file its Second Amended Counterclaims.

On or about September 21, 2006, Televisa sent the Company an additional notice of purported breaches under the PLA. The new notice alleged breaches relating to the Company’s sale of advertising time in connection with certain types of programs. The notice also purported to supplement Televisa’s previous breach claims with respect to the Company’s editing of Televisa programming.

The Company continues to defend the litigation and pursue its counterclaims vigorously, and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

3. Recent Developments (Continued)

Merger Related Litigation

On June 27 and 28, 2006, plaintiffs L A Murphy and Spencer Abrams brought putative class actions in Los Angeles Superior Court on behalf of Univision shareholders against the Company and its directors. The complaints allege that the defendants breached various fiduciary duties to public stockholders when they purportedly sold the Company for less than its true value. A third shareholder action was later brought by the Plumbers and Pipefitters Union Local 525 Pension Plan. The L A Murphy lawsuit was voluntarily dismissed on September 11, 2006. The Abrams lawsuit was voluntarily dismissed on October 3, 2006. The voluntary dismissal of the Plumbers and Pipefitters Union Local 525 Pension Plan lawsuit is pending.

Disa Acquisition Litigation

On July 17, 2006, the Chavez Family filed a complaint in the United States District Court for the Central District of California alleging that it had exercised a Put Right on June 29, 2006 and that Univision Music had anticipatorily breached the LLC Agreement by, among other things, not purchasing the remaining 50% interest in Disa pursuant to the Put Right. The complaint further sought judicial declarations against Univision Music related to whether plaintiffs were in default under various agreements and excused from the duties and obligations under previously delivered noncompetition agreements.

On October 27, 2006, the Company acquired the remaining 50% of Disa for approximately $105 million, and received in connection therewith new noncompetition agreements from the Chavez Family. The lawsuit by the Chavez Family against Univision Music was dismissed with prejudice on October 30, 2006.

Investment in Equity Broadcasting Corporation

On April 10, 2006, Coconut Palm Acquisition Corp. (“CPAC”) announced that it had entered into an Agreement and Plan of Merger with Equity Broadcasting Corporation (“EBC”). At September 30, 2006, the Company had an investment in EBC of approximately $38 million. Upon completion of the acquisition, EBC will merge with and into CPAC, with CPAC remaining as the surviving corporation. Following closing of the acquisition, CPAC will seek to change its name to Equity Media Group to reflect its new status as a diversified media services company serving Spanish-language markets and apply for listing on the NASDAQ Stock Market. This transaction is expected to close by the end of the first quarter of 2007.

Under the terms of the Agreement and Plan of Merger, the Company expects to fully realize its investment in EBC. Consideration to be received will include cash of $20 million and other consideration with an estimated value in excess of $18 million.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

3. Recent Developments (Continued)

Strategic Alternatives

During the three and nine months ended September 30, 2006, the Company incurred strategic alternative costs, which are included in selling, general and administrative expenses, of $3.8 million and $11.2 million, respectively.

Asset Impairment Charge

During the three months ended March 31, 2006, the Company recorded an asset impairment charge of $1.6 million related to certain radio notes receivables.

Effective Tax Rate

For the three months ended September 30, 2006, the Company’s effective tax rate of 41.1% is higher than the 40.6% effective tax rate for the same period in 2005 due primarily to higher permanent non-deductible tax differences in 2006 as compared to 2005.

For the nine months ended September 30, 2006, the Company’s effective tax rate of 38.5% is lower than the 46.5% effective tax rate for the same period in 2005 due primarily to a $2.1 million benefit realized in 2006 from the reversal of a portion of the valuation allowance on the deferred tax asset relating to the non temporary decline in the fair value of the Entravision investment, and a tax benefit recorded in 2006 of $5.7 million resulting from the resolution of various federal and state income tax audits. In 2005, the Company recorded a charge for a non temporary decline in the fair value of the Entravision investment, for which no tax benefit was recorded. See note 5. “Investments and Variable Interest Entities.’’

Credit Facility

On March 17, 2006, the Company entered into a new revolving credit facility with a syndicate of commercial lenders that will mature on March 17, 2011. The aggregate amount of the commitments under the new revolving credit facility is $1 billion, which includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for borrowings by Univision of Puerto Rico Inc. Univision of Puerto Rico Inc. is jointly and severally liable for the obligations of the Company under the credit facility. The Company has the right, subject to certain conditions, to increase the commitment amount up to $500 million. No lender is obligated to participate in any such increase.

On August 24, 2006, the Company amended its revolving credit facility to convert the basis for assessing the LIBOR interest rate cost margin on its bank loans from a debt rating measure to a leverage ratio measure, which is basically a total debt to EBITDA ratio. Depending on the Company’s leverage ratio, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.22% to 0.475% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 0.22% as of September 30, 2006.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

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
September 30, 2006
(Unaudited)

4. Goodwill and Other Intangible Assets (Continued)

The following is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and estimated aggregate amortization expense for the years 2006 through 2011:

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$14,274	$6,426
Fonovisa contracts, primarily artist contracts	44,580	38,116	6,464
Disa contracts, primarily artist contracts	66,328	62,024	4,304
Broadcast agreement	9,892	2,934	6,958
Advertiser related intangibles, primarily advertiser contracts	5,059	5,008	51
Other amortizable intangibles	5,566	2,967	2,599
Total	$152,125	$125,323	26,802
Intangible Assets Not Being Amortized
Broadcast licenses			4,279,789
Goodwill			2,264,993
Music trademarks			15,800
Other intangible assets			2,155
			6,562,737
Total Net Intangible Assets			$6,589,539

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Being Amortized
Nielsen contracts	$20,700	$13,498	$7,202
Fonovisa contracts, primarily artist contracts	44,580	36,193	8,387
Disa contracts, primarily artist contracts	66,328	59,444	6,884
Broadcast agreement	9,892	2,305	7,587
Advertiser related intangibles, primarily advertiser contracts	4,991	4,727	264
Other amortizable intangibles	5,262	2,137	3,125
Total	$151,753	$118,304	33,449
Intangible Assets Not Being Amortized
Broadcast licenses			4,220,180
Goodwill			2,231,238
Music trademarks			15,800
Other intangible assets			2,155
			6,469,373
Total Net Intangible Assets			$6,502,822

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

4. Goodwill and Other Intangible Assets (Continued)

The Company has various intangible assets that are being amortized over the respective contract periods. The Nielsen contract is being amortized through December 2012, the Fonovisa contracts are being amortized through June 2012, the Disa contracts are being amortized through December 2011, a broadcast agreement is being amortized through January 2015, advertiser related intangibles are being amortized through December 2008 and other amortizable intangibles have various amortization periods. The Nielsen contract, broadcast agreement, advertiser related intangibles and a majority of the other amortizable intangibles are being amortized on a straight-line basis. The Fonovisa and Disa contracts are being amortized based on a revenue allocation of the artist and songwriter contracts. The Company incurred amortization expense of $2.0 million and $2.8 million, and $7.0 million and $10.9 million for the three and nine months ended September 30, 2006 and 2005, respectively.

The changes in goodwill are as follows:

	Segments
	Television	Radio	Music	Internet	Total
	(In thousands)
Balance as of December 31, 2005	$448,706	$1,520,338	$262,194	$—	$2,231,238
WLII acquisition	1,137	—	—	—	1,137
KBRG (FM) and KLOK (AM) acquisitions	—	33,952	—	—	33,952
Hispanic Broadcasting Corporation acquisition	—	(1,334)	—	—	(1,334)
Balance as of September 30, 2006	$449,843	$1,552,956	$262,194	$—	$2,264,993

Estimated amortization expense for the years ended December 31st are as follows:

Year	Amount
(In thousands)
2006	$8,900
2007	$6,600
2008	$5,000
2009	$3,600
2010	$3,000
2011	$2,700

5. Investments and Variable Interest Entities

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all of its Entravision voting common stock for 36,926,600 shares of Class U common stock. The Entravision Class U common stock has limited voting rights and does not include the right to elect directors. Also, as part of the consent decree with the DOJ, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006, and 10% by March 26, 2009.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

5. Investments and Variable Interest Entities (Continued)

The Company’s cost basis in its investment in Entravision stock is $7.12 per share. Entravision’s stock price on September 30, 2006 was $7.44 and on October 31, 2006 was $7.34. Any gain or loss on future transactions involving Entravision stock will be measured by comparing the cost basis of $7.12 per share to the fair value of the Entravision stock at the transaction date. The Company monitors the Entravision stock price, its operating results, the performance and outlook for the media sector in general and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision.

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

On January 1, 2006, the Company acquired radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for approximately $90 million. The Company paid for the acquisitions with shares of Entravision common stock held by the Company.

On March 2, 2006, the Company and Entravision completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate sale price of $51.1 million, or $7.30 per share. This share repurchase transaction, coupled with the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%. The Company recognized a gain on the repurchase transaction of approximately $1.2 million. In the third quarter of 2006, the Company sold 0.2 million additional shares of Entravision Class U common stock and recognized a gain of $0.2 million.

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

Under the guidelines of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), the Company has been required to consolidate the assets, liabilities and operating results of Disa since March 31, 2004. Disa is a Mexico-based music recording and publishing company, which was owned 50% by the Company and 50% by the Chavez family, who manage the business. The Company had a call right and the Chavez family had a put right, beginning in June 2006, which required the Company to purchase the remaining 50% of Disa for a minimum of $75 million, subject to certain upward adjustments. As a result of Disa’s put right, the Company has the majority of expected losses that could arise from the variability of the fair value of Disa. Under the rules governing FIN 46, the Company is considered the primary beneficiary of Disa and consequently is required to consolidate it. The Company acquired the remaining 50% interest of Disa on October 27, 2006 for a price of $105 million. See note 3. “Recent Developments.”

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

5. Investments and Variable Interest Entities (Continued)

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

The following represents the income statement and balance sheet information consolidated by the Company:

	Disa
	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In thousands)
Net revenues	$9,988	$42,820
Direct operating expenses (excluding depreciation and amortization)	6,980	27,209
Selling, general and administrative expenses (excluding depreciation and amortization)	4,378	11,866
Depreciation and amortization	658	3,133
Operating (loss) income	(2,028)	612
Noncontrolling interest of variable interest entity	(931)	622
Other income	(239)	(984)
(Loss) income before taxes	(858)	974
Provision for income taxes	73	353
Net (loss) income	$(931)	$621

Three Months Ended September 30, 2005
(In thousands)
Net revenues	$22,461
Direct operating expenses (excluding depreciation and amortization)	11,939
Selling, general and administrative expenses (excluding depreciation and amortization)	4,048
Depreciation and amortization	1,426
Operating income	5,048
Noncontrolling interest of variable interest entities	2,576
Other income	(180)
Income before taxes	2,652
Provision for income taxes	76
Net income	$2,576

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

5. Investments and Variable Interest Entities (Continued)

	Nine months ended September 30, 2005
	Combined	Disa	WLII
	(In thousands)
Net revenues	$84,586	$59,056	$25,530
Direct operating expenses (excluding depreciation and amortization)	49,494	33,056	16,438
Selling, general and administrative expenses (excluding depreciation and amortization)	19,414	12,752	6,662
Depreciation and amortization	7,444	5,876	1,568
Operating income	8,234	7,372	862
Noncontrolling interest of variable interest entities	1,871	3,726	(1,855)
Other expense (income)	2,289	(428)	2,717
Income before taxes	4,074	4,074	—
Provision for income taxes	348	348	—
Net income	$3,726	$3,726	$—

	Disa
	September 30, 2006	December 31, 2005
	(In thousands)
Cash and cash equivalents	$18,210	$36,246
Accounts receivable, net	7,001	3,133
Prepaid expenses and other	9,934	10,215
Property and equipment, net	398	948
Intangible assets, net	4,304	6,885
Goodwill	89,136	89,136
Total assets	$128,983	$146,563
Accrued liabilities	$22,937	$28,495
Noncontrolling interest of variable interest entity	51,988	57,889
Total stockholders’ equity	54,058	60,179
Total liabilities and stockholders’ equity	$128,983	$146,563

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

6. Cost Reduction Plan

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a before-tax charge of approximately $30.3 million in the fourth quarter of 2005. The plan was substantially completed during the fourth quarter of 2005 and the unpaid portion will substantially be paid in 2006. The unpaid portion of the cost reduction plan as of September 30, 2006 is as follows:

	Employee Terminations	Abandonment of Programming Costs	Other Costs	Total
	(In thousands)
Liability as of December 31, 2005	$9,783	$1,453	$73	$11,309
Cash paid in 2006	7,309	282	67	7,658
Liability as of September 30, 2006	$2,474	$1,171	$6	$3,651

The cost reduction charge of $30.3 million related to each of the Company’s segments was $29.9 million, $.1 mllion, $.1 million, and $.2 million for the television, radio, music and Internet segment, respectively.

7. Debt Guarantees

The subsidiary guarantors under the Company’s credit agreement and senior notes are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The Company’s variable interest entity, Disa, which was not wholly-owned by the Company as of September 30, 2006, did not guarantee the Company’s bank credit agreement or senior notes. Following the Company’s acquisition of its remaining interest in Disa on October 27, 2006, Disa will guarantee the Company’s bank credit agreement and senior notes.  The guarantees of the obligations under the revolving credit facility and the senior notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor's Rating Services and Baa2 or better by Moody's Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor's or Baa3 by Moody's.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

78. Stockholders’ Equity (Continued)

Changes in Common Stock and Paid-in-Capital

During the nine months ended September 30, 2006, stock awards were exercised for 2,631,368 shares of Class A Common Stock resulting in an increase to paid-in-capital of $60.5 million, including $20.1 million, which is the tax benefit associated with the exercise of stock awards. Additionally, paid-in-capital increased by $8.0 million related to share-based compensation net of a reduction of $1.3 million related to deferred compensation associated with the Hispanic Broadcasting Corporation acquisition that was reclassified to paid-in-capital as of January 1, 2006 when SFAS No. 123R was adopted.

Class A Common Stock Share Registration

On June 29, 2006, the Company filed a registration statement for the resale of 1,804,000 shares of Class A Common Stock for employee stock options that were fully exercisable for Class A Common Stock granted to Mr. Cahill, an executive officer of the Company, and Mr. John G. Perenchio, son of Mr. A. Jerrold Perenchio and director, by one of Mr. A. Jerrold Perenchio’s wholly-owned companies for services to that company.  In August 2006, these stock options were exercised.  Mr. Cahill owned a fully exercisable employee stock option to purchase 1,336,000 shares of Class A Common Stock.  Mr. John G. Perenchio owned a fully exercisable employee stock option to purchase 468,000 shares of Class A Common Stock.  Also in August 2006, Messrs. Cahill and John Perenchio sold the shares issued on exercise of such options pursuant to the registration statement.  In connection with such offering, each of Univision, on the one hand, and Messrs. Cahill and John Perenchio, on the other hand, agreed to customary indemnification of each other against certain liabilities, including certain liabilities under the Securities Act or to customary contribution in connection with these liabilities. Other than selling commissions and fees and stock transfer fees, Univision agreed to pay all of the expenses of the registration of the Class A common stock.

9. Performance Award Plans

On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of substantially all unvested stock options outstanding whose exercise price was above the then current market price of $25.56. The Compensation Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance of SFAS No. 123R, which requires the Company to treat unvested stock options as compensation expense effective January 1, 2006. Because the Company accounted for stock based compensation using the intrinsic value method prescribed in APB No. 25, and because these options were priced above current market on that date, the acceleration of vesting of these options did not result in a charge in the Company’s financial statements. The acceleration of the vesting increased pro forma share-based compensation expense under the provisions of SFAS No. 123 by approximately $59 million before income tax.

SFAS No. 123R requires compensation expense relating to share-based payments to be recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified prospective method and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

89. Performance Award Plans (Continued)

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

Share-based compensation expense reduced the Company’s results of operations as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In thousands, except per share data)
Income from continuing operations before income taxes	$3,143	$9,310
Net income	$1,886	$5,586
Net income per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

For the three and nine months ended September 30, 2006, share-based compensation is net of an adjustment for estimated forfeitures (before tax) of $39,606 and $112,360, respectively. Total compensation cost related to nonvested awards not yet recognized at September 30, 2006 is approximately $36 million and the weighted period over which it is expected to be recognized is approximately 3.2 years.

Prior to January 1, 2006, the Company accounted for share-based employee compensation under the provisions of SFAS No. 123 using the intrinsic value method prescribed by APB No. 25 and related interpretations. Under the intrinsic value method, no compensation expense was recognized for stock options, as the exercise price of employee stock options equaled the market value of the Company’s stock on the date of grant. The following pro forma net income and earnings per share information has been determined as if the Company had accounted for its share-based compensation awards issued using the fair value method:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except per share data)
Net Income—as reported	$79,164	$159,746
Share-based compensation expense, net of tax—actual	185	775
Share-based employee compensation, net of tax—pro forma	(45,760)	(65,713)
Net income—pro forma	$33,589	$94,808
Net income per common share:
Basic—as reported	$0.25	$0.50
Basic—pro forma	$0.11	$0.30
Diluted—as reported	$0.23	$0.46
Diluted—pro forma	$0.10	$0.27

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

9. Performance Award Plans (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. No grants were awarded during the three months ended September 30, 2006. The following weighted-average assumptions were used for grants for the three months ended September 30, 2005: dividend yield of 0%, expected volatility of 45.15%, risk-free interest rate of 4.04% and expected life of approximately six years. For grants awarded in the nine months ended September 30, 2006 and 2005, the following weighted-average assumptions were used: dividend yield of 0%, expected volatility of 29.29% and 45.63%, risk-free interest rate of 4.31% and 4.06% and expected life of approximately six years, respectively. The Black-Scholes-Merton option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life.

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

Restricted stock units vest 25% on each of the first, second, third and fourth anniversaries of the award date. The fair value of all restricted stock units is based on the market value of the Company’s stock on the date of grant. The restricted stock awards granted on January 13, 2006 had a fair value of $31.59 per share. During the three months ended June 30, 2006, the Company issued 400,000 restricted stock units to certain executive officers, which will vest upon change in control under the Company’s change in control retention bonus plan, but will remain outstanding until the earlier of (a) 90 days following the Merger if the holder is still employed by the Buyer or (b) termination of such holder without cause or resignation for good reason after a change of control.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except share data)
Numerator:
Net income	$88,139	$79,164	$249,462	$159,746
Denominator:
Denominator for basic earnings per share	306,482,308	313,569,290	305,795,414	318,536,218
Effect of dilutive securities:
Warrants	27,413,636	27,406,915	27,413,635	27,407,130
Stock options	4,705,686	1,720,311	5,124,934	1,789,112
Denominator for diluted earnings per share	338,601,630	342,696,516	338,333,983	347,732,460

Warrants and stock awards, which were excluded from the computation of diluted earnings per share due to their antidilutive effect, amounted to 26,449,846 shares for the three and nine months ended September 30, 2006 and 31,190,025 shares for the three and nine months ended September 30, 2005.

11. Business Segments

The Company’s principal business segment is television, which includes the operations of the Company’s Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations. The operating segments reported below are the segments of the Company for which separate financial

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

1011. Business Segments (Continued)

information is available and for which segment results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company’s corporate expenses are included in its television segment. Presented below is segment information pertaining to the Company’s television, radio, music and Internet businesses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Net revenue:
Television	$394,185	$343,357	$1,206,356	$992,229
Radio	103,143	96,861	279,981	267,616
Music	29,499	50,811	106,952	161,919
Internet	9,228	6,470	26,501	17,218
Consolidated	536,055	497,499	1,619,790	1,438,982
Direct expenses (excluding depreciation and amortization):
Television	150,554	131,174	485,653	392,125
Radio	18,201	16,642	53,622	50,048
Music	20,096	27,326	69,144	91,844
Internet	3,380	3,225	10,052	9,280
Consolidated	192,231	178,367	618,471	543,297
Selling, general and administrative expenses (excluding depreciation and amortization):
Television	92,735	82,787	285,725	250,392
Radio	43,491	38,609	125,200	115,161
Music	11,103	14,075	37,596	41,611
Internet	3,672	3,204	11,048	8,852
Consolidated	151,001	138,675	459,569	416,016
Operating income (loss) before depreciation and amortization:
Television	150,896	129,396	434,978	349,712
Radio	41,451	41,610	101,159	102,407
Music	(1,700)	9,410	212	28,464
Internet	2,176	41	5,401	(914)
Consolidated	192,823	180,457	541,750	479,669

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

1011. Business Segments (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Depreciation and amortization:
Television	17,290	16,760	51,468	49,823
Radio	3,470	2,883	9,408	8,855
Music	1,581	2,527	6,118	9,862
Internet	554	449	1,591	1,312
Consolidated	22,895	22,619	68,585	69,852
Operating income (loss):
Television	133,606	112,636	383,510	299,889
Radio	37,981	38,727	91,751	93,552
Music	(3,281)	6,883	(5,906)	18,602
Internet	1,622	(408)	3,810	(2,226)
Consolidated	$169,928	$157,838	$473,165	$409,817
Capital expenditures:
Television	$9,237	$21,655	$50,435	$54,153
Radio	2,619	4,336	9,883	9,319
Music	39	76	164	333
Internet	426	232	1,322	1,303
Consolidated	$12,321	$26,299	$61,804	$65,108

	September 30, 2006	December 31, 2005
	(In millions)
Total assets:
Television	$3,469	$3,447
Radio	4,412	4,299
Music	364	371
Internet	15	11
Consolidated	$8,260	$8,128

Reconciliation of Operating Income before Depreciation and Amortization to Net Income

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)

1011. Business Segments (Continued)

principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Operating income before depreciation and amortization	$192,823	$180,457	$541,750	$479,669
Depreciation and amortization	22,895	22,619	68,585	69,852
Operating income	169,928	157,838	473,165	409,817
Other expense (income):
Interest expense, net	21,850	22,112	69,621	60,474
Amortization of deferred financing costs	584	827	2,030	2,482
Stock dividend	(453)	(453)	(1,359)	(1,359)
Equity income in unconsolidated subsidiaries and other	(650)	(508)	(1,778)	(754)
Non temporary decline in fair value of investment	—	—	—	48,336
Gain on sales of Entravision stock	(194)	—	(1,454)	—
Noncontrolling interest of variable interest entities	(931)	2,576	622	1,871
Provision for income taxes	61,583	54,120	156,021	139,021
Net income	$88,139	$79,164	$249,462	$159,746

Part I, Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

Executive Summary

Univision Communications Inc., together with its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), operates in four business segments:

•       Television: The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations and the Galavisión cable television network. For the nine months ended September 30, 2006, the television segment accounted for approximately 74% of the Company’s net revenues.

•       Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the nine months ended September 30, 2006, the radio segment accounted for approximately 17% of the Company’s net revenues.

•       Music: The Company’s music recording and music publishing business, launched in April 2001, includes the Univision Records, Fonovisa Records and La Calle labels and Disa, which the Company began to consolidate on March 31, 2004. See “Notes to Condensed Consolidated Financial Statements—5. Investments and Variable Interest Entities.” For the nine months ended September 30, 2006, the music segment accounted for approximately 7% of the Company’s net revenues.

•       Internet: Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the nine months ended September 30, 2006, the Internet segment accounted for approximately 2% of the Company’s net revenues.

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

Change in Control Retention Bonus and Severance Plans

The Company has established change in control retention bonus and severance plans to provide retention incentives for key employees of the Company to encourage them to remain as employees of the Company, to use their best efforts to help the Company achieve its operating plan and to ensure a successful completion of a change in control. See “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

Description of Net Revenues

Television net revenues are generated from the sale of network, national and local spot advertising time, subscriber fees and sales commissions on national advertising aired on Univision affiliate television stations less agency commissions, music license fees paid by television and compensation costs paid to an affiliated station. Univision Radio’s primary source of revenues is the sale of broadcasting time for advertising, with a majority of revenues coming from local advertising and the remainder primarily from national spot and network advertising. The music business derives its revenues primarily from the sale of recorded music and the Internet business primarily from online advertising.

Description of Direct Operating Expenses

Direct operating expenses consist primarily of programming, license fees, news and technical costs.  License fees related to our program license agreements with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”) accounted for approximately 14% of our total direct operating and selling, general and administrative expenses for the nine months ended September 30, 2006 and 2005.

Acquisition of Disa

On October 27, 2006, the Company acquired the remaining 50% of Disa for $105 million. The transaction will have no impact on EBITDA since Disa is currently being consolidated by the Company as a variable interest entity.

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

Credit Facility

On March 17, 2006, the Company entered into a new revolving credit facility with a syndicate of commercial lenders that will mature on March 17, 2011. The aggregate amount of the commitments under the new revolving credit facility is $1 billion, which includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for borrowings by Univision of Puerto Rico Inc. Univision of Puerto Rico Inc. is jointly and severally liable for the obligations of the Company under the credit facility. The Company has the right, subject to certain conditions, to increase the commitment amount up to $500 million. No lender is obligated to participate in any such increase.

On August 24, 2006, the Company amended its revolving credit facility to convert the basis for assessing the LIBOR interest rate cost margin on its bank loans from a debt rating measure to a leverage ratio measure, which is basically a total debt to EBITDA ratio.

Depending on the Company’s leverage ratio, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.22% to 0.475% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 0.22% as of September 30, 2006.

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

Televisa Program License Agreement Litigation

Televisa and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA, and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, anticipated breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. In June 2005, the Company paid Televisa the $1.5 million under protest. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa and certainly not in material breach. On March 15, 2006, the Company made a payment, under protest, of approximately $6 million related to the Televisa litigation and has made additional payments of approximately $6.6 million in total, also under protest, in the second and third quarters of 2006. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the Filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new proposed Complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches.

Among other claims, the new proposed Complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

On May 5, 2006, the Company filed its Answer to the Second Amended Complaint, denying Televisa’s principal substantive allegations, denying liability, and asserting various affirmative defenses. On May 12, 2006, the Court reset the discovery cut-off date in the case for December 29, 2006, and the trial date for June 19, 2007. On May 22, 2006, the Company filed its First Amended Counterclaims, which added a claim for declaratory relief that the Company was not in material breach of the PLA or the Soccer Agreement and that it had received inadequate notice of any alleged breaches. Televisa sent a letter on June 2, 2006, notifying the Company that the 90-day cure period had expired for certain breaches alleged in Televisa’s February 16, 2006, notice of purported material breaches under the PLA and the Soccer Agreement. In that June 2, 2006 letter, Televisa contended that because the Company had purportedly failed to cure these and other breaches, some of which Televisa asserted were not susceptible of being cured, Televisa therefore had the right to terminate the PLA, the Soccer Agreement, and a related Guaranty given by Grupo Televisa to the Company. Televisa indicated, however, that it was not at that time exercising its purported termination rights and that it was seeking a declaration of its right to terminate in the litigation between the companies.

On July 19, 2006, Televisa filed a complaint in Los Angeles Superior Court seeking a judicial declaration that on and after December 19, 2006, it may, without liability to Univision, transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet. The Company was served with the new complaint on July 21, 2006. The Company filed a motion to dismiss or stay this action on August 21, 2006. Currently, the motion is scheduled to be argued on January 11, 2007.

On August 18, 2006, the Company filed a motion for leave to file its Second Amended Counterclaims, which include a newly-added claim for a judicial declaration that on and after December 19, 2006, Televisa may not transmit or permit others to transmit any television programming into the United States over or by means of the Internet. Televisa opposed the motion. On or about October 5, 2006, the Court granted Univision’s motion for leave to file its Second Amended Counterclaims.

On or about September 21, 2006, Televisa sent the Company an additional notice of purported breaches under the PLA. The new notice alleged breaches relating to the Company’s sale of advertising time in connection with certain types of programs. The notice also purported to supplement Televisa’s previous breach claims with respect to the Company’s editing of Televisa programming.

The Company continues to defend the litigation and pursue its counterclaims vigorously and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

Merger Related Litigation

On June 27 and 28, 2006, plaintiffs L A Murphy and Spencer Abrams brought putative class actions in Los Angeles Superior Court on behalf of Univision shareholders against the Company and its directors. The complaints allege that the defendants breached various fiduciary duties to public stockholders when they purportedly sold the Company for less than its true value. A third shareholder action was later brought by the Plumbers and Pipefitters Union Local 525 Pension Plan. The L A Murphy lawsuit was voluntarily dismissed on September 11, 2006. The Abrams lawsuit was voluntarily dismissed on October 3, 2006. The voluntary dismissal of the Plumbers and Pipefitters Union Local 525 Pension Plan lawsuit is pending.

Disa Acquisition Litigation

On July 17, 2006, the Chavez Family filed a complaint in the United States District Court for the Central District of California alleging that it had exercised a Put Right on June 29, 2006 and that Univision Music had anticipatorily breached the LLC Agreement by, among other things, not purchasing the remaining 50% interest in Disa pursuant to the Put Right. The complaint further sought judicial declarations against Univision Music related to whether plaintiffs were in default under various agreements and excused from the duties and obligations under previously delivered noncompetition agreements.

On October 27, 2006, the Company acquired the remaining 50% of Disa for approximately $105 million and received in connection therewith new noncompetition agreements from the Chavez Family. The lawsuit by the Chavez Family against Univision Music was dismissed with prejudice on October 30, 2006.

Critical Accounting Policies

Revenue Recognition

Net revenues are comprised of gross revenues from the Company’s television and radio broadcast, cable, music and Internet businesses, including subscriber fees, commission income from affiliated stations, less agency commissions, music license fees paid by television and compensation costs paid to an affiliated station. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The music business, which includes Univision Music Group and Disa, recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner and sponsorship revenues are recognized ratably over their contract period.

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

On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of substantially all unvested stock options outstanding whose exercise price was above the then current market price of $25.56. The Compensation Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance of SFAS No. 123R, which requires the Company to treat unvested stock options as compensation expense effective January 1, 2006. Because the Company accounted for stock based compensation using the intrinsic value method prescribed in APB No. 25, and because these options were priced above current market on that date, the acceleration of vesting of these options did not result in a charge in the Company’s financial statements. The acceleration of the vesting increased pro forma share-based compensation expense under the provisions of SFAS No. 123 by approximately $59 million before income tax.

The Company granted 1,207,100 stock options and 818,400 restricted stock awards in January 2006 under the 2004 Performance Award Plan (the “Plan”). These awards vest 25% each year over a four year vesting period. Total compensation cost related to nonvested awards not yet recognized at September 30, 2006 is approximately $36 million and the weighted period over which it is expected to be recognized is approximately 3.2 years.

Overview—Discussion of Comparative Periods

In comparing our results of operations for the three and nine months ended September 30, 2006 (“2006”) with those ended September 30, 2005 (“2005”), the following should be noted:

•       On January 1, 2006, the Company adopted SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for employee share-based compensation using the intrinsic-value method prescribed in APB No. 25. The Company’s direct operating expenses include share-based compensation costs of $361 and $1,115 for the three and nine months ended September 30, 2006, respectively. The Company’s selling, general and administrative expenses include share-based compensation costs of $2,783 and $8,194 for the three and nine months ended September 30, 2006, respectively. See “Notes to Condensed Consolidated Financial Statements—9. Performance Award Plans.”

•       During the second and third quarters of 2006, the Company’s television segment aired the 2006 World Cup games, which generated revenues and expenses that did not exist in 2005. For the three and nine months ended September 30, 2006, the 2006 FIFA World Cup contributed an estimated $24.7 and $113.4 million of incremental net revenue and an estimated $0.3 and $5.2 million of incremental operating income before depreciation and amortization, respectively.

•       The music segment experienced a significant financial downturn during the three and nine months ended September 30, 2006, which the Company attributes to underperforming releases, slippage in the release schedule and a continued high level of returns compounded by political and economic factors impacting music sales in the industry.

•       On March 2, 2006, the Company and Entravision completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate sale price of $51.1 million, or $7.30 per share. This share repurchase transaction, coupled with the recent closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%. The Company recognized a gain on the repurchase transaction of approximately $1.2 million. In the third quarter of 2006, the Company sold 0.2 million additional shares of Entravision Class U common stock and recognized a gain of $0.2 million.

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

•       For the three and nine months ended September 30, 2006, the Company incurred strategic alternative costs of $3,842 and $11,233, respectively.

•       For the three and nine months ended September 30, 2006, the Company incurred $2,691 and $10,550, respectively, related to the Televisa litigation regarding its PLA. Included in the amount for the nine months ended September 30, 2006 is approximately $6.6 million paid under protest.

•       In the second quarter of 2005, the Company recorded a charge for a non temporary decline in the fair value of its Entravision investment of $48,336. The Company did not record a tax benefit related to the charge. The Company recorded a deferred tax asset of $18,900 related to its capital loss that was offset by a valuation allowance for the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded would not be realized.

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005 (Dollars in thousands)

Net Revenues.   Net revenues were $536,055 in 2006 compared to $497,499 in 2005, an increase of $38,556 or 7.7%. The Company’s television segment net revenues were $394,185 in 2006 compared to $343,357 in 2005, an increase of $50,828 or 14.8%. The growth was attributable to the Company’s three television networks, resulting primarily from an increase in advertising revenues due to the 2006 World Cup games and an increase in subscriber fees. The owned-and-operated stations also had increased net revenues related to the 2006 World Cup games, which were attributable primarily to the Los Angeles, Phoenix, Houston, Chicago, and San Francisco markets. The Company’s radio segment had net revenues of $103,143 in 2006 compared to $96,861 in 2005, an increase of $6,282 or 6.5%. The growth was attributable primarily to radio network advertising and to the stations in the Miami, San Antonio, San Francisco, Chicago and Phoenix markets. The Company’s music segment generated net revenues of $29,499 in 2006 compared to $50,811 in 2005, a decrease of $21,312 or 41.9%. The Company attributes the decrease in the music segment to underperforming releases, slippage in the release schedule and a continued high level of returns compounded by political and economic factors impacting music sales in the industry. The Company’s Internet segment had net revenues of $9,228 in 2006 compared to $6,470 in 2005, an increase of $2,758 or 42.6%, primarily related to an increase in advertisers and increased spending from existing advertisers.

Expenses.   Direct operating expenses increased to $192,231 in 2006 from $178,367 in 2005, an increase of $13,864 or 7.8%. The Company’s television segment direct operating expenses were $150,554 in 2006 compared to $131,174 in 2005, an increase of $19,380 or 14.8%. The increase is due primarily to 2006 World Cup costs of $24,383, increased license fee expense of $3,512 paid under our program license agreements offset by a decrease in programming costs of $8,515. The decrease in the Company’s programming costs were due primarily to the benefits resulting from the Company’s cost reduction plan implemented in the fourth quarter of 2005 and a reimbursement of $4.5 million for production costs that Televisa over billed the Company related to the show “100 Mejicanos Dijeron.” The Company’s radio segment had direct operating expenses of $18,201 in 2006 compared to $16,642 in 2005, an increase of $1,559 or 9.4%. The increase is due primarily to increased programming costs of $1,912 offset by a decrease in technical costs of $353. The Company’s music segment’s direct operating expenses were $20,096 in 2006 compared to $27,326 in 2005, a decrease of $7,230 or 26.5%. The decrease was attributable to decreased production costs resulting from lower revenues. The Company’s Internet segment had direct operating expenses of $3,380 in 2006 compared to $3,225 in 2005, an increase of $155 or 4.8%. The Company’s direct operating expenses include share-based compensation costs of $361. As a percentage of net revenues, the Company’s direct operating expenses were 35.9% in 2005 and in 2006.

Selling, general and administrative expenses increased to $151,001 in 2006 from $138,675 in 2005, an increase of $12,326 or 8.9%. The Company’s television segment selling, general and administrative expenses were $92,735 in 2006 compared to $82,787 in 2005, an increase of $9,948 or 12%. The increase is due primarily to strategic alternative costs of $3,753, Televisa litigation costs of $2,691, increased general and administrative compensation costs of $2,761 and share-based compensation costs in general and administrative expenses of $1,330 offset by a decrease in research costs of $667. The Company’s radio segment had selling, general and administrative expenses of $43,491 in 2006 compared to $38,609 in 2005, an increase of $4,882 or 12.6%. The increase is due primarily to increased selling costs of $2,044 due to higher revenues, increase in bad debt expense of $1,336, share-based compensation costs in general and administrative expenses of $551 and increased promotion costs of $512. The Company’s music segment had selling, general and administrative expenses of $11,103 in 2006 compared to $14,075 in 2005, a decrease of $2,972. The decrease is due primarily to a decrease in compensation costs due to lower revenues. The Company’s Internet segment had selling, general and administrative expenses of $3,672 in 2006 compared to $3,204 in 2005, an increase of $468. The Company’s selling, general and administrative expenses include share-based compensation costs of $2,783. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased from 27.9% in 2005 to 28.2% in 2006.

Depreciation and amortization.   Depreciation and amortization increased to $22,895 in 2006 from $22,619 in 2005, an increase of $276 or 1.2%. The Company’s depreciation expense increased to $20,877 in 2006 from $19,788 in 2005, an increase of $1,089 primarily related to increased capital expenditures. The Company had amortization of intangible assets of $2,018 and $2,831 in 2006 and 2005, respectively, a decrease of $813, which is due primarily to a reduction of music intangible assets being amortized related to artist contracts.

Depreciation and amortization expense for the television segment increased by $530 to $17,290 in 2006 from $16,760 in 2005. Depreciation and amortization expense for the radio segment increased by $587 to $3,470 in 2006 from $2,883 in 2005. Depreciation and amortization expense for the music segment decreased by $946 to $1,581 in 2006 from $2,527 in 2005, related primarily to a reduction of intangible assets being amortized related to artist contracts. These contracts acquired from Fonovisa are being amortized over 10 years, but most were fully amortized by the end of 2005. Depreciation and amortization expense for the Internet segment increased by $105 to $554 in 2006 from $449 in 2005.

Operating income.   As a result of the above factors, operating income increased to $169,928 in 2006 from $157,838 in 2005, an increase of $12,090 or 7.7%. The Company’s television segment had operating income of $133,606 in 2006 and $112,636 in 2005, an increase of $20,970 or 18.6%. The Company’s radio segment had operating income of $37,981 in 2006 compared to $38,727 in 2005, a decrease of $746 or 1.9%. The Company’s music segment had an operating loss of $3,281 in 2006 compared to operating income of $6,883 in 2005, a decrease of $10,164. The Company’s Internet segment had operating income of $1,622 in 2006 compared to an operating loss of $408 in 2005, an improvement of $2,030. As a percentage of net revenues, the Company’s operating income was 31.7% in 2005 and in 2006.

Interest expense, net.   Interest expense decreased to $21,850 in 2006 from $22,112 in 2005, a decrease of $262 or 1.2%. The decrease is primarily due to lower borrowing offset by slightly higher interest rates.

Stock dividend.   Equity Broadcasting Corporation stock dividend income was $453 in 2006 and in 2005. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. See “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

Equity income in unconsolidated subsidiaries and other.   Equity income in unconsolidated subsidiaries and other improved by $142 to income of $650 in 2006 from income of $508 in 2005, due primarily to higher income related to the Company’s equity method investments.

Gain on sales of Entravision stock.   In the third quarter of 2006, the Company sold 0.2 million additional Entravision Class U common stock and recognized a gain of $194. Due to Entravision option terminations during the second quarter, the Company’s non-voting ownership interest on a fully converted basis increased to approximately 15.06% at June 30, 2006. The sale of these shares reduced the Company’s non-voting ownership interest on a fully converted basis to approximately 14.9%.

Noncontrolling interest in variable interest entities.   Under the guidelines of FIN 46, the Company is required to consolidate the operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family. Consequently, the Company recorded noncontrolling interest income of $931 in 2006, related to the Chavez family’s 50% ownership of Disa. The Company consolidated WLII for the six months ended June 30, 2005 when it was owned 100% by Raycom. On June 30, 2005, the Company acquired WLII for approximately $190,000, excluding acquisition costs. In 2005, the Company recorded a noncontrolling interest loss of $2,576 related to its variable interest entities. By recording the noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. WLII’s net income has no impact on our net income through June 30, 2005 since Raycom owned 100% of WLII.

Provision for income taxes.   In 2006, the Company reported an income tax provision of $61,583, representing $50,838 of current tax expense and $10,745 of deferred tax expense. In 2005, the Company reported an income tax provision of $54,120, representing $41,194 of current tax expense and $12,926 of deferred tax expense. The total effective tax rate was 41.1% in 2006 and 40.6% in 2005. The Company’s effective tax rate of 41.1% for 2006 is higher than the 40.6% due primarily to higher permanent non-deductible tax differences in 2006 as compared to 2005.

Net income.   As a result of the above factors, the Company reported net income in 2006 of $88,139 compared to net income of $79,164 in 2005, an increase of $8,975. As a percentage of net revenues, the Company’s net income increased from 15.9% in 2005 to 16.4% in 2006.

Operating income before depreciation and amortization.   Operating income before depreciation and amortization increased to $192,823 in 2006 from $180,457 in 2005, an increase of $12,366 or 6.9%. As a percentage of net revenues, the Company’s operating income before depreciation and amortization decreased from 36.3% in 2005 to 36% in 2006.

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
	(In thousands)
Operating income before depreciation and amortization	$192,823	$180,457
Depreciation and amortization	22,895	22,619
Operating income	169,928	157,838
Other expense (income):
Interest expense, net	21,850	22,112
Amortization of deferred financing costs	584	827
Stock dividend	(453)	(453)
Equity income in unconsolidated subsidiaries and other	(650)	(508)
Gain on sales of Entravision stock	(194)	—
Noncontrolling interest in variable interest entities	(931)	2,576
Provision for income taxes	61,583	54,120
Net income	$88,139	$79,164

	Three Months Ended September 30, 2006
	Consolidated	Television	Radio	Music	Internet
	(In thousands)
Operating income (loss) before depreciation and amortization	$192,823	$150,896	$41,451	$(1,700)	$2,176
Depreciation and amortization	22,895	17,290	3,470	1,581	554
Operating income (loss)	$169,928	$133,606	$37,981	$(3,281)	$1,622

	Three Months Ended September 30, 2005
	Consolidated	Television	Radio	Music	Internet
	(In thousands)
Operating income before depreciation and amortization	$180,457	$129,396	$41,610	$9,410	$41
Depreciation and amortization	22,619	16,760	2,883	2,527	449
Operating income (loss)	$157,838	$112,636	$38,727	$6,883	$(408)

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005 (Dollars in thousands)

Net Revenues.   Net revenues were $1,619,790 in 2006 compared to $1,438,982 in 2005, an increase of $180,808 or 12.6%. The Company’s television segment net revenues were $1,206,356 in 2006 compared to $992,229 in 2005, an increase of $214,127 or 21.6%. The growth was attributable to the Company’s three television networks, resulting primarily from an increase in advertising revenues due to the 2006 World Cup games and an increase in subscriber fees, which include a favorable adjustment of $5,866 related to programming services provided to a cable operator, which was not previously recognized. The owned-and-operated stations also had increased net revenues related to the 2006 World Cup games, which were attributable primarily to the Los Angeles, Phoenix, New York, Houston and Dallas markets. The Company’s radio segment had net revenues of $279,981 in 2006 compared to $267,616 in 2005, an increase of $12,365 or 4.6%. The growth was attributable primarily to the stations in the Los Angeles, Chicago, Miami, Phoenix and San Antonio markets. The Company’s music segment generated net revenues of $106,952 in 2006 compared to $161,919 in 2005, a decrease of $54,967 or 33.9%. The Company attributes the decrease in the music segment to underperforming releases, slippage in the release schedule and a continued high level of returns compounded by political and economic factors impacting music sales in the industry. The Company’s Internet segment had net revenues of $26,501 in 2006 compared to $17,218 in 2005, an increase of $9,283 or 53.9%, primarily related to an increase in advertisers and increased spending from existing advertisers.

Expenses.   Direct operating expenses increased to $618,471 in 2006 from $543,297 in 2005, an increase of $75,174 or 13.8%. The Company’s television segment direct operating expenses were $485,653 in 2006 compared to $392,125 in 2005, an increase of $93,528 or 23.9%. The increase is due primarily to 2006 World Cup costs of $108,258, increased license fee expense of $15,735 paid under our Program License Agreements offset by a decrease in other programming costs of $30,465. The decrease in the Company’s programming costs were due primarily to the benefits resulting from the Company’s cost reduction plan implemented in the fourth quarter of 2005 and a reimbursement of $4.5 million for production costs that Televisa over billed the Company related to the show “100 Mejicanos Dijeron.” The Company’s radio segment had direct operating expenses of $53,622 in 2006 compared to $50,048 in 2005, an increase of $3,574 or 7.1%. The increase is due primarily to increased programming costs of $3,866 offset by a decrease in technical costs of $292. The direct operating expenses of the Company’s music segment were $69,144 in 2006 compared to $91,844 in 2005, a decrease of $22,700 or 24.7%. The decrease was attributable to decreased production costs resulting from lower revenues. The Company’s Internet segment had direct operating expenses of $10,052 in 2006 compared to $9,280 in 2005, an increase of $772 or 8.3%. The Company’s direct operating expenses include share-based compensation costs of $1,115. As a percentage of net revenues, the Company’s direct operating expenses increased from 37.8% in 2005 to 38.2% in 2006.

Selling, general and administrative expenses increased to $459,569 in 2006 from $416,016 in 2005, an increase of $43,553 or 10.5%. The Company’s television segment selling, general and administrative expenses were $285,725 in 2006 compared to $250,392 in 2005, an increase of $35,333 or 14.1%. The increase is due primarily to strategic alternative costs of $11,127, Televisa litigation costs of $10,550, increased general and administrative compensation costs of $7,980, increased research costs of $4,477, share-based compensation costs in general and administrative expenses of $3,856 offset by a decrease in promotion costs of $2,892. The Company’s radio segment had selling, general and administrative expenses of $125,200 in 2006 compared to $115,161 in 2005, an increase of $10,039 or 8.7%. The increase is due primarily to an asset impairment charge of $1,659, share-based compensation costs in general and administrative expenses of $1,759, an increase in bad debt expense of $1,336, increased promotion costs of $2,010 and an increase in selling costs of $1,569. The Company’s music segment had selling, general and administrative expenses of $37,596 in 2006 compared to $41,611 in 2005, a decrease of $4,015. The decrease is due primarily to a decrease in compensation costs due to lower revenues. The Company’s Internet segment had selling, general and administrative expenses of $11,048 in 2006 compared to $8,852 in 2005, an increase of $2,196. The Company’s selling, general and administrative expenses include share-based compensation costs of $8,194. As a percentage of net revenues, the Company’s selling, general and administrative expenses decreased from 28.9% in 2005 to 28.4% in 2006.

Depreciation and amortization.   Depreciation and amortization decreased to $68,585 in 2006 from $69,852 in 2005, a decrease of $1,267 or 1.8%. The Company’s depreciation expense increased to $61,566 in 2006 from $58,953 in 2005, an increase of $2,613 primarily related to increased capital expenditures. The Company had amortization of intangible assets of $7,019 and $10,899 in 2006 and 2005, respectively, a decrease of $3,880, which is due primarily to a reduction of music intangible assets, related to artist contracts, being amortized.

Depreciation and amortization expense for the television segment increased by $1,645 to $51,468 in 2006 from $49,823 in 2005 due to increased depreciation expense related to increased capital expenditures. Depreciation and amortization expense for the radio segment increased by $553 to $9,408 in 2006 from $8,855 in 2005. Depreciation and amortization expense for the music segment decreased by $3,744 to $6,118 in 2006 from $9,862 in 2005, related primarily to a reduction of intangible assets, related to artist contracts, being amortized. These contracts acquired from Fonovisa are being amortized over 10 years, but most were fully amortized by the end of 2005. Depreciation and amortization expense for the Internet segment increased by $279 to $1,591 in 2006 from $1,312 in 2005.

Operating income.   As a result of the above factors, operating income increased to $473,165 in 2006 from $409,817 in 2005, an increase of $63,348 or 15.5%. The Company’s television segment had operating income of $383,510 in 2006 and $299,889 in 2005, an increase of $83,621 or 27.9%. The Company’s radio segment had operating income of $91,751 in 2006 compared to $93,552 in 2005, a decrease of $1,801 or 1.9%. The Company’s music segment had an operating loss of $5,906 in 2006 compared to operating income of $18,602 in 2005, a decrease of $24,508. The Company’s Internet segment had operating income of $3,810 in 2006 compared to an operating loss of $2,226 in 2005, an improvement of $6,036. As a percentage of net revenues, the Company’s operating income increased from 28.5% in 2005 to 29.2% in 2006.

Interest expense, net.   Interest expense increased to $69,621 in 2006 from $60,474 in 2005, an increase of $9,147 or 15.1%. The increase is due to higher interest rates and borrowings from the revolving credit facility to fund the 2005 stock repurchase plan and the acquisition of WLII in 2005.

Stock dividend.   Equity Broadcasting Corporation stock dividend income was $1,359 in 2006 and $1,359 in 2005. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. See “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

Equity income in unconsolidated subsidiaries and other.   Equity income in unconsolidated subsidiaries and other improved by $1,024 to income of $1,778 in 2006 from income of $754 in 2005, due primarily to higher income related to the Company’s equity method investments.

Non temporary decline in fair value of investment.   In 2005, the Company recorded a charge for a non temporary decline in the fair value of its Entravision investment of $48,336.

Gain on sales of Entravision stock.   On March 2, 2006, the Company and Entravision Communications Corporation completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate sale price of $51.1 million, or $7.30 per share. The Company recognized a gain on the repurchase transaction of approximately $1,260 in the first quarter of 2006. In the third quarter of 2006, the Company sold 0.2 million additional shares of Entravision Class U common stock and recognized a gain of $194. Due to Entravision option terminations during the second quarter, the Company’s non-voting ownership interest on a fully converted basis increased to approximately 15.06%

at June 30, 2006. The sale of these shares reduced the Company’s non-voting ownership interest on a fully converted basis to approximately 14.9% These transactions, coupled with the first quarter closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%.

Noncontrolling interest in variable interest entities.   Under the guidelines of FIN 46, the Company is required to consolidate the operating results of Disa, which is owned 50% by the Company and 50% by the Chavez family. Consequently, the Company recorded a noncontrolling interest loss of $622 in 2006, related to the Chavez family’s 50% ownership of Disa. The Company consolidated WLII for the six months ended June 30, 2005 when it was owned 100% by Raycom. On June 30, 2005, the Company acquired WLII for approximately $190,000, excluding acquisition costs. In 2005, the Company recorded a noncontrolling interest loss of $1,871 related to its variable interest entities. By recording the noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. WLII’s net income has no impact on our net income through June 30, 2005 since Raycom owned 100% of WLII.

Provision for income taxes.   In 2006, the Company reported an income tax provision of $156,021, representing $117,072 of current tax expense and $38,949 of deferred tax expense. In 2005, the Company reported an income tax provision of $139,021, representing $105,229 of current tax expense and $33,792 of deferred tax expense. The total effective tax rate was 38.5% in 2006 and 46.5% in 2005. The Company’s effective tax rate of 38.5% for 2006 is lower than the 46.5% for 2005 due primarily to a $2.1 million benefit realized from the reversal of a portion of the valuation allowance on the deferred tax asset relating to the non temporary decline in the fair value of the Entravision investment, and a tax benefit recorded in 2006 of $5,697, resulting from the resolution of various federal and state income tax audits. In 2005, the Company recorded a charge for a non temporary decline in the fair value of the Entravision investment, for which no tax benefit was recorded.

Net income.   As a result of the above factors, the Company reported net income in 2006 of $249,462 compared to net income of $159,746 in 2005, an increase of $89,716 or 56.2%. As a percentage of net revenues, the Company’s net income increased from 11.1% in 2005 to 15.4% in 2006.

Operating income before depreciation and amortization.   Operating income before depreciation and amortization increased to $541,750 in 2006 from $479,669 in 2005, an increase of $62,081 or 12.9%. As a percentage of net revenues, the Company’s operating income before depreciation and amortization increased from 33.3% in 2005 to 33.4% in 2006.

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
	(unaudited, in thousands)
Operating income before depreciation and amortization	$541,750	$479,669
Depreciation and amortization	68,585	69,852
Operating income	473,165	409,817
Other expense (income):
Interest expense, net	69,621	60,474
Amortization of deferred financing costs	2,030	2,482
Gain on sales of Entravision stock	(1,454)	—
Stock dividend	(1,359)	(1,359)
Equity income in unconsolidated subsidiaries and other	(1,778)	(754)
Non temporary decline in fair value of investment	—	48,336
Noncontrolling interest in variable interest entities	622	1,871
Provision for income taxes	156,021	139,021
Net income	$249,462	$159,746

	Nine Months Ended September 30, 2006
	Consolidated	Television	Radio	Music	Internet
	(In thousands)
Operating income before depreciation and amortization	$541,750	$434,978	$101,159	$212	$5,401
Depreciation and amortization	68,585	51,468	9,408	6,118	1,591
Operating income (loss)	$473,165	$383,510	$91,751	$(5,906)	$3,810

	Nine Months Ended September 30, 2005
	Consolidated	Television	Radio	Music	Internet
	(In thousands)
Operating income (loss) before depreciation and amortization	$479,669	$349,712	$102,407	$28,464	$(914)
Depreciation and amortization	69,852	49,823	8,855	9,862	1,312
Operating income (loss)	$409,817	$299,889	$93,552	$18,602	$(2,226)

Liquidity and Capital Resources (Dollars in thousands)

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service, capital expenditures and operations historically have been, and we expect will continue to be, provided by funds from operations and by borrowings.

Cash and cash equivalents were $250,696 at September 30, 2006, and $99,400 at December 31, 2005. The increase of $151,296 was attributable to net cash provided from operating activities of $330,778 and proceeds from the issuance of long-term debt of $375,000, the sale of Entravision stock of $51,100, proceeds from stock options exercised of $40,478 and other sources of funds of $2,752 offset by bank repayments of $587,008 and capital expenditures of $61,804. Cash and cash equivalents related to Disa are $18,210 and $36,246 at September 30, 2006 and at December 31, 2005, respectively.

Capital Expenditures

Capital expenditures totaled $61,804 for the nine months ended September 30, 2006. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. In 2006, the Company plans on spending a total of approximately $94,000, which consists of $20,000 for station facilities primarily in Houston and Puerto Rico; $18,000 for Univision Network upgrades and facilities expansion; $9,000 primarily for radio station facility upgrades; $6,000 for TeleFutura Network upgrades and facilities expansion; and approximately $41,000 primarily for normal maintenance expenditures.

Stock Repurchase Plan

On November 1, 2005, the Company’s Board of Directors approved the repurchase of an additional $500 million of its outstanding Class A Common Stock. The share repurchases will be made in the open market or negotiated transactions as market and business conditions warrant, subject to securities laws and other legal requirements. The share repurchase plan will expire on December 31, 2006. No shares have been repurchased under the plan in 2006 and the Merger Agreement restricts further repurchases without the Buyer’s consent.

Debt Instruments

The Company’s 7.85% senior notes due 2011 have a face value of $500 million and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year. The 7.85% senior notes due 2011 with a face value of $500 million have a book value of $497.3 million and a fair value of approximately $499.6 million at September 30, 2006.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700 million. These senior notes have a face value of $250 million, $200 million and $250 million, respectively. The three-year notes due 2006 were paid by the Company on October 13, 2006, primarily with funds from its revolving credit facility. These senior notes pay simple interest on April 15 and October 15 of each year. As part of the $700 million note transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At September 30, 2006, the Company had a swap liability with a fair value of $8.3 million reported in other long-term liabilities related to this transaction. The $700 million senior notes are carried at fair value at September 30, 2006.

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

On March 17, 2006, the Company entered into a new revolving credit facility that will mature on March 17, 2011 with a syndicate of commercial lenders. The aggregate amount of the commitments under the new revolving credit facility is $1 billion, which includes a $100 million sublimit for the issuance of standby letters of credit. The Company has the right, subject to certain conditions, to increase the commitment amount up to $500 million. No lender is obligated to participate in any such increase. At September 30, 2006, the Company had bank borrowings outstanding under its revolving credit facility of $105 million resulting primarily from the Company’s repurchases of its Class A Common Stock in 2005. The Company’s existing revolving credit facility will terminate upon completion of the Merger. The Company has approximately $23 million of letters of credit outstanding under the credit facility, which primarily includes $15 million related to the FIFA World Cup Agreement.

On August 24, 2006, the Company amended its revolving credit facility to convert the basis for assessing the LIBOR interest rate cost margin on its bank loans from a debt rating measure to a leverage ratio measure, which is basically a total debt to operating income before depreciation and amortization ratio. Depending on the Company’s leverage ratio, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.22% to 0.475% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 0.22% as of September 30, 2006.

Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Bank of America or 0.50% per annum over the federal funds rate. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the nine months ended September 30, 2006, the Company’s effective interest rate, excluding deferred financing costs, on its bank debt and senior notes was approximately 6.45%.

The credit agreement contains customary covenants, including restrictions on liens and financial covenants relating to interest coverage and leverage ratios. The credit agreement also restricts investments and cash dividends if a default exists or would result there from. Under the credit agreement, the Company is also limited in the amount of secured debt and subsidiary debt it can incur and in its ability to sell assets, engage in mergers and engage in material lines of business substantially different from business generally considered to be in the media and communications industry. At September 30, 2006, the Company was in compliance with its financial covenants.

The subsidiaries that guarantee the Company’s obligations under its credit agreement also guarantee the senior notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The Company’s variable interest entity, Disa, which was not wholly-owned by the Company at September 30, 2006, did not guarantee the Company’s bank credit agreement or senior notes. Following the Company’s acquisition of its remaining interest in Disa on October 27, 2006, Disa will guarantee the Company’s bank credit agreement and senior notes. The guarantees of the obligations under the revolving credit facility and the senior notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor’s Rating Services and Baa2 or better by Moody’s Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor’s or Baa3 by Moody’s.

On June 27, 2006, Moody’s downgraded the Company’s senior unsecured debt rating to Baa3 from Baa2 and, on September 28, 2006, downgraded our ratings again to Ba3. Additionally, on June 29, 2006, Standard & Poor’s lowered the Company’s senior unsecured debt rating to BB- from BBB-. The downgrades were related to concerns over the debt the Company may incur in connection with the planned sale to Buyer.

Change in Control Retention Bonus and Severance Plans

The Company has established a change in control retention bonus and severance plan to provide retention incentives for key employees of the Company to encourage them to remain as employees of the Company, to use their best efforts to help the Company achieve its operating plan and to ensure a successful completion of the change in control.

The change in control severance plan applicable to the Company’s executive officers, other than A. Jerrold Perenchio, has estimated severance benefits payable to such officers upon termination of employment, without cause or for good reason, in connection with a change in control of approximately $31 million in cash, and estimated prorated bonus payments to each of such officers of approximately $1.7 million in cash (assuming that the closing date of the merger occurs on March 26, 2007). The executive officers (other than A. Jerrold Perenchio) were also awarded restricted stock units that will remain outstanding at the closing of the merger and will vest on the earlier of 90 days following the merger

(if the holder is employed by the Buyer on such date) or the termination date of the executive officer’s employment without cause or resignation for good reason after the merger. The estimated value of these restricted stock units is $14.5 million.

Estimated payments, which are payable to other employees at the earlier of the merger closing date or the spring of 2007 under the change in control employee retention bonus plan, are estimated to be $3.3 million in cash. This cost is being expensed ratably through the spring of 2007. In addition, upon the closing of the merger, all unvested restricted stock units and unvested stock options will become vested.

Acquisitions

On January 1, 2006, the Company acquired radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for approximately $90 million. The Company paid for the acquisition with shares of Entravision common stock held by the Company.

The Company continues to explore acquisition opportunities to complement and capitalize on its existing business and management. The purchase price for any future acquisitions may be paid with (a) cash derived from operating cash flow, (b) proceeds available under bank facilities, (c) proceeds from future debt or equity offerings, or (d) any combination thereof. Under the Merger Agreement, the Company is restricted from (1) making business acquisitions or acquiring any material amount of assets in connection with acquisitions or investments with a purchase price in excess of $100 million in the aggregate and (2) incurring certain debt or issuing equity.

Contractual Obligations and Other Pending Transactions

The Merger Agreement

The Company has entered into a Merger Agreement, dated as of June 26, 2006 with Buyer and Acquisition Sub, whereby Buyer will acquire the Company. For more information related to the merger see “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

Puerto Rico Lease

The Company is party to a lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is being constructed and is owned by the landlord, with occupancy of the premises expected during the latter part of 2007. The term of the lease is 50 years. The sum of the lease payments will be approximately $74 million over 50 years.

Univision Music Group

Diara Inc., which is wholly-owned by José Behar, President and Chief Executive Officer of Univision Music Group, had a put right and the Company had a call right that required the Company to purchase a portion of Diara’s interest in Univision Music LLC in 2006 at an amount capped at $8 million. On May 12, 2006, the Company made a payment of $8 million to José Behar in accordance with this agreement. In 2009, Diara has a put right and the Company has a call right that would require the Company to purchase the remainder of Diara’s interest in Univision Music LLC. At September 30, 2006 the Company has a total of $1.9 million accrued related to these rights.

Cost Reduction Plan

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the current workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30.3 million in the fourth quarter of 2005. The plan was substantially completed during the fourth quarter of 2005. At December 31, 2005 and September 30, 2006, the Company had liabilities related to the cost reduction plan of approximately $11.3 and $3.7 million, respectively.

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

In August 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. A series of payments totaling $150 million were due over the term of the agreement. Payments of $33 million were made in the third quarter of 2006 related to these rights.

As the Company makes each payment, the next scheduled payment under the contract will be supported by a letter of credit. In addition to these payments and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. The rights fees were amortized over the 2002/2006 World Cups and other interim FIFA events based on the flow-of-income method. Under the flow-of-income method, the costs for the 2006 World Cup games, excluding advertising, promotion and broadcast costs, were approximately $100 million for the rights fees.

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

The Company’s cost basis in its investment in Entravision stock is $7.12 per share. Entravision’s stock price on September 30, 2006 was $7.44 and on October 31, 2006 was $7.34. Any gain or loss on future transactions involving Entravision stock will be measured by comparing the cost basis of $7.12 per share to the fair value of the Entravision stock at the transaction date. The Company monitors the Entravision stock price, its operating results, the performance and outlook for the media sector in general and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision.

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

On March 2, 2006, the Company and Entravision completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate sale price of $51.1 million, or $7.30 per share. This share repurchase transaction, coupled with the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%. The Company recognized a gain on the repurchase transaction of approximately $1.2 million. In the third quarter of 2006, the Company sold 0.2 million additional shares of Entravision Class U common stock and recognized a gain of $0.2 million.

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

Below is a summary of the Company’s major contractual payment obligations as of September 30, 2006:

Major Contractual Obligations
As of September 30, 2006

	Payments Due By Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Senior notes principal	$250,000	$200,000	$250,000	$—	$—	$500,000	$1,200,000
Senior notes interest-fixed	—	39,250	39,250	39,250	39,250	39,250	196,250
Senior notes interest-variable(a)	18,397	23,933	13,324	—	—	—	55,654
Estimated bank debt interest(b)	619	—	—	—	—	—	619
Bank debt	—	—	—	—	—	105,000	105,000
Operating leases	8,871	34,853	33,239	29,716	27,499	140,712	274,890
Capital leases	1,834	7,260	7,260	7,260	7,260	37,153	68,027
Puerto Rico building lease	—	—	1,017	1,017	1,017	70,931	73,982
Spanish programming(c)	26,514	63,370	39,587	44,471	87,698	170,814	432,454
English programming(d)	349	2,050	1,298	991	181	—	4,869
Nielsen(e)	10,380	36,184	26,581	21,356	21,038	26,115	141,654
Music license fees	4,299	12,150	8,562	5,362	—	—	30,373
Other	669	2,665	2,494	1,921	1,250	3,534	12,533
	$321,932	$421,715	$422,612	$151,344	$185,193	$1,093,509	$2,596,305

(a)           Interest expense is based on the LIBOR rate at September 30, 2006.

(b)          Interest expense related to the bank debt outstanding at September 30, 2006.

(c)           Amounts exclude the license fees that will be paid in accordance with the Program License Agreements, which is based primarily on 15% of Combined Net Time Sales. Amounts include broadcast rights’ costs for the 2010 and 2014 World Cup and other FIFA events.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include: cancellation or reductions in advertising; failure of our new or existing businesses to produce projected revenues or cash flow; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the FCC; a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; unanticipated interruption in our broadcasting for any reason, including acts of terrorism; write downs of the carrying value of assets due to impairment; and a failure to achieve profitability, growth or anticipated cash flows from acquisitions. Factors that could cause our forward-looking statements relating to the merger to differ materially from those expressed or implied by the forward-looking statements include: financial performance of the Company through the completion of the merger; satisfaction of the closing conditions set forth in the Merger Agreement; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the failure of the merger to close for any reason; business uncertainty and contractual restrictions during the pendency of the merger; significant delay in the expected completion of the Merger; regulatory review, approvals and restrictions; and diversion of management’s attention from ongoing business concerns.

Actual results may differ materially due to these risks and uncertainties and those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 with the Securities and Exchange Commission.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company’s overall interest rate exposure on its fixed-to-float interest rate swap on its senior notes of $700 million and its bank loans outstanding of $105 million at September 30, 2006, a change of 10% in interest rates would have an impact of approximately $4.3 million on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued three-, four- and five-year senior notes due 2006, 2007 and 2008 with a face value of $700 million. The Company’s 2.875%, 3.5% and 3.875% senior notes have a face value of $250 million, $200 million and $250 million, respectively. We received net proceeds of $694.5 million from the issuance of these senior notes, which pay simple interest on April 15 and October 15 of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At September 30, 2006, the Company had a swap liability of $8.3 million reported in other long-term liabilities related to this transaction. See “Notes to Condensed Consolidated Financial Statements—3. Recent Developments.”

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

Item 4.                        Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of September 30, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa and certainly not in material breach. On March 15, 2006, the Company made a payment, under protest, of approximately $6 million related to the Televisa litigation and has made additional payments of approximately $6.6 million in total, also under protest, in the second and third quarters of 2006. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the Filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new proposed Complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new proposed Complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

On May 5, 2006, the Company filed its Answer to the Second Amended Complaint, denying Televisa’s principal substantive allegations, denying liability, and asserting various affirmative defenses. On May 12, 2006, the Court reset the discovery cut-off date in the case for December 29, 2006, and the trial date for June 19, 2007. On May 22, 2006, the Company filed its First Amended Counterclaims, which added a claim for declaratory relief that the Company was not in material breach of the PLA or the Soccer Agreement and that it had received inadequate notice of any alleged breaches. Televisa sent a letter on June 2, 2006, notifying the Company that the 90-day cure period had expired for certain breaches alleged in Televisa’s February 16, 2006, notice of purported material breaches under the PLA and the Soccer Agreement. In that June 2, 2006 letter, Televisa contended that because the Company had purportedly failed to cure these and other breaches, some of which Televisa asserted were not susceptible of being cured, Televisa therefore had the right to terminate the PLA, the Soccer Agreement, and a related Guaranty given by Grupo Televisa to the Company. Televisa indicated, however, that it was not at that time exercising its purported termination rights and that it was seeking a declaration of its right to terminate in the litigation between the companies.

On July 19, 2006, Televisa filed a complaint in Los Angeles Superior Court seeking a judicial declaration that on and after December 19, 2006, it may, without liability to Univision, transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet. The Company was served with the new complaint on July 21, 2006. The Company filed a motion to dismiss or stay this action on August 21, 2006. Currently, the motion is scheduled to be argued on January 11, 2007.

On August 18, 2006, the Company filed a motion for leave to file its Second Amended Counterclaims, which include a newly-added claim for a judicial declaration that on and after December 19, 2006, Televisa may not transmit or permit others to transmit any television programming into the United States over or by means of the Internet. Televisa opposed the motion. On or about October 5, 2006, the Court granted Univision’s motion for leave to file its Second Amended Counterclaims.

On or about September 21, 2006, Televisa sent the Company an additional notice of purported breaches under the PLA. The new notice alleged breaches relating to the Company’s sale of advertising time in connection with certain types of programs. The notice also purported to supplement Televisa’s previous breach claims with respect to the Company’s editing of Televisa programming.

The Company continues to defend the litigation and pursue its counterclaims vigorously, and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

Merger Related Litigation

On June 27 and 28, 2006, plaintiffs L A Murphy and Spencer Abrams brought putative class actions in Los Angeles Superior Court on behalf of Univision shareholders against the Company and its directors. The complaints allege that the defendants breached various fiduciary duties to public stockholders when they purportedly sold the Company for less than its true value. A third shareholder action was later brought by the Plumbers and Pipefitters Union Local 525 Pension Plan. The L A Murphy lawsuit was voluntarily dismissed on September 11, 2006. The Abrams lawsuit was voluntarily dismissed on October 3, 2006. The voluntary dismissal of the Plumbers and Pipefitters Union Local 525 Pension Plan lawsuit is pending.

Disa Acquisition Litigation

On July 17, 2006, the Chavez Family filed a complaint in the United States District Court for the Central District of California alleging that it had exercised a Put Right on June 29, 2006 and that Univision Music had anticipatorily breached the LLC Agreement by, among other things, not purchasing the remaining 50% interest in Disa pursuant to the Put Right. The complaint further sought judicial declarations against Univision Music related to whether plaintiffs were in default under various agreements and excused from the duties and obligations under previously delivered noncompetition agreements.

On October 27, 2006, the Company acquired the remaining 50% of Disa for approximately $105 million and received in connection therewith new noncompetition agreements from the Chavez Family. The lawsuit by the Chavez Family against Univision Music was dismissed with prejudice on October 30, 2006.

Item 1A.                Risk Factors

There have been no material changes in the discussion pertaining to the risk factors that were provided in the December 31, 2005 Annual Report on Form 10-K.

Item 2.                        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company did not repurchase any of its Class A Common Stock during the three months ended September 30, 2006 under its $500,000,000 stock repurchase plan authorized by its Board of Directors on November 1, 2005. The plan expires December 31, 2006. No shares have been repurchased to date and the Merger Agreement restricts further repurchases.

Item 4.                        Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on September 27, 2006, at which stockholders voted upon a proposal to adopt the Agreement and Plan of Merger, dated as of June 26, 2006, by and among the Company, Buyer and Acquisition Sub. Pursuant to the terms of the Merger Agreement, the Acquisition Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Buyer and each share of Company common stock, other than those shares held (1) by the Company as treasury stock or by the Buyer or the Acquisition Sub immediately prior to the effective time of the merger, or (2) by stockholders, if any, who properly exercise their appraisal rights under Delaware law, will be converted into the right to receive $36.25 in cash. In addition, if the merger is consummated after April 26, 2007, then under certain circumstances the stockholders will also receive an amount equal to the pro rata portion, based upon the number of days elapsed since April 26, 2007, of $36.25 multiplied by 8% per annum, per share.

The adoption of the Merger Agreement required the approval of the holders of 60% of the combined voting power of the outstanding shares of Company common stock entitled to vote thereon, with each share having a single vote for these purposes. The number of shares of the Company’s Class A, Class P, Class T and Class V stock present at the meeting, by proxy or in person, collectively represented 78.18% of the voting interest of classes of stock outstanding and eligible to vote at the special meeting.

The votes cast by the holders of the Class A, Class P, Class T and Class V for the adoption of the Agreement and Plan of Merger were as follows: 195,343,612 for, 41,610,806 against and 1,302,272 abstained. The merger was approved.

Item 5.                        Other Information

On June 29, 2006, the Company filed a registration statement for the resale of 1,804,000 shares of Class A Common Stock for employee stock options that were fully exercisable for Class A Common Stock granted to Mr. Cahill, an executive officer of the Company, and Mr. John G. Perenchio, son of Mr. A. Jerrold Perenchio and director, by one of Mr. A. Jerrold Perenchio’s wholly-owned companies for services to that company.  In August 2006, these stock options were exercised.  Mr. Cahill owned a fully exercisable employee stock option to purchase 1,336,000 shares of Class A Common Stock.  Mr. John G. Perenchio owned a fully exercisable employee stock option to purchase 468,000 shares of Class A Common Stock.  Also in August 2006, Messrs. Cahill and John Perenchio sold the shares issued on exercise of such options pursuant to the registration statement.  In connection with such offering, each of Univision, on the one hand, and Messrs. Cahill and John Perenchio, on the other hand, agreed to customary indemnification of each other against certain liabilities, including certain liabilities under the Securities Act or to customary contribution in connection with these liabilities. Other than selling commissions and fees and stock transfer fees, Univision agreed to pay all of the expenses of the registration of the Class A common stock.

Item 6.                        Exhibits

Exhibit Number		Description
2.1	(9)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
2.2	(20)	Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc.
3.1	(8)	Restated Certificate of Incorporation of the Company
3.2	(11)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3	(17)	Amended and Restated Bylaws of the Company
4.1	(2)	Form of specimen stock certificate
4.2	(6)	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee
4.3	(6)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee
4.4	(12)	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011
4.5	(13)	Form of Officer’s Certificate for the Company’s 2006, 2007, and 2008 Senior Notes
4.6	(13)	Form of Supplemental Indenture for the Company’s Senior Notes Due 2006, 2007, and 2008
4.7	(13)	Form of 2.875% Senior Notes Due 2006
4.8	(13)	Form of Guarantee to Senior Notes Due 2006
4.9	(13)	Form of 3.500% Senior Notes Due 2007
4.10	(13)	Form of Guarantee to Senior Notes Due 2007
4.11	(13)	Form of 3.875% Senior Notes Due 2008
4.12	(13)	Form of Guarantee to Senior Notes Due 2008
10.1	(14)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.1.1	(20)	Voting and Proxy Agreement related to the Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc.
10.1.2	(20)	Form of Limited Guarantee related to the Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc.
10.1.3	(21)	Univision Communications Inc. Change in Control Retention Bonus Plan
10.1.4	(21)	Univision Communications Inc. Change in Control Severance Plan
10.2.1	(2)	Registration Rights Agreement dated as of October 2, 1996
10.2.2	(10)	Registration Rights Agreement dated September 22, 2003 by and between the Company and members of the Tichenor family
10.3.1	(4)	1996 Performance Award Plan

10.3.2	(15)	2004 Performance Award Plan
10.3.3	(18)	Form of employee restricted stock unit agreement
10.3.4	(21)	Form of employee restricted stock unit agreement under the Change in Control Retention Bonus Plan
10.3.5	(18)	Form of director stock option agreement
10.3.6	(18)	Form of employee stock option agreement form
10.3.7	(18)	Summary of director compensation
10.4.1	(7)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2	(7)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5	(2)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.6	(7)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1	(2)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2	(7)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3	(7)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.4	(7)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.5	(7)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.6	(11)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002
10.8	(19)

Credit Agreement dated as of March 17, 2006 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Bank of America, N.A., as Administrative Agent, and Citigroup Global Markets, Inc., as Syndication Agent

10.9

First amendment to credit agreement entered into as of August 24, 2006 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the Guarantors, the Lenders and Bank of America, N.A., as Administrative Agent.

10.10	(10)	Voting Agreement dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.12.1	(1)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.12.2	(16)	Amendment to Employment Agreement effective as of December 31, 2004 between The Univision Network Limited Partnership and Ray Rodriguez
10.12.3	(18)	Amendment to Employment Agreement effective as of December 31, 2005 between The Univision Network Limited Partnership and Ray Rodriguez

10.13.1	(7)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson
10.13.2	(16)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Andrew Hobson
10.13.3	(18)	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and Andrew Hobson
10.14.1	(5)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.14.2	(16)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and C. Douglas Kranwinkle
10.14.3	(18)	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and C. Douglas Kranwinkle
10.16.1	(16)	Employment Agreement dated as of July 1, 2004 between the Univision Communications Inc. and Robert V. Cahill
10.16.2	(16)	Amendment to Employment Agreement effective as of December 31, 2004 between Univision Management Company and Robert V. Cahill
10.16.3	(18)	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and Robert V. Cahill
10.17	(3)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18.1	(7)	Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.2	(7)	First Amendment dated January 11, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.3	(7)	Second Amendment dated January 28, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.4	(7)	Third Amendment dated February 27, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.18.5	(7)	Fourth Amendment dated March 7, 2002 to Letter Agreement by and between Univision Communications Inc. and Grupo Televisa S.A. dated December 19, 2001
10.19		Indemnification Letter among Univision Communications Inc., John G Perenchio and Robert Cahill dated August 7, 2006
31.1		Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(17) Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10Q for the period ended September 30, 2005

(18) Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10K for the year ended December 31, 2005

(19) Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed March 22, 2006

(20) Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8K filed June 28, 2006

(21) Previously filed as an exhibit to Univision Communicaitons Inc.’s Report on Form 10Q for the period ended June 30, 2006

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC.
(Registrant)
	By	/s/ PETER h. LORI
November 9, 2006		Peter H. Lori
Corporate Controller and
Chief Accounting Officer