Form 10-K
period 2006-12-31
UNIVISION COMMUNICATIONS INC
filed 2007-02-09
CIK 1017008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:  001-12223

UNIVISION COMMUNICATIONS INC.

Incorporated in Delaware

I.R.S. Employer Identification Number:  95-4398884

1999 Avenue of the Stars, Suite 3050

Los Angeles, California 90067

Tel: (310) 556-7676

Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered
Class A Common Stock, Par Value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Class A Common Stock of the Company held by non-affiliates on June 30, 2006 (the last business day of the Company’s most recently completed second fiscal quarter) was approximately $8,100,000,000, based on the closing sale price as reported on the New York Stock Exchange. This calculation does not include the value of any of the outstanding shares of Class P, Class T or Class V Common Stock.

There were 249,721,609 shares of Class A Common Stock, 35,283,284 shares of Class P Common Stock, 13,593,034 shares of Class T Common Stock and 10,954,706 of Class V Common Stock issued and outstanding as of January 8, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include: cancellation or reductions in advertising; failure of our new or existing businesses to produce projected revenues or cash flow; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the Federal Communications Commission (“FCC”); a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; Internet piracy, home copying and Internet downloading; further recorded music industry declines; potential impact of new technologies; unanticipated interruption in our broadcasting for any reason, including acts of terrorism; write downs of the carrying value of assets due to impairment; and a failure to achieve profitability, growth or anticipated cash flows from acquisitions. Factors that could cause our forward-looking statements relating to the Merger to differ materially from those expressed or implied by the forward-looking statements include: financial performance of the Company through the completion of the Merger; satisfaction of the closing conditions set forth in the Merger Agreement; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the failure of the Merger to close for any reason; business uncertainty and contractual restrictions during the pendency of the Merger; significant delay in the expected completion of the Merger; regulatory review, approvals and restrictions; and diversion of management’s attention from ongoing business concerns.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in “Risk Factors” contained in this report.

PART I

ITEM 1.                Business

Univision Communications Inc., together with its subsidiaries, is the leading Spanish-language media company in the United States. In 2006, the Company operated in four business segments:

•       Television:   The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations and the Galavisión cable television network. For the year ended December 31, 2006, the television segment accounted for approximately 74% of the Company’s net revenues. See “—Television Broadcasting.”

•       Radio:   Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the year ended December 31, 2006, the radio segment accounted for approximately 17% of the Company’s net revenues. See “—Univision Radio.”

•       Music:   The Company’s music recording and music publishing business, launched in April 2001, includes the Univision, Fonovisa, Disa and La Calle labels. For the year ended December 31, 2006, the music segment accounted for approximately 7% of the Company’s net revenues. See “—Music Recording and Publishing.”

•       Internet:   Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the year ended December 31, 2006, the Internet segment accounted for approximately 2% of the Company’s net revenues. See “—Internet.”

For a description of the financial information about each segment, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements—17. Business Segments.” The Company was incorporated in Delaware in April 1992 as Perenchio Communications, Inc. and changed its name to Univision Communications Inc. in June 1996. Its principal executive offices are located at 1999 Avenue of the Stars, Suite 3050, Los Angeles, California 90067, telephone number (310) 556-7676. The Company’s stock is traded on the New York Stock Exchange (UVN) and is part of the Standard & Poor’s S&P 500 Index. The terms “Company,” “we,” “us” and “our” refer collectively to Univision Communications Inc. and its subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website at www.univision.net and in print. The public may read and copy materials the Company files with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The Company’s Corporate Governance Guidelines, Director Independence Standards, Code of Conduct, Ethical Standards and Business Practices, Code of Ethics for Senior Financial Officers, Charter of Audit Committee and Charter of Compensation Committee are also available on the Company’s website, as well as in print to any stockholder who requests them.

Recent Developments

Acquisition of Disa

On October 26, 2006, the Company acquired the remaining 50% of Disa, its Mexico-based music and recording publishing company, for approximately $105 million. The Company financed this transaction through borrowings under its revolving credit facility.

Acquisition of the Company by the Investors

Stockholder Merger Approval

A special meeting of the Company’s stockholders was held on September 27, 2006, and the stockholders voted in favor of the adoption of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 26, 2006, by and among the Company, Umbrella Holdings, LLC, a Delaware limited liability company (the “Buyer”), and Umbrella Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Buyer (the “Acquisition Sub”). The transaction described in the Merger Agreement is referred to as the “Merger.”

The Merger Agreement

As a result of the Merger, the separate corporate existence of Acquisition Sub will cease and Univision will continue as the surviving corporation in the Merger as a subsidiary of Buyer. At the effective time of the Merger, each issued and outstanding share of common stock (other than shares that were held in treasury or owned by Acquisition Sub or Buyer immediately prior to the Merger and shares held by stockholders who properly demand their appraisal rights), will be paid $36.25 in cash, without interest, plus any additional consideration payable under the terms of the Merger Agreement. Under the terms of the Merger Agreement, if the Merger becomes effective after April 26, 2007, each holder of issued and outstanding common stock will also receive an amount equal to the pro rata portion, based upon the number of days elapsed subsequent to April 26, 2007, of $36.25 per share multiplied by 8% per annum, so long as certain conditions for closing the Merger have been satisfied or waived as of that date.

Each stock option outstanding and unexercised at the effective time of the Merger, whether vested or unvested, with an exercise price per share less than the Merger consideration of $36.25 will be paid in cash for the difference between the exercise price per share and $36.25 multiplied by the number of shares underlying the option. Each warrant outstanding at the effective time of the Merger with an exercise price per share less than the Merger consideration of $36.25 will be cancelled and paid in cash for the difference between the exercise price per share and $36.25 multiplied by the number of shares underlying the warrant. Subject to certain exceptions, each restricted stock unit that remains outstanding as of the effective time of the Merger, will be paid in cash.

Buyer and Acquisition Sub are entities owned by an investment consortium consisting of Madison Dearborn Capital Partners IV, L.P., Madison Dearborn Capital Partners V-A, L.P., Providence Equity Partners V L.P. and related entities, SCG Investments II, LLC, TPG Partners V, L.P. and Thomas H. Lee Equity Fund VI, L.P. (together, the “Investors”). Buyer will assume or repay approximately $1.1 billion in debt of the Company, which in conjunction with the payments specified above and $500 million in estimated fees and expenses in connection with the Merger, represents a transaction value of approximately $14.0 billion.

The Merger is subject to regulatory approval by the FCC. The Company has already obtained clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger is expected to close in March 2007.

The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under certain specified circumstances, including, among other things, if the Company’s board of directors (1) changes its recommendation to its stockholders to approve and adopt the Merger Agreement or (2) determines in good faith that it has received an unsolicited bona fide Superior Proposal, (as such term is defined in the Merger Agreement), and, after considering any revised proposal the Buyer may make concurrently with the termination of the Merger Agreement, enters into a definitive agreement with respect to such Superior Proposal, then the Company will be required to pay Buyer a termination fee of $300 million.

If the Company terminates the Merger Agreement due to Buyer’s failure to receive the requisite regulatory approvals prior to a specified date and all other conditions to Buyer’s obligations to consummate the Merger have been satisfied on that date, then Buyer is required to pay the Company a termination fee equal to $500 million. Alternatively, if the Company terminates the Merger Agreement due to Buyer’s failure to effect the closing because of a failure to receive adequate proceeds from one or more of the financings contemplated by the financing commitments all other conditions to Buyer’s obligations to consummate the Merger have been satisfied, then Buyer is required to pay the Company a termination fee equal to $300 million. Neither the Buyer nor the Acquisition Sub will have any liability in excess of $300 million in damages less any termination fee previously paid in respect of the Company’s termination of the Merger Agreement for intentional breach of the Merger Agreement.

Merger Debt and Equity Financing

At December 31, 2006, the Company and Buyer estimate that the total amount of funds necessary to complete the Merger and the related transactions is anticipated to be approximately$14.0 billion, which includes approximately $12.4 billion to be paid out to the Company’s stockholders and holders of equity-based interests in the Company, $1.0 billion related to the assumption by Buyer of the Company’s financing arrangements and related transactions (excluding the refinancing the Company’s existing bank credit facility) and $500 million estimated to pay fees and expenses in connection with the Merger. These payments are expected to be funded by the Buyer and the Acquisition Sub in a combination of equity contributions by the Investors, debt financing and, to the extent available, cash of the Company. The Buyer and the Acquisition Sub have obtained equity and debt financing commitments, described below, in connection with the transactions contemplated by the Merger Agreement.

The Buyer has informed the Company that it intends to keep the Company’s existing senior notes outstanding after completion of the Merger. The Company’s existing revolving credit facility will terminate upon completion of the Merger.

The Investors have collectively agreed to cause up to approximately $4.0 billion of cash to be contributed to the Buyer, which will constitute the equity portion of the Merger financing. Madison Dearborn Capital Partners V-A, L.P., Providence Equity Partners V, L.P. and related entities, TPG Partners V, L.P. and Thomas H. Lee Equity Fund VI, L.P. have each delivered an equity commitment letter for approximately $914 million to the Buyer and SCG Investments II, LLC has delivered an equity commitment letter for $300 million to the Buyer.

In connection with the execution and delivery of the Merger Agreement, the Acquisition Sub has obtained debt commitment letters from various lenders which, subject to certain conditions, provide for $10.25 billion in debt financing (not all of which is expected to be drawn at closing) consisting of (1) a senior secured term loan facility, a senior bridge loan facility and a senior subordinated bridge loan facility in an aggregate principal amount of up to $9.05 billion to finance the payment of the aggregate Merger consideration and to pay, in part, fees and expenses in connection therewith, (2) a senior secured delayed draw term loan facility in an aggregate principal amount of up to $450 million, which is available for a limited time to repay or prepay the Company’s existing senior notes, and (3) a senior secured revolving credit facility in an aggregate amount of up to $750 million to pay fees and expenses in connection with the Merger and for working capital and other general corporate purposes. The senior bridge loan facility and the senior subordinated bridge loan facility are expected to be utilized only to the extent the Acquisition

Sub is not able to complete on or prior to the effective time of the Merger one or more offerings of notes or other financings in an aggregate amount equal to commitments under those facilities of approximately $2 billion.

The Acquisition Sub is currently pursuing financing which may be more favorable to it than the financing described in this paragraph, however such pursuit of modified financing terms does not impact the commitments for the financing described above, and such commitments remain in full force and effect.  The proposed terms of such modified financing are described under the heading “Liquidity and Capital Resources” herein.

Change in Control Retention Bonus and Severance Plans

The Company has established a change in control retention bonus and severance plan to provide retention incentives for key employees of the Company to encourage them to remain as employees of the Company, to use their best efforts to help the Company achieve its operating plan and to ensure a successful completion of the change in control.

The change in control severance plan applicable to the Company’s executive officers other than A. Jerrold Perenchio, has estimated severance benefits payable to such officers upon termination of employment, without cause or for good reason, in connection with a change in control of approximately $33 million in cash, and estimated prorated bonus payments to such officers totaling approximately $1.8 million in cash (assuming that the closing date of the Merger occurs on March 26, 2007). The executive officers (other than A. Jerrold Perenchio) were also awarded restricted stock units that will remain outstanding at the closing of the Merger and will vest on the earlier of 90 days following the Merger (if the holder is employed by the Buyer on such date) or the termination date of the executive officer’s employment without cause or resignation for good reason after the Merger. The estimated value of these restricted stock units is $14.5 million.

Estimated retention bonus payments, which are payable to other employees at the earlier of the Merger closing date or March 2007 under the change in control employee retention bonus plan, are estimated to be $4.7 million in cash. This cost is being expensed ratably through the expected date of the closing. Certain of these other employees are also entitled to a retention bonus on the one year anniversary of the Merger closing date provided that they are either employed on such date or have a qualifying termination of employment prior to such date (and in such latter case, will be paid on the date of such termination). In addition, upon the closing of the Merger, subject to certain exceptions, each restricted stock unit that remains outstanding as of the effective time of the Merger will be paid in cash.

Television Broadcasting

The Company’s principal business segment is television broadcasting, which consists primarily of the Univision, TeleFutura and Galavisión television networks, the Univision Television Group (“UTG”) owned-and-operated broadcast television stations (collectively, the “UTG O&Os”) and the TeleFutura Television Group (“TTG”) owned-and-operated broadcast television stations (collectively, the “TTG O&Os”). At December 31, 2006, the UTG O&Os included a station in Washington, D.C., and the TTG O&Os include four stations in Boston, Massachusetts; Albuquerque, New Mexico; Orlando, Florida; and Tampa, Florida that are owned by the Company but sell their local advertising through third parties, and a station in Denver, Colorado that is owned in part by the Company with local advertising time sold by third parties.

The Company programs its three networks so that Univision Network, TeleFutura Network and Galavisión generally do not run the same type of program simultaneously.

Univision Network and Univision Television Group and Affiliates

Univision Network.   Univision Network is the leading Spanish-language television network in the U.S., reaching approximately 99% of all U.S. “Hispanic Households” (defined as those with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household). According to Nielsen Media Research (“Nielsen”), there are approximately 11.2 million Hispanic Households in the United States. From its operations center in Miami, Univision Network provides its broadcast and cable affiliates with 24 hours per day of Spanish-language programming with a prime time schedule of substantially all first-run programming (i.e., no re-runs) throughout the year. The operations center also provides production facilities for Univision Network’s news and entertainment programming.

Univision Television Group and Affiliates.   At December 31, 2006, UTG O&Os had 20 full-power and 10 low-power stations, representing approximately 72% of the Univision Network broadcast distribution. Nineteen of the UTG O&Os broadcast Univision Network’s programming, and most produce local news and other programming of local importance, cover special events and may acquire programs from other suppliers. One full-power UTG O&O in Bakersfield, California is an affiliate of MyNetworkTV. Eleven of the 20 full-power UTG O&Os are located in the top 15 Nielson Designated Market Areas (“DMA”) in terms of number of Hispanic households.

In addition to the UTG O&Os, as of December 31, 2006, Univision Network had 19 full-power and 50 low-power television station affiliates (“Univision Affiliated Stations”) and 1,776 cable affiliates. The Company also owns and operates two television stations in Puerto Rico.

Univision Network produces and acquires programs, makes those programs available to its affiliates, including the UTG O&Os, and sells network advertising. The full-power UTG O&Os and full-power Univision Affiliated Stations together reach approximately 82% of Hispanic Households. The low-power UTG O&Os and low-power Univision Affiliated Stations (including translators) together reach approximately 7% of Hispanic Households. The cable affiliates and direct broadcast systems reach approximately 11% of Hispanic Households.

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

Univision Network from time to time may enter into affiliation agreements with additional stations in new DMAs based upon its perception of the market for Spanish-language television and the Hispanic market in the station’s DMA.

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

TeleFutura Network and TeleFutura Television Group and Affiliates

TeleFutura Network.   In January 2002, the Company launched a 24-hour general-interest Spanish-language broadcast network, TeleFutura, to meet the diverse preferences of the multi-faceted U.S. Hispanic community. TeleFutura Network’s signal covers approximately 87% of all Hispanic Households through TTG O&Os and three full-power and 31 low-power station affiliates (“TeleFutura Affiliated Stations”). TeleFutura Network counter-programs traditional Spanish-language lineups, including the Univision Network, and is designed to draw additional viewers to Spanish-language television by offering primetime Hollywood movies dubbed in Spanish, original Spanish-language movies, primetime game shows and sports.

TeleFutura Television Group and Affiliates.   The TTG O&Os consist of 18 full-power and 13 low-power Spanish-language television stations. Twelve of the 18 full-power TTG O&Os are located in the top 15 DMAs in terms of number of Hispanic Households. In addition, TeleFutura Network has entered into affiliation agreements with broadcast television stations, and cable and satellite television distributors to provide TeleFutura Network and station programming on terms similar to those of the affiliation agreements between Univision Network and its affiliates.

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

Galavisión

The Company also owns Galavisión, the leading U.S. Spanish-language general entertainment basic cable television network, which is available in 135 DMAs. Galavisión’s schedule averages over 50 hours of live news, sports, variety and entertainment programming each week. According to Nielsen Hispanic Television Index, Galavisión reaches approximately 47.6 million U.S. cable households and 7.4 million or 84% of Hispanic Cable Plus households, which include satellite providers. The network has achieved record viewership levels since its new programming launch in May 2002.

Univision Radio

Univision Radio, headquartered in Dallas, Texas, owns and operates 69 radio stations in 16 of the top 25 U.S. Hispanic markets and owns and operates five radio stations in Puerto Rico. Univision Radio’s stations cover approximately 70% of the U.S. Hispanic radio listeners and have 11 million listeners weekly.

Univision Radio has historically acquired under-performing radio stations with good signal coverage of the target population and converted the existing station format to a Hispanic-targeted format. In addition, Univision Radio has acquired radio stations whose radio signals might eventually be upgraded or improved. Univision Radio programs more than 60 individual or simulcast radio stations. Most music formats are primarily variations of regional Mexican, tropical, reggaeton, tejano and contemporary music styles. The regional Mexican format consists of various types of music played in different regions of Mexico; the Latin adult format is a relatively new format that is a compilation of the best “hits” of regional

Mexican music from the 70’s, 80’s and 90’s; the tropical format consists primarily of salsa, merengue and cumbia music; the reggaetón format consists of the current and prevalent form of Latin urban and pop music; the tejano format consists of music originated in or indigenous to Texas but based on Mexican themes; and the contemporary format consists of popular romantic and pop music forms. Hispanics who may use English along with Spanish, or perhaps favor English over Spanish, are also reached by five of Univision Radio’s stations in three markets, which are programmed in the classic rock, hip hop and rhythmic/contemporary hit formats.

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

Music Recording and Publishing

Univision Music Group, launched in 2001, consists of the businesses under its wholly-owned subsidiary, Univision Music, Inc. The primary business under Univision Music, Inc. is Univision Music LLC, which owns and operates the Univision Records, Fonovisa Records, and La Calle Records labels, Univision Music Group—Mexico and Univision Music Publishing. Univision Music, Inc. also owns Disa, a Monterrey, Mexico-based record label and music publisher.

Univision Music LLC’s membership units are owned 90% by the Company and 10% by Diara, Inc., which is wholly-owned by José Behar, President and Chief Executive Officer of Univision Music Group. Univision Music Group is headquartered in Los Angeles, California. See “Notes to Consolidated Financial Statements—4. Related Party Transactions.”

Univision Records, Fonovisa Records, Disa Records and La Calle Records have approximately 150 recording artists on their combined rosters. Univision Music Group is the leader in record sales of Latin music in the U.S. and Puerto Rico accounting for approximately 39% of the Latin music sold in the U.S. in 2006. Within the U.S. Latin music market, the Univision Music Group accounted for approximately 74% of the regional Mexican genre.

Internet

Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which is primarily directed at Hispanics in the United States and is intended to appeal to a broad consumer interest, including entertainment, sports, news, personal finance and shopping. In 2001, its first full-year of operations, Univision.com became the #1 Spanish-language website for U.S. Hispanics and has retained its leadership position ever since, according to Nielsen Media Research and the Hispanic Internet Usage and Engagement Study, Simmons Custom Research, August 2006. The use of the Internet by U.S. Hispanics is climbing rapidly, with unique visits to Univision.com growing to 300 million in 2006 from 81 million in 2002, an increase of over 270%.

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

Hispanic Population Growth and Concentration.   The Hispanic population of the U.S. increased by 58% between 1990 and 2000 to 35.3 million according to the 2000 U.S. Census. This rate of growth was more than four times that of the total U.S. population and approximately seven times that of the U.S. non-Hispanic population. While Hispanics accounted for 12.5% of the U.S. population in 2000, the U.S. Census Bureau projects that the Hispanic percentage will grow to approximately 20% of the total U.S. population by the year 2020, confirming a fundamental shift in the ethnic makeup of the country. According to the 2000 U.S. Census, Hispanics accounted for 27% of the population of New York City and 46.5% of Los Angeles, the two cities with the largest total populations and largest Hispanic populations. Approximately 50% of all Hispanics are located in the eight largest U.S. Hispanic markets, and the Company owns two or more television stations and three or more radio stations in each of these markets. According to U.S. Census estimates published July 1, 2005, there are approximately 42.7 million Hispanics living in the United States, which account for approximately 14.4% of the U.S. population.

Greater Hispanic Buying Power.   The Hispanic population is projected to represent $872 billion in estimated disposable income in 2007 (8.6% of the total U.S. disposable income), an increase of 74% since 2000. Hispanics are expected to account for more than $1 trillion of U.S. disposable income (9.7% of the U.S. total) by 2010, outpacing the expected growth in total U.S. disposable income.

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

Ratings

Until December 26, 2005, Univision Network solely subscribed to Nielsen Media Research’s National Hispanic Television Index (“NHTI”), which measures only Hispanic audiences. As of December 26, 2005, Univision Network ratings also became available on Nielsen’s national ratings service, Nielsen Television Index (“NTI”), which provides television ratings for all of the major U.S. networks. NTI is based on the National People Meter sample which is comprised of approximately 10,000 households and is subscribed to by broadcast networks, cable networks, syndicators, advertisers and advertising agencies nationwide. The Univision Network will maintain its subscription to NHTI until September 2007 when the National People Meter sample will become the sole sample for both English-language media and Spanish-language media.

Television.   During the last five years, Univision Network has consistently ranked first in prime time television among all Hispanic adults and has consistently had between 95% and 100% of the 20 most widely watched programs among all Hispanic Households based on the November Nielsen Hispanic Television Index.

Among Hispanics, the Spanish-language television share of prime time viewing continues to increase. Currently in the 2006-2007 season, 53% of all Hispanic 18-49 year olds watching television in prime time are watching Spanish language programs. This compares with 47% in the 2000-2001 season.

The following table shows that the Univision Broadcast Networks prime time audience ratings during the last five years are considerably higher than the other networks among the age segment most targeted by advertisers:

Prime Time Ratings Among Hispanic Adults Aged 18 to 49

	2002	2003	2004	2005	2006
Daily 7:00 PM-11:00 PM	Average Audience%	Average Audience%	Average Audience%	Average Audience%	Average Audience%
Univision (UNI)	9.0	8.6	8.8	10.0	8.7
TeleFutura (TF)	1.0	1.6	2.1	1.6	1.8
Telemundo	2.7	2.2	3.1	2.6	3.0
ABC	1.6	1.4	1.4	1.4	1.6
CBS	1.2	1.1	1.2	1.1	1.0
NBC	1.8	1.6	1.7	1.2	1.1
FOX	1.8	2.2	1.8	1.6	1.6
WB	1.0	0.9	0.9	0.7	0.6
UPN	1.1	1.0	1.0	0.8	0.8
PAX	0.1	0.1	0.1	0.1	0.1
AZTECA AMERICA	—	—	0.3	0.6	0.6
CW	—	—	—	—	1.0
SHARE CALCULATIONS:
Total Ratings	21.3	20.7	22.4	21.7	20.8
UNI+TF Ratings	10.0	10.2	10.9	11.6	10.5
Univision Combined Networks’ Share	46.9%	49.3%	48.7%	53.5%	50.5%

Source: Nielsen Hispanic Television Index

Spanish-language television prime time is from 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday through Saturday. English-language television prime time is from 8 p.m. to 11 p.m., Eastern and Pacific Standard Times, Monday through Saturday and 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday.

Note: The CW network was launched on September 18, 2006 and is a combination of the WB and UPN networks.

In addition, according to the November 2006 Nielsen Station Index:

•       all 14 full-power UTG O&Os for which such data are available ranked first among Spanish-language television stations in “total day” in their respective DMAs, based on total audience rank of adults 18 to 49 years of age;

•       four of the 14 full-power UTG O&Os for which such data are available ranked as the top station in “total day” in their respective DMAs, English- or Spanish-language, based on total audience rank of adults 18 to 49 years of age;

•       all 15 of the full-power Univision Affiliated Stations for which such data are available ranked first among Spanish-language television stations in their respective DMAs.

No audience data are available for five UTG O&O full-power stations and four Univision Affiliated Stations due to their relatively low audience share.

Radio.   Radio ratings are measured by Arbitron, a marketing and research firm serving primarily the radio industry and specializing in audience ratings-measurement for marketing to advertisers. Arbitron measures radio station listening by market, in various day-parts and demographics, with data collected from areas throughout a given market. Ratings trends are released monthly and ratings books are issued each season. Univision Radio, according to the Summer 2006 Arbitron ratings book, operates the leading Spanish-language radio station in the adult 25-54 age group, as measured by Average Quarter Hour (“AQH”) audience rating, in 10 of the 12 top U.S. Hispanic radio markets as measured by Arbitron. During this same period, the Company operated the number one station format in six markets and 24 station formats ranked among the top-ten radio stations in AQH audience, regardless of language or format, in their respective markets.

Program License Agreements

Through its program license agreements (the “PLAs”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”), the Company has the exclusive right until December 2017 to air in the U.S. all Spanish-language programming produced by or for them (with limited exceptions). The PLAs provide the Company’s television and cable networks with access to programming to fill up to 100% of their daily schedules. Televisa and Venevision programming represented approximately 42% and 19% in 2006 and 39% and 15% in 2005, respectively, of Univision Network’s non-repeat broadcast hours. Televisa and Venevision programming represented approximately 19% and 6% in 2006 and 23% and 7% in 2005, respectively, of TeleFutura Network’s non-repeat broadcast hours. See Item 3. Legal Proceedings for a description of the litigation with respect to our PLA with Televisa.

The PLAs allow the Company long-term access to Televisa and Venevision programs and the ability to terminate unsuccessful programs and replace them with other Televisa and Venevision programs without paying for the episodes that are not broadcast. This program availability and flexibility permits the Company to adjust programming on all its networks to best meet the tastes of its viewers.

Televisa and Venevision programs available to the Company are defined under the PLAs as all programs produced by or for each of them in the Spanish-language or with Spanish subtitles other than programs for which they do not own U.S. broadcast rights or as to which third parties have a right to a portion of the revenues from U.S. broadcasts (“Co-produced Programs”). Televisa and Venevision have also agreed through their affiliates to use their best efforts to coordinate with the Company to permit the Company to acquire U.S. Spanish-language rights to certain Co-produced Programs and to special events produced by others, sporting events, political conventions, election coverage, parades, pageants and variety shows.

In addition, Televisa and Venevision must use good faith efforts not to structure arrangements or agreements with respect to programs in a manner intended to cause such programs not to be available to the Company as “Programs” pursuant to the PLA.

In consideration for access to the programming of Televisa and Venevision, the Company pays royalties to Televisa and Venevision. For a discussion of how royalties are determined and the amounts paid under the program license agreements for Puerto Rico, see “Certain Relationships and Transactions, and Director Independence” and see also “Notes to Consolidated Financial Statements—4. Related Party Transactions—PLAs.”

Under the PLAs, Televisa and Venevision also have the right to use, without charge and subject to limitations, advertising time that we do not either sell to advertisers or use for our own purposes. The PLAs also provide that the Company will annually swap with each of Televisa and Venevision $10 million of non-preemptable advertising time. The Company accounts for this arrangement as a net barter transaction, with no effect on revenues, expenses or net income on an annual basis. Each of Televisa and Venevision may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period. Televisa received approximately 129,000, 93,000 and 23,000 of preemptable and non-preemptable 30-second commercial advertisements in 2006, 2005 and 2004, respectively. Venevision received approximately 55,000, 84,000 and 83,000 of preemptable and non-preemptable 30-second commercial advertisements in 2006, 2005 and 2004, respectively.

The Company has program license agreements for Puerto Rico where its rights are exclusive in a manner similar to the overall PLAs pursuant to which we are required to pay royalties to Televisa and Venevision. The required payments in 2006 were approximately $7.0 million to Televisa and $3.6 million to Venevision. For a discussion of how royalties are determined and the amounts paid under the program license agreements for Puerto Rico, see “Certain Relationships and Transactions, and Director Independence” and see also “Notes to Consolidated Financial Statements—4. Related Party Transactions—PLAs.”

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

Advertising

During the last three years, no single customer has accounted for more than 10% of the Company’s net revenues.

The Company’s television and radio advertising revenues are derived from network advertising, national spot advertising and local advertising, and come from diverse industries, with advertising for food and beverages, personal care products, automobiles, other household goods and telephone services representing the majority of network advertising revenues. National spot advertising represents time sold to national and regional advertisers based outside a station’s DMA and is the means by which most new national and regional advertisers begin marketing to Hispanics. National spot advertising primarily comes from new advertisers wishing to test a market and from regional retailers and manufacturers without national distribution. To a lesser degree, national spot advertising comes from advertisers wanting to enhance network advertising in a given market. Local advertising revenues are generated from both local merchants and service providers and regional and national businesses and advertising agencies located in a particular DMA.

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

Radio.   Our radio network and station marketing account executives are divided into three groups: network sales, national spot sales and local sales. The account executives responsible for network and national sales target and negotiate with accounts that advertise nationally. Univision Radio Corporate Sales represents the Company’s radio stations for sales placed from outside its DMAs. The local sales force represents the owned-and-operated stations for all sales placed from within its DMA. In addition, Univision Radio owned-and-operated stations’ sales departments utilize research, including both ratings and demographic information, to negotiate sales contracts as well as target major local, regional, and national advertisers that are not purchasing advertising time or that are under-purchasing advertising time on Spanish-language and Hispanic-targeted radio stations. The owned-and-operated stations also derive sales from the sponsorship and organization of various special events.

Music.   Univision Music Group generates revenues from its music recording and publishing businesses. Universal Music Group Distribution, a division of Universal Music Group, provides sales, distribution and manufacturing services to the Univision Music Group.

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

The Company’s television business competes for viewers and revenues with other Spanish-language and English-language television stations and networks, including the seven English-language broadcast television networks as well as approximately 84 measured cable networks. Many of these competitors are owned by companies much larger and having financial strength greater than the Company. Certain of the English-language networks and others have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable broadcasters have recently commenced or announced their intention to commence Spanish-language services as well.

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

The Company’s share of overall television and radio audience has increased over the past five years. The Company attributes this to the growth of the U.S. Hispanic population, the quality of our programming and the quality and experience of our management. Telemundo, a subsidiary of NBC, a division of General Electric, is the Company’s largest television competitor that broadcasts Spanish-language television programming. In most of the Company’s DMAs, the Company’s affiliates compete for advertising dollars directly with a station owned by or affiliated with Telemundo, as well as with other Spanish-language and English-language stations. Clear Channel (the largest radio operator in the United States), CBS Radio, Spanish Broadcasting System, Entravision Communications, Liberman Broadcasting and Border Media Partners are the Company’s largest radio competitors that broadcast Spanish-language radio programming in several of the Company’s DMAs. Additionally, the Company faces competition from English-language stations that offer programming targeting Hispanic audiences. Clear Channel has established a Hispanic radio division and has begun converting stations to Hispanic targeted formats, in English or Spanish, seeking niche formats within the current music available in Spanish or appealing to Hispanics. Radio One converted a station to Spanish, and Spanish Broadcasting System has entered into a strategic alliance with Viacom to allow it to promote its radio stations on Viacom outdoor properties. ABC Radio networks and Spanish Broadcasting Systems have joined forces to syndicate three popular Hispanic morning shows nationally and in markets where the Company competes.

The rules and policies of the FCC encourage increased competition among different electronic communications media. As a result of rapidly developing technology, the Company may experience increased competition from other free or pay systems by which information and entertainment are delivered to consumers, such as direct broadcast satellite and video dial tone services.

Satellite-delivered audio, including XM Satellite Radio and Sirius Satellite Radio, provides a medium for the delivery by satellite or supplemental terrestrial means of multiple new audio programming formats to local and/or national audiences.

Univision Music Group’s major Spanish-language competitors are Sony/BMG Norte, Universal Latino, WEA Latina and EMI Latin. The Group also competes against English-language music companies.

Univision Online competes for advertising revenues with numerous direct competitors, including Web-based portals, such as Yahoo! En Español, Terra and AOL Latino, individual Web sites providing content, commerce, community and similar features and other media companies, such as those with newspaper or magazine publications, radio stations and broadcast stations or networks.

Employees

As of December 31, 2006, the Company employed 4,233 full-time employees. Approximately 8.0% of these employees are located in Chicago, Los Angeles, San Francisco, New York and Puerto Rico, and are represented by unions. The Company has collective bargaining agreements covering the union employees with varying expiration dates through 2010. The Company is negotiating the collective bargaining agreements at the Los Angeles, San Francisco, New York and Puerto Rico television stations and the New York radio station, which account for 4.4% of the Company’s full-time employees. Management believes that its relations with its non-union and union employees, as well as with the union representatives, are generally good.

Federal Regulation

The ownership, operation and sale of television and radio broadcast stations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”).

The Communications Act and FCC regulations establish an extensive system of regulation to which the Company’s stations are subject. The FCC may impose substantial penalties for violation of its regulations, including fines, license revocations, denial of license renewal or renewal of a station’s license for less than the normal term.

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

Ownership Restrictions.   FCC rules permit us to own up to two television stations with overlapping contours where the stations are in different DMAs, where certain specified signal contours do not overlap, where a specified number of separately-owned full-power broadcast stations will remain after the combination is created or where certain waiver criteria are met. Rules also limit the number of radio stations that we may own in any single market (defined by Arbitron or by certain signal strength contours). The FCC’s “cross-ownership rule” permits a party to own both television and radio stations in the same local market in certain cases, depending primarily on the number of independent media voices in that market. The “national audience cap” prohibits us from owning television stations that, in the aggregate, reach more than a specified percentage of the national audience.

In 2003, the FCC adopted changes to these rules that would generally relax many of the ownership restrictions discussed above. Except with respect to radio, the effectiveness of these new rules has been stayed by federal court order and the pre-existing media ownership rules will continue to apply until the stay is lifted.

Alien Ownership.   The Communications Act generally prohibits foreign parties from having more than a 20% interest in a licensee entity or more than a 25% interest in the parent entity of a licensee. The Company believes that, as presently organized, it complies with the FCC’s foreign ownership restrictions and will continue to comply after the consummation of the Merger.

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

A number of entities have commenced operation, or announced plans to commence operation of Internet protocol video systems, using digital subscriber line (“DSL”), fiber optic to the home (‘FTTH”) and other distribution technologies. The issue of whether those services are subject to the existing cable television regulations, including must-carry obligations, has not been resolved. There are proposals in Congress and at the FCC to resolve this issue. We cannot predict whether regulations will be adopted, or, if adopted, what form they might take. Pending such resolution, such systems may not retransmit the signals of our television stations without our consent.

DTV.   FCC rules require full-power analog television stations, such as ours, to transition from currently-provided analog service to digital (“DTV”) service. A multi-step channel election and repacking process is underway pursuant to which DTV stations will be assigned to their ultimate channel for digital transmissions. We are unable to predict at this time when the channel assignment process will be completed or which channels we will be permanently assigned for digital operation. Federal law requires TV stations to complete the digital transition, to operate exclusively in the digital mode and surrender any additional channels by February 17, 2009.

Other Matters.   The FCC has numerous other regulations and policies that affect its licensees, including rules requiring closed-captioning to assist television viewing by the physically handicapped and the equal employment opportunities (“EEO”) rule requiring broadcast licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person by broadcast stations based on race, color, religion, national origin or gender. The EEO rule also requires each station to widely disseminate information concerning its full-time job vacancies with limited exceptions, provide notice of each full-time job vacancy to recruitment organizations that have requested such notice and engage in a certain number of longer-term recruitment initiatives. Licensees are also required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding a number of aspects of their station operations.

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

We receive substantial amounts of programming for our three networks from Televisa pursuant to our PLA with Televisa, and a separate letter agreement of the same date (referred to as the “Soccer Agreement”) granting us rights to rebroadcast Televisa’s feeds of certain Mexican League soccer games. The programming we receive under the PLA accounts for a majority of our prime time programming and a substantial portion of the overall programming on all three networks. We currently pay a license fee to Televisa for programming, which is subject to certain upward adjustments. In June 2005, Televisa began litigation against us. Televisa’s current claims include breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement, and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa currently asserts that we were in material breach of the PLA and the Soccer Agreement, thereby giving Televisa the right to suspend or terminate those agreements. To date, mediation has failed. Televisa is seeking a declaration that we are in material breach of the PLA, that Televisa has the right to suspend or terminate its performance under the PLA and that Televisa may, without liability to Univision, transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet. We intend to continue to defend the litigation and pursue our counterclaims vigorously and plan to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017. Any settlement related to the Televisa litigation is subject to the prior written consent of Buyer. If we were held to be in material breach and unable to effect a timely cure, Televisa could elect to terminate the PLA and the Soccer Agreement, and we could be required to pay monetary damages, which could have a material adverse effect on our business and our results of operations. The programming we receive from Televisa has been very popular and it has helped us to achieve high ratings and grow our audience share.  If Televisa were to stop providing us programming for any reason, it could be difficult to develop or acquire replacement programming of comparable quality whether on similar terms or at all, and our failure to do so could have a material adverse effect on the popularity of our network and TV stations, which in turn would have a material adverse effect on our results of operations. For a description of the litigation process, see Item 3. “Legal Proceedings.”

Cancellations, reductions or postponements of advertising could reduce our revenues.

We have in the past derived, and we expect to continue to derive, a significant amount of our revenues from advertisers. Other than some television network advertising that is presold on an annual basis, we generally have not obtained, and we do not expect to obtain, long-term commitments from advertisers. Therefore, advertisers generally may cancel, reduce or postpone orders without penalty. Cancellations, reductions or postponements in purchases of advertising could, and often do, occur as a result of a strike; a general economic downturn; an economic downturn in one or more industries that have historically invested more in advertising; an economic downturn in one or more major markets such as New York, Los Angeles or Miami-Fort Lauderdale; changes in population, demographics, audience preferences and other factors beyond our control; or a failure to agree on contractual terms with advertisers. In addition, major incidents of terrorism, war, natural disasters or similar events may require us to program without any advertising. Any material cancellations, reductions, or postponements of advertising for any of the foregoing reasons could adversely affect our revenues and results of operations.

Lack of audience acceptance of our content could decrease our ratings and, therefore, our revenues.

Television and radio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of a television or radio program, and from the licensing of rights to the intellectual property associated with the program, depend primarily upon their acceptance by the public. The commercial success of a television or radio program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general or specific geographic economic conditions and other tangible and intangible factors, many of which are outside our control. Other television and radio stations may change their formats or programming, a new station may adopt a format to compete directly with one or more of our stations, or stations might engage in aggressive promotional campaigns. Certain of the English-language networks and others have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish.  Several cable broadcasters have recently commenced or announced their intention to commence Spanish-language services as well. A decrease in our audience acceptance because of these factors can lead to lower ratings. Rating points are the primary factors that are weighed when determining the advertising rates that we receive. Poor ratings can lead to a reduction in pricing and advertising spending. As a result of the unpredictability of program performance and of competition, our stations’ audience ratings, market shares and advertising revenues may decline.

Our music business is dependent on identifying, signing and retaining artists with long-term, potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. Our financial results may be adversely affected by the absence of superstar artist releases during a particular period.

We acquire programming (including sports programming) and make long-term creative talent commitments in advance of a season and in some cases make multi-year commitments even though we cannot predict the ratings they will generate. Similarly in our music business, we make long-term commitments with artists well before an album is produced. A shortfall, now or in the future, in the expected popularity of such programming or music could lead to lower revenue and may prohibit us from recouping these upfront costs through corresponding revenues which could lead to decreased profitability. In addition, we must still pay the same program license fees pursuant to the PLA even if the programming supplied under the PLA is no longer popular or is not utilized to the same extent as the programming that was previously utilized. We may replace unpopular programming before we recapture any significant portion of the costs incurred in connection with the programming or before we have fully amortized the costs.

Because our programming and music businesses are dependent on popular acceptance, which we cannot predict at the time we incur related costs, our results of operations and cash flows have fluctuated, and may continue to fluctuate, significantly from period to period.

Operating results from our programming businesses fluctuate primarily with the acceptance of such programming by the public, which is difficult to predict. Our net music sales and profitability, like those of other companies in the music business, are largely affected by the number and quality of albums that we release, our release schedule, and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our operating cash flows. The timing of album releases and advance payments is largely based on business and other considerations and is made without regard to the timing of the release of our financial results. We report results of operations quarterly and our results of operations and cash flows in any reporting period may be materially affected by the lack of popularity of programming and the timing of releases and advance payments, which may result in significant fluctuations from period to period.

Because the U.S. Hispanic population is concentrated geographically, our results of operations are sensitive to the economic conditions in particular markets and negative events in those markets could reduce our revenues.

Approximately 33% of all U.S. Hispanics live in the Los Angeles, New York and Miami-Fort Lauderdale markets and the top ten U.S. Hispanic markets collectively account for approximately 55% of the U.S. Hispanic population. Our revenues are, therefore, concentrated in these key markets. As a result, an economic downturn, increased competition, or another significant negative event in these markets could reduce our revenues and results of operations more dramatically than other companies that do not depend as much on these markets.

Piracy of our programming and other content, including digital and Internet piracy, home copying and Internet downloading, may decrease sales.

Piracy of programming, particularly industrial pirated music, is prevalent in many parts of the world and is made easier by technological advances allowing conversion of programming and other content into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies of our content. In addition, the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our music recordings in the form of, for example, CDs and MP3 files. A substantial portion of our music revenue comes from the sale of audio products that are potentially subject to unauthorized copying and widespread dissemination on the Internet without an economic return to us. The proliferation of unauthorized copies and piracy of these products has an adverse effect on our businesses and profitability because unauthorized copies and piracy contribute to the decrease in the volume of legitimate sales and put pressure on the price of legitimate products. They have had, and may continue to have, an adverse effect on our business.

The recorded music industry has been declining and may continue to decline, which may adversely affect our music segment prospects and our results of operations.

Illegal downloading of music from the Internet, CD piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space are all contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended, and consumers are purchasing music on a song-by-song basis rather than purchasing an entire album, thereby generating lower sales. The industry may continue to decline and we cannot predict the timing or the extent of any improvement in the industry. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our recorded music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our music publishing business, which generates a portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

If we do not successfully respond to rapid changes in technology, services and standards, we may not remain competitive.

Technology in the video, telecommunications, radio, music and data services used in the entertainment and Internet industries is changing rapidly. Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our businesses. Examples of such advances in technologies include video-on-demand, satellite radio, video games, MP3 players and other personal video and audio systems (e.g., iPods), wireless devices, text messaging and downloading from the Internet. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis and technologies which enable users to fast-forward or skip advertisements, such as DVRs (e.g., TiVo) and portable digital devices, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers, and could, therefore, adversely affect our revenues. In addition, further increases in the use of portable digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our radio and television broadcasting advertising revenues. Other cable providers and direct-to-home satellite operators are developing new video compression techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over us for television advertising and subscription revenues. Such a competitive environment may increase the demand for programming thereby making it more expensive to acquire new programming or renew current programming. The ability to anticipate and adapt to changes in technology on a timely basis and exploit new sources of revenue from these changes will affect our ability to continue to grow and increase our revenue.

Changes in U.S. communications laws or other regulations may have an adverse effect on our business.

The television, radio music and Internet industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. For example, we are required to obtain licenses from the FCC to operate our radio and television stations with maximum terms of eight years. We cannot assure you that the FCC will approve our future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on our revenues.

The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation of each of our business segments and ownership of our radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. In addition, some policymakers maintain that cable operators should be required to offer a la carte programming to subscribers on a network by network basis or “family friendly” programming tiers. The FCC recently issued a report finding that consumers would benefit if cable operators were required to offer programming on an a la carte basis because of greater choice and the opportunity to lower bills. Unbundling packages of program services may increase both competition for carriage on distribution platforms and marketing expenses, which could adversely affect our cable networks’ results of operations.

Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition we face. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services as described below) to all cable program services. Our ability to obtain the most favorable terms available for our content could be adversely affected should such an extension be enacted into law.

Our failure to reach agreement with cable operators on acceptable “retransmission consent” terms, or new laws or regulations that eliminate or limit the scope of “must carry” rights, could significantly reduce our ability to obtain cable carriage and therefore revenues.

The Communications Act prohibits cable operators from retransmitting commercial television and low power television signals without first obtaining the broadcaster’s consent. This permission is commonly referred to as “retransmission consent” and may involve some compensation from the cable company to the broadcaster for the use of the signal. Alternatively, a local television broadcast station may require a cable operator that serves the same market as the broadcaster to carry its signal. A demand for carriage is commonly referred to as “must-carry.” If the broadcast station asserts its must-carry rights, the broadcaster cannot demand compensation from the cable operator.

We have elected retransmission consent with respect to some cable systems in markets where we own television stations, and must carry with respect to other cable systems.

In cases where we have elected retransmission consent, we must reach agreement with local cable operators over the terms on which our stations will be carried, including compensation from the cable operator. These agreements are typically renegotiated every three to five years. We have not yet reached agreement with all cable systems with respect to which we have currently elected retransmission consent. We cannot predict whether we will be able to reach agreement on acceptable terms with the operators of all cable systems with respect to which we elected retransmission consent. If we are unable to reach such agreement with a cable operator, we may choose to require that operator to cease carriage of our stations. If we are unable to execute retransmission consent agreements with respect to cable operators serving a material number of subscribers, it could reduce viewership and result in a diminution of revenues.

To the extent that our full-power television stations rely on “must carry” rights to obtain cable carriage on specific cable systems, new laws or regulations that eliminate or limit the scope of these cable carriage rights could significantly reduce our ability to obtain cable carriage. We cannot assure you that must carry rights will continue, especially as they relate to the carriage of digital television. New laws or regulations that eliminate or limit the scope of these cable carriage rights could significantly reduce our ability to obtain cable carriage, which would reduce our ability to distribute our programming and consequently our ability to generate revenues from advertising.

In addition, a number of entities have commenced operation, or announced plans to commence operation of Internet protocol video systems, or IPTV, using digital subscriber line, fiber optic to the home and other distribution technologies. The issue of whether those services are subject to the existing cable television regulations, including must carry or retransmission consent obligations, has not been resolved. If IPTV systems gain a significant share of the video distribution marketplace, and new laws and regulations fail to provide adequate must carry rights, our ability to distribute our programming to the maximum number of potential viewers will be limited and consequently our revenue potential will be limited.

Vigorous enforcement or enhancement of FCC indecency and other program content rules against the broadcast and cable industries could have an adverse effect on our businesses and results of operations.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has indicated that it is stepping up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. The FCC has found on a number of occasions recently that the content of broadcasts has contained indecent material. In certain such instances, the FCC issued fines to the offending licensees. Formerly, the maximum permitted fines for adjudicated violations of the FCC’s indecency rules were $32,500 per incident and $300,000 for each continuing violation. In June 2006, Congress increased the maximum permitted fines to $325,000 per incident and $3,000,000 for a continuing violation. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. Violation of the indecency rules could lead to sanctions that may adversely affect our businesses and results of operations.

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets.

Goodwill and intangible assets totaled approximately $6.6 billion at December 31, 2006, primarily attributable to acquisitions in the past four years. After the pending Merger, our goodwill will increase significantly. At least annually, we test our goodwill and non-amortizable intangible assets for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to operations. Depending on future circumstances, we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of our goodwill and other intangibles would have an adverse effect on our financial condition and results of operations.

The Merger Agreement imposes limitations on our ability to operate our business.

Until the closing of the Merger, we may not take certain actions with respect to the operation of our business without the Buyer’s consent. In addition, the pending Merger creates business uncertainty and diverts management’s attention from ongoing business concerns. These limitations, uncertainty and diversion of attention may impair our results of operations.

ITEM 1B.       Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

ITEM 2.                Properties

At December 31, 2006, the principal buildings owned or leased by the Company and used primarily by the television and radio segments are described below:

Principal Properties of the Company

Location(1)	Aggregate Size of Property in Square Feet (Approximate)	Owned or Leased	Lease Expiration Date
Miami, FL	315,123	Owned	—
Miami, FL	68,595	Leased	12/31/12
Los Angeles, CA	166,272	Owned	—
Houston, TX	107,489	Owned	—
New York, NY	92,017	Leased	6/30/15

(1)          The Miami, Los Angeles and New York locations are used primarily by the television and Internet businesses. The Houston location, which was purchased in 2004, is used by the television and radio businesses.

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

ITEM 3.                Legal Proceedings

Televisa PLA Litigation

Televisa and the Company are parties to the PLA, which provides our three television networks with a majority of their prime time programming and a substantial portion of their overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by the Company of the PLA, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement (a soccer rights side-letter to the PLA), and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. In June 2005, the Company made a payment under protest to Televisa of $1.5 million. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa and certainly not in material breach. On March 15, 2006, the Company made a payment under protest of approximately $6 million related to the Televisa litigation and has made additional payments under protest and other license fee overcharges of approximately $10.9 million in 2005 and 2006. At December 31, 2006, the Company had an accrual for $0.5 million for expenses that will be paid to Televisa under protest. In 2005 and 2006 other license fee overcharges were $2.0 and $1.3 million, respectively. The Company seeks recovery of this amount via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the Filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new proposed Complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new proposed Complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

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

On July 19, 2006, Televisa filed a complaint in Los Angeles Superior Court seeking a judicial declaration that on and after December 19, 2006, it may, without liability to Univision, transmit or permit others to transmit any programming that is licensed to the Company under the PLA into the United States from Mexico over or by means of the Internet. The Company was served with the new complaint on July 21, 2006. The Company filed a motion to dismiss or stay this action on August 21, 2006. In response to the motion, Televisa stipulated to stay the Superior Court action, and the Court entered the stay on January 11, 2007.

On August 18, 2006, the Company filed a motion for leave to file its Second Amended Counterclaims, which include a newly-added claim for a judicial declaration that on and after December 19, 2006, Televisa may not transmit or permit others to transmit any programming that is licensed to the Company under the PLA into the United States over or by means of the Internet. Televisa opposed the motion. On or about October 5, 2006, the Court granted Univision’s motion for leave to file its Second Amended Counterclaims.

On or about September 21, 2006, Televisa sent the Company an additional notice of purported breaches under the PLA. The new notice alleged breaches relating to our sale of advertising time in connection with certain types of programs. The notice also purported to supplement Televisa’s previous breach claims with respect to our editing of Televisa programming.

On November 15, 2006, Televisa filed a motion in federal court seeking a separate trial of the Company’s Internet counterclaim. The Company opposed Televisa’s motion, and, on December 6, 2006, the Court denied the motion.

Pursuant to a stipulation and order dated November 3, 2006, the federal court appointed a Special Master to oversee discovery matters in the federal case and to make recommendations on certain procedural issues. On December 15, 2006, the Special Master recommended that the federal court extend the discovery completion date to June 29, 2007, and continue the trial date to October 2007. The Court has not yet ruled whether it will accept, reject or modify this recommendation.

The Company continues to defend the litigation and pursue its counterclaims vigorously, and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

ITEM 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.                Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Market Information

The Company’s Class A Common Stock is listed on the New York Stock Exchange and is traded under the symbol “UVN”. The table below lists the high and low sales prices for the Class A Common Stock as reported on the New York Stock Exchange for each full quarterly period within the two most recent fiscal years.

	Price Range
	High	Low
2005
First Quarter	$30.20	$25.80
Second Quarter	$28.48	$25.00
Third Quarter	$29.55	$25.15
Fourth Quarter	$31.15	$23.52
2006
First Quarter	$35.65	$29.30
Second Quarter	$36.67	$31.84
Third Quarter	$35.67	$33.03
Fourth Quarter	$35.59	$34.20

(b)   Holders

There were approximately 409 stockholders of record of Class A Common Stock, 3 stockholders of Class P Common Stock, 2 stockholders of Class T Common Stock and 2 stockholders of Class V Common Stock as of January 8, 2007.

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

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock awards	Weighted average exercise price of outstanding options and restricted stock awards	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Stock Options Awards:
Equity compensation plans approved by security holders	21,966,635	$32.46	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Restricted Stock Awards:
Equity compensation plans approved by security holders	1,729,775	$33.66	9,097,575
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	23,696,410		9,097,575

(e)   Issuer Purchases of Equity Securities

The Company did not repurchase any of its Class A Common Stock during the three months ended December 31, 2006 under its $500 million stock repurchase plan authorized by its Board of Directors on November 1, 2005. The plan expired December 31, 2006. No shares have been repurchased to date and the Merger Agreement restricts further repurchases.

Stock Performance Graph(1)

The following graph compares our cumulative total stockholder return with those of the S&P Broadcasting & Cable TV Index and the S&P 500 Index for the five fiscal years ending December 31, 2006. The graph assumes that $100 was invested on December 31, 2001 in (1) our Class A Common Stock, (2) the S&P Broadcasting & Cable TV Index, and (3) the S&P 500 Index, including in each case, if applicable, reinvestment of dividends. Note: We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Univision Communications Inc., The S & P 500 Index
And The S & P Broadcasting & Cable TV Index

*                    $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

(1)          SEC filings sometimes “incorporate information by reference.” This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

ITEM 6.                Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except share and per-share data)

	2006(a)	2005(a)	2004(a)	2003(b)	2002
Income Statement Data (for the years ended December 31)
Net revenues	$2,166,652	$1,952,531	$1,786,935	$1,311,015	$1,091,293
Direct operating expenses (excluding depreciation and amortization)	809,768	729,973	663,457	513,741	471,395
Selling, general and administrative expenses (excluding depreciation and amortization)	599,719	559,281	528,841	363,674	287,960
Cost reduction plan	—	30,289 (c)	—	—	—
Depreciation and amortization	90,791	93,223	101,382	84,904	78,818
Operating income	666,374	539,765	493,255	348,696	253,120
Interest expense, net	88,105	84,048	66,061	71,322	87,233
Loss on extinguishment of debt	—	—	467	4,122	—
Amortization of deferred financing costs	2,553	3,309	3,470	3,832	3,846
Stock dividend	(1,812)	(1,812)	(6,453)	—	—
Equity (income) loss in unconsolidated subsidiaries and other	(2,540)	(959)	1,942	10,218	15,907
Gain on sales of Entravision stock	(1,454)	—	—	—	—
Gain on change in Entravision ownership interest	—	—	—	(1,611)	(1,898)
Nontemporary decline in fair value of investments	5,200 (d)	81,877 (d)	—	—	—
Noncontrolling interest in variable interest entities	912	4,120	7,311	—	—
Income before taxes	575,410	369,182	420,457	260,813	148,032
Provision for income taxes	226,236	182,003	164,574	105,386	61,504
Net income	349,174	187,179	255,883	155,427	86,528
Preferred stock dividends/accretion	—	—	—	—	(25)
Net income available to common stockholders	$349,174	$187,179	$255,883	$155,427	$86,503
Earnings Per Share Available to Common Stockholders
Basic Earnings Per Share	$1.14	$0.59	$0.79	$0.61	$0.39
Weighted average common shares outstanding	306,377,333	315,223,555	322,742,581	253,853,027	224,344,335
Diluted Earnings Per Share
Net income	$1.03	$0.54	$0.72	$0.55	$0.34
Weighted average common shares outstanding	338,865,557	344,445,842	353,019,601	283,838,587	256,337,046
Balance Sheet Data (at end of year)
Current assets	$663,891	$633,600	$638,489	$520,566	$384,958
Total assets	8,166,395	8,128,336	8,227,126	7,642,917	3,402,396
Current liabilities	483,708	909,521	291,515	288,633	223,222
Long-term debt, including capital leases	969,589	969,299	1,227,680	1,368,346	1,432,233
Stockholders’ equity	5,561,499	5,090,900	5,387,704	5,102,977	1,558,088
Other Data
Net cash provided by operating activities	$441,172	$409,722	$424,977	$329,777	$155,199
Net cash used in investing activities	(155,988)	(320,081)	(231,114)	(197,360)	(795,281)
Net cash (used in) provided by financing activities	(281,062)	(180,109)	(80,672)	(91,391)	294,904

(a)              Includes the Company’s variable interest entities commencing March 31, 2004. See “Notes to Consolidated Financial Statements—7. Investments and Variable Interest Entities.”

(b)             The Company acquired Hispanic Broadcasting Corporation on September 22, 2003.

(c)              The Company reported a cost reduction plan charge in the fourth quarter of 2005. See “Notes to Consolidated Financial Statements—8. Accounts Payable and Accrued Liabilities.”

(d)             Charge related to the Company’s investments in Entravision and St. Louis/Denver LLC. See “Notes to Consolidated Financial Statements—7. Investments and Variable Interest Entities.” The nontemporary decline in fair value of investments consists of $5.2 million and $8.8 million related to the St. Louis/Denver LLC investment in 2006 and 2005, respectively, and $73.1 million related to the Entravision investment in 2005. The Company reported no tax benefit related to these charges related to its investments. See “Notes to Consolidated Financial Statements—15. Income Taxes.”

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Univision Communications Inc., together with its subsidiaries (the “Company,” “we,” “us” and “our”), operates in four business segments:

•       Television:   The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations and the Galavisión cable television network. For the year ended December 31, 2006, the television segment accounted for approximately 74% of the Company’s net revenues.

•       Radio:   Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the year ended December 31, 2006, the radio segment accounted for approximately 17% of the Company’s net revenues.

•       Music:   The Company’s music recording and music publishing business, launched in April 2001, includes the Univision, Fonovisa, Disa and La Calle labels. See “Notes to Consolidated Financial Statements—15. Investments and Variable Interest Entities.”  For the year ended December 31, 2006, the music segment accounted for approximately 7% of the Company’s net revenues.

•       Internet:   Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the year ended December 31, 2006, the Internet segment accounted for approximately 2% of the Company’s net revenues.

Recent Developments

The Merger Agreement

The Company has entered into a Merger Agreement, dated as of June 26, 2006 with Umbrella Holdings, LLC (“Buyer”) and Umbrella Acquisition, Inc., a wholly-owned subsidiary of Buyer (“Acquisition Sub”), whereby Buyer will acquire the Company, subject to certain conditions. The transaction is referred to as the “Merger.”  For more information related to the Merger see “Notes to Consolidated Financial Statements—2. Recent Developments.”

Change in Control Retention Bonus and Severance Plans

The Company has established a change in control retention bonus and severance plan to provide retention incentives for key employees of the Company to encourage them to remain as employees of the Company, to use their best efforts to help the Company achieve its operating plan and to ensure a successful completion of the change in control.

The change in control severance plan applicable to certain of the Company’s officers has estimated severance benefits payable to such officers upon termination of employment, without cause or for good reason, in connection with a change in control of approximately $33 million in cash, and estimated prorated bonus payments to such officers totaling approximately $1.8 million in cash (assuming that the closing date of the Merger occurs on March 26, 2007). Such executive officers were also awarded restricted stock units that will remain outstanding at the closing of the Merger and will vest and be paid on the earlier of 90 days following the Merger (if the holder is employed by the Buyer on such date) or the termination date of the executive officer’s employment without cause or resignation for good reason after the Merger. The estimated value of these restricted stock units is $14.5 million.

Estimated retention bonus payments, which are payable to other employees at the earlier of the Merger closing date or March 2007 under the change in control employee retention bonus plan, are estimated to be $4.7 million in cash. This cost is being expensed ratably through the expected date of the closing. Certain of these other employees are also entitled to a retention bonus on the one year anniversary of the Merger closing date provided that they are either employed on such date or have a qualifying termination of employment prior to such date (and in such latter case, will be paid on the date of such termination). In addition, upon the closing of the Merger, subject to certain exceptions, each restricted stock unit that remains outstanding as of the effective time of the Merger will be paid in cash.

Factors Affecting Our Results

Cost Reduction Plan

On November 2, 2005, we announced a cost reduction plan that reduced our workforce and abandoned certain less profitable programming in an effort to eliminate job redundancies and inefficiencies and achieve sustainable improvement in financial performance.

World Cup Rights

In August 2000, we acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 Federation Internationale de Football Association (“FIFA”) World Cup soccer games and other 2000-2006 FIFA events. A series of payments were due over the term of the agreement. Consistent with past coverage of the World Cup games, we will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. Rights fees are amortized over the applicable World Cups and other interim FIFA events based on the flow-of-income method.

Music Industry Decline

The music segment experienced a significant financial and business downturn during the year ended December 31, 2006, which the Company attributes to underperforming releases, slippage in the release schedule, piracy and a continued high level of returns compounded by economic factors and changing immigration policies impacting music sales in the industry.

Entravision Investment

On January 1, 2006, the Company acquired radio stations KBRG(FM) and KLOK(AM) serving the San Francisco/San Jose, California market from Entravision for approximately $90 million. The Company paid for the acquisition with 12.6 million shares of Entravision Class A common stock held by the Company.

On March 2, 2006, the Company and Entravision completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate sale price of $51.1 million, or $7.30 per share. This share repurchase transaction, coupled with the Company’s purchase of Entravision’s radio stations serving the San Francisco / San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%, which was in accordance with the United States Department of Justice’s consent decree issued in connection with our acquisition of Hispanic Broadcasting Corporation. The consent decree prohibits the Company’s current ownership of Entravision stock from exceeding 15% on a fully-converted basis and requires the Company to reduce its ownership to less than 10% on a fully-converted basis by March 26, 2009. The Company recognized a gain on the repurchase transaction of approximately $1.2 million.

Due to Entravision option terminations during the quarter ended June 30, 2006, the Company’s non-voting ownership interest on a fully converted basis in Entravision increased to approximately 15.06% at

June 30, 2006. On July 10, 2006, the Company sold 200,000 shares of its Entravision Class U common stock for an aggregate sale price of $1.6 million and recognized a gain of $0.2 million. This sale reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%. At December 31, 2006, the Company’s non-voting ownership interest on a fully converted basis in Entravision was approximately 14.8%.

Televisa PLA Litigation

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. In June 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa. Televisa’s current claims include breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA (the “Soccer Agreement”), and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. The Company paid Televisa $3.5 million in 2005 and $14.9 million in 2006 for payments under protest and other license fee overcharges. At December 31, 2006, the Company had an accrual for $0.5 million for expenses that will be paid to Televisa under protest. In 2005 and 2006 other license fee overcharges were $2.0 and $1.3 million, respectively. Televisa is also seeking a declaration that the Company is in material breach of the PLA and the Soccer Agreement and that Televisa has the right to suspend or terminate its performance under such agreements. We do not believe we are in breach of our agreements with Televisa and certainly not in material breach. The Company has filed an answer and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

Televisa also seeks a declaration that it may transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet.

Pursuant to a stipulation and order dated November 3, 2006, the federal court appointed a Special Master to oversee discovery matters in the federal case and to make recommendations on certain procedural issues. On December 15, 2006, the Special Master recommended that the federal court extend the discovery completion date to June 29, 2007, and continue the trial date to October 2007. The Court has not yet ruled whether it will accept, reject or modify this recommendation.

The Company continues to defend the litigation and pursue its counterclaims vigorously, and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

Description of Key Line Items

Net Revenues

Television net revenues are generated from the sale of network, national and local spot advertising time net of agency commissions, music license fees, subscriber fees and sales commissions on national advertising aired on Univision affiliate television stations. Univision Radio’s primary source of revenues is the sale of broadcasting time for advertising, with a majority of revenues coming from local advertising and the remainder primarily from national spot and network advertising net of agency commissions. The music business derives its revenues primarily from the sale of recorded music and the Internet business primarily from online advertising net of agency commissions and other customer related direct expenses.

Direct Operating Expenses

Direct operating expenses consist primarily of programming; license fees; payments under protest and other license fee overcharges to Televisa; and news and technical costs.  License fees relate to our PLAs with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”).

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include payroll and other employee-related costs; share-based compensation; Televisa litigation costs; professional fees, including consulting, legal and audit fees; strategic alternative costs; promotions; rent and corporate expenses.

Critical Accounting Policies

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional disclosure concerning our significant accounting policies, see “Notes—Consolidated Financial Statements—3. Significant Accounting Policies” included in this report.

Program Costs for Television Broadcast

Program costs pursuant to the PLA are expensed monthly by the Company as a license fee, which is based principally on a percentage of the Company’s television combined net time sales, as defined in the PLA. The Company has expensed its payments made under protest to Televisa discussed previously in Item 3. “Legal Proceedings.” Depending on the outcome of the litigation, the Company may recover some or all of these payments. Also, the Company may be required to pay additional license fees on certain programming that is currently being excluded from the license fee calculation.

All other costs incurred in connection with the production of or purchase of rights to programs that are ready and available to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequent to one year are considered non-current. Program costs are charged to operating expense as the programs are broadcast. In the case of multi-year sports contracts, program costs are charged to operating expense based on the flow-of-income method over the term of the contract. Management estimates the amount of revenue expected to be realized when programs are aired, as well as the revenue associated with multi-year sports contracts in applying the flow-of-income method. If the revenue realized associated with the programming is less than estimated, the Company’s future operating margins will be lower and previously capitalized program costs may be written off.

Revenue Recognition

Net revenues are comprised of gross revenues from the Company’s television and radio broadcast, cable, music and Internet businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations, less agency commissions, music license fees paid by television and radio and compensation costs paid to an affiliated television station. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The music business recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner and sponsorship revenues are recognized ratably over their contract period or as impressions are delivered. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s online properties.

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

The television segment analyzes broadcast licenses for impairment at the Univision and TeleFutura network levels. Television stations, which broadcast a format other than the Univision and TeleFutura networks are analyzed for impairment on a stand-alone basis. The radio segment analyzes broadcast licenses at the market level. Fair value for broadcast licenses, other indefinite-lived intangible assets and goodwill are determined based on discounted cash flows, market multiples or appraised values, as appropriate. In the future, the Company may incur impairment charges under SFAS No. 142, “Goodwill and Other Intangible Assets” if market values decline and the Company does not achieve expected cash flow growth rates. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations and for purposes of impairment testing.

Investment Valuation

The Company monitors the value of its equity and cost method investments for indicators of impairment, including changes in market conditions and/or the operating results of its underlying investments that may result in the inability to recover the carrying value of the investment. The Company will record an impairment charge if and when it believes any investment has experienced a decline that is other than temporary. If the actual value realized on sale of investments is less than previously estimated, the Company may recognize an impairment loss.

Related Party Transactions

Televisa and Venevision, which are our current principal stockholders, have PLAs with us that provide our three television networks with a substantial amount of programming. The Company currently pays an aggregate license fee of approximately 15% of television net revenues to Televisa and Venevision collectively for their programming, subject to certain upward adjustments. The Company believes that the PLAs and all other agreements with Televisa and Venevision have been negotiated as arms-length transactions. If the license fee ultimately paid is more than the amount estimated by management, additional license fee expense will be recognized.

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

In years prior to 2006, historical volatility was used to estimate the expected volatility of the share price, whereas in January 2006 implied volatility is used. Management believes the implied volatility factor reflects the market’s expectations of future volatility. Market prices of traded options and shares were analyzed around the time of the January 2006 stock option grant along with the analysis of other factors to estimate the implied volatility of the stock options granted in 2006.

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

The Company granted 1,207,100 stock options and 818,400 restricted stock unit awards on January 13, 2006 under the 2004 Performance Award Plan (the “Plan”) and also granted 933,025 restricted stock unit awards on December 29, 2006 under the Plan. These awards vest 25% each year over a four-year vesting period. Total compensation cost related to nonvested awards not yet recognized at December 31, 2006 is approximately $66 million and the weighted period over which it is expected to be recognized is approximately 3.5 years. If the Merger closes in 2007, the unrecognized compensation cost related to vested stock options and restricted stock unit awards at that time will be expensed. If the value of equity awards exceeds management’s estimates, additional compensation expense will be recognized.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, the methods used to measure fair value, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 will a have a material impact on the financial statements of the Company.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”(“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will a have a material impact on the financial statements of the Company.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Overview

In comparing our results of operations for the years ended December 31, 2006 and 2005, the following should be noted:

•       For the year ended December 31, 2006, the Company incurred strategic alternative costs of $13,307,000. The costs are primarily related to legal, banking and consulting incurred in connection with the Merger.

•       For the year ended December 31, 2006, the Company recorded selling, general and administrative expenses of $9,353,000 for Televisa litigation costs regarding its PLA and direct operating expenses of $9,367,000 for payments made under protest and other license fee overcharges to Televisa. In 2006, the other license fee overcharges were $1,300,000. For the year ended December 31, 2005, the Company recorded selling, general and administrative expenses of $1,209,000 for Televisa litigation costs regarding its PLA and direct operating expenses of $9,590,000 for payments made under protest and other license fee overcharges to Televisa. In 2005, the other license fee overcharges were $2,000,000.

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

The Company’s direct operating expenses include share-based compensation costs of $1,482,000 for the year ended December 31, 2006. The Company’s selling, general and administrative expenses include share-based compensation costs of $11,196,000 for the year ended December 31, 2006. See “Notes to Condensed Consolidated Financial Statements—13. Performance Award and Incentive Plans.”

•       During the second and third quarters of 2006, the Company’s television segment aired the 2006 World Cup games, which generated revenues and expenses that did not exist in 2005. During the year ended December 31, 2006, the 2006 FIFA World Cup directly contributed an estimated $113.6 million of incremental net revenue and an estimated $5.3 million of incremental operating income before depreciation and amortization.

•       On March 2, 2006, the Company and Entravision completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate sale price of $51.1 million, or $7.30 per share. The Company recognized a gain on the repurchase transaction of approximately $1.2 million.

•       On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30,289,000 in the fourth quarter of 2005 consisting of employee terminations of $17,761,000 and abandonment of programming costs and other costs of $12,528,000. See “Notes to Consolidated Financial Statements—8. Accounts Payable and Accrued Liabilities.”

•       The Company recorded a charge for a nontemporary decline in the fair value of its Entravision investment of $73,077,000 in 2005. The Company also recorded an impairment charge in the fourth quarter of 2005 and 2006 of $8,800,000 and $5,200,000, respectively, in connection with its Denver and St. Louis LLC investment. The Company did not record a tax benefit related to these transactions in 2005 or 2006. See “Notes to Consolidated Financial Statements—7. Investments and Variable Interest Entities.”

•       In 2006, the Company recorded an asset impairment charge of $1,618,000 related to a loan receivable, which was recorded to selling, general and administrative expenses.

Net Revenues.   Net revenues were $2,166,652,000 in 2006 compared to $1,952,531,000 in 2005, an increase of $214,121,000 or 11%. The Company’s television segment net revenues were $1,605,720,000 in 2006 compared to $1,360,694,000 in 2005, an increase of $245,026,000 or 18%. The growth was attributable to strong viewership and higher rates for advertising spots across the Company’s three television networks, an increase in advertising revenues due to the 2006 World Cup games and an increase in subscriber fees including a favorable adjustment of $5,866,000 related to programming services provided to a cable operator, not previously recognized. The owned-and-operated stations also had increased net revenues which benefited from the 2006 World Cup games, primarily in the Los Angeles, Phoenix, Miami, Houston and Chicago markets. The Company’s radio segment had net revenues of $381,547,000 in 2006 compared to $359,107,000 in 2005, an increase of $22,440,000 or 6.2%. The growth was attributable primarily to increased revenues at the stations in the Los Angeles, Miami, Chicago, Phoenix and San Antonio markets. The Company’s music segment generated net revenues of $141,065,000 in 2006 compared to $206,444,000 in 2005, a decrease of $65,379,000 or 31.7%. The Company attributes the decrease in the music segment to underperforming releases, slippage in the release schedule, piracy and a continued high level of returns compounded by economic factors and changing immigration policies impacting music sales in the industry. The Company’s Internet segment had net revenues of $38,320,000 in 2006 compared to $26,286,000 in 2005, an increase of $12,034,000 or 45.8%, primarily related to an increase in advertisers and increased spending from existing advertisers.

Direct Operating Expenses.   Direct operating expenses (excluding depreciation and amortization) increased to $809,768,000 in 2006 from $729,973,000 in 2005, an increase of $79,795,000 or 10.9%. The Company’s television segment direct operating expenses were $633,431,000 in 2006 compared to $536,209,000 in 2005, an increase of $97,222,000 or 18.1%. The increase is due primarily to 2006 World Cup costs of $108,258,000 and increased license fee expense of $20,329,000 paid under our PLAs, offset by a decrease in other operating costs of $31,365,000. The decrease in other operating costs was due to the benefits resulting from the Company’s cost reduction plan implemented in the fourth quarter of 2005 which eliminated job redundancies and inefficiencies and abandonment of certain less profitable programming, and a reimbursement of $4.5 million for production costs that Televisa overbilled the Company related to the show “100 Mejicanos Dijeron” ($4,100,000 of which relates to costs paid by us prior to 2006). The Company’s radio segment had direct operating expenses of $72,702,000 in 2006 compared to $65,772,000 in 2005, an increase of $6,930,000 or 10.5%. The increase is due to increased programming costs of $6,562,000, primarily related to talent, and technical costs of $368,000. The direct operating expenses of the Company’s music segment were $89,844,000 in 2006 compared to $115,364,000 in 2005, a decrease of $25,520,000 or 22.1%. The decrease was primarily attributable to decreased production costs resulting from lower revenues. The Company’s Internet segment had direct operating expenses of $13,791,000 in 2006 compared to $12,628,000 in 2005, an increase of $1,163,000 or 9.2%. The Company’s direct operating expenses include share-based compensation costs of $1,482,000. As a percentage of net revenues, the Company’s direct operating expenses were 37.4% in 2005 and 2006.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses (excluding depreciation and amortization) increased to $599,719,000 in 2006 from $559,281,000 in 2005, an increase of $40,438,000 or 7.2%. The increase in selling, general and administrative expenses includes share-based compensation costs of $11,196,000, Televisa litigation costs of $8,144,000, and strategic alternative costs of $13,307,000. The Company’s television segment selling, general and administrative expenses were $371,242,000 in 2006 compared to $335,215,000 in 2005, an increase of $36,027,000, or 10.7%. The increase is due primarily to strategic alternative costs of $13,156,000, Televisa litigation costs of $8,144,000, increased general and administrative compensation costs of $11,484,000, share-based compensation costs in general and administrative expenses of $5,255,000 offset in part by a decrease in certain insurance costs of $3,903,000. The Company’s radio segment had selling, general and administrative expenses of $165,020,000 in 2006 compared to $151,985,000 in 2005, an increase of $13,035,000 or 8.6%. The increase is due primarily to an asset impairment charge of $1,618,000, share-based compensation costs in general and administrative expenses of $2,332,000, increased promotion costs of $1,843,000, increased selling costs of $2,673,000 and an increase in bad debt expense of $1,838,000. The Company’s music segment had selling, general and administrative expenses of $48,408,000 in 2006 compared to $59,595,000 in 2005, a decrease of $11,187,000 or 18.8%. The decrease is due primarily to a decrease in compensation costs due to lower revenues. The Company’s Internet segment had selling, general and administrative expenses of $15,049,000 in 2006 compared to $12,486,000 in 2005, an increase of $2,563,000 or 20.5%. As a percentage of net revenues, the Company’s selling, general and administrative expenses decreased from 28.6% in 2005 to 27.7% in 2006.

Cost Reduction Plan.   The cost reduction plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30,289,000 in the fourth quarter of 2005 consisting of employee terminations of $17,761,000 and abandonment of programming and other costs of $12,528,000.

Depreciation and Amortization.   Depreciation and amortization decreased to $90,791,000 in 2006 from $93,223,000 in 2005, a decrease of $2,432,000 or 2.6%. The Company’s depreciation expense increased to $81,641,000 in 2006 from $79,095,000 in 2005, an increase of $2,546,000 primarily related to capital expenditures. The Company had amortization of intangible assets of $9,150,000 and $14,128,000 in 2006 and 2005, respectively, a decrease of $4,978,000 which is due primarily to certain music intangible assets being fully amortized.

Depreciation and amortization expense for the television segment increased by $1,508,000 to $68,435,000 in 2006 from $66,927,000 in 2005 due to depreciation expense related to capital expenditures. Depreciation and amortization expense for the radio segment increased by $643,000 to $12,292,000 in 2006 from $11,649,000 in 2005. Depreciation and amortization expense for the music segment decreased by $4,957,000 to $7,920,000 in 2006 from $12,877,000 in 2005, related primarily to certain intangible assets being fully amortized. Depreciation and amortization expense for the Internet segment increased by $374,000 to $2,144,000 in 2006 from $1,770,000 in 2005.

Operating Income.   As a result of the above factors, operating income increased to $666,374,000 in 2006 from $539,765,000 in 2005, an increase of $126,609,000 or 23.5%. The Company’s television segment had operating income of $532,612,000 in 2006 and $392,350,000 in 2005, an increase of $140,262,000 or 35.7%. The Company’s radio segment had operating income of $131,533,000 in 2006 compared to $129,628,000 in 2005, an increase of $1,905,000 or 1.5%. The Company’s music segment had an operating loss of $5,107,000 in 2006 compared to operating income of $18,575,000 in 2005, a decrease of $23,682,000. The Company’s Internet segment had operating income of $7,336,000 in 2006 compared to an operating loss of $788,000 in 2005, an improvement of $8,124,000. The Company’s operating income as a percentage of net revenue was 30.8% and 27.6% in 2006 and 2005, respectively.

Interest Expense, Net.   Interest expense, net increased to $88,105,000 in 2006 from $84,048,000 in 2005, an increase of $4,057,000 or 4.8%. The increase is due to higher interest rates and borrowings from the revolving credit facility to fund the 2005 stock repurchase plan and the acquisitions of WLII in 2005 and Disa in 2006. See “Liquidity and Capital Resources—Debt Instruments.”

Stock Dividend.   Equity Broadcasting Corporation stock dividend income was $1,812,000 in 2006 and 2005. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008.

Equity Income in Unconsolidated Subsidiaries and Other.   Equity income in unconsolidated subsidiaries increased by $1,581,000 to $2,540,000 in 2006 from $959,000 in 2005, due primarily to higher income related to the Company’s equity method investments.

Nontemporary Decline in Fair Value of Investment.   In 2006, the Company recorded a charge for a nontemporary decline in the fair value of its investment in St. Louis/Denver LLC of $5,200,000. In 2005, the Company recorded a charge for a nontemporary decline in the fair value of its investments in Entravision of $73,077,000 and St. Louis/Denver LLC of $8,800,000. See “Notes to Consolidated Financial Statements—7. Investments and Variable Interest Entities.”

Gain on Sales of Entravision Stock.   On March 2, 2006, the Company and Entravision Communications Corporation completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate sale price of $51.1 million, or $7.30 per share. The Company recognized a gain on the repurchase transaction of approximately $1,260,000 in the first quarter of 2006. In the third quarter of 2006, the Company sold 0.2 million additional shares of Entravision Class U common stock and recognized a gain of $194,000.

Noncontrolling Interest in Variable Interest Entities.   Under the guidelines of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), the Company is required to consolidate the operating results of Disa, which, until October 26, 2006 was owned 50% by the Company and 50% by the Chavez family. The Company recorded a noncontrolling interest loss of $912,000 in 2006, related to the Chavez family’s 50% ownership of Disa. The Company consolidated WLII for the six months ended June 30, 2005 when it was owned 100% by Raycom. On June 30, 2005, the Company acquired WLII for approximately $190,000,000, excluding acquisition costs. In 2005, the Company recorded a noncontrolling interest loss of $4,120,000 related to its variable interest entities. By recording the noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs, variable interest entities, do not have an impact on our net income. WLII’s net income has no impact on our net income through June 30, 2005 since Raycom owned 100% of WLII.

Provision for Income Taxes.   In 2006, the Company reported an income tax provision of $226,236,000, representing $162,258,000 of current tax expense and $63,978,000 of deferred tax expense. In 2005, the Company reported an income tax provision of $182,003,000, representing $125,482,000 of current tax expense and $56,521,000 of deferred tax expense. The effective tax rate was 39.3% in 2006 and 49.3% in 2005. The Company’s effective tax rate of 39.3% for 2006 is lower than the 49.3% for 2005 due primarily to a charge in 2005 for a nontemporary decline in the fair value of the Entravision investment, for which no tax benefit was recorded. Also, in 2006 a tax benefit of $5,697,000 was recorded due to the resolution of various federal and state income tax audits.

Net Income.   As a result of the above factors, the Company reported net income in 2006 of $349,174,000 compared to net income of $187,179,000 in 2005, an increase of $161,995,000 or 86.5%. As a percentage of net revenues, the Company’s net income increased from 9.6% in 2005 to 16.1% in 2006.

Operating Income Before Depreciation and Amortization.   Operating income before depreciation and amortization increased to $757,165,000 in 2006 from $632,988,000 in 2005, an increase of $124,177,000 or 19.6%. As a percentage of net revenues, the Company’s operating income before depreciation and amortization increased from 32.4% in 2005 to 34.9% in 2006.

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

Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
	(unaudited)	(unaudited)
	(In thousands)
Operating income before depreciation and amortization	$757,165	$632,988 (a)
Depreciation and amortization	90,791	93,223
Operating income	666,374	539,765
Other expense (income):
Interest expense, net	88,105	84,048
Gain on sales of Entravision stock	(1,454)	—
Amortization of deferred financing costs	2,553	3,309
Stock dividend	(1,812)	(1,812)
Equity (income) loss in unconsolidated subsidiaries and other	(2,540)	(959)
Nontemporary decline in fair value of investments	5,200	81,877
Noncontrolling interest of variable interest entities	912	4,120
Provision for income taxes	226,236	182,003
Net income	$349,174	$187,179

(a)           Includes a cost reduction plan charge of $30.3 million.

	Year Ended December 31, 2006
	Consolidated	Television	Radio	Music	Internet
	(unaudited) (In thousands)
Operating income before depreciation and amortization	$757,165	$601,047	$143,825	$2,813	$9,480
Depreciation and amortization	90,791	68,435	12,292	7,920	2,144
Operating income (loss)	$666,374	$532,612	$131,533	$(5,107)	$7,336

	Year Ended December 31, 2005
	Consolidated		Television	Radio	Music	Internet
	(unaudited) (In thousands)
Operating income (loss) before depreciation and amortization	$632,988	(a)	$459,277	$141,277	$31,452	$982
Depreciation and amortization	93,223		66,927	11,649	12,877	1,770
Operating income (loss)	$539,765		$392,350	$129,628	$18,575	$(788)

(a)           Consolidated VIE operating income before depreciation and amortization totaled $21,768,000, the television and music VIEs contributed income of $2,430,000 and $19,338,000 to the total, respectively. For comparison purposes, WLII, which was a variable interest entity until June 30, 2005, had operating income before depreciation and amortization of $9,907,000 for the six-months ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Overview

In comparing our results of operations for the years ended December 31, 2005 and 2004, the following should be noted:

•       On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30,289,000 in the fourth quarter of 2005 consisting of employee terminations of $17,761,000 and abandonment of programming costs and other costs of $12,528,000. See “Notes to Consolidated Financial Statements—8. Accounts Payable and Accrued Liabilities.”

•       The Company recorded a charge for a nontemporary decline in the fair value of its Entravision investment of $73,077,000 in 2005. The Company also recorded an impairment charge of $8,800,000 in the fourth quarter of 2005 in connection with its Denver and St. Louis LLC investment. The Company did not record a tax benefit related to these transactions. See “Notes to Consolidated Financial Statements—7. Investments and Variable Interest Entities.”

•       Under the guidelines of FIN 46, the Company began consolidating its investment in Disa and WLII, which owned two television stations in Puerto Rico, as variable interest entities as of March 31, 2004. The Company consolidated the balance sheets of the variable interest entities as of March 31, 2004 and their results of operations beginning April 1, 2004. The impact of the variable interest entities on the results of operations of the Company is explained below for the year ended December 31, 2005. On June 30, 2005, the Company acquired WLII for $190,000,000, excluding direct acquisition costs. Also see “Notes to Consolidated Financial Statements—7. Investments and Variable Interest Entities.”

•       For the year ended December 31, 2005, the Company recorded selling, general and administrative expenses of $1,209,000 for Televisa litigation costs regarding its PLA and direct operating expenses of $9,590,000 for payments made under protest and other license fee overcharges to Televisa. In 2005, the other license fee overcharges were $2,000,000.

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

Net Revenues.   Net revenues were $1,952,531,000 in 2005 compared to $1,786,935,000 in 2004, an increase of $165,596,000 or 9.3%. Existing operations accounted for 7.1% of the increase, while 2.2% was attributable to the variable interest entities that began to be consolidated by the Company on March 31, 2004. The Company’s television segment revenues were $1,360,694,000 in 2005 compared to $1,261,840,000 in 2004, an increase of $98,854,000 or 7.8%. The growth was attributable to the Company’s three television networks, resulting primarily from increased viewership, higher rates for advertising spots and increased subscriber fees. The owned-and-operated stations also had increased revenues attributable primarily to the Los Angeles, Dallas, Phoenix, Houston and Chicago markets. The Company’s radio segment had revenues of $359,107,000 in 2005 compared to $328,392,000 in 2004, an increase of $30,715,000 or 9.4%. The growth was attributable primarily to radio network advertising and the stations in the Chicago, Dallas, Los Angeles, San Antonio and Phoenix markets. The Company’s music segment generated revenues of $206,444,000 in 2005 compared to $178,560,000 in 2004, an increase of $27,884,000 or 15.6%. The variable interest entity, Disa, had net revenues of $76,523,000 in 2005 compared to $50,947,000 in 2004, an increase of $25,576,000. The remainder of the increase in the music segment was due primarily to the success of several album releases in 2005. The Company’s Internet segment had revenues of $26,286,000 in 2005 compared to $18,143,000 in 2004, an increase of $8,143,000 or 44.9%, primarily related to new advertisers and increased spending from existing advertisers.

Direct Operating Expenses.   Direct operating expenses (excluding depreciation and amortization) increased to $729,973,000 in 2005 from $663,457,000 in 2004, an increase of $66,516,000 or 10%. Existing operations accounted for 6.7% of the increase, while 3.3% was attributable to the variable interest entities. The Company’s television segment direct operating expenses were $536,209,000 in 2005 compared to $488,446,000 in 2004, an increase of $47,763,000 or 9.8%. The increase was due to increased license fee expense of $16,479,000 paid under our PLAs, increased programming costs of $34,314,000 offset by a decrease in technical cost of $3,030,000. The Company’s radio segment had direct operating expenses of $65,772,000 in 2005 compared to $60,121,000 in 2004, an increase of $5,651,000 or 9.4%. The increase was due to increased programming costs of $4,914,000 and technical cost of $737,000. The Company’s music segment’s direct operating expenses were $115,364,000 in 2005 compared to $102,316,000 in 2004, an increase of $13,048,000. The music segment’s variable interest entity cost related to Disa was $11,854,000 and the remainder of the increase was attributable to increased production costs resulting from higher sales. The Company’s Internet segment had direct operating expenses of $12,628,000 in 2005 compared to $12,574,000 in 2004, an increase of $54,000 or 0.4%. As a percentage of net revenues, the Company’s direct operating expenses increased from 37.1% in 2004 to 37.4% in 2005.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses (excluding depreciation and amortization) increased to $559,281,000 in 2005 from $528,841,000 in 2004, an increase of $30,440,000 or 5.8%. Existing operations accounted for 4.7% of the increase, while 1.1% was attributable to the variable interest entities. The Company’s television segment selling, general and administrative expenses were $335,215,000 in 2005 compared to $311,916,000 in 2004, an increase of $23,299,000 or 7.5%. The increase was due to increased selling costs of $10,225,000 reflecting higher sales in 2005, increased general and administrative compensation costs of $7,005,000, increased research costs of $6,703,000 offset by a decrease in various other costs of $634,000. The Company’s radio segment had selling, general and administrative expenses of $151,985,000 in 2005 compared to $151,690,000 in 2004, an increase of $295,000. The increase was due in part to increased selling costs of $5,853,000 reflecting higher sales in 2005 offset in part by decreases in compensation related costs of $1,341,000, legal fees of $1,131,000, rent expense of $1,117,000, insurance costs of $571,000 and various other costs savings of $1,398,000. The Company’s music segment had selling, general and administrative expenses of $59,595,000 in 2005 compared to $52,964,000 in 2004, an increase of $6,631,000. The increase was due to variable interest entity costs related to Disa of $4,178,000 and various other cost increases of $2,453,000. The Company’s Internet segment had selling, general and administrative expenses of $12,486,000 in 2005 compared to $12,271,000 in 2004, an increase of $215,000. As a percentage of net revenues, the Company’s selling, general and administrative expenses decreased from 29.6% in 2004 to 28.6% in 2005.

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

Depreciation and Amortization.   Depreciation and amortization decreased to $93,223,000 in 2005 from $101,382,000 in 2004, a decrease of $8,159,000 or 8%. Existing operations accounted for a decrease of 9.5%, while the variable interest entities accounted for an increase of 1.5%. The Company’s depreciation expense decreased to $79,095,000 in 2005 from $82,157,000 in 2004, a decrease of $3,062,000 primarily related to the disposal and acceleration of depreciation expense of certain assets. The Company had amortization of intangible assets of $14,128,000 and $19,225,000 in 2005 and 2004, respectively, a decrease of $5,097,000, which was due primarily to elimination of amortization of radio intangible assets related to advertising contracts and a reduction of music intangible assets being amortized, primarily artist contracts.

Depreciation and amortization expense for the television segment increased by $898,000 to $66,927,000 in 2005 from $66,029,000 in 2004 due to increased depreciation expense of $213,000 and amortization expense of $685,000, primarily related to WLII. Depreciation and amortization expense for the radio segment decreased by $4,414,000 to $11,649,000 in 2005 from $16,063,000 in 2004 due to a decrease in amortization of intangibles of $2,861,000 resulting primarily from the elimination of radio intangible assets related to advertising contracts and a decrease in depreciation expense of $1,553,000. Advertiser contracts were being amortized over a nine-month period that expired in June 2004. Depreciation and amortization expense for the music segment decreased by $2,566,000 to $12,877,000 in 2005 from $15,443,000 in 2004, primarily related to a reduction of intangible assets being amortized related to artist contracts. The contracts acquired from Fonovisa are being amortized over 10 years but most will be fully amortized by the end of 2005. Depreciation and amortization expense for the Internet segment decreased by $2,077,000 to $1,770,000 in 2005 from $3,847,000 in 2004, which was primarily related to a decrease in depreciation expense related to equipment fully depreciated in 2004.

Operating Income.   As a result of the above factors, operating income increased to $539,765,000 in 2005 from $493,255,000 in 2004, an increase of $46,510,000 or 9.4%. Existing operations accounted for 7.4% of the increase, while the variable interest entities accounted for an increase of 2%. The Company’s television segment had operating income of $392,350,000 in 2005 and $395,449,000 in 2004, a decrease of $3,099,000 or 0.8%. The Company’s radio segment had operating income of $129,628,000 in 2005 compared to $100,518,000 in 2004, an increase of $29,110,000 or 29%. The Company’s music segment had operating income of $18,575,000 in 2005 compared to $7,837,000 in 2004, an increase of $10,738,000. The Company’s Internet segment had an operating loss of $788,000 in 2005 compared to a loss of $10,549,000 in 2004, an improvement of $9,761,000. As a percentage of net revenues, the Company’s operating income was 27.6% in 2004 and 2005.

Interest Expense, Net.   Interest expense, net increased to $84,048,000 in 2005 from $66,061,000 in 2004, an increase of $17,987,000 or 27.2%. The increase was due to higher interest rates and borrowings related to the Company’s stock repurchase plan and acquisition of WLII. See “Liquidity and Capital Resources—Debt Instruments.”

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

Noncontrolling Interest of Variable Interest Entities.   Under the guidelines of FIN 46, the Company was required to consolidate the operating results of Disa, which was owned 50% by the Company and 50% by the Chavez family until October 2006, and was required to consolidate WLII, which had been owned 100% by Raycom until the Company’s June 30, 2005 acquisition of WLII. On June 30, 2005, the Company acquired WLII for approximately $190,000,000, excluding acquisition costs, see “Notes to Consolidated Financial Statements—7. Investments and Variable Interest Entities.” The Company recorded a noncontrolling interest loss of $4,120,000 in 2005, which consisted of a charge of $5,975,000 related to the

Chavez family’s 50% ownership of Disa and income of $1,855,000 related to Raycom’s 100% ownership of WLII. In 2004, the Company recorded a noncontrolling interest loss of $7,311,000 related to its variable interest entities. By recording noncontrolling interest (the portion not owned by the Company), the results of operations of the VIEs do not have an impact on our net income. The use of the equity method of accounting prior to March 31, 2004 and the consolidation of Disa since April 1, 2004 have the same effect on the Company’s net income. WLII’s net income has no impact on our net income through June 30, 2005 since Raycom owned 100% of WLII. Beginning July 1, 2005, WLII’s net income is included in the Company’s consolidated net income.

Equity (Income) Loss in Unconsolidated Subsidiaries and Other.   Equity (income) loss in unconsolidated subsidiaries and other improved by $2,901,000 to income of $959,000 in 2005 from a loss of $1,942,000 in 2004, due primarily to lower losses on equity method investments of $1,873,000 and a decrease in other losses of $1,028,000.

Nontemporary Decline in Fair Value of Investment.   The Company recorded a charge for a nontemporary decline in the fair value of its investments in Entravision and St. Louis/Denver LLC of $81,877,000. The charges related to the Entravision and St. Louis/Denver LLC investments are $73,077,000 and $8,800,000, respectively. See “Notes to Consolidated Financial Statements—7. Investments and Variable Interest Entities.”

Provision for Income Taxes.   In 2005, the Company reported an income tax provision of $182,003,000, representing $125,482,000 of current tax expense and $56,521,000 of deferred tax expense. In 2004, the Company reported an income tax provision of $164,574,000, representing $98,703,000 of current tax expense and $65,871,000 of deferred tax expense. The total effective tax rate was 49.3% in 2005 and 39.1% in 2004. The Company’s effective tax rate of 49.3% for 2005 was higher than the 39.1% for 2004 due primarily to the charges for the nontemporary decline in the fair value of the Entravision and St. Louis/Denver LLC investments, for which no tax benefit was recorded, and a tax benefit recorded in the second quarter of 2004 of $4,737,000, resulting from the resolution of various federal and state income tax audits.

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

Operating Income Before Depreciation and Amortization.   Operating income before depreciation and amortization increased to $632,988,000 in 2005 from $594,637,000 in 2004, an increase of $38,351,000 or 6.4%. Operating income before depreciation and amortization includes a cost reduction plan charge of $30,289,000. Existing operations accounted for 4.5% of the increase, while 1.9% was attributable to the variable interest entities. As a percentage of net revenues, the Company’s operating income before depreciation and amortization decreased from 33.3% in 2004 to 32.4% in 2005. For a description of the reasons the Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations see “Notes to Consolidated Financial Statements—17. Business Segments.”

	Year Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
	(In thousands)
Operating income before depreciation and amortization	$632,988 (a)	$594,637
Depreciation and amortization	93,223	101,382
Operating income	539,765	493,255
Other expense (income):
Interest expense, net	84,048	66,061
Loss on extinguishment of debt	—	467
Amortization of deferred financing costs	3,309	3,470
Stock dividend	(1,812)	(6,453)
Equity (income) loss in unconsolidated subsidiaries and other	(959)	1,942
Nontemporary decline in fair value of investments	81,877	—
Noncontrolling interest of variable interest entities	4,120	7,311
Provision for income taxes	182,003	164,574
Net income	$187,179	$255,883

(a)           Includes a cost reduction plan charge of $30.3 million.

	Year Ended December 31, 2005
	Consolidated		Television		Radio	Music		Internet
					(unaudited)
				(In thousands)
Operating income before depreciation and amortization	$632,988	(a)	$459,277	(a)	$141,277	$31,452	(a)	$982
Depreciation and amortization	93,223		66,927		11,649	12,877		1,770
Operating income (loss)	$539,765		$392,350		$129,628	$18,575		$(788)

	Year Ended December 31, 2004
	Consolidated		Television		Radio	Music		Internet
					(unaudited)
				(In thousands)
Operating income (loss) before depreciation and amortization	$594,637	(b)	$461,478	(b)	$116,581	$23,280	(b)	$(6,702)
Depreciation and amortization	101,382		66,029		16,063	15,443		3,847
Operating income (loss)	$493,255		$395,449		$100,518	$7,837		$(10,549)

(a)           Consolidated VIE operating income before depreciation and amortization totaled $21,768,000, the television and music VIEs contributed income of $2,430,000 and $19,338,000 to the total, respectively. For comparison purposes, WLII, which was a variable interest entity until June 30, 2005, had operating income before depreciation and amortization of $9,907,000 for the six-months ended December 31, 2005.

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

Cash and cash equivalents were $103,522,000 at December 31, 2006, and $99,400,000 at December 31, 2005. The increase of $4,122,000 was attributable to net cash provided from operating activities of $441,172,000 and proceeds from the issuance of long-term debt of $550,000,000, proceeds and tax benefits from stock options exercises of $123,683,000, and the sale of Entravision stock of $52,718,000 offset by debt repayments of $938,845,000, the acquisition of Disa for $105,000,000, capital expenditures of $80,464,000 and other uses of funds of $39,142,000.

We will incur a substantial amount of indebtedness in connection with the Merger. As of December 31, 2006, after giving effect to the Merger, we would have had approximately $10 billion of long-term debt outstanding.

The new senior secured credit facilities that we expect to enter into in connection with the Merger will consist of:

•  a 7-year revolving credit facility of up to $750.0 million in revolving credit loans and letters of credit, up to $200.0 million of which may be drawn concurrently with the consummation of the Merger. Any revolving term loan balance at closing will accrue interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (.50%) per annum) plus an applicable margin. The applicable margin for Eurodollar loans and alternative base loans will be finalized upon the consummation of the Merger. The Company does not expect to draw down any amounts on this facility upon the consummation of the Merger;

•       a 7.5 year, senior term loan facility totaling $7 billion will accrue interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The applicable margin for Eurodollar loans and alternative base loans will be finalized upon the consummation of the Merger. The entire $7 billion facility is expected to be drawn concurrently with the consummation of the Merger;

•       senior notes with an 8 year maturity totaling $1.5 billion will bear interest at an estimated rate of 8.75%, payable semi-annually of each year. We may instead pay all accrued interest, 50% of such accrued interest and increasing the principal amount of the note for the other 50% of such accrued interest at an estimated rate of 9.5%, or by increasing the principal amount of the outstanding senior notes for the entire amount of accrued interest at an estimated rate of 9.50%. The entire $1.5 billion of notes are expected to be issued concurrently with the consummation of the Merger;

•       a 2 year, second-lien term loan facility totaling $500 million will accrue interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The applicable margin for Eurodollar loans and alternative base loans will be finalized upon the consummation of the Merger and will be repaid with asset sale proceeds. The entire $500 million facility is expected to be drawn concurrently with the consummation of the Merger; and

•       a 7.5 year delayed draw term loan facility of up to $450.0 million, none of which is expected to be drawn upon the consummation of the Merger. We intend to use the delayed draw term loans to refinance the 3.5% Senior Notes due 2007 and the 3.875% Senior Notes due 2008 when they mature.

The term loan facility and delayed draw term loan facility will be subject to amortization in equal quarterly installments of principal in an aggregate annual amount equal to (a) in the fourth and fifth years following the closing date of the Merger, 2.5% of the original principal amount of the term loans and the original principal amount of the delayed draw term loans at the time of the incurrance thereof and (b) in the case of the sixth and seventh years following the closing date of the Merger, 1.0% of the original principal balance of the term loans, with the remaining balance payable at maturity. The second-lien term loan facility will not be subject to amortization and will be payable in full on the date which is two years following the closing date of the Merger (as such maturity date may be extended from time to time).

The Investors have advised the Company that they intend to divest certain non-core assets subsequent to the Merger, including our music recording and publishing businesses and a portfolio of non-core radio stations. These businesses contributed approximately $15 million of operating income before depreciation and amortization for the year ended 2006. We will use the proceeds from the sale of these assets to repay our new second-lien term loan facility.

Voluntary prepayments of principal amounts outstanding under the senior secured credit facilities will be permitted at any time (other than with respect to the second-lien term loan facility, which will only be voluntarily prepayable on a limited basis), however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the lenders will require compensation for any funding losses and expenses incurred as a result of the prepayment.

Our liquidity requirements will be significant, primarily due to debt service requirements and financing costs relating to the indebtedness in connection with the Merger.

On June 27, 2006, Moody’s downgraded our senior unsecured debt rating to Baa3 from Baa2 and, on September 28, 2006, downgraded our ratings again to Ba3. Additionally, on June 29, 2006, Standard & Poor’s lowered our senior unsecured debt rating to BB- from BBB-. The downgrades were related to concerns over the debt we contemplate to incur in connection with the Merger.

Capital Expenditures

Capital expenditures totaled $80,464,000 for the year ended December 31, 2006. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. In 2007, the Company expects capital expenditures to be approximately $92,000,000, which are expected to consist of $18,000,000 for station facilities primarily in Puerto Rico; $14,000,000 for Univision Network upgrades and facilities expansion; $14,000,000 primarily for radio station facility upgrades; and approximately $46,000,000 primarily for normal capital expenditures.

Debt Instruments

The Company’s 7.85% senior notes due 2011 have a face value of $500 million, a book value of $497.4 million and a fair value of approximately $503.8 million at December 31, 2006. These senior notes bear simple interest at the rate of 7.85% per annum payable in cash on January 15 and July 15 of each year.

On October 15, 2003, the Company issued $200 million aggregate principal amount of senior notes due 2007 and $250 million aggregate principal amount of senior notes due 2008. The senior notes due 2007 bear interest at the rate of 3.5% per annum and the senior notes due 2008 bear interest at the rate of 3.875% per annum. The interest is payable on both series of senior notes in cash on April 15 and October 15 of each year. When the Company issued these senior notes, it entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At December 31, 2006, the Company had a swap liability with a fair value of $7.1 million reported in other long-term liabilities related to this transaction. The $450 million face value senior notes are carried at fair value of $442.3 million at December 31, 2006.

The Company’s senior notes are the Company’s senior unsecured obligations, are equal in right of payment with all of the Company’s existing and future senior indebtedness, are senior in right of payment to any of the Company’s future subordinated indebtedness, are effectively subordinated to senior secured indebtedness, and are fully and unconditionally guaranteed by all of the Company’s subsidiaries that guarantee the senior secured credit facilities. The Company has the option to redeem all or a portion of the senior notes at any time at the redemption prices set forth in the note indenture. The indenture does not contain any provisions that would require us to repurchase or redeem or otherwise modify the terms of the senior notes upon a change of control. The indenture does not limit our ability to incur indebtedness or require the maintenance of financial ratios or specified levels of net worth or liquidity. The Company’s existing notes will remain outstanding, subject to our intention to refinance the notes with the delayed draw term loan facility (other than the second-lien term loan facility), and be fully secured following completion of the Merger.

On March 17, 2006, the Company entered into a new revolving credit facility that will mature on March 17, 2011 with a syndicate of commercial lenders. The aggregate amount of the commitments under the new revolving credit facility is $1 billion, which includes a $100 million sublimit for the issuance of standby letters of credit. The Company has the right, subject to certain conditions, to increase the commitment amount up to an additional $500 million. No lender is obligated to participate in any such increase. At December 31, 2006, the Company had bank borrowings outstanding under its revolving credit facility of $180 million resulting primarily from the Company’s repurchases of its Class A Common Stock in 2005. The Company’s existing revolving credit facility will terminate upon completion of the Merger. The Company has approximately $23 million of letters of credit outstanding under the credit facility, which primarily includes $15 million related to the FIFA World Cup Agreement.

On August 24, 2006, the Company amended its revolving credit facility to convert the basis for assessing the LIBOR interest rate cost margin on its bank loans from a debt rating measure to a leverage ratio measure, which is basically a total debt to operating income before depreciation and amortization ratio. Depending on the Company’s leverage ratio, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.22% to 0.475% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 0.22% as of December 31, 2006.

Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Bank of America or 0.50% per annum over the federal funds rate. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the twelve months ended December 31, 2006, the Company’s effective interest rate, excluding deferred financing costs, on its bank debt and senior notes was approximately 6.5%.

The credit agreement contains customary covenants, including restrictions on liens and financial covenants relating to interest coverage and leverage ratios. The credit agreement also restricts investments and cash dividends if a default exists or would result therefrom. Under the credit agreement, the Company is also limited in the amount of secured debt and subsidiary debt it can incur and in its ability to sell assets, engage in mergers and engage in material lines of business substantially different from business generally considered to be in the media and communications industry. At December 31, 2006, the Company was in compliance with its financial covenants.

The subsidiaries that guarantee the Company’s obligations under its credit agreement also guarantee the senior notes. The subsidiary guarantors under the credit facilities are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several. The guarantees of the obligations under the revolving credit facility and the senior notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor’s Rating Services and Baa2 or better by Moody’s Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor’s or Baa3 by Moody’s.

Change in Control Retention Bonus and Severance Plans

The change in control severance plan applicable to the Company’s executive officers has estimated severance benefits payable in connection with a change in control of approximately $33 million in cash, and estimated prorated bonus payments to such officers totaling approximately $1.8 million in cash (assuming that the closing date of the Merger occurs on March 26, 2007). The executive officers (other than A. Jerrold Perenchio) were also awarded restricted stock units that will remain outstanding at the closing of the Merger and will vest on the earlier of 90 days following the Merger (if the holder is employed by the Buyer on such date) or the termination date of the executive officer’s employment without cause or resignation for good reason after the Merger. The estimated value of these restricted stock units is $14.5 million.

Estimated retention bonus payments, which are payable to other employees at the earlier of the Merger closing date or March 2007 under the change in control employee retention bonus plan, are estimated to be $4.7 million in cash. This cost is being expensed ratably through the expected date of the closing of the Merger. Certain of these other employees are also entitled to a retention bonus on the one year anniversary of the Merger closing date provided that they are either employed on such date or have a qualifying termination of employment prior to such date (and in such latter case, will be paid on the date of such termination). In addition, upon the closing of the Merger, subject to certain exceptions, each restricted stock unit that remains outstanding as of the effective time of the Merger will be paid in cash.

Contractual Obligations

The Merger Agreement

The Company has entered into a Merger Agreement, dated as of June 26, 2006 with Buyer and Acquisition Sub whereby Buyer will acquire the Company. See “Notes to Consolidated Financial Statements—2. Recent Developments.”

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

Univision Music Group

Diara Inc., which is wholly-owned by José Behar, President and Chief Executive Officer of Univision Music Group, had a put right and the Company had a call right that required the Company to purchase a portion of Diara’s interest in Univision Music LLC in 2006 at an amount capped at $8 million. On May 12,

2006, the Company made a payment of $8 million to Diara Inc. in accordance with this agreement. In 2009, Diara has a put right and the Company has a call right that, if exercised, would require the Company to purchase the remainder of Diara’s interest in Univision Music LLC based on the estimated fair value of Univision Music LLC, less the amount of cash generated by Univision Music LLC. No amount was payable related to the put right at December 31, 2006.

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

In August 2000, the Company acquired the Spanish-language television rights in the U.S. to the 2002 and 2006 FIFA World Cup soccer games and other 2000-2006 FIFA events. The Company made payments totaling $150 million over the term of the agreement, including $33 million in the third quarter of 2006. At December 31, 2006, no further payments are due related to the 2000-2006 FIFA events.

The funds for any payments discussed above are expected to come from cash from operations and/or borrowings from the Company’s revolving credit facility.

Entravision Investment

As part of the consent decree pursuant to which the United States Department of Justice (“DOJ”) approved our acquisition of Hispanic Broadcasting Corporation, the Company exchanged all of its Entravision voting common stock for 36,926,600 shares of Class U common stock. The Entravision Class U common stock has limited voting rights and does not include the right to elect directors. Also, as part of the consent decree with the DOJ, we are required to sell enough of our Entravision stock so that our ownership of Entravision on a fully converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 10% by March 26, 2009.

Liquidity

Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations listed below, the Company believes that its cash flow from operations, together with available cash and available borrowings under the current bank credit facility will be adequate to meet liquidity needs in the near future for the current capital structure of the Company. The Company also believes that there will be sufficient liquidity in the near term under the proposed capital structure after the pending Merger. For more information related to the Merger, see “Notes to Consolidated Financial Statements—2. Recent Developments.”

The funds for any payments discussed above are expected to come from cash from operations and/or borrowings from the Company’s revolving credit facility.

Below is a summary of the Company’s major contractual payment obligations as of December 31, 2006:

Major Contractual Obligations
As of December 31, 2006

	Payments Due By Period
	2007	2008	2009	2010	2011	Thereafter	TOTAL
	(In thousands)
Senior notes principal	$200,000	$250,000	$—	$—	$500,000	$—	$950,000
Senior notes interest-fixed	39,250	39,250	39,250	39,250	39,250	—	196,250
Senior notes interest-variable(a)	23,901	13,306	—	—	—	—	37,207
Bank debt(b)	—	—	—	—	180,000	—	180,000
Operating leases	33,279	31,390	29,136	27,847	24,655	118,529	264,836
Capital leases	7,260	8,277	8,277	8,277	8,277	99,807	140,175
Spanish programming(c)	65,173	42,735	51,414	87,698	17,240	153,574	417,834
English programming(d)	1,632	1,298	991	181	—	—	4,102
Nielsen	36,184	26,581	21,356	21,038	22,352	3,763	131,274
Music License Fees	12,267	8,562	5,362	—	—	—	26,191
Other	2,465	2,694	1,921	1,250	176	3,342	11,848
	$421,411	$424,093	$157,707	$185,541	$791,950	$379,015	$2,359,717

(a)           Interest expense is based on the LIBOR rate at December 31, 2006.

(b)           The bank debt obligation is due in 2011; however, the Company expects to pay it in 2007 in connection with the Merger.

(c)            Amounts exclude the license fees that will be paid in accordance with the PLA, which is based primarily on 15% of Combined Net Time Sales. Amounts include broadcast rights’ costs for the 2010 and 2014 World Cup and other FIFA events.

(d)          Programming costs relates to the USA Broadcasting acquisition in 2001.

Below are items not included in the summary table above:

The amounts in the table above do not reflect any contractual obligations related to the potential Merger, including any potential severance or bonus payments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company borrows at the U.S. prime rate from time to time but attempts to maintain these loans at a minimum. Based on the Company’s overall interest rate exposure on its fixed-to-float interest rate swap on its senior notes of $450 million and its bank loans outstanding of $180 million at December 31, 2006, a change of 10% in interest rates would have an impact of approximately $3.4 million on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued four- and five-year senior notes due 2007 and 2008 with a face value of $450 million. The Company’s 3.5% and 3.875% senior notes have a face value of $200 and $250 million, respectively. The senior notes pay simple interest on April 15 and October 15 of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At December 31, 2006, the Company had a swap liability of $7.1 million reported in other long-term liabilities related to this transaction.

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

See pages F-1 through F-50

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.        Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of our 2006 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under that framework, management concluded our internal control over financial reporting as of December 31, 2006 was effective.

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

Item 9B.       Other Information

On January 1, 2007, Messrs. Cahill, Hobson, Kranwinkle and Rodriguez entered into amended employment agreements with us that extended the date of expiration of such agreements to December 31, 2009 and increased their annual base salaries for 2007 through 2009 to the following amounts: for Cahill $825,000; for Hobson $935,000; for Kranwinkle $770,000; and for Rodriguez $1,100,000. All other terms of each executive officer’s employment agreement remain the same. For a description of the employment agreements, as amended, see “Item 11. Executive Compensation” in Part III of this report.

PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance.

Executive Officers

The executive officers of the Company serve at the discretion of its Board of Directors subject to certain employment agreements. Messrs. Cahill, Hobson, Kranwinkle, and Rodriguez have employment agreements with the Company.

The executive officers of the Company as of December 31, 2006 were as follows:

Name	Age	Position
A. Jerrold Perenchio	76	Chairman of the Board and Chief Executive Officer
Robert V. Cahill	75	Vice Chairman and Corporate Secretary
Andrew W. Hobson	45	Senior Executive Vice President, Chief Strategic Officer, and Chief Financial Officer
C. Douglas Kranwinkle	66	Executive Vice President and General Counsel
Ray Rodriguez	55	President and Chief Operating Officer

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

Mr. Rodriguez has been President and Chief Operating Officer of the Company since February 2005. He was President of the Univision Network from December 1992 through February 2005 and President of TeleFutura Network and of the Galavisión Network from August 2001 through February 2005.

Directors

The holders of the Class A Common Stock and Class P Common Stock have the right to elect the Class A/P directors. The holders of the Class T Common Stock have the right to elect one Class T Director and one Class T Alternate Director, and the holders of the Class V Common Stock have the right to elect one Class V Director and one Class V Alternate Director. Currently, the Company has one Class V Alternate Director and no Class T Alternate Director.

An alternate director may act in the place of the director for whom he is an alternate if the director is absent from a Board meeting. While so acting, the alternate director has all of the rights, duties, privileges and powers of the director for whom he is acting as an alternate (including the right to vote at such meeting) and is counted in determining whether a quorum is present. Except when acting as an alternate, no alternate director is entitled to vote at a Board meeting and is not counted as a member of our Board in determining a quorum.

Class A/P Directors

A. Jerrold Perenchio

Director since 1992

Mr. A. Jerrold Perenchio, age 76, has been Chairman of the Board and Chief Executive Officer of Univision since December 1992. From December 1992 through January 1997, he was also Univision’s President. Mr. Perenchio has owned and been active in Chartwell Partners LLC (an investment firm that is active in the media and communications industry) since it was formed in 1983. A. Jerrold Perenchio is John G. Perenchio’s father.

Anthony Cassara

Director since 2005

Mr. Cassara, age 62, has been with Chartwell Partners LLC, an affiliate of Mr. Perenchio, since August 2000. He is Executive Vice President. Before that, Mr. Cassara served as President of Paramount Stations Group from 1993 until June 2000.

Harold Gaba

Director since 1996

Mr. Gaba, age 61, has been President and CEO of Act III Communications Holdings, L.P. (a multi-media communications company with interests in broadcasting and recorded music) since August 1990, and Chairman of the Board of Concord Records since September 1999. From 1992 through 1997, he served as CEO and a director of Act III Theatres, Inc., and from 1992 through 1996 as CEO and a director of Act III Broadcasting, Inc. Also, since November 2005, Mr. Gaba has served as co-chairman of Village RoadShow Pictures, a motion picture production company.

Alan F. Horn

Director since 1992

Mr. Horn, age 63, has been President and Chief Operating Officer of Warner Bros. since October 1999. He was Chairman and Chief Executive Officer of Castle Rock Entertainment from January 1987 to October 1999. Before that, Mr. Horn was President and Chief Operating Officer of 20th Century Fox Film Corporation and prior to that, he was Chief Executive Officer of Embassy Communications.

Michael O. Johnson

Director since 2005

Mr. Johnson, age 52, has been the Chief Executive Officer of Herbalife Ltd. since April 2003. He joined Herbalife after 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International from 1999 to 2003. Mr. Johnson also served as President of Asia Pacific for The Walt Disney Company and President of Buena Vista Home Entertainment. Mr. Johnson

has also previously served as a publisher of Audio Times magazine, and has directed the regional sales efforts of Warner Amex Satellite Entertainment Company for three of its television channels, including MTV, Nickelodeon and The Movie Channel.

John G. Perenchio

Director since 1992

Mr. Perenchio, age 51, is an owner and principal in the following businesses: Fearless Records, LLC (a record company); Ultimatum Music, LLC (a record company); and Smartpunk, LLC (an internet retail music and merchandise website). Mr. Perenchio is also a director of Deckers Outdoor Corporation. Mr. Perenchio is, or has been, an executive of various entities that are A. Jerrold Perenchio’s affiliates, some of which transact business with us or hold shares of our Class P Common Stock. John G. Perenchio is the son of A. Jerrold Perenchio.

Ray Rodriguez

Director since 1996

Mr. Rodriguez, age 56, has been President and Chief Operating Officer of the Company since February 2005. He was the President of the Univision Network from December 1992 through February 2005 and President of the TeleFutura Network and of the Galavisión Network from August 2001 through February 2005.

McHenry T. Tichenor, Jr.

Director since 2003

Mr. Tichenor, age 51, was President of Univision Radio from the completion of our acquisition of Hispanic Broadcasting Corporation on September 22, 2003 through December 31, 2004. Mr. Tichenor is currently a private investor. Mr. Tichenor was the Chairman of the Board, President, Chief Executive Officer and a director of Hispanic Broadcasting Corporation from February 1997 until its acquisition by Univision. From 1981 until February 1997, Mr. Tichenor was the President, Chief Executive Officer and a director of Tichenor Media System, Inc.

Class T Director

Ricardo Maldonado Yañez

Class T Director since 2006

Mr. Maldonado Yañez, age 39, is the Secretaria del Consejo de Administración (Secretary of the Counsel of Administration) of Televisa and a member of the law firm of Mijares, Angoitia, Cortes & Fuentes SC. Mr. Maldonado Yañez was elected to fill a vacancy as a Class T Director of the Company by the holders of the Class T Common Stock as provided in our charter documents.

Class V Director and Class V Alternate Director

Gustavo Cisneros

Director since 2003

Mr. Cisneros, age 61, is Chairman and Chief Executive Officer of the Cisneros Group of Companies, a privately-held media, entertainment, technology and consumer products organization of affiliated entities. Since 1975, Mr. Cisneros has overseen the management and operations of the Cisneros Group of Companies. Mr. Cisneros is a director of Pueblo International LLC (formerly known as Pueblo Xtra

International, Inc.) and Barrick Gold Corporation. Mr. Cisneros is a founding member of the international advisory board of the Council on Foreign Relations, a member of the chairman’s international advisory council of The Americas Society, an advisory committee member of Harvard University’s David Rockefeller Center for Latin American Studies, an advisory board member of Columbia University, a member of the board of overseers of Babson College and an advisor to Rockefeller University. Mr. Cisneros previously served as the Class V Director on our Board from 1996 until 2000.

Alejandro Rivera

Class V Alternate Director since 2003

Mr. Rivera, age 63, has served in executive positions with companies in the Cisneros Group since 1976. Since May 1988, Mr. Rivera has been the Managing Director and Vice President of Venevision International LLC (formerly known as Venevision International, Inc.) and, since September 1996, has also been the Director and President of Venevision International Corporation. Mr. Rivera was the Class V Alternate Director from 1996 through 2000 and was the Class V Director from 2000 until December 2003.

Board Committees

We have an Audit Committee and a Compensation Committee. Because the holders of Class P Common Stock control approximately 56.3% of the voting power of our common stock, Univision is a controlled company under New York Stock Exchange (“NYSE”) listing standards and thus not required to have an independent compensation committee. Univision is also not required to have, and does not have, a majority of independent directors or a nominating committee and, therefore, does not have a nominating charter or a formal nominating policy. Each class of directors elected by Class A/P, Class T and Class V Stock, respectively, participate in the consideration of director nominees for their respective classes. Nominees (including nominees recommended by stockholders) are identified and evaluated through review of a resume or other summary of experience, personal interviews and submission of such supplemental information as may be reasonably requested.

Audit Committee

Univision’s Audit Committee currently has three members: Messrs. Gaba, Horn and Johnson. The Audit Committee monitors the integrity of Univision’s financial statements, as well as Univision’s compliance with legal and regulatory requirements, engages the independent auditors, reviews with the independent auditors the plans and results of the audit engagement, reviews the independence of the independent auditors and pre-approves and considers the range of all audit and non-audit services. The Board believes that each Audit Committee member meets the independence requirements of SEC regulations and NYSE listing standards. In addition, the Board has determined that Mr. Gaba, the Chair of the Audit Committee, is qualified as an audit committee financial expert under SEC regulations and has accounting and related financial management expertise within the meaning of NYSE listing standards. The Audit Committee met six times in 2006. The Audit Committee charter is available on the Company’s website at www.univision.net.

Compensation Committee

Univision’s Compensation Committee currently has two members: Messrs. Gaba and Horn. The Compensation Committee makes recommendations to the Board concerning compensation of our Named Officers (defined in Item 11. Executive Compensation) and administers the 1996 and 2004 Performance Award Plans (referred to individually as the “1996 Plan” and the “2004 Plan”) and the Hispanic Broadcasting Corporation Long-Term Incentive Plan (the “HBC Plan”) that Univision assumed as part of its acquisition of Hispanic Broadcasting Corporation (the “HBC Merger”) as well as the Company’s other incentive compensation plans. Mr. Horn is the Chair of the Compensation Committee. The Compensation Committee met three times in 2006. The Compensation Committee charter is available on the Company’s website at www.univision.net.

Directors’ Compensation

See the information presented under “Director Compensation” under Item 11 below.

Board of Directors Meetings

The Board held nine meetings in 2006. Each director as of the date of this Annual Report on Form 10-K who was then a director attended our annual stockholders meeting in Los Angeles in May 2006, and each director attended more than 75% of the aggregate number of Board meetings and meetings of committees on which he served in 2006. Under our Corporate Governance Guidelines adopted in February 2004, which can be found on our website at www.univision.net, each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties and to make every reasonable effort to attend each meeting of the Board and any committee of which the director is a member. Non-management directors shall also meet in executive sessions without management. The Chair of the Audit Committee acts as the “Lead Director” to facilitate and lead these sessions.

Code of Ethics

The Company has a Code of Conduct, Ethical Standards and Business Practices, which applies to all employees, officers and directors of the Company, as well as a separate Code of Ethics for Senior Financial Officers, which applies to the Chairman and Chief Executive Officer, the Vice Chairman, the Chief Financial Officer, the Chief Accounting Officer and any person who performs a similar function. Both the Code of Conduct, Ethical Standards and Business Practices and the Code of Ethics for Senior Financial Officers can be found on the Company’s website at www.univision.net and, the Company will disclose on its website when there have been amendments to such codes. Waivers of the Code of Conduct, Ethical Standards and Business Practices for Named Officers and directors and waivers of the Code of Ethics for Senior Financial Officers will also be posted on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the NYSE. These persons are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during 2006 all filing requirements applicable to our officers and directors were met, with the exception of Mr. Cisneros and Mr. Johnson, each of whom filed one late report on Form 4, and Mr. Maldonado Yañez, who filed one late report on Form 3.

ITEM 11.         Executive Compensation.

Compensation Discussion & Analysis

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to the principal executive and principal financial officers of Univision, and the other three most highly compensated executive officers of Univision. These individuals are referred to as the “Named Officers” in this Annual Report on Form 10-K.

Our current executive compensation programs are determined and approved by our Compensation Committee. None of the Named Officers are members of the Compensation Committee.

Executive Compensation Program Objectives and Overview

Univision’s current executive compensation programs are intended to achieve three fundamental objectives: (1) attract and retain qualified executives; (2) motivate performance to achieve specific strategic and operating objectives of Univision; and (3) align executives’ interests with the long-term interests of Univision’s stockholders. As described in more detail below, the material elements of our current executive compensation program for Named Officers include a base salary, an annual bonus opportunity, perquisites, a long-term equity incentive opportunity, retirement benefits, severance protection for certain actual or constructive terminations of the Named Officers’ employment, and other post-termination benefits payable upon retirement, death or disability.

We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives. The table below lists each material element of our executive compensation program and the compensation objective or objectives that it is designed to achieve.

Compensation Element	Compensation Objectives Attempted to be Achieved
Base Salary	• Attract and retain qualified executives
Bonus Compensation	• Motivate performance to achieve specific strategies and operating objectives • Attract and retain qualified executives
Perquisites and Personal Benefits	• Attract and retain qualified executives
Equity-Based Compensation (stock options; restricted stock units)

•  Align Named Officers’ long-term interests with stockholders’ long-term interests

•  Motivate performance to achieve specific strategies and operating objectives

•  Attract and retain qualified executives

Retirement Benefits (e.g., 401(k))	• Attract and retain qualified executives
Severance and Other Benefits Upon Termination of Employment	• Attract and retain qualified executives • Motivate performance to achieve specific strategies and operating objectives

As illustrated by the table above, base salaries, perquisites and personal benefits, retirement benefits and severance and other termination benefits are all primarily intended to attract and retain qualified executives. These are the elements of our current executive compensation program where the value of the benefit in any given year is not dependent on performance (although base salary amounts and benefits determined by reference to base salary will increase from year to year depending on performance, among other things). We believe that in order to attract and retain top-caliber executives, we need to provide executives with predictable benefit amounts that reward the executive’s continued service. Some of the elements, such as base salaries and perquisites and personal benefits, are generally paid out on a short-term or current basis. The other elements are generally paid out on a longer-term basis, such as upon retirement or other termination of employment. We believe that this mix of longer-term and short-term elements allows us to achieve our dual goals of attracting and retaining executives (with the longer-term benefits geared toward retention and the short-term awards focused on recruitment).

Our annual bonus opportunity is primarily intended to motivate Named Officers’ performance to achieve specific strategies and operating objectives, although we also believe it helps us attract and retain executives. Our equity-based compensation is primarily intended to align Named Officers’ long-term interests with stockholders’ long-term interests, although we also believe they help motivate performance and help us attract and retain executives. These are the elements of our current executive compensation program that are designed to reward performance and the creation of stockholder value, and therefore the value of these benefits is dependent on performance. Each Named Officer’s annual bonus opportunity is paid out on an annual short-term basis and is designed to reward performance for that period. Equity-based compensation is generally paid out or earned on a longer-term basis and is designed to reward performance over several years.

The Compensation Committee’s general philosophy is that bonus and equity compensation should fluctuate with the Company’s success in achieving financial and other goals, and that Univision should continue to use long-term compensation such as stock options and restricted stock units to align stockholder and executives’ interests. The Compensation Committee and Univision’s Chairman believe in reserving significant amounts for results-based incentive compensation and thus setting fixed-amount base salaries near the median of peer companies.

The Company retains Frederic W. Cook & Co., Inc., an outside executive compensation consulting firm (which provides no other services to the Company) to provide general compensation expertise, explore alternative incentive programs and analyze comparative compensation information for the Compensation Committee. In carrying out its responsibilities in 2006, the Committee sought the consulting firm’s advice regarding compensation levels within the industry and the advisability of adopting alternative or additional performance incentives. In addition, the consulting firm provided valuable information to the Committee by benchmarking the Committee’s planned executive compensation program against those of a peer group of comparable large media companies, which was suggested by the consulting firm and which included such companies as MGM Mirage, The Interpublic Group of Companies, Inc., The New York Times Company, The McGraw-Hill Companies, Inc., Omnicom Group, Inc., Tribune Company, The E.W. Scripps Company, Gannett Co., Inc., Knight-Ridder, Inc., Lamar Advertising Company and Clear Channel Communications, Inc. This benchmarking was performed for comparative purposes. The Committee then determined the target value of our executive compensation program using, among other factors, the information provided to it by the consulting firm. Because we generally determine the target value of our executive compensation program, in part, by using such benchmarked information, we do not generally factor in amounts realized from prior compensation paid to the Named Officers.

Current Executive Compensation Program Elements

Base Salaries

Like most companies, Univision’s policy is to pay Named Officers’ base salaries in cash. The significant exception is that Mr. Perenchio serves as Chairman of the Board and Chief Executive Officer without compensation. Messrs. Cahill, Hobson, Kranwinkle and Rodriguez have employment agreements to receive fixed base salaries. As of January 1, 2007, Messrs. Cahill, Hobson, Kranwinkle and Rodriguez entered into amended employment agreements with us that extended the date of expiration of such agreements to December 31, 2009. Pursuant to the new agreements, the executives’ annual base salaries for 2007 through 2009 were increased 10% to the following levels: for Cahill $825,000, for Hobson $935,000, for Kranwinkle $770,000 and for Rodriguez $1,100,000. In approving the executives’ salary increases, our Chairman and the Committee took into account, among other things, the greater responsibility of Mr. Hobson’s and Mr. Rodriquez’s new positions, peer group comparisons provided by the Committee’s outside consulting firm, and the executives’ individual experience and increased responsibilities. The base salary that was paid to each Named Officer in 2006 is the amount reported for such officer in Column (c) of the Summary Compensation Table on page 67.

Annual Bonuses

Univision’s policy is to pay any discretionary annual bonuses to the Named Officers in cash. The Compensation Committee, based upon Mr. Perenchio’s recommendation and in accordance with the compensation philosophy outlined above, approved cash bonuses for 2006 for the four Named Officers as shown in column (d) of the Summary Compensation Table on page 67. In 2006, each of our Named Officers received a cash bonus award equivalent to 85% of base salary, which was determined using an earnings before interest, taxes, depreciation and amortization performance goal set at the beginning of 2006. In addition, during 2006 each of our Named Officers received discretionary bonuses equivalent to 100% of base salary, based on the performance of such Named Officer in 2006. In considering the subjective portion of the bonuses, the Committee took into account the executive’s responsibilities, his performance, and other factors such as Company profitability, market share and industry position. For 2006, the Named Officers’ salaries and bonuses represented the following percentages of their respective total compensation: Mr. Cahill—84%, Mr. Hobson—81%, Mr. Kranwinkle—81%, and Mr. Rodriguez—79%. According to the Company’s outside compensation consulting firm, the Company’s executive compensation is in line with average executive compensation among peer companies.

Perquisites

In addition to base salaries and annual bonus opportunities, Univision provides the Named Officers with certain perquisites and personal benefits, including automobile-related expenses. We believe that perquisites and personal benefits are often a tax-advantaged way to provide the Named Officers with additional annual compensation that supplements their base salaries and bonus opportunities. When determining each Named Officer’s base salary, we take the value of each Named Officer’s perquisites and personal benefits into consideration.

The perquisites and personal benefits paid to each Named Officer in 2006 are reported in Column (i) of the Summary Compensation Table below, and are further described in footnotes (2), (3), (4) and (5) to the Summary Compensation Table.

Equity-Based Compensation

Univision’s policy is that the Named Officers’ long-term compensation should be directly linked to the value provided to stockholders of Univision common stock. Accordingly, the Compensation Committee grants equity awards under the 2004 Plan designed to link an increase in stockholder value to compensation. Forty-eight percent of the Named Officer’s equity-based compensation opportunity for 2006 was awarded in the form of Univision nonqualified stock options. In addition to stock option grants, based upon recommendations of the outside consulting firm, the Committee also approved grants of restricted stock units to the Named Officers as approximately 15% of 2006 aggregate equity compensation. The Compensation Committee believes that these awards encourage executives to continue to use their best professional skills and to remain in Univision’s employ. Options and restricted stock units granted by Univision under the 2004 Plan generally vest and become exercisable in annual 25% increments over a four-year period after grant. See “Change in Control Retention Bonus Plan” below for the vesting of certain one-time retention grants made to Named Officers during 2006. When considering the equity grants, the Compensation Committee considers each Named Officer’s responsibilities, his or her performance during the prior year, his or her expected future contribution to Univision’s performance, competitive data on grant values at comparable companies, and the recommendation of Mr. Perenchio and other senior executives.

Univision has traditionally awarded annual stock incentives to employees (including the Named Officers) in December each year. However, Univision made its annual grants in January 2006 rather than in December 2005 in order to coordinate those grants with the Company’s adoption of FAS No. 123R (see

Note 3—“Significant Accounting Policies—Share-Based Compensation”). In December 2006, the Company returned to its traditional December annual grant schedule. No Named Officers were awarded grants in December 2006. Other than grants made in connection with the hiring or promotion of employees or other special circumstances, the Committee generally does not grant equity awards at any other time during the year.

The aggregate amount as determined under FAS No. 123R recognized for purposes of Univision’s financial statements for 2006 with respect to outstanding options and restricted stock unit awards granted to the Named Officers is shown in the “Summary Compensation Table” below. The grant date value of the options and restricted stock units awarded to the Named Officers in 2006 as determined under FAS No. 123R for purposes of Univision’s financial statements is shown in the “Grants of Plan-Based Awards Table” below. The “Grants of Plan-Based Awards” table and related narrative “Description of Plan-Based Awards” section below provide additional detail regarding the restricted stock units and options granted to the Named Officers in 2006, including the vesting and other terms that apply to the restricted stock units and options.

Retirement Benefits and Deferred Compensation Opportunities

Deferred compensation is a tax-advantaged means of providing the Named Officers with additional compensation that supplements their base salaries and bonus opportunities. One such Named Officer, Ray Rodriguez, began participating in our Univision Key Senior Management Deferred Compensation Plan in 1992, however, he has not received any credits under the terms of the plan since 1994. No other Named Officer participated in the Univision Key Senior Management Deferred Compensation Plan.

Please see the “Non-Qualified Deferred Compensation” table and related narrative section “Non-Qualified Deferred Compensation Plans” below for a description of Univision’s deferred compensation plans and the benefits thereunder.

Severance and Other Benefits Upon Termination of Employment

In connection with the Merger, the Company adopted a Change in Control Severance Plan and a Change in Control Retention Bonus Plan in May 2006 to provide rewards to the Named Officers for hard work and value creation, as well as incentives for each of the Named Officers to stay at the job during a period of uncertainty at the end of which such Named Officers may not have been retained. Based on a review of what comparable companies were doing in connection with similar changes in control, it was determined that such awards should typically equal roughly three times normal compensation and annual bonus, and should require a double trigger—a change in control of the company and a “termination event,” such as a change in status or responsibilities. It was also determined that the vesting of equity incentives should accelerate upon the closing of the Merger, and that the total aggregate severance amount paid out in connection with the change in control transaction should be approximately 1% of the overall transaction amount.

Please see the “Potential Payments Upon Termination or Change in Control” section below for a description of the potential payments that may be made to the Named Officers in connection with their termination of employment or a change in control.

Stock Ownership Guidelines

The Company does not have formal guidelines for the level of officer and director Univision stock ownership.

Section 162(m) Policy

Section 162(m) of the Internal Revenue Code limits the deductibility by Univision of cash compensation in excess of $1 million paid to the Chief Executive Officer and the four highest compensated executive officers during any taxable year, unless such compensation meets certain requirements. Other than approximately $2.6 million, base compensation and the subjective portion of the cash bonuses paid to executive officers for 2006 were within the $1 million Section 162(m) threshold and should, therefore, also be deductible by Univision. The Compensation Committee has considered and will continue to consider deductibility in structuring compensation arrangements. However, the Committee retains discretion to provide compensation arrangements that it believes are consistent with the goals described above and in the best interests of Univision and its stockholders, even if those arrangement are not fully deductible under Section 162(m).

Stock options and restricted stock units under Univision’s existing plans, as well as the formulaic portion of the cash bonus, are intended to comply with the rules under Section 162(m) for treatment as performance based compensation. Therefore, Univision should be allowed to deduct compensation related to options and restricted stock units granted under each of these plans and the formula portion of the cash bonuses.

Compensation Committee’s Report on Executive Compensation(1)

Univision’s Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the two non-employee Directors named at the end of this report each of whom is independent as defined by the New York Stock Exchange listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11. Based upon this review and our discussions, the Univision Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Compensation Committee of
the Board of Directors

Alan F. Horn (Chair)
Harold Gaba

(1)          SEC filings sometimes “incorporate information by reference.” This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this Compensation Committee Report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

Compensation Committee’s Interlocks and Insider Participation

The Compensation Committee members whose names appear above were committee members during all of 2006. No member of the Compensation Committee is or has been a former or current Named Officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s Named Officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the Named Officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(8)	Option Awards ($)(8)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)(7)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)		(j)
A. Jerrold Perenchio(1)	2006	None	None	None	None	N/A	None		None
Chairman of the Board and Chief Executive Officer
Robert V. Cahill	2006	750,000	1,390,400	127,465	290,180	N/A	5,280	(3)	2,563,325
Vice Chairman and Corporate Secretary
Andrew W. Hobson,	2006	850,000	1,575,800	170,208	386,810	N/A	29,924	(2)(3)(4)	3,012,742
Senior Executive Vice President, Chief Financial Officer and Chief Strategic Officer
C. Douglas Kranwinkle,	2006	700,000	1,297,700	127,465	290,180	N/A	45,618	(2)(3)(4)	2,460,963
Executive Vice President and General Counsel
Ray Rodriguez,	2006	1,000,000	1,853,800	322,860	386,810	1,398 (6)	52,325	(2)(3)(4)(5)	3,617,193
President and Chief Operating Officer

(1)                Mr. Perenchio’s services were provided pursuant to the informal arrangement described in “Employment Agreements and Arrangements.” Mr. Perenchio has not been compensated for his services in any employment capacity with Univision since 1997.

(2)                Includes the Company’s payment of annual life insurance premiums for Messrs. Hobson, Kranwinkle and Rodriguez under the company’s executive life insurance program. For 2006, the Company paid annual term life insurance premiums in the following amounts: $19,311 for Mr. Kranwinkle, and $24,090 for Mr. Rodriguez. For 2006, the Company paid annual variable life insurance premiums for Mr. Hobson in the amount of $8,610. The amounts in this column also include the Company’s payment of annual premiums for long-term disability insurance coverage for Messrs. Hobson, Kranwinkle and Rodriguez. For 2006, the Company paid annual disability insurance premiums in the following amounts: $6,134 for Mr. Hobson; $10,227 for Mr. Kranwinkle; and $5,505 for Mr. Rodriguez.

(3)                Includes auto related expenses paid by the Company in the amounts of $5,280 for Mr. Cahill, $9,480 for Mr. Kranwinkle, $8,580 for Mr. Hobson and $7,200 for Mr. Rodriguez.

(4)                Includes matching contribution pursuant to the 401(k) Plan for 2006 in the amount of $6,600 for each of Messrs. Hobson, Kranwinkle and Rodriguez.

(5)                Includes payment of annual club dues for 2006 for Mr. Rodriguez in the amount of $8,929.

(6)                Amount represents deferred compensation interest income earned under the Univision Key Senior Management Deferred Compensation Plan that is above market rates as determined under the SEC’s proxy rules. Refer to Footnote (1) of the “Nonqualified Deferred Compensation” table that appears later in this Item 11.

(7)                Total compensation does not include the severance benefits and estimated bonus payments payable to each of the Named Officers upon completion of change of control under the Change in Control Retention Bonus Plan or the Change in Control Severance Plan, as the case may be.

(8)                Represents compensation expense recognized in 2006 under FAS No. 123R.

Compensation of Named Officers

The Summary Compensation Table should be read in connection with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table, and the description of the material terms of the nonqualified options and restricted stock units granted in 2006 that follows it, provides information regarding the long-term equity incentives awarded to Named Officers in 2006 that are reported in the Summary Compensation Table. The Outstanding Equity Awards at Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Officers’ potential realizable value and actual value realized with respect to their equity awards.

The Non-Qualified Deferred Compensation table and related description of the material terms of our non-qualified deferred compensation plans provides context to the deferred compensation earnings listed in the table above, and also provides a more complete picture of the potential future payments due to one of our Named Officers. The discussion of the potential payments due upon a termination of employment or change in control is intended to further explain the potential future payments that are, or may become, payable to our Named Officers.

Univision has traditionally awarded annual stock incentives to employees (including the Named Officers) in December each year. However, Univision made its annual grants in January 2006 rather than in December 2005 in order to coordinate those grants with the Company’s adoption of FAS No. 123R (see Note 3—“Significant Accounting Policies—Share-Based Compensation”). In December 2006, the Company returned to its traditional December annual grant schedule. No Named Officers were awarded grants in December 2006. The January 2006 grants to the Named Officers are reported in the table below as are the grants made in May 2006 under the Change in Control Retention Bonus Plan.

Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Stock Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Robert V. Cahill	January 13, 2006			100,000	$31.59	$1,201,000	(2)
	January 13, 2006	16,700			$31.59	$527,553
	May 23, 2006	50,000	(1)		$36.25	$1,812,500
Andrew W. Hobson	January 13, 2006			133,300	$31.59	$1,600,933	(2)
	January 13, 2006	22,300			$31.59	$704,457
	May 23, 2006	150,000	(1)		$36.25	$5,437,500
C. Douglas Kranwinkle	January 13, 2006			100,000	$31.59	$1,201,000	(2)
	January 13, 2006	16,700			$31.59	$527,553
	May 23, 2006	50,000	(1)		$36.25	$1,812,500
Ray Rodriguez	January 13, 2006			133,300	$31.59	$1,600,933	(2)
	January 13, 2006	42,300			$31.59	$1,336,257
	May 23, 2006	150,000	(1)		$36.25	$5,437,500

(1)          Amounts represent the restricted stock units granted under the Change in Control Retention Bonus Plan. For further details on these grants, please see the “Potential Payments Upon Termination Or Change In Control” section.

(2)          The fair value price of these options is $12.01 per share based on the Black-Scholes option-pricing model.

Named Officers are not separately entitled to receive dividend equivalent rights with respect to each stock option and restricted stock unit awarded.

Each nonqualified stock option award described in the “Grants of Plan-Based Awards”table above expires on the tenth anniversary of its associated grant date, vests in equal installments over the course of four years, and is generally subject to accelerated vesting upon a change in control of the Company or a termination of the executive without “cause.”

For a description of the material terms related to each restricted stock unit award described in the “Grants of Plan-Based Awards”table above, please see “Potential Payments Upon Termination Or Change In Control—Change in Control Retention Bonus Plan” below.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares, or Units of Stock That Have Not Vested (#)		Market Value of Shares, or Units of Stock That Have Not Vested ($)
(a)	(b)	(d)		(e)	(f)	(i)		(j)
A. Jerrold Perenchio	None	None		None	None	None		None
Robert V. Cahill	150,000	—	(1)	43.6250	12/05/09	—		—
	150,000	—	(1)	35.7500	11/30/10	—		—
	150,000	—	(1)	35.0000	11/28/11	—		—
	30,000	—	(1)	27.3900	12/03/12	—		—
	100,000	—	(1)	35.8500	11/30/13	—		—
	150,000	—	(1)	28.5500	12/06/14	—		—
		100,000	(2)	31.5900	01/12/16	66,700	(2)	$2,362,514
Andrew W. Hobson	150,000	—	(1)	43.6250	12/05/09	—		—
	150,000	—	(1)	35.7500	11/30/10	—		—
	150,000	—	(1)	35.0000	11/28/11	—		—
	75,000	—	(1)	27.3900	12/03/12	—		—
	100,000	—	(1)	35.8500	11/30/13	—		—
	200,000	—	(1)	28.5500	12/06/14	—		—
		133,300	(2)	31.5900	01/12/16	172,300	(2)	$6,102,866
C. Douglas Kranwinkle	100,000	—	(1)	45.4375	08/31/10	—		—
	20,000	—	(1)	35.7500	11/30/10	—		—
	150,000	—	(1)	35.0000	11/28/11	—		—
	100,000	—	(1)	35.8500	11/30/13	—		—
		100,000	(2)	31.5900	01/12/16	66,700	(2)	$2,362,514
Ray Rodriguez	200,000	—	(1)	43.6250	12/05/09	—		—
	200,000	—	(1)	35.7500	11/30/10	—		—
	200,000	—	(1)	35.0000	11/28/11	—		—
	100,000	—	(1)	35.8500	11/30/13	—		—
	185,000	—	(1)	28.5500	12/06/14	—		—
		133,300	(2)	31.5900	01/12/16	192,300	(2)	$6,811,266

(1)          On September 14, 2005, the Company accelerated the vesting of substantially all unvested stock options outstanding whose exercise price was above the then current market price of $25.56.

(2)          These awards generally will vest 25% on January 13, 2007, January 13, 2008, January 13, 2009, and January 13, 2010. The restricted stock units granted under the Change in Control Retention Bonus Plan on May 23, 2006 that are included as part of the amounts described in column (i), however, do not vest on such dates, but instead vest on 90 days following a “Change in Control,” as defined in such Change in Control Retention Bonus Plan.

The following table presents information regarding the exercise of stock options by Named Officers during 2006.

Option Exercises And Stock Vested

Name	Option Awards Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
(a)	(b)	(c)
A. Jerrold Perenchio	None
Robert V. Cahill	295,000	$5,136,678
Andrew W. Hobson	800,000	$19,257,492
C. Douglas Kranwinkle	250,000	$1,818,924
Ray Rodriguez	665,000	$12,847,073

The Univision Key Senior Management Deferred Compensation Plan was initiated in 1990 to provide selected key executives of the Company with incentives linked to the increase in the Company’s market value. Participants in the plan would receive credits to their deferred accounts annually based upon the percentage increase in the Company’s cash flow for 1990 and each calendar year thereafter, over the cash flow for the prior year. Awards would vest annually, and earn interest at the rate of 6% per year. In the event of termination of employment due to death, disability or retirement at or after age 65, a participant in the plan would receive payment of his deferred amount. Upon termination of employment for any other reason, a participant would receive an amount equal to his or her vested portion of his or her account.

The following table presents information regarding the amount of nonqualified deferred compensation earned by Named Officers under the Univision Key Senior Management Deferred Compensation Plan.

Nonqualified Deferred Compensation

Name	Aggregate Earnings in Last FY ($)	Aggregate Balance at Last FYE ($)
(a)	(d)	(f)
A. Jerrold Perenchio	—	—
Robert V. Cahill	—	—
Andrew W. Hobson	—	—
C. Douglas Kranwinkle	—	—
Ray Rodriguez(1)	$76,241	$1,346,918

(1)          Only the portion of earnings on deferred compensation that is considered to be at above-market rates under SEC rules, $1,398, is included as compensation for each Named Officer in Column (g) of the Summary Compensation Table.

Potential Payments Upon Termination Or Change In Control

Severance Provisions of Employment Agreements

The employment agreements for Messrs. Cahill, Hobson, Kranwinkle and Rodriguez referred to above may be terminated by the Company for cause, upon death or disability or without cause. If the executive’s employment is terminated by the Company without cause, the executive will, subject to certain conditions regarding confidentiality, trade secrets and competitive activities, be entitled to receive his base salary for the remainder of his employment agreement. If termination had occurred for each of our Named Officers on December 31, 2006, then the payments required to be made to Messrs. Cahill, Hobson, Kranwinkle and Rodriguez during 2006 would have been $1,500,000, $1,700,000, $1,400,000 and $2,000,000, respectively.

Change in Control Severance Plan

The Company has adopted a Change in Control Severance Plan in which its Named Officers (other than A. Jerrold Perenchio) participate. Pursuant to this plan, following termination of employment without cause or for good reason in connection with a change in control of the Company, such Named Officer would be entitled to the greater of (a) the amount to which the officer is entitled to receive under a written employment agreement with the Company and (b) three times the sum of (1) his annual base salary plus (2) his “Maximum Annual Bonus” (which is equal to two times his annual base salary). In addition, such Named Officer would be entitled to accelerated vesting of his outstanding and unvested options and other equity-based awards that were granted to him prior to the Effective Time and which remain outstanding at the time of his termination of employment, continuation of benefits for up to three years, a pro rata annual bonus, and outplacement services and legal fees. The Named Officer would be entitled to a gross-up payment from the Company in certain circumstances if his benefits in connection with a change in control would be “excess parachute payments” as defined by Section 280G of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) subject to the excise tax imposed under Section 4999 of the Code. For purposes of the Change in Control Severance Plan, our Named Officers have “good reason” to terminate employment if there is a material adverse alteration in the nature or status of the executive’s responsibilities with the Company, there is a reduction in the Named Officer’s salary or target bonus opportunity, the Named Officer’s commute to work is increased by at least 50 miles, or the executive is no longer employed in the same position with a New York Stock Exchange publicly traded company that has publicly traded equity float in excess of $5 billion.

Change in Control Retention Bonus Plan

The Company has adopted a Change in Control Retention Bonus Plan in which certain employees and certain non-executive officers participate. In addition, the Named Officers (other than A. Jerrold Perenchio) were awarded restricted stock units that will remain outstanding at the closing of the Merger and that will vest upon the earlier of (1) 90 days following the Merger (if such Named Officer is employed by the Buyer on such date) or (2) the termination date of such Named Officer’s employment without cause, or resignation for good reason, following the Merger. The estimated value of the restricted stock units is $14.5 million.

Rabbi Trust

The Board of Directors has adopted and funded a “rabbi” trust to satisfy the Company’s obligations to our Named Officers under the Change of Control Severance Plan and each of the restricted stock unit agreements entered into with the Named Officers in connection with the Company’s Change in Control Retention Bonus Plan.

Estimation of Benefits

Set forth below is an estimation of the benefits payable to each of the Named Officers (other than A. Jerrold Perenchio, who will not receive any such benefits) assuming that such officer’s employment were terminated under the circumstances described above in connection with a change in control of the Company and that the event triggering such payment occurred on March 31, 2007.

Severance Benefits—Change in Control

Name	Estimated Total Value of Cash Payments (Base Salary and Annual Bonus Amounts)	Estimated Total Value of Benefits Coverage Continuation(1)	Make Whole Payment(2)	Estimated Total Value of Equity Acceleration(3)	Estimated Total Value of Excise Tax “Gross-Up”
A. Jerrold Perenchio	N/A	N/A	N/A	N/A
Robert Cahill	$7,837,500	$29,283	$265,147	$2,883,875
Andrew Hobson	$8,882,500	$94,678	$359,717	$6,867,053
Douglas Kranwinkle	$7,315,000	$172,308	$222,076	$2,883,875	$4,442,028
Ray Rodriguez	$10,450,000	$150,760	$446,000	$7,592,053

(1)          In accordance with Section 2.6 of the Change in Control Severance Plan, filed as Exhibit 10.1.4 to Univision’s Quarterly Report on Form 10Q for the period ended June 30, 2006, each Eligible Employee who incurs a severance during the Change in Control Protection Period will be provided all Company-paid benefits under any health, dental, disability and life insurance plans for a period continuing for thirty-six months.

(2)          Payment to be made upon closing of the Merger by Acquisition Sub to the listed Named Officers that represents the difference between $36.25 (the purchase price under the terms of the Merger) and the market price at the time of exercise multiplied by the number of options exercised by certain Named Officers in December 2006.

(3)          Represents the total value of currently unvested stock options and restricted stock units that will accelerate and fully vest upon the consummation of the pending Merger, which for the purposes of this “Potential Payments Upon Termination Or Change In Control” section is deemed to occur on December 31, 2006. The amounts in this column were calculated using a per share price of $36.25, rather than the market price at December 31, 2006, since the $36.25 amount represents the purchase price per share that is being used in connection with the pending Merger.

Director Compensation

Each non-employee director and alternate director who owns less than 5% of Univision’s common stock and who is not affiliated with A. Jerrold Perenchio, Televisa or Venevision is paid $100,000 for each year of service. In addition, each non-employee director, other than A. Jerrold Perenchio and John G. Perenchio, and each alternate director may be granted options to purchase our Class A Common Stock. Univision made its annual grants of options in January 2006, at which time each of Messrs. Gaba, Horn, Cassara, Tichenor, Johnson, Rivera and Cisneros received 25,000 non-qualified stock options that vest ratably over 4 years.

2006 Director Compensation

Name(2)	Fees Earned or Paid in Cash($)	Option Awards($)(1)	Total($)
(a)	(b)	(d)	(h)
A. Jerrold Perenchio	None	None	None
Anthony Cassara	None	72,545	72,545
Harold Gaba	100,000	72,545	172,545
Alan F. Horn	100,000	72,545	172,545
Michael O. Johnson	100,000	72,545	172,545
John G. Perenchio	None	None	None
McHenry T. Tichenor, Jr.	100,000	72,545	172,545
Gustavo Cisneros	None	72,545	72,545
Alejandro Rivera	None	72,545	72,545
Ricardo Maldonado Yañez	None	None	None

(1)          Each named Director with an amount in this column was granted 25,000 stock options with a calculated fair value of $12.01, representing a total grant date fair value of $300,250, of which $72,545 vested and is reported as compensation for 2006. For a complete discussion of the assumptions and methodologies used to value the option awards listed in Column (d) above, please see the discussion of stock options and stock awards granted during 2006 contained in “Note 12. Performance Award and Incentive Plans” to Univision’s Financial Statements, included as part of this Annual Report on Form 10-K and incorporated herein by reference.

(2)          Mr. Rodriguez serves as a member of the Board of Directors of our Company. See “Outstanding Equity Awards at Fiscal year end.’’

As of December 31, 2006, the following number of non-qualified stock options were outstanding and held by each Director.

2006 Director Stock Options

Director(1)	Number of Options Outstanding
A. Jerrold Perenchio	None
Anthony Cassara	100,000
Harold Gaba	330,000
Alan F. Horn	330,000
Michael O. Johnson	25,000
John G. Perenchio	None
McHenry T. Tichenor, Jr.	691,350
Gustavo Cisneros	50,000
Alejandro Rivera	290,000
Ricardo Maldonado Yañez	None

(1)          Mr. Rodriguez serves as a member of the Board of Directors of the Company. See “Outstanding Equity Awards at Fiscal year end.”

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

The following table sets forth certain information regarding beneficial ownership of Univision’s voting securities as of December 31, 2006 by (1) each person who we know beneficially owns 5% or more of the outstanding shares of any class of Univision’s voting securities, (2) each director and nominee and the Named Officers, and (3) all directors and alternate directors and the Named Officers as a group. Except as indicated in the footnotes to the table, each person named in the table as sole voting and investment power with respect to all shares of securities shown as beneficially owned by them, subject to community property laws where applicable.

Please see the footnotes below for the disclosure required by the Securities Exchange Act of 1934, for each of the parties listed below. Because the Class P, Class T and Class V Common Stock can be converted to Class A Common Stock at any time, we are presenting the information below based on such conversions. We obtained the information presented below for stockholders other than officers, directors and nominees from Schedule 13Ds and 13Gs and amendments thereto, which reflect beneficial ownership as of December 31, 2006.

Name and Address(a)	Title of Class of Common Stock	Number of Shares of Class A Common Stock Beneficially Owned(b)(c)		Percent of Class A Common Stock Beneficially Owned(c)	Percent of Class A Common Stock Beneficially Owned Assuming Warrants are Exercised(d)
A. Jerrold Perenchio	Class A and Class P	35,283,384	(e)	11.4%	10.1%
Televisa	Class A and Class T	30,187,534	(f)	9.8%	11.3%
Av. Vasco de Quiroga No. 2000, Edificio A, Piso 4 Colonia Santa Fe 01210, Mexico, DF
Venevision	Class A and Class V	10,954,706	(f)(g)	3.6%	11.8%
c/o Finser Corporation 550 Biltmore Way, Suite 900 Coral Gables, Florida 33134
Farallon Capital Management, L.L.C	Class A	12,546,000	(h)	5.2%	3.6%
One Maritime Plaza, Suite 1325 San Francisco, California 94111
Robert V. Cahill	Class A	755,000	(i)	*	*
Anthony B. Cassara	Class A	81,250	(i)	*	*
Harold Gaba	Class A	437,250	(i)	*	*
Andrew W. Hobson	Class A	862,033	(i)	*	*
Alan F. Horn	Class A	471,250	(i)	*	*
Michael O. Johnson	Class A	7,250		*	*
C. Douglas Kranwinkle	Class A	402,550	(i)	*	*
John G. Perenchio	Class A	0		*	*
Ray Rodriguez	Class A	919,065	(i)(j)	*	*
McHenry T. Tichenor, Jr.	Class A	3,041,954	(i)	*	*
Gustavo Cisneros	Class A and Class V	10,985,956	(f)(g)(i)	3.6%	11.8%
Alejandro Rivera	Class A	271,250	(i)	*	*
c/o Finser Corporation 550 Biltmore Way, Suite 900 Coral Gables, Florida 33134
All directors and executive officers as a group (15 persons)	Class A, Class P, and Class V	48,914,942	(f)	17.0%	26.3%

(a)           Unless otherwise indicated, the address of each executive officer, director and nominee is 1999 Avenue of the Stars, Suite 3050, Los Angeles, California 90067.

(b)          A. Jerrold Perenchio and his affiliates beneficially own 100% of the Class P Common Stock, Televisa beneficially owns 100% of the Class T Common Stock, and Venevision beneficially owns 100% of the Class V Common Stock.

(c)           Assumes that the Class P, Class T and Class V Common Stock outstanding are converted into Class A Common Stock on a share for share basis since this may be done at any time in accordance with their respective terms. Excludes the shares issuable upon exercise of the 39,339,700 warrants that are outstanding (see footnote (f) below).

(d)          Assumes that the Class P, Class T and Class V Common Stock outstanding are converted into Class A Common Stock on a share for share basis since this may be done at any time in accordance with their respective terms. Assumes exercise of all warrants; however, these warrants to purchase Class A, Class T or Class V Common Stock are subject to certain exercise restrictions because they may be exercised by the holder only if the aggregate shares owned by Televisa, Venevision and all non-U.S. aliens represent no more than 25% of the outstanding stock.

(e)           Such shares are owned by A. Jerrold Perenchio or his affiliates. Includes 885,740 shares of Class P Common Stock beneficially owned by Margaret Perenchio, Mr. Perenchio’s wife. Mr. Perenchio has the sole power to vote such shares pursuant to a proxy, but Mrs. Perenchio has sole power to dispose of or direct the disposition of such shares. All but 124,994 shares owned directly or indirectly by Mr. Perenchio are shares of Class P Common Stock. Each share of Class P Common Stock is convertible at any time into a share of Class A Common Stock.

(f)             Excludes 9,102,000 shares of Class A Common Stock or Class T Common Stock and 30,237,700 shares of Class A Common Stock or Class V Common Stock issuable upon exercise of warrants held by Televisa and Venevision, respectively.

(g)           A trust principally for the benefit of the family of Gustavo Cisneros and a trust principally for the benefit of the family of Ricardo Cisneros, or foundations or entities established primarily for the benefit of any one or more of the foregoing persons, each owns a 50% indirect beneficial ownership interest in the equity of Venevision, which owns these shares. These trusts have shared voting and dispositive powers over these shares. Gustavo Cisneros and Ricardo Cisneros disclaim beneficial ownership of such shares.

(h)          Based on a report on Schedule 13D dated December 28, 2006, Noonday Asset Management, L.P., a separate business unit of Farallon Capital Management, L.L.C., had shared voting and dispositive power over all 12,546,000 of such shares. Based on such Schedule 13D, Noonday Asset Management, L.P. beneficially owned 5.2% of the Class A Common Stock outstanding as of December 31, 2006.

(i)             Includes, as applicable, the following employee or director stock awards granted by Univision that are fully exercisable or will vest and become exercisable within 60 days of December 31, 2006: Mr. Cahill—755,000; Mr. Cassara—56,250; Mr. Cisneros—31,250; Mr. Gaba—311,250; Mr. Hobson—858,325; Mr. Horn—311,250; Mr. Kranwinkle—395,000; Mr. Rivera—271,250; Mr. Rodriguez—918,325; Mr. Tichenor—664,100; and Mr. Johnson—6,250.

(j)              Includes 200 shares of Class A Common Stock held in a UTMA account for Mr. Rodriguez’s daughter and 540 shares in an UTMA account for Mr. Rodriguez’s son. Mr. Rodriguez disclaims beneficial ownership of such shares.

*                    Represents less than one percent.

ITEM 13.         Certain Relationships and Related Transactions, and Director Independence.

Univision’s Code of Conduct (adopted in 2003) guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors or the Audit Committee. Activities or positions approved in advance by the Audit Committee will not be deemed a conflict of interest under the Code of Conduct. Only the Board of Directors, or the Audit Committee, may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws and rules and regulations. In 2006, the Company did not enter into any new related party transactions. Our Board or Audit Committee has approved each of the transactions listed below.

The following is a brief summary of any transactions since January 1, 2006 in which we and (1) each person who we know beneficially owns 5% or more of the outstanding shares of any class of Univision’s voting securities, (2) each director and Named Officer and (3) immediate family members of anyone described in (1) or (2) above. All of the agreements have been filed or incorporated by reference as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2006. The information set forth below does not purport to be and is not a complete summary of all such agreements and arrangements.

Program License Agreements

GrupoTelevisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana de Television, C.A. (VENEVISION) (“Venevision”), which are principal stockholders of the Company, have program license agreements with us that provide our three television networks with a substantial amount of programming. The Company currently pays a license fee of approximately 15% of television net revenues to Televisa and Venevision for their programming, subject to certain upward adjustments. The Company believes that the program license agreements and all other agreements with Televisa and Venevision have been negotiated as arms-length transactions.

Our program license agreements (the “Program License Agreements”) with each of Televisa and affiliates of Venevision extend until December 2017. Under these agreements, we have the exclusive right to air in the United States all Spanish-language programming (with certain exceptions) produced by or for Televisa and Venevision. Under the Program License Agreements, we pay 15% of Combined Net Time Sales (time sales from broadcasting, including barter, trade, and television subscription revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation, time sales relating to advertising sold to Televisa or provided to Venevision and taxes other than withholding taxes) for the Univision and Galavisión networks and affiliated owned-and-operated stations plus for Televisa, 3% of incremental sales over the 2001 base amount for 2002 and subsequent years and for Venevision, up to 3% of incremental sales over the 2001 base amount for 2002 and subsequent years if Venevision programs contribute 30% or more of Univision’s and Galavisión’s ratings. For the TeleFutura Network and affiliated owned and operated stations, we pay Televisa 12% of TeleFutura net time sales (calculated in a manner similar to Combined Net Time Sales) less certain of TeleFutura’s other programming costs and we pay Venevision royalties based on the ratings delivered by the Venevision programs broadcast on TeleFutura. Under the agreements, the Company incurred an aggregate net royalty expense of approximately $203.4, $186.6 and $170.1 million in 2006, 2005 and 2004, respectively. The Company has accrued license fees payable to Televisa and Venevision of $17.9 and $20.5 million at December 31, 2006 and 2005, respectively. The obligations of their respective affiliates have been guaranteed by, in the case of Televisa, Grupo Televisa S.A. and, in the case of Venevision, Corporacion Venezolana de Television, C.A. (VENEVISION). Televisa and Venevision programming represented approximately 42% and 19% in 2006 and 39% and 15% in 2005, respectively, of Univision Network’s non-repeat broadcast hours. Televisa and Venevision programming represented approximately 19% and

6% in 2006 and 23% and 7% in 2005, of TeleFutura Network’s non-repeat broadcast hours. See “Notes to Consolidated Financial Statements—11. Contingencies.”

Under the Program License Agreements, Televisa and Venevision also have the right to use, without charge and subject to limitations, advertising time that we do not either sell to advertisers or use for our own purposes. The Agreements also provide that the Company will annually swap with each of Televisa and Venevision $10 million of non-preemptable advertising time. The Company accounts for this arrangement as a net barter transaction, with no effect on revenues, expenses or net income on an annual basis. Each of Televisa and Venevision may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period. Televisa received approximately 129,000, 93,000 and 23,000 of preemptable and non-preemptable 30-second commercial advertisements in 2006, 2005 and 2004, respectively. Venevision received approximately 55,000, 84,000 and 83,000 of preemptable and non-preemptable 30-second commercial advertisements in 2006, 2005 and 2004, respectively.

We have program license agreements for Puerto Rico where our rights are exclusive in a manner similar to the overall Program License Agreements pursuant to which we are required to pay Televisa 12% of Puerto Rico net time sales (calculated in a manner similar to Combined Net Time Sales) and Venevision the greater of 6% of Puerto Rico net time sales or the amount of a program performance fee based on ratings produced by Venevision programs that the Puerto Rico stations broadcast (but not more than 12% of Puerto Rico net time sales). The required payments in 2006 were approximately $7.0 million to Televisa and $3.6 million to Venevision.

International Program Rights Agreement

We have granted Televisa and Venevision rights to exploit various programming produced by us or our subsidiaries for use on the Univision and Galavisión networks on a royalty-free basis. These rights cover all countries outside of the U.S. for programs produced before our initial public offering or that replace such programs (“Grandfathered Programs”) and cover Mexico and Venezuela for all other programs. For Grandfathered Programs, the rights described above will revert back to us from Televisa or Venevision when the applicable Program License Agreement terminates. For other programs, Televisa or Venevision’s rights revert back to us when that entity owns less than 30% of the Company securities that it owned on the date of our initial public offering (other than on account of a merger or similar transaction). We have also granted Televisa and Venevision certain rights of first offer for Mexico and Venezuela, respectively, to license programs produced by us or our subsidiaries for TeleFutura or other future networks that we may own. See “Notes to Consolidated Financial Statements—11. Contingencies.”

Distribution Agreement—Venevision

On March 28, 2003, the Company entered into an agreement with Venevision that grants Venevision the sole and exclusive right during the term to distribute Univision Network, TeleFutura Network and Galavisión produced Spanish-language programs throughout Venezuela. As compensation for its distribution services, Venevision paid the Company approximately 85% of gross receipts less certain expenses. Although the agreement expired on March 27, 2004, the Company and Venevision have agreed to extend the contract on a monthly basis. The Company received $424,000, $350,000 and $278,000 in 2006, 2005 and 2004, respectively.

Distribution Agreement—Televisa

On September 1, 2003, the Company entered into an agreement with Televisa that grants Televisa the sole and exclusive right during the term to distribute Univision Network, TeleFutura Network and Galavisión produced Spanish-language programs throughout Mexico. As compensation for its distribution services, Televisa will pay the Company approximately 85% of gross receipts less certain expenses. Although the agreement expired on August 31, 2004, the Company and Televisa have agreed to extend the contract on a monthly basis. The Company received $309,000, $346,000 and $99,000 in 2006, 2005 and 2004, respectively.

Televisa Soccer Agreement

In December 2001, the Company entered into an agreement with Televisa to purchase the rights to broadcast Mexican league soccer. The Company agreed to pay Televisa an amount equal to a percentage of the aggregate costs incurred by Televisa to purchase the exclusive worldwide television rights to broadcast certain Mexican first division professional soccer matches. In 2004, Televisa and the Company amended and extended the terms of the original agreement until December 18, 2007. In 2006, 2005 and 2004, the Company incurred costs related to Mexican league soccer of $15.6, $14.8 and $16.5 million, respectively.

Participation Agreement

Pursuant to a participation agreement, Mr. Perenchio, Televisa and Venevision have agreed that none of them or their affiliates will enter into certain transactions involving Spanish-language television broadcasting or a Spanish-language television network in the U.S. without first offering the Company the opportunity to acquire a 50% economic interest. The Participation Agreement provides that if the Company elects to participate in any of these transactions, the offeror will have substantial control over management of such transaction. Upon closing of the Merger, the agreement will apply only to Televisa and Ricardo and Gustavo Cisneros and their respective affiliates with respect to transactions that Televisa and Venevision had the intent to engage in at the time of the closing and also with respect to direct broadcast satellite or direct to home satellite to the U.S. market until such party’s program license agreement terminates.

Warrants

In December 1992, Televisa and Venevision were issued warrants to purchase Common Stock, of which Televisa and Venevision retain 2,000 and 27,437,700, respectively. Also, in December 2001, the Company issued additional warrants to purchase 9,000,000 shares of Common Stock to Televisa and 2,800,000 shares of Common Stock to Venevision. The 1992 warrants are exercisable for Class T and Class V Common Stock at an exercise price of $0.0322 per share. The 2001 warrants are exercisable for 6,274,864 and 74,864 shares of Class A Common Stock for Televisa and Venevision, respectively, and 2,725,136 shares of Class T and Class V Common Stock for Televisa and Venevision, respectively. The exercise price for the 2001 warrants is $38.261 per share.  In October 2006, Venevision assigned 4,153,115 of its Class V warrants, which converted to Class A warrants, to a third party. At the option of Televisa or Venevision, as the case may be, or if the warrants are not held by Televisa or Venevision or their permitted transferees at the time of exercise, the Class T and Class V Warrants are exercisable for Class A Common Stock.

In April 2002, Univision also issued an additional warrant to purchase 100,000 shares of Class A Common Stock to Televisa, at an exercise price of $38.261 per share, in connection with the acquisition of Fonovisa Music Group (“Fonovisa”).

No warrant discussed above is exercisable unless it is lawful for the holder to own the number of shares issuable as a result of such exercise, and such exercise would not violate the Communications Act of 1934, as amended. Subject to applicable securities laws, the warrants are freely transferable. At December 31, 2006, if all warrants discussed above were fully exercised and all voting securities were converted to Class A Common Stock (not including options), Venevision would own approximately 12% of our Common Stock and Televisa would own approximately 11% of our Common Stock. The Company accounted for the warrants issued to Televisa and Venevision within stockholders’ equity, except for the 100,000 warrants issued in connection with the Fonovisa acquisition that has been accounted for as part of its purchase price.

Registration Rights Agreement

We have a registration rights agreement with Mr. Perenchio, Televisa and Venevision, pursuant to which we have agreed to file registration statements covering our securities owned by them. As of February 1, 2007, Mr. Perenchio had the right to demand three registration statements, Venevision had the right to demand two and Televisa had the right to demand one. In addition, we gave these stockholders various piggyback registration rights. In general, we will pay all fees, costs and expenses of any such registration statements.

We also have a registration rights agreement with Mr. McHenry T. Tichenor Jr., one of our directors, and some of his family members, where we have agreed to an underwritten offering and to file registration statements covering the sale of our Class A Common Stock. As of February 1, 2007, the Tichenor family members had the right to demand two registration statements. The agreement also provides the Tichenor family members with various piggyback registration rights. All of these rights are subject to customary terms, conditions, procedures and restrictions.

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

Reimbursement Arrangements at Cost with No Mark-Up

Chartwell Services, Inc. and Chartwell Partners LLC are affiliates of Mr. Perenchio (collectively, “Chartwell”). All arrangements between the Company and Chartwell were at cost and Chartwell realized no profit from any of the reimbursements. Pursuant to an agreement between the Company and Chartwell, services continued to be provided through December 2006, subject to automatic one-year extensions. Cash reimbursements to Chartwell totaled $672,675, $762,008 and $1.3 million in 2006, 2005 and 2004, respectively.

Pay Television Venture

In April 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc. to form a 50/50 joint venture called TuTV LLC. The joint venture was formed to broadcast Televisa’s pay television channels, other than general entertainment channels or novelas, in the United States. The service consists of five channels. In May 2003, TuTV entered into a five-year distribution agreement with EchoStar Communications Corporation for three of the channels. The joint venture is jointly controlled by Televisa and the Company with each agreeing to fund up to a maximum of $20 million over the first three years of the venture. In 2006 and 2005, the Company received a distribution of $3.0 and $1.5 million from TuTv LLC, respectively.

Co-production Agreement

In December 2003, the Company and Televisa entered into an agreement whereby Televisa would produce the show “100 Mexicanos Dijeron”, which is based on the “Family Feud” format and the Company would pay Televisa approximately half of the costs per episode. Under the terms of the agreement, the Company made payments of $4.7 million in 2005 to Televisa in connection with the production of the show. No payments were made in 2006. In the third quarter of 2006, the Company received a reimbursement of $4.5 million for production costs, which were over billed by Televisa, related to this show. The Agreement with Televisa was not renewed.

Fonovisa Music Group

In April 2002, we consummated the acquisition of Fonovisa from Televisa for 6,000,000 shares of our Class A Common Stock and a warrant to purchase 100,000 shares of our Class A Common Stock (having an exercise price of $38.261 per share). Fonovisa has become a part of Univision Music Group. The purchase agreement for the acquisition included certain working capital adjustments.

In August 2004, the Company and Televisa finalized working capital adjustments related to the Company’s acquisition of Fonovisa. The Company received approximately $16.5 million in 2004, which has been accounted for as an adjustment to the Fonovisa purchase price resulting in a reduction to goodwill and minor adjustments to certain current assets and liabilities.

Employment Agreement

We entered into an employment agreement with Mr. Tichenor, effective upon completion of the HBC Merger on September 22, 2003, pursuant to which he served as the President of Univision Radio. The term of Mr. Tichenor’s employment agreement was for three years. The agreement was terminable earlier, among other reasons, upon Mr. Tichenor’s election for certain specified reasons. On December 31, 2004, Mr. Tichenor elected to resign as President. However, Mr. Tichenor remained as a consultant to the Company, for which he continued to receive his annual base salary of $600,000 under the employment agreement through December 31, 2006. The agreement contains standard terms and conditions regarding ownership of works, confidentiality and non-solicitation of our customers and employees.

Director Independence

The Board has adopted director independence standards that meet and in some areas exceed the listing standards set by the NYSE. The NYSE listing standards set forth five tests and require that a director who fails any of the tests be deemed not independent. Moreover, the NYSE listing standards provide that a director is not independent unless the Board affirmatively determines that the director has no “material relationship” with the Company. In 2006, the Board affirmatively determined that Messrs. Gaba, Horn and Johnson are independent, and that Messrs. A. Perenchio, Cassara, J. Perenchio, Tichenor, Cisneros, Rodriguez and Rivera are not independent. In addition, each member of each of the Audit Committee and the Compensation Committee are independent.

The Company’s director independence standards are as follows:

It is the policy of the Board of Directors that the Board include directors independent of the Company and of the Company’s management. For a director to be deemed “independent,” the Board shall affirmatively determine that the director has no material relationship with the Company or its affiliates or any member of the senior management of the Company or his or her affiliates. In making this determination, the Board shall apply, at a minimum and in addition to any other standards for independence established under applicable statutes and regulations, the following standards, which it may amend or supplement from time to time:

•       A director who is, or has been within the last three years, an employee of the Company, or whose immediate family member is, or has been within the last three years a Named Officer, of the Company must not be deemed independent. Employment as an interim Chairman or Chief Executive Officer will not disqualify a director from being considered independent following that employment.

•       A director who has received, or who has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), must not be deemed independent. Compensation received by a director for former service as an interim Chairman or Chief Executive Officer and compensation received by an immediate family member for service as a non-executive employee of the Company will not be considered in determining independence under this test.

•       A director who (A) is, or whose immediate family member is, a current partner of a firm that is the Company’s external auditor; (B) is a current employee of such a firm; (C) has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (D) was, or whose immediate family member was, within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s audit within that time must not be deemed independent.

•       A director who is, or whose immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present Named Officers at the time serves or served on that company’s compensation committee must not be deemed independent.

•       A director who is a current employee or general partner, or whose immediate family member is a current executive officer or general partner, of an entity that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other entity’s consolidated gross revenues, must not be deemed independent.

•       Further to the provision above that applies to property and services generally, a director who is, or whose immediate family member is, an executive officer, general partner or significant equity holder (i.e., in excess of 10%) of an entity that engages in transactions (such as advertising, the purchase of goods and services, financing, and the purchase or sale of assets) with the Company, any of its affiliates, any Named Officer or any affiliate of a Named Officer, will not be deemed to have a material relationship and therefore will be deemed independent if (i) they occurred more than three years prior to determination of materiality or (ii) if they occur in the ordinary course of business and are consistent with other transactions in which the Company has engaged with third parties, unless (a) the director serves as an executive officer, employee, or substantial owner, or an immediate family member (as defined in the New York Stock Exchange’s rules) is an executive officer, of the other entity and (b) such transactions represent more than 5% of the Company’s consolidated gross revenues for the prior fiscal year or 2% of the other entity’s gross revenues for the prior fiscal year.

•       A director who is, or whose immediate family member is, affiliated with or employed by a tax-exempt entity that received significant contributions (i.e., more than 2% of the annual contributions received by the entity or more than $200,000 in a single fiscal year, whichever amount is lower) from the Company, any of its affiliates, any Named Officer or any affiliate of a Named Officer within the preceding twelve-month period must not be deemed independent, unless the contribution was approved in advance by the Board of Directors.

For purposes of the independence standards set forth above, the terms:

•       “affiliate” means any consolidated subsidiary of the Company and any other Company or entity that controls, is controlled by or is under common control with the Company;

•       “executive officer” means an “officer” within the meaning of Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (“Securities Exchange Act”); and

•       “immediate family” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone (other than employees) sharing a person’s home, but excluding any person who is no longer an immediate family member as a result of legal separation or divorce, or death or incapacitation.

The Board shall undertake an annual review of the independence of all non-employee directors. In advance of the meeting at which this review occurs, each non-employee director shall be asked to provide the Board with full information regarding the director’s business and other relationships with the Company and its affiliates and with senior management and their affiliates to enable the Board to evaluate the director’s independence.

Directors have an affirmative obligation to inform the Board of any material changes in their circumstances or relationships that may impact their designation by the Board as “independent.” This obligation includes all business relationships between, on the one hand Directors or members of their immediate family, and, on the other hand, the Company and its affiliates or members of senior management and their affiliates, whether or not such business relationships are subject to any other approval requirements of the Company.

ITEM 14.         Principal Accountant Fees and Services.

Appointment of Ernst & Young LLP

The Audit Committee appointed Ernst & Young LLP as our independent auditors for 2006.

Auditors’ Fees

In connection with the audit of the 2006 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP which set forth the terms by which Ernst & Young LLP will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The aggregate fees that our independent auditors billed for professional services rendered in 2005 and 2006 were:

•       Audit Fees: Ernst & Young LLP’s fees for audit services totaled approximately $2,039,000 in 2005 and $2,086,000 in 2006.

•       Audit-Related Fees: Ernst & Young LLP’s fees for audit-related services totaled approximately $91,000 in 2005 and $158,000 in 2006. Audit-related services principally included the audit of our employee benefit plan, accounting consultations and review of various SEC filings.

•       Tax Fees: Ernst & Young LLP’s fees for tax consulting services totaled approximately $18,000 in 2005 and 2006.

•       All Other Fees: Univision did not pay any other fees to Ernst & Young LLP in either 2005 or 2006.

The Audit Committee pre-approves annually of certain specific services in the defined categories of audit services, audit-related services, and tax services up to specified annual budget amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, such as those which may have a material effect on our operations or services, over certain amounts. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of our independent auditors or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. All non-audit services provided in 2006 were pre-approved by our Audit Committee. Our Audit Committee determined that Ernst & Young LLP’s provision of services for all non-audit fees in 2006 is compatible with maintaining its independence.

PART IV

ITEM 15.         Exhibits, Financial Statement Schedules

(a)          Exhibits

See Index to Exhibits after signature pages to this report.

(b)          Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2007.

UNIVISION COMMUNICATIONS INC.
By:	/s/ PETER H. LORI
Peter H. Lori
Corporate Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.

Each person whose signature appears below appoints each of Robert V. Cahill, C. Andrew Hobson, Douglas Kranwinkle and Peter H. Lori, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

/s/ A. JERROLD PERENCHIO	Chairman of the Board	February 9, 2007
A. Jerrold Perenchio	and Chief Executive Officer
(Principal Executive Officer)
/s/ ANDREW W. HOBSON	Chief Financial Officer	February 9, 2007
Andrew W. Hobson
/s/ PETER H. LORI	Corporate Controller and	February 9, 2007
Peter H. Lori	Chief Accounting Officer
/s/ ANTHONY CASSARA	Director	February 9, 2007
Anthony Cassara
/s/ GUSTAVO A. CISNEROS	Director	February 9, 2007
Gustavo A. Cisneros
/s/ HAROLD GABA	Director	February 9, 2007
Harold Gaba
/s/ ALAN F. HORN	Director	February 9, 2007
Alan F. Horn
/s/ MICHAEL O. JOHNSON	Director	February 9, 2007
Michael O. Johnson
/s/ JOHN G. PERENCHIO	Director	February 9, 2007
John G. Perenchio
/s/ RAY RODRIGUEZ	Director	February 9, 2007
Ray Rodriguez
/s/ MCHENRY T. TICHENOR, JR.	Director	February 9, 2007
McHenry T. Tichenor, Jr.
	Director	February 9, 2007
Ricardo Maldonado Yañez

INDEX TO EXHIBITS

Exhibit Number	Description
2.1(9)	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and Univision Acquisition Corporation
2.2(20)	Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc.
3.1(8)	Restated Certificate of Incorporation of the Company
3.2(11)	Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.3(17)	Amended and Restated Bylaws of the Company
4.1(2)	Form of specimen stock certificate
4.2(6)	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee
4.3(6)	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee
4.4(12)	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011
4.5(13)	Form of Officer’s Certificate for the Company’s 2006, 2007 and 2008 Senior Notes
4.6(13)	Form of Supplemental Indenture for the Company’s Senior Notes Due 2006, 2007 and 2008
4.7(13)	Form of 3.500% Senior Notes Due 2007
4.8(13)	Form of Guarantee to Senior Notes Due 2007
4.9(13)	Form of 3.875% Senior Notes Due 2008
4.10(13)	Form of Guarantee to Senior Notes Due 2008
10.1(14)	Form of Indemnification Agreement between the Company and each of its executive officers and directors
10.1.1(20)	Voting and Proxy Agreement related to the Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc. and Univision Communications Inc.
10.1.2(20)	Form of Limited Guarantee related to the Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc. and Univision Communications Inc.
10.1.3(21)	Univision Communications Inc. Change in Control Retention Bonus Plan
10.1.4(21)	Univision Communications Inc. Change in Control Severance Plan
10.2.1(2)	Registration Rights Agreement dated as of October 2, 1996
10.2.2(10)	Registration Rights Agreement dated September 22, 2003 by and between the Company and members of the Tichenor family
10.3.1(4)	1996 Performance Award Plan
10.3.2(15)	2004 Performance Award Plan
10.3.3(18)	Form of employee restricted stock unit agreement

10.3.4(21)	Form of employee restricted stock unit agreement under the Change in Control Retention Bonus Plan
10.3.5(18)	Form of director stock option agreement
10.3.6(18)	Form of employee stock option agreement form
10.3.7(18)	Summary of director compensation
10.4.1(7)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company
10.4.2(7)	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company
10.5(2)	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates
10.6(7)	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A.
10.7.1(2)	Amended and Restated Warrant issued to Venevision dated as of October 2, 1996, as amended
10.7.2(7)	Amended and Restated Warrant issued to Televisa Internacional, S.A. de C.V. dated as of December 19, 2001
10.7.3(7)	Warrants issued to Grupo Televisa, S.A. dated as of December 19, 2001
10.7.4(7)	Warrants issued to VVI Investments Corporation dated as of December 19, 2001
10.7.5(7)	Warrants issued to Venevision Investments LLC dated as of December 19, 2001
10.7.6(11)	Warrant issued to Television Holdings USA, LLC dated April 12, 2002
10.8(19)

Credit Agreement dated as of March 17, 2006 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the lenders from time to time party hereto, the Bank of America, N.A., as Administrative Agent, and Citigroup Global Markets, Inc., as Syndication Agent

10.9(22)

First amendment to credit agreement entered into as of August 24, 2006 among Univision Communications Inc., a Delaware corporation, Univision of Puerto Rico Inc., a Delaware corporation, the Guarantors, the Lenders and Bank of America, N.A., as Administrative Agent

10.10(10)	Voting Agreement dated June 11, 2002, by and among A. Jerrold Perenchio and McHenry Tichenor, Jr.
10.12.1(1)	Employment Agreement dated as of January 1, 1995 between the Univision Network Limited Partnership and Ray Rodriguez
10.12.2(18)	Amendment to Employment Agreement effective as of December 31, 2005 between The Univision Network Limited Partnership and Ray Rodriguez
10.12.3	Amendment to Employment Agreement effective as of January 1, 2007 between The Univision Network Limited Partnership and Ray Rodriguez
10.13.1(7)	Employment Agreement dated as of January 1, 1996 between The Univision Network Limited Partnership and Andrew Hobson

10.13.2(18)	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and Andrew Hobson
10.13.3	Amendment to Employment Agreement effective as of January 1, 2007 between Univision Management Company and Andrew Hobson
10.14.1(5)	Employment Agreement dated as of August 17, 2000 between the Univision Communications Inc. and C. Douglas Kranwinkle
10.14.2(18)	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and C. Douglas Kranwinkle
10.14.3	Amendment to Employment Agreement effective as of January 1, 2007 between Univision Management Company and C. Douglas Kranwinkle
10.16.1(16)	Employment Agreement dated as of July 1, 2004 between the Univision Communications Inc. and Robert V. Cahill
10.16.2(18)	Amendment to Employment Agreement effective as of December 31, 2005 between Univision Management Company and Robert V. Cahill
10.16.3	Amendment to Employment Agreement effective as of January 1, 2007 between Univision Management Company and Robert V. Cahill
10.17(3)	Reimbursement Agreement between the Company and Chartwell Services Inc.
10.18(22)	Indemnification Letter among Univision Communications Inc., John G. Perenchio and Robert Cahill dated August 7, 2006
21.1	Subsidiaries of the Company
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(6)          Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 (File No. 333-71426-01)

(7)          Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001

(8)          Previously filed as an exhibit to Univision Communications Inc.’s Definitive Proxy Statement dated April 8, 2002

(9)          Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 13, 2002

(10)Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 filed on August 30, 2002 (File No. 333-99037)

(11)Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002

(12)Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-3 filed on September 30, 2003 (File No. 333-105933)

(13)Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed October 15, 2003

(14)Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003

(15)Previously filed as an exhibit to Univision Communications Inc.’s Definitive Proxy Statement on March 19, 2004

(16)Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004

(17)Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-Q for the period ended September 30, 2005

(18)Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005

(19)Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed March 22, 2006

(20)Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 28, 2006

(21)Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 10-Q for the period ended June 30, 2006

(22)Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 10-Q for the period ended September 30, 2006

SCHEDULE II

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at end of Period
For the Year Ended December 31, 2006
Allowance for doubtful accounts	$13,133	$6,118	$—		$4,690	(2)	$14,561
Allowance for returns	10,018	(1,300)	—		(232)		8,950
Allowance for doubtful accounts and returns	$23,151	$4,818	$—		$4,458		$23,511
For the Year Ended December 31, 2005
Allowance for doubtful accounts	$17,692	$423	$—		$4,982	(2)	$13,133
Allowance for returns	8,566	5,507	—		4,055	(3)	10,018
Allowance for doubtful accounts and returns	$26,258	$5,930	$—		$9,037		$23,151
For the Year Ended December 31, 2004
Allowance for doubtful accounts	$22,051	$426	$455	(1)	$5,240	(2)	$17,692
Allowance for returns	4,799	1,554	3,229	(1)	1,016	(3)	8,566
Allowance for doubtful accounts and returns	$26,850	$1,980	$3,684	(1)	$6,256		$26,258

(1)          Acquisition related adjustments.

(2)          Write-off of accounts receivable.

(3)          Reductions to the allowance for returns.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT OPINION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Univision Communications Inc.

We have audited the accompanying consolidated balance sheets of Univision Communications Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule of Univision Communications Inc. and subsidiaries listed in index at Item 15(b). These financial statements and the schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univision Communications Inc. and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, Univision Communications Inc. and Subsidiaries adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Univision Communications Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP
New York, New York
February 9, 2007

OPINION ON INTERNAL CONTROLS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Univision Communications Inc.

We have audited management’s assessment included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K, that Univision Communications Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Univision Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Univision Communications Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Univision Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Univision Communications Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 9, 2007 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

New York, New York
February 9, 2007

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$103,522	$99,400
Accounts receivable, less allowance for doubtful accounts and returns of $23,511 in 2006 and $23,151 in 2005	454,060	395,508
Program rights	27,342	29,878
Income taxes	—	3,194
Deferred tax assets	25,345	23,150
Prepaid expenses and other	53,622	82,470
Total current assets	663,891	633,600
Property and equipment, net, less accumulated depreciation of $452,480 in 2006 and $389,838 in 2005	593,838	563,958
Intangible assets, net	4,337,410	4,271,584
Goodwill	2,308,079	2,231,238
Deferred financing costs, net, less accumulated amortization of $13,870 in 2006 and $11,742 in 2005	5,494	7,123
Program rights	17,449	25,960
Investments in equity method investees	50,206	55,051
Investments in cost method investees	161,411	300,389
Other assets	28,617	39,433
Total assets	$8,166,395	$8,128,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$216,680	$283,509
Income taxes	8,800	—
Accrued interest	22,435	25,639
Accrued license fees	17,874	20,548
Program rights obligations	15,658	15,809
Current portion of long-term debt and capital lease obligations	202,261	564,016
Total current liabilities	483,708	909,521
Long-term debt	922,169	935,493
Capital lease obligations	47,420	33,806
Program rights obligations	13,876	20,948
Deferred tax liabilities	1,083,113	1,019,803
Other long-term liabilities	54,610	59,976
Total liabilities	2,604,896	2,979,547
Noncontrolling interest of variable interest entities	—	57,889
Commitments and contingencies (see notes 10 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,040,000,000 shares authorized; 309,943,277 shares issued and 309,533,633 outstanding in 2006 and 304,982,531 shares issued and outstanding in 2005	3,099	3,049
Paid-in-capital	4,268,867	4,133,889
Deferred compensation	—	(1,333)
Retained earnings	1,305,674	956,500
Accumulated other comprehensive losses	(1,657)	(1,205)
	5,575,983	5,090,900
Treasury stock, at cost, 409,644 shares at December 31, 2006	(14,484)	—
Total stockholders’ equity	5,561,499	5,090,900
Total liabilities and stockholders’ equity	$8,166,395	$8,128,336

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In thousands, except share and per-share data)

	2006	2005	2004
Net revenues:
Television, radio and Internet services	$2,025,587	$1,746,087	$1,608,375
Music products and publishing	141,065	206,444	178,560
Total net revenues	2,166,652	1,952,531	1,786,935
Direct operating expenses of television, radio and Internet services	719,924	614,609	561,141
Direct operating expenses of music products and publishing	89,844	115,364	102,316
Total direct operating expenses (excluding depreciation and amortization)	809,768	729,973	663,457
Selling, general and administrative expenses (excluding depreciation and amortization)	599,719	559,281	528,841
Cost reduction plan	—	30,289	—
Depreciation and amortization	90,791	93,223	101,382
Operating expenses	1,500,278	1,412,766	1,293,680
Operating income	666,374	539,765	493,255
Other expense (income):
Interest expense, net	88,105	84,048	66,061
Loss on extinguishment of debt	—	—	467
Amortization of deferred financing costs	2,553	3,309	3,470
Stock dividend	(1,812)	(1,812)	(6,453)
Equity (income) loss in unconsolidated subsidiaries and other	(2,540)	(959)	1,942
Gain on sales of Entravision stock	(1,454)	—	—
Nontemporary decline in fair value of investments	5,200	81,877	—
Noncontrolling interest of variable interest entities	912	4,120	7,311
Income before taxes	575,410	369,182	420,457
Provision for income taxes	226,236	182,003	164,574
Net income	$349,174	$187,179	$255,883
Net income per common share:
Basic	$1.14	$0.59	$0.79
Diluted	$1.03	$0.54	$0.72
Weighted average common shares outstanding:
Basic	306,377,333	315,223,555	322,742,581
Diluted	338,865,557	344,445,842	353,019,601

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2005 and 2006
(In thousands)

	Common Stock	Paid-in- Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Balance, January 1, 2004	$3,232	$4,611,048	$(2,410)	$513,438	$(138)	$(22,193)	$5,102,977
Components of comprehensive income:
Net income for the year	—	—	—	255,883	—	—	255,883
Currency translation adjustment loss	—	—	—	—	(1,236)	—	(1,236)
Total comprehensive income	—	—	—	—	—	—	254,647
Stock issuance costs	—	(57)	—	—	—	—	(57)
Issuance of common stock	—	599,426	—	—	—	—	599,426
Purchase of common stock	—	(599,426)	—	—	—	—	(599,426)
Amortization of deferred compensation	—	—	563	—	—	—	563
Exercise of stock options including related tax benefits	11	29,563	—	—	—	—	29,574
Balance, December 31, 2004	3,243	4,640,554	(1,847)	769,321	(1,374)	(22,193)	5,387,704
Components of comprehensive income:
Net income for the year	—	—	—	187,179	—	—	187,179
Currency translation adjustment loss	—	—	—	—	169	—	169
Total comprehensive income	—	—	—	—	—	—	187,348
Treasury stock acquired	—	—	—	—	—	(499,994)	(499,994)
Treasury stock retired	(201)	(521,986)	—	—	—	522,187	—
Amortization of deferred compensation	—	—	514	—	—	—	514
Stock compensation costs	—	467	—	—	—	—	467
Exercise of stock options including related tax benefits	7	14,854	—	—	—	—	14,861
Balance December 31, 2005	3,049	4,133,889	(1,333)	956,500	(1,205)	—	5,090,900
Components of comprehensive income:
Net income for the year	—	—	—	349,174	—	—	349,174
Currency translation adjustment loss	—	—	—	—	(452)	—	(452)
Total comprehensive income	—	—	—	—	—	—	348,722
Treasury stock acquired	—	—	—	—	—	(14,484)	(14,484)
Reclassification of deferred compensation	—	(1,333)	1,333	—	—	—	—
Stock compensation costs	—	12,678	—	—	—	—	12,678
Exercise of stock options, including related tax benefits	50	123,633	—	—	—	—	123,683
Balance, December 31, 2006	$3,099	$4,268,867	$—	$1,305,674	$(1,657)	$(14,484)	$5,561,499

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$349,174	$187,179	$255,883
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	81,641	79,095	82,157
Amortization of intangible assets and deferred financing costs	11,704	17,438	22,695
Deferred income taxes	63,979	56,521	65,878
Stock dividend	(1,812)	(1,812)	(6,453)
Noncontrolling interest of variable interest entities	912	4,120	7,311
Equity (income) loss in unconsolidated subsidiaries	(2,277)	(945)	928
Nontemporary decline in fair value of investments	5,200	81,877	—
(Gain) loss on sale of property and equipment	624	(1,467)	717
Gain on sales of Entravision stock	(1,454)	—	—
Share-based compensation	12,678	—	—
Earnings distribution from equity investments	393	(5,537)	—
Other non-cash items	1,245	1,469	735
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(57,579)	(63,408)	(7,319)
Program rights	11,047	15,475	7,344
Income taxes receivable	3,194	—	(4,596)
Deferred tax assets	(6,015)	—	—
Prepaid expenses and other	32,543	(3,297)	(3,370)
Accounts payable and accrued liabilities	(56,052)	37,370	9,107
Income taxes payable	13,032	1,632	—
Income tax benefit from share-based awards	—	4,236	5,026
Accrued interest	(3,204)	2,529	(114)
Accrued license fees	(2,674)	6,925	296
Program rights obligations	(7,223)	(12,447)	(3,399)
Other, net	(7,904)	2,769	(7,849)
Net cash provided by operating activities	441,172	409,722	424,977
Cash flows from investing activities:
Acquisitions, net of acquired cash	(123,432)	(221,754)	(128,704)
Proceeds from sales of Entravision stock	52,718	—	—
Capital expenditures	(80,464)	(102,553)	(120,144)
(Distributions to) contributions from Disa partner	(4,775)	(1,061)	543
Cash of variable interest entities	—	—	12,196
Proceeds from sale of property and equipment	58	5,158	6,414
Other, net	(93)	129	(1,419)
Net cash used in investing activities	(155,988)	(320,081)	(231,114)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	550,000	492,000	170,000
Repayment of long-term debt	(938,845)	(182,740)	(274,897)
Purchases of treasury shares	(14,484)	(499,994)	—
Proceeds from issuance of common stock	—	—	599,426
Repurchase of common stock	—	—	(599,426)
Proceeds from stock options exercised	91,577	10,625	24,548
Payment of offering costs	—	—	(57)
Income tax benefit from share-based awards	32,106	—	—
Deferred financing costs	(1,416)	—	(266)
Net cash used in financing activities	(281,062)	(180,109)	(80,672)
Net increase (decrease) in cash	4,122	(90,468)	113,191
Cash and cash equivalents, beginning of year	99,400	189,868	76,677
Cash and cash equivalents, end of year	$103,522	$99,400	$189,868
Supplemental disclosure of cash flow information:
Interest paid	$79,372	$71,452	$70,779
Income taxes paid	$120,650	$117,041	$81,429

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

1. Organization of the Company

Univision Communications Inc., together with the subsidiaries through which its businesses are conducted (the “Company,” “Univision,” “we,” “us” and “our”), is the leading Spanish-language media company in the United States and operates in four business segments: television, radio, music and Internet. The Company’s television operations include the Univision and TeleFutura networks, the Company’s owned and operated television stations and Galavisión, the Company’s cable television network. Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its owned and operated radio stations and radio network. The Company’s music operations include the Univision Records, Fonovisa Records and La Calle labels and Disa Records, S.A. de C.V. (“Disa”). Univision Online, Inc. (“Univision Online”) operates the Company’s Internet portal, Univision.com. See note “7. Investments and Variable Interest Entities” for a discussion of Disa. See note “2. Recent Developments” for information related to the Merger.

2. Recent Developments

On February 8, 2006, the Company announced that its Board of Directors had decided to begin a process to explore strategic alternatives to enhance shareholder value, including but not limited to the raising of capital through the sale of securities or assets of the Company, strategic acquisitions, and the combination, sale or merger of the Company with another entity. On June 26, 2006, the Company announced that it had entered into a merger agreement with an investment consortium consisting of Madison Dearborn Capital Partners IV, L.P., Providence Equity Partners V L.P. and related entities, SCG Investments II, LLC, TPG Partners V, L.P. and Thomas H. Lee Equity Fund VI, L.P.

Stockholder Merger Approval

A special meeting of stockholders was held on September 27, 2006, and the stockholders voted in favor of the adoption of the Agreement and Plan of Merger (“Merger Agreement”), dated as of June 26, 2006, by and among the Company, Umbrella Holdings, LLC, a Delaware limited liability company (the “Buyer”), and Umbrella Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Buyer (the “Acquisition Sub”). The transaction described in the Merger Agreement is referred to as the “Merger.”

The Merger Agreement

As a result of the Merger, the separate corporate existence of Acquisition Sub will cease and Univision will continue as the surviving corporation in the Merger as a subsidiary of Buyer. At the effective time of the Merger, each issued and outstanding share of common stock (other than shares that were held in treasury or owned by Acquisition Sub or Buyer immediately prior to the Merger and shares held by stockholders who properly demand their appraisal rights), will be paid $36.25 in cash, without interest, plus any additional consideration payable under the terms of the Merger Agreement. Under the terms of the Merger Agreement, if the Merger becomes effective after April 26, 2007, each holder of issued and outstanding common stock will also receive an amount equal to the pro rata portion, based upon the number of days elapsed subsequent to April 26, 2007, of $36.25 multiplied by 8% per annum, so long as certain conditions for closing the Merger have been satisfied or waived as of that date.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

2. Recent Developments (Continued)

Each stock option outstanding and unexercised at the effective time of the Merger, whether vested or unvested, with an exercise price less than the Merger consideration of $36.25 will be paid in cash for the difference between the exercise price and $36.25 multiplied by the number of shares underlying the option.

Each warrant outstanding at the effective time of the Merger with an exercise price less than the Merger consideration of $36.25 will be cancelled and paid in cash for the difference between the exercise price and $36.25 multiplied by the number of shares underlying the warrant. Subject to certain exceptions, each restricted stock unit that remains outstanding as of the effective time of the Merger, will be paid in cash.

Buyer and Acquisition Sub are entities owned by an investment consortium consisting of Madison Dearborn Capital Partners IV, L.P., Madison Dearborn Capital Partners V-A, L.P., Providence Equity Partners V L.P. and related entities, SCG Investments II, LLC, TPG Partners V, L.P. and Thomas H. Lee Equity Fund VI, L.P. (together, the “Investors”). Investors will assume or repay approximately $1.1 billion in debt of the Company, which in conjunction with estimated fees and expenses in connection with the Merger and the payments specified above represents a transaction value of approximately $14.0 billion.

The Merger is subject to regulatory approval by the Federal Communications Commission (“FCC”). The Company has already obtained clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger is expected to close in March 2007.

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

Merger Debt and Equity Financing

At December 31, 2006, the Company and Buyer estimate that the total amount of funds necessary to complete the Merger and the related transactions is anticipated to be approximately $14.0 billion, which includes approximately $12.4 billion to be paid out to the Company’s stockholders and holders of equity-based interests in the Company, $1.0 billion related to the assumption by Buyer of the Company’s

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

2. Recent Developments (Continued)

financing arrangements and related transactions (excluding the refinancing the Company’s existing bank credit facility) and $500 million estimated to pay fees and expenses in connection with the Merger. These payments are expected to be funded by the Buyer and the Acquisition Sub in a combination of equity contributions by the Investors, debt financing and, to the extent available, cash of the Company. The Buyer and the Acquisition Sub have obtained equity and debt financing commitments, described below, in connection with the transactions contemplated by the Merger Agreement.

The Buyer has informed the Company that it intends to keep the Company’s existing senior notes outstanding after completion of the Merger. The Company’s existing revolving credit facility will terminate upon completion of the Merger.

The Investors have collectively agreed to contribute up to approximately $4.0 billion of cash to the Buyer, which will constitute the equity portion of the Merger financing. Madison Dearborn Capital Partners V-A, L.P., Providence Equity Partners V, L.P. and related entities, TPG Partners V, L.P. and Thomas H. Lee Equity Fund VI, L.P. have each delivered an equity commitment letter for approximately $914 million to the Buyer and SCG Investments II, LLC has delivered an equity commitment letter for $300 million to the Buyer.

In connection with the execution and delivery of the Merger Agreement, the Acquisition Sub has obtained debt commitment letters from various lenders which, subject to certain conditions, provide for $10.25 billion in debt financing (not all of which is expected to be drawn at closing) consisting of (1) a senior secured term loan facility, a senior bridge loan facility and a senior subordinated bridge loan facility in an aggregate principal amount of up to $9.05 billion to finance the payment of the aggregate Merger consideration and to pay, in part, fees and expenses in connection therewith, (2) a senior secured delayed draw term loan facility in an aggregate principal amount of up to $450 million, which is available for a limited time to repay or prepay the Company’s existing senior notes, and (3) a senior secured revolving credit facility in an aggregate amount of up to $750 million to pay fees and expenses in connection with the Merger and for working capital and other general corporate purposes. The senior bridge loan facility and the senior subordinated bridge loan facility are expected to be utilized to the extent the Acquisition Sub is not able to complete on or prior to the effective time of the Merger one or more offerings of notes or other financings in an aggregate amount equal to commitments under those facilities, estimated to be approximately $2 billion.

Change in Control Retention Bonus and Severance Plans

The Company has established a change in control retention bonus and severance plan to provide retention incentives for key employees of the Company to encourage them to remain as employees of the Company, to use their best efforts to help the Company achieve its operating plan and to ensure a successful completion of the change in control.

The change in control severance plan applicable to the Company’s executive officers other than A. Jerrold Perenchio, has estimated severance benefits payable to such officers upon termination of employment, without cause or for good reason, in connection with a change in control of approximately $33 million in cash, and estimated prorated bonus payments to such officers totaling approximately $1.8 million in cash (assuming that the closing date of the Merger occurs on March 26, 2007). The executive

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

2. Recent Developments (Continued)

officers (other than A. Jerrold Perenchio) were also awarded restricted stock units that will remain outstanding at the closing of the Merger and will vest on the earlier of 90 days following the Merger (if the holder is employed by the Buyer on such date) or the termination date of the executive officer’s employment without cause or resignation for good reason after the Merger. The estimated value of these restricted stock units is $14.5 million.

Estimated retention bonus payments, which are payable to other employees at the earlier of the Merger closing date or March 2007 under the change in control employee retention bonus plan, are estimated to be $4.7 million in cash. This cost is being expensed ratably through the expected date of the closing. Certain of these other employees are also entitled to a retention bonus on the one year anniversary of the Merger closing date provided that they are either employed on such date or have a qualifying termination of employment prior to such date (and in such latter case, will be paid on the date of such termination). In addition, upon the closing of the Merger, subject to certain exceptions, each restricted stock unit that remains outstanding as of the effective time of the Merger will be paid in cash.

3. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its majority owned subsidiaries. Our consolidated financial statements also include the accounts of variable interest entities (“VIEs”), which are entities that among other things, lack sufficient equity to finance their activities without additional support from other parties. With regard to the VIEs, the Company is considered the primary beneficiary of the risks and rewards of these entities, regardless of our ownership interest, see note “7. Investments and Variable Interest Entities.” All significant intercompany accounts and transactions have been eliminated. The operating results of acquired companies are included in the consolidated income statement of the Company from the date of acquisition.

For investments in which the Company owns 20% to 50% of the voting shares and has significant influence over the operating and financial policies, the equity method of accounting is used. Accordingly, the Company’s share of the earnings and losses of these companies are included in the equity loss in unconsolidated subsidiaries in the accompanying consolidated statements of income of the Company. For investments in which the Company owns non-voting shares and does not have significant influence over operating and financial policies of the investees, the cost method of accounting is used. For investments in which the Company owns less than 20% of the voting shares and does not have significant influence, the cost method of accounting is used. Under the cost method of accounting, the Company does not record its share in the earnings and losses of the companies in which it has an investment.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

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

Revenue Recognition

Net revenues comprise gross revenues from the Company’s television and radio broadcast, cable, music and Internet businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations, less agency commissions, music license fees paid by television and compensation costs paid to an affiliated television station. The amounts deducted from gross revenues, principally representing agency commissions, aggregate to $345.8, $302.5 and $273.5 million in 2006, 2005 and 2004, respectively. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The music business recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as “impressions” are delivered and sponsorship revenues are recognized ratably over their contract period. Banner and sponsorship revenues are recognized ratably over their contract period or as impressions are delivered. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s online properties. All revenues are recognized only when collection of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, cost method investments, accounts payable and accrued liabilities approximate their fair value. See note “9. Debt” for the fair value of the Company’s debt and hedge contracts. Also see note “7. Investments and Variable Interest Entities” with regards to our Entravision Investment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of risk include primarily cash, trade receivables and financial instruments used in hedging activities. The Company places cash with high-quality-credit institutions and limits the amount of credit exposure with any one financial institution. The Company sells its products and services to a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. No one customer represented more than 10% of

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

gross revenues of the Company in 2006, 2005 or 2004. The Company extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The counterparties to the agreements relating to the Company’s interest rate instruments consist of major, international institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company monitors the credit ratings of such counterparties and limits the financial exposure with any one institution.

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

Accounting for Goodwill, Intangible and Long-Lived Assets

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the FCC. Over the last five years, all the television and radio licenses that have been up for renewal have been renewed and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. Therefore, the television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the licenses will not be amortized until their useful life is deemed to no longer be indefinite.

Goodwill is allocated to various reporting units, which are the operating segments. For purposes of performing the impairment test of goodwill, we established the following reporting units: television, radio, music and Internet. The Company compares the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company also compares the fair value of indefinite-lived intangible assets to their carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for broadcast licenses, other indefinite-lived intangible assets and goodwill are determined primarily based on discounted cash flows, market multiples or appraised values, as appropriate. The Company has evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2006 and has concluded that it does not have an impairment loss related to these assets. In the future, the Company may incur impairment charges under SFAS No. 142 if market values decline and the Company does not achieve expected cash flow

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

growth rates. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations and for purposes of impairment testing.

The Company has various intangible assets that are being amortized over the respective contract periods. The Nielsen contract is being amortized through December 2012, the Fonovisa contracts are being amortized through June 2012, the Disa contracts are being amortized through December 2011, a broadcast agreement is being amortized through January 2015, advertiser related intangibles are being amortized through June 2008 and other amortizable intangibles have various amortization periods. The Nielsen contract, broadcast agreement, advertiser related intangibles and a majority of the other amortizable intangibles are being amortized on a straight-line basis. The Fonovisa and Disa contracts are being amortized based on a revenue allocation of the artist and songwriter contracts.

In accordance with SFAS No. 144 “Accounting for Impairment of Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment wherever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Intangible assets with definite lives are amortized over their useful lives.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of credit losses and returns in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off and returns experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment,” which requires compensation expense relating to share-based payments to be recognized in net income using a fair-value measurement method. The Company has elected to use the straight-line attribution method of recognizing compensation expense over the vesting period. The fair value of each new stock option award will be estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which is the same model that was used by the Company prior to the adoption of SFAS No. 123R. The Company elected the modified prospective method and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of substantially all unvested stock options outstanding whose exercise price was above the then current market price of $25.56. The Compensation Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance of SFAS No. 123R, which requires the Company to treat unvested stock options as compensation expense effective January 1, 2006. Because the Company accounted for stock based compensation using the intrinsic value method prescribed in APB No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) at the time of the acceleration, and because these options were priced above current market on that date, the acceleration of vesting of these options did not result in a charge in the Company’s financial statements. The acceleration of the vesting increased pro forma share-based compensation expense under the provisions of SFAS No. 123 by approximately $59 million before income tax.

The Company granted 1,207,100 stock options and 818,400 restricted stock awards on January 13, 2006 under the 2004 Performance Award Plan (the “Plan”) and also granted 933,025 restricted stock awards on December 29, 2006 under the Plan. These awards vest 25% each year over a four year vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows:

Year Ended December 31, 2006
(In thousands, except per share data)
Income from continuing operations before income taxes	$12,678
Net income	7,607
Net income per common share:
Basic	$0.02
Diluted	$0.02

For the year ended December 31, 2006, share-based compensation is net of an adjustment for forfeitures (before tax) of $46.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

Prior to January 1, 2006, the Company accounted for share-based employee compensation under the provisions of SFAS No. 123 using the intrinsic value method prescribed by APB No. 25 and related interpretations. Under the intrinsic value method, no compensation expense was recognized for stock options, as the exercise price of employee stock options equaled the market value of the Company’s stock on the date of grant. The following pro-forma net income and earnings per share information has been determined as if the Company had accounted for its share-based compensation awards issued using the fair value method. Prior to January 1, 2006, the Company used the accelerated attribution method, which recognizes a greater amount of compensation expense in the earlier vesting years. In 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of substantially all unvested stock options outstanding whose exercise price was above the then current market price of $25.56. This vesting acceleration increased pro forma share-based employee compensation, before tax, by approximately $59 million.

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)
Net Income—as reported	$ 187,179	$ 255,883
Share-based compensation expense, net of tax—actual	3,201	2,962
Share-based employee compensation, net of tax—pro forma	(71,116)	(40,275)
Net income—pro forma	$119,264	$218,570
Net income per common share:
Basic—as reported	$ 0.59	$ 0.79
Basic—pro forma	$ 0.38	$ 0.68
Diluted—as reported	$ 0.54	$ 0.72
Diluted—pro forma	$ 0.35	$ 0.62

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for stock options granted in 2006, 2005 and 2004, respectively: dividend yield of 0%, expected volatility of 29.29%, 45.589%, and 46.546%, risk-free interest rate of 4.31%, 4.08%, and 3.72% and expected life of approximately six years. The Black-Scholes-Merton option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life.

In years prior to 2006, historical volatility was used to estimate the expected volatility of the share price, whereas in 2006 implied volatility is used. Management believes the implied volatility factor reflects the market’s expectations of future volatility. Market prices of traded options and shares were analyzed around the time of the 2006 stock option grant along with the analysis of other factors to estimate the implied volatility of the stock options granted in 2006. Restricted stock units vest 25% on each of the first, second, third and fourth anniversaries of the award date. The fair value of all restricted stock units is based on the market value of the Company’s stock on the date of grant. The restricted stock awards granted on

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

January 13, 2006 had a fair value of $31.59 per share. During the three months ended June 30, 2006, the Company issued 400,000 restricted stock units to certain executive officers, which will vest upon change in control under the Company’s change in control retention bonus plan. The value of the 400,000 restricted stock units will be expensed upon consummation of the Merger.

Consolidation of Variable Interest Entities

On March 31, 2004, the Company was required to adopt Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is the “primary beneficiary” of that entity. An entity is a VIE if, among other things, it has equity investors that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both. See note “7. Investments and Variable Interest Entities” for a discussion of the Company’s variable interest entities.

Derivative Instruments and Hedging Activities

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company utilizes a fixed to floating interest rate swap to hedge the fair value exposure on its four- and five-year senior notes due 2007 and 2008 with a face value of $450 million. See note “9. Debt.”

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

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

Program Rights for Television Broadcast

Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast beyond a one year period are considered non-current. Program costs are charged to operating expense as the programs are broadcast. The rights fees related to the 2002/2006 World Cups and other interim FIFA events were amortized using the flow of income method.

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. See note “15. Income Taxes.”

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, the methods used to measure fair value, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 will a have a material impact on the financial statements of the Company.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”(“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will a have a material impact on the financial statements of the Company.

4. Related Party Transactions

Program License Agreements

Televisa and Venevision, which are principal stockholders of the Company, have program license agreements (“PLAs”) with us that provide our three television networks with a substantial amount of programming. The Company currently pays a license fee of approximately 15% of television net revenues to Televisa and Venevision for their programming, subject to certain upward adjustments. The Company believes that the program license agreements and all other agreements with Televisa and Venevision have been negotiated as arms-length transactions.

Our Program License Agreements with each of Televisa and affiliates of Venevision extend until December 2017. Under these agreements, we have the exclusive right to air in the United States all Spanish-language programming (with certain exceptions) produced by or for Televisa and Venevision. Under the Program License Agreements, we pay 15% of Combined Net Time Sales (time sales from broadcasting, including barter, trade, and television subscription revenues, less advertising commissions, certain special event revenues, music license fees, outside affiliate compensation, time sales relating to advertising sold to Televisa or provided to Venevision and taxes other than withholding taxes) for the Univision and Galavisión networks and affiliated owned-and-operated stations plus for Televisa, 3% of incremental sales over the 2001 base amount for 2002 and subsequent years and for Venevision, up to 3% of incremental sales over the 2001 base amount for 2002 and subsequent years if Venevision programs contribute 30% or more of Univision’s and Galavisión’s ratings. For the TeleFutura Network and affiliated owned and operated stations, we pay Televisa 12% of TeleFutura net time sales (calculated in a manner similar to Combined Net Time Sales) less certain of TeleFutura’s other programming costs and we pay Venevision royalties based on the ratings delivered by the Venevision programs broadcast on TeleFutura.

Under the agreements, the Company incurred an aggregate net royalty expense of approximately $203.4, $186.6 and $170.1 million in 2006, 2005 and 2004, respectively. The Company has accrued license fees payable to Televisa and Venevision of $17.9 and $20.5 million at December 31, 2006 and 2005, respectively. The obligations of their respective affiliates have been guaranteed by, in the case of Televisa, Grupo Televisa S.A. and, in the case of Venevision, Corporacion Venezolana de Television, C.A. (VENEVISION). Televisa and Venevision programming represented approximately 42% and 19% in 2006

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

4. Related Party Transactions (Continued)

and 39% and 15% in 2005, respectively, of Univision Network’s non-repeat broadcast hours. Televisa and Venevision programming represented approximately 19% and 6% in 2006 and 23% and 7% in 2005, of TeleFutura Network’s non-repeat broadcast hours. See note “11. Contingencies.”

Under the Program License Agreements, Televisa and Venevision also have the right to use, without charge and subject to limitations, advertising time that we do not either sell to advertisers or use for our own purposes. The Agreements also provide that the Company will annually swap with each of Televisa and Venevision $10 million of non-preemptable advertising time. The Company accounts for this arrangement as a net barter transaction, with no effect on revenues, expenses or net income on an annual basis. Each of Televisa and Venevision may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period. Televisa received approximately 129,000, 93,000 and 23,000 of preemptable and non-preemptable 30-second commercial advertisements in 2006, 2005 and 2004, respectively. Venevision received approximately 55,000, 84,000 and 83,000 of preemptable and non-preemptable 30-second commercial advertisements in 2006, 2005 and 2004, respectively.

We have program license agreements for Puerto Rico where our rights are exclusive in a manner similar to the overall Program License Agreements pursuant to which we are required to pay Televisa 12% of Puerto Rico net time sales (calculated in a manner similar to Combined Net Time Sales) and Venevision the greater of 6% of Puerto Rico net time sales or the amount of a program performance fee based on ratings produced by Venevision programs that the Puerto Rico stations broadcast (but not more than 12% of Puerto Rico net time sales). The required payments in 2006 were approximately $7.0 million to Televisa and $3.6 million to Venevision.

International Program Rights Agreement

We have granted Televisa and Venevision rights to exploit various programming produced by us or our subsidiaries for use on the Univision and Galavisión networks on a royalty-free basis. These rights cover all countries outside of the U.S. for programs produced before our initial public offering or that replace such programs (“Grandfathered Programs”) and cover Mexico and Venezuela for all other programs. For Grandfathered Programs, the rights described above will revert back to us from Televisa or Venevision when the applicable PLA terminates. For other programs, Televisa or Venevision’s rights revert back to us when that entity owns less than 30% of the Company securities that it owned on the date of our initial public offering (other than on account of a merger or similar transaction). We have also granted Televisa and Venevision certain rights of first offer for Mexico and Venezuela, respectively, to license programs produced by us or our subsidiaries for TeleFutura or other future networks that we may own. See note “11. Contingencies.”

Distribution Agreement—Venevision

On March 28, 2003, the Company entered into an agreement with Venevision that grants Venevision the sole and exclusive right during the term to distribute Univision Network, TeleFutura Network and Galavisión produced Spanish-language programs throughout Venezuela. As compensation for its distribution services, Venevision paid the Company approximately 85% of gross receipts less certain

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

4. Related Party Transactions (Continued)

expenses. Although the agreement expired on March 27, 2004, the Company and Venevision have agreed to extend the contract on a monthly basis. The Company received $424, $350 and $278 in 2006, 2005 and 2004, respectively.

Distribution Agreement—Televisa

On September 1, 2003, the Company entered into an agreement with Televisa that grants Televisa the sole and exclusive right during the term to distribute Univision Network, TeleFutura Network and Galavisión produced Spanish-language programs throughout Mexico. As compensation for its distribution services, Televisa will pay the Company approximately 85% of gross receipts less certain expenses. Although the agreement expired on August 31, 2004, the Company and Televisa have agreed to extend the contract on a monthly basis. The Company received $309, $346 and $99 in 2006, 2005 and 2004, respectively.

Televisa Soccer Agreement

In December 2001, the Company entered into an agreement with Televisa to purchase the rights to broadcast Mexican league soccer. The Company agreed to pay Televisa an amount equal to a percentage of the aggregate costs incurred by Televisa to purchase the exclusive worldwide television rights to broadcast certain Mexican first division professional soccer matches. In 2004, Televisa and the Company amended and extended the terms of the original agreement until December 18, 2007. In 2006, 2005 and 2004, the Company incurred costs related to Mexican league soccer of $15.6, $14.8 and $16.5 million, respectively.

Participation Agreement

Pursuant to a participation agreement, Mr. Perenchio, Televisa and Venevision have agreed that none of them or their affiliates will enter into certain transactions involving Spanish-language television broadcasting or a Spanish-language television network in the U.S. without first offering the Company the opportunity to acquire a 50% economic interest. The Participation Agreement provides that if the Company elects to participate in any of these transactions, the offeror will have substantial control over management of such transaction. Upon closing of the Merger, the agreement will apply only to Televisa and Ricardo and Gustavo Cisneros and their respective affiliates with respect to transactions that Televisa and Venevision had the intent to engage in at the time of the closing and also with respect to direct broadcast satellite or direct to home satellite to the U.S. market until such party’s PLA terminates.

Warrants

In December 1992, Televisa and Venevision were issued warrants to purchase Common Stock, of which Televisa and Venevision retain 2,000 and 27,437,700, respectively. Also, in December 2001, the Company issued additional warrants to purchase 9,000,000 shares of Common Stock to Televisa and 2,800,000 shares of Common Stock to Venevision. The 1992 warrants are exercisable for Class T and Class V Common Stock at an exercise price of $0.0322 per share. The 2001 warrants are exercisable for

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

4. Related Party Transactions (Continued)

6,274,864 and 74,864 shares of Class A Common Stock for Televisa and Venevision, respectively, and 2,725,136 shares of Class T and Class V Common Stock for Televisa and Venevision, respectively. The exercise price for the 2001 warrants is $38.261 per share. In October 2006, Venevision assigned 4,153,115 of its Class V warrants which converted to Class A warrants, to a third party. At the option of Televisa or Venevision, as the case may be, or if the warrants are not held by Televisa or Venevision or their permitted transferees at the time of exercise, the Class T and Class V Warrants are exercisable for Class A Common Stock.

In April 2002, Univision also issued an additional warrant to purchase 100,000 shares of Class A Common Stock to Televisa, at an exercise price of $38.261 per share, in connection with the acquisition of Fonovisa Music Group (“Fonovisa”).

No warrant discussed above is exercisable unless it is lawful for the holder to own the number of shares issuable as a result of such exercise, and such exercise would not violate the Communications Act of 1934, as amended. Subject to applicable securities laws, the warrants are freely transferable. At December 31, 2006, if all warrants discussed above were fully exercised and all voting securities were converted to Class A Common Stock (not including options), Venevision would own approximately 12% of our Common Stock and Televisa would own approximately 11% of our Common Stock. The Company accounted for the warrants issued to Televisa and Venevision within stockholders’ equity, except for the 100,000 warrants issued in connection with the Fonovisa acquisition that has been accounted for as part of its purchase price.

Registration Rights Agreement

We have a registration rights agreement with Mr. Perenchio, Televisa and Venevision, pursuant to which we have agreed to file registration statements covering our securities owned by them. As of February 1, 2007, Mr. Perenchio had the right to demand three registration statements, Venevision had the right to demand two and Televisa had the right to demand one. In addition, we gave these stockholders various piggyback registration rights. In general, we will pay all fees, costs and expenses of any such registration statements.

We also have a registration rights agreement with Mr. McHenry T. Tichenor Jr., one of our directors, and some of his family members, where we have agreed to an underwritten offering and to file registration statements covering the sale of our Class A Common Stock. As of February 1, 2007, the Tichenor family members had the right to demand two registration statements. The agreement also provides the Tichenor family members with various piggyback registration rights. All of these rights are subject to customary terms, conditions, procedures and restrictions.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

4. Related Party Transactions (Continued)

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

Reimbursement Arrangements at Cost

Chartwell Services, Inc. and Chartwell Partners LLC are affiliates of Mr. Perenchio (collectively, “Chartwell”). All arrangements between the Company and Chartwell were at cost and Chartwell realized no profit from any of the reimbursements. Pursuant to an agreement between the Company and Chartwell, services continued to be provided through December 2006, subject to automatic one-year extensions. Cash reimbursements to Chartwell totaled $0.7, $0.8 and $1.3 million in 2006, 2005 and 2004, respectively.

Pay Television Venture

In April 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc. to form a 50/50 joint venture called TuTV LLC. The joint venture was formed to broadcast Televisa’s pay television channels, other than general entertainment channels or novelas, in the United States. The service consists of five channels. In May 2003, TuTV entered into a five-year distribution agreement with EchoStar Communications Corporation for three of the channels. The joint venture is jointly controlled by Televisa and the Company with each agreeing to fund up to a maximum of $20 million over the first three years of the venture. In 2006 and 2005, the Company received a distribution of $3.0 and $1.5 million from TuTv LLC, respectively.

Co-production Agreement

In December 2003, the Company and Televisa entered into an agreement whereby Televisa would produce the show “100 Mexicanos Dijeron”, which is based on the “Family Feud” format and the Company would pay Televisa approximately half of the costs per episode. Under the terms of the agreement, the Company made payments of $4.7 million in 2005 to Televisa in connection with the production of the show. No payments were made in 2006. In the third quarter of 2006, the Company

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

4. Related Party Transactions (Continued)

received a reimbursement of $4.5 million for production costs, which were over billed by Televisa, related to this show. The Agreement with Televisa was not renewed.

Fonovisa Music Group

In April 2002, we consummated the acquisition of Fonovisa from Televisa for 6,000,000 shares of our Class A Common Stock and a warrant to purchase 100,000 shares of our Class A Common Stock (having an exercise price of $38.261 per share). Fonovisa has become a part of Univision Music Group. The purchase agreement for the acquisition included certain working capital adjustments.

In August 2004, the Company and Televisa finalized working capital adjustments related to the Company’s acquisition of Fonovisa. The Company received approximately $16.5 million in 2004, which has been accounted for as an adjustment to the Fonovisa purchase price resulting in a reduction to goodwill and minor adjustments to certain current assets and liabilities.

5. Property and Equipment

Property and equipment consists of the following as of December 31, 2006 and 2005:

	2006	2005
	(In thousands)
Land and improvements	$89,807	$64,917
Building and improvements	296,094	273,241
Broadcast equipment	491,927	450,491
Furniture, computer and other equipment	116,097	102,855
Capital leases—transponder equipment	52,393	62,292
	1,046,318	953,796
Accumulated depreciation	(452,480)	(389,838)
	$593,838	$563,958

Accumulated depreciation related to capital leases for the transponder equipment for 2006 and 2005 is $24.2 and $31.2 million, respectively. Depreciation expense on property and equipment was $81.6, $79.1 and $82.2 million in 2006, 2005 and 2004, respectively.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

6. Intangible Assets and Goodwill

The following is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, goodwill by segments and estimated aggregate amortization expense for the years 2007 through 2011:

	As of December 31, 2006
Intangible Assets Being Amortized	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Nielsen contract	$20,700	$14,533	$6,167
Fonovisa contracts, primarily artist contracts	44,580	38,640	5,940
Disa contracts, primarily artist contracts	74,428	62,949	11,479
Broadcast agreement	9,892	3,143	6,749
Advertiser related intangibles, primarily advertiser contracts	5,059	5,013	46
Other amortizable intangibles	5,449	3,175	2,274
Total	$160,108	$127,453	$32,655

Intangible Assets Not Being Amortized
Broadcast licenses	4,281,289
Goodwill	2,308,079
Music trademarks	20,950
Other intangible assets	2,516
Total	6,612,834
Total Net Intangible Assets	$6,645,489

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

6. Intangible Assets and Goodwill (Continued)

	As of December 31, 2005
Intangible Assets Being Amortized	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Nielsen contract	$20,700	$13,498	$7,202
Fonovisa contracts, primarily artist contracts	44,580	36,193	8,387
Disa contracts, primarily artist contracts	66,328	59,444	6,884
Broadcast agreement	9,892	2,305	7,587
Advertiser related intangibles, primarily advertiser contracts	4,991	4,727	264
Other amortizable intangibles	5,262	2,137	3,125
Total	$151,753	$118,304	33,449

Intangible Assets Not Being Amortized
Broadcast licenses	4,220,180
Goodwill	2,231,238
Music trademarks	15,800
Other intangible assets	2,155
Total	6,469,373
Total Net Intangible Assets	$6,502,822

The Company has various intangible assets that are being amortized. The Nielsen contract is being amortized through December 2012, the Fonovisa contracts are being amortized through June 2012, the Disa contracts are being amortized through December 2016, the broadcast agreement is being amortized through January 2015, advertiser related intangibles are being amortized through December 2008 and other amortizable intangibles have various amortization periods. The Nielsen contract, broadcast agreement, advertiser related intangibles and a majority of the other amortizable intangibles are being amortized on a straight-line basis. The Fonovisa and Disa contracts are being amortized based on a revenue allocation of the artist and songwriter contracts. The Company incurred amortization expense of $9.1, $14.1 and $19.2 million in 2006, 2005 and 2004, respectively.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

6. Intangible Assets and Goodwill (Continued)

The changes in goodwill are as follows:

	Segments with Goodwill
	Television	Radio	Music	Total
	(In thousands)
Goodwill as of December 31, 2004	$411,983	$1,524,822	$262,394	$2,199,199
Deferred tax (asset) liability	(1,502)	3,112	—	1,610
Radio acquisition adjustment	—	(7,596)	—	(7,596)
Fonovisa acquisition adjustment	—	—	(200)	(200)
WLII acquisition adjustment	38,225	—	—	38,225
Goodwill as of December 31, 2005	448,706	1,520,338	262,194	2,231,238
WLII acquisition adjustment	1,137	—	—	1,137
KBRG (FM) and KLOK (AM) acquisitions	—	33,952	—	33,952
Radio acquisition adjustment	—	(1,334)	—	(1,334)
Disa Acquisition	—	—	43,086	43,086
Goodwill as of December 31, 2006	$449,843	$1,552,956	$305,280	$2,308,079

Estimated amortization expense for the five years subsequent to December 31, 2006 are as follows:

Year	Amount
(In thousands)
2007	$8,900
2008	$7,000
2009	$5,100
2010	$3,900
2011	$3,200

7. Investments and Variable Interest Entities

Investments consist of the following as of December 31, 2006 and 2005:

	2006	2005
	(In thousands)
Investments in equity method investees:
St. Louis/Denver LLC	$47,108	$52,165
TuTV LLC	2,552	2,479
Other investments	546	407
	$50,206	$55,051
Investments in cost method investees:
Entravision Communications Corporation	$122,128	$262,918
Equity Broadcasting Corporation	38,669	36,857
Other investment	614	614
	$161,411	$300,389

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

7. Investments and Variable Interest Entities (Continued)

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

The Company’s cost basis in its investment in Entravision stock is $7.12 per share. Entravision’s stock price on December 31, 2006 was $8.22. Any gain or loss on future transactions involving Entravision stock will be measured by comparing the cost basis of $7.12 per share to the fair value of the Entravision stock at the transaction date. The Company monitors the Entravision stock price, its operating results, the performance and outlook for the media sector in general and other information available to determine if the value of our investment becomes other than temporarily impaired in subsequent reporting periods. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision.

In 2005, the Company recorded a charge for a nontemporary decline in the fair value of its Entravision investment of $73,077. The Company did not record a tax benefit related to the charge. The Company recorded a deferred tax asset of $28.5 million related to its capital loss that was offset by a valuation allowance for the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded will not be realized.

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

Due to Entravision option terminations during the quarter ended June 30, 2006, the Company’s non-voting ownership interest on a fully converted basis in Entravision increased to approximately 15.06% at June 30, 2006. On July 10, 2006, the Company sold 200,000 shares of its Entravision Class U common stock for an aggregate sale price of $1.6 million, which reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.9%, and recognized a gain of $0.2 million. At December 31, 2006, the Company’s non-voting ownership interest on a fully converted basis in Entravision is approximately 14.8%.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

7. Investments and Variable Interest Entities (Continued)

On November 7, 2002, the Company, through its wholly-owned subsidiary TeleFutura, entered into a limited liability company agreement with Roberts Brothers Broadcasting, LLC (“Roberts”), called St. Louis/Denver LLC (the “LLC”). In 2002, TeleFutura contributed $26 million and in 2003 contributed its minority interests in the St. Louis and Denver stations of approximately $34 million and Roberts contributed its majority interests in the St. Louis and Denver stations to the LLC. The Company owns 45% of the joint venture. In addition, TeleFutura and Roberts have each entered into time brokerage agreements (“TBA”) to program the Denver and St. Louis stations, respectively. The TeleFutura TBA became effective on February 23, 2003. On October 1, 2005 and 2006, the Company performed its annual impairment testing analysis and obtained an appraised value of the Denver and St. Louis FCC licenses, which are the primary assets of the LLC. Based in part on these appraisals, the Company determined that the fair value of its investment in the LLC was less than the book carrying value and recorded an impairment charge of $8.8 million in 2005 and $5.2 million in 2006.

In June 2001, the Company purchased for $26 million an approximate 20% non-voting preferred stock equity interest in Equity Broadcasting Corporation (“EBC”), which has 33 full power and/or network televisions permits, licenses, and applications and 60 low-power television properties. In addition, in September 2001, the Company purchased shares of Equity Broadcasting’s Class A common stock for approximately $2.5 million. The Company currently owns approximately 6% of Equity Broadcasting’s voting common stock. This investment is accounted for under the cost method.

On April 10, 2006, Coconut Palm Acquisition Corp. (“CPAC”) announced that it had entered into an Agreement and Plan of Merger with Equity Broadcasting Corporation (“EBC”). At December 31, 2006, the Company had an investment in EBC of approximately $38 million. Upon completion of the acquisition, EBC will merge with and into CPAC, with CPAC remaining as the surviving corporation. Following closing of the acquisition, CPAC will seek to change its name to Equity Media Group to reflect its new status as a diversified media services company serving Spanish-language markets and apply for listing on the NASDAQ Stock Market. Under terms of the Agreement and Plan of Merger, the Company expects to fully realize its investment in EBC, consideration will equal or exceed the carrying value of the investment. This transaction is expected to close by the end of the first quarter of 2007.

In January 2004, the Company, EBC and others agreed to amend EBC’s Articles of Incorporation to allow shares of Series A convertible preferred stock of EBC to receive a stock dividend of 7% of the original issue price commencing on the date of the initial issuance, which was June 8, 2001. The dividend is paid in preference to all other junior stock as and when declared or on liquidation, is added to amounts received on redemption and is to be converted on conversion into common stock. Since the Company was not entitled to the dividend prior to January 2004, the Company recorded a stock dividend of $5.1 million in the first quarter of 2004 based on the Company’s initial investment of approximately $26 million made in June 2001. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008. The stock dividend income for the twelve months ended December 31, 2006 was $1.8 million. The EBC stockholders approved the Articles amendment in July 2004.

In April 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc. to form a 50/50 joint venture called TuTV LLC. See note “4. Related Party Transactions.”

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

7. Investments and Variable Interest Entities (Continued)

Variable Interest Entities

Under the guidelines of FIN 46, since March 31, 2004, the Company had been required to consolidate the assets, liabilities and operating results of Disa Records, which is a Mexico-based music recording and publishing company, owned 50% by the Company and 50% by the Chavez family. The Company had a call right and the Chavez family had a put right, beginning in June 2006, which required the Company to purchase the remaining 50% of Disa Records for a minimum of $75 million, subject to certain upward adjustments. As a result of Disa’s put right, the Company had the majority of expected losses that could arise from the variability of the fair value of Disa Records. On October 26, 2006, the Company acquired the remaining 50% interest in Disa for approximately $105 million.

In addition, under the guidelines of FIN 46, since March 31, 2004, the Company was required to consolidate the assets, liabilities, and operating results of the Puerto Rico stations, WLII/WSUR, Inc., a Delaware corporation (“WLII”), which were wholly-owned by Raycom Media, Inc. (“Raycom”). On June 30, 2005, the Company acquired Raycom’s ownership interest in WLII in Puerto Rico for approximately $190 million, excluding acquisition costs. The funds came primarily from the Company’s bank credit facility. WLII is now a wholly-owned subsidiary of the Company and is no longer a VIE.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2006 and 2005:

	2006	2005
	(In thousands)
Trade accounts payable and accruals	$91,458	$118,344
Music copyright and artist royalties	53,054	62,810
Accrued compensation	50,013	65,618
Accrued insurance	12,196	12,062
Cost reduction plan liability	3,341	11,309
Deferred revenue	6,618	13,366
	$216,680	$283,509

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

8. Accounts Payable and Accrued Liabilities (Continued)

Cost Reduction Plan

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a before-tax charge of approximately $30.3 million in the fourth quarter of 2005. The plan was substantially completed during the fourth quarter of 2005. The unpaid portion of the cost reduction plan as of December 31, 2006 is as follows:

	Employee Terminations	Abandonment of Programming Costs	Other Costs	Total
	(In thousands)
Liability as of December 31, 2005	$9,783	$1,453	$73	$11,309
Cash paid in 2006	7,613	282	73	7,968
Liability as of December 31, 2006	$2,170	$1,171	$—	$3,341

The cost reduction charge was $29,993, $73, $33 and $190 for the television, radio, music and Internet segments, respectively.

9. Debt

Long-term debt consists of the following as of December 31, 2006 and 2005:

	2006	2005
	(In thousands)
Revolving Credit Facility	$180,000	$314,000
Senior notes payable—7.85% due 7/18/11	497,439	496,989
Senior notes payable—2.875% due 10/15/06	—	246,516
Senior notes payable—3.5% due 10/15/07	197,541	195,400
Senior notes payable—3.875% due 10/15/08	244,730	243,104
	1,119,710	1,496,009
Less current portion	197,541	560,516
Long-term debt	$922,169	$935,493

The Company’s 7.85% senior notes due 2011 have a face value of $500 million and bear simple interest at 7.85%. These senior notes pay interest on January 15 and July 15 of each year and have a fair value of approximately $503.8 million at December 31, 2006.

On October 15, 2003, the Company issued four- and five-year senior notes due 2007 and 2008 with a face value of $450 million. These senior notes have a face value of $200 and $250 million, respectively. These senior notes pay simple interest on April 15 and October 15 of each year. As part of the $700 million note transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At December 31, 2006, the Company had a swap liability with a fair value

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

9. Debt (Continued)

of $7.1 million reported in other long-term liabilities related to this transaction. The $450 million senior notes are carried at fair value at December 31, 2006.

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

On March 17, 2006, the Company entered into a new revolving credit facility that will mature on March 17, 2011 with a syndicate of commercial lenders. The aggregate amount of the commitments under the new revolving credit facility is $1 billion, which includes a $100 million sublimit for the issuance of standby letters of credit. The Company has the right, subject to certain conditions, to increase the commitment amount up to $500 million. No lender is obligated to participate in any such increase. At December 31, 2006, the Company had bank borrowings outstanding under its revolving credit facility of $180 million resulting primarily from the Company’s repurchases of its Class A Common Stock in 2005. The Company’s existing revolving credit facility will terminate upon completion of the Merger. At December 31, 2006, the Company has approximately $23 million of letters of credit outstanding under the credit facility, which primarily includes $15 million related to the FIFA World Cup Agreement.

On August 24, 2006, the Company amended its revolving credit facility to convert the basis for assessing the LIBOR interest rate cost margin on its bank loans from a debt rating measure to a leverage ratio measure, which is basically a total debt to operating income before depreciation and amortization ratio. Depending on the Company’s leverage ratio, the LIBOR interest rate margin on the Company’s revolving credit facility ranges from 0.22% to 0.475% per annum. The Company’s LIBOR interest rate margin applicable to the revolving credit facility was 0.22% as of December 31, 2006.

Loans made under the revolving credit facility bear interest determined by reference to LIBOR or a base rate equal to the higher of the prime rate of Bank of America or 0.50% per annum over the federal funds rate. The Company borrows at the prime rate from time to time but attempts to maintain these loans at a minimum. Interest is generally payable quarterly. During the twelve months ended December 31, 2006, the Company’s effective interest rate, excluding deferred financing costs, on its bank debt and senior notes was approximately 6.5%.

The credit agreement contains customary covenants, including restrictions on liens and financial covenants relating to interest coverage and leverage ratios. The credit agreement also restricts investments and cash dividends if a default exists or would result therefrom. Under the credit agreement, the Company is also limited in the amount of secured debt and subsidiary debt it can incur and in its ability to sell assets, engage in mergers and engage in material lines of business substantially different from business generally considered to be in the media and communications industry. At December 31, 2006, the Company was in compliance with its covenants.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

9. Debt (Continued)

The subsidiaries that guarantee the Company’s obligations under its credit agreement also guarantee the senior notes. The subsidiary guarantors under the credit facilities are all of our wholly-owned domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The guarantees of the obligations under the revolving credit facility and the senior notes will be released if our senior unsecured debt is rated BBB or better by Standard & Poor’s Rating Services and Baa2 or better by Moody’s Investor Service, Inc. The guarantees of such subsidiary will be reinstated if such ratings fall below BBB- by Standard & Poor’s or Baa3 by Moody’s.

On June 29, 2006, Standard & Poor’s lowered the Company’s senior unsecured debt rating to BB- from BBB-. On June 27, 2006, Moody’s downgraded the Company’s senior unsecured debt rating to Baa3 from Baa2 and, on September 28, 2006, downgraded our ratings again to Ba3. The downgrades were related to concerns over the debt the Company may incur in connection with the planned Merger. See note “2. Recent Developments”.

Maturities of long-term debt for the five years subsequent to December 31, 2006 are as follows:

Year	Amount
(In thousands)
2008	$244,730
Thereafter	677,439
Total	$922,169

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

10. Commitments

The Company has long-term operating leases expiring on various dates for office, studio, automobile and tower rentals. The Company’s operating leases, which are primarily related to buildings and tower properties, have various renewal terms and escalation clauses. The Company also has long-term capital lease obligations for its transponders that are used to transmit and receive our network signals. In 2004, the Company entered into a new transponder capital lease of $23.4 million. The following is a schedule by year of future minimum rental payments under noncancelable operating and capital leases as of December 31, 2006:

Year	Operating Leases	Capital Leases
	(In thousands)
2007	$33,279	$7,564
2008	31,390	7,563
2009	29,136	7,561
2010	27,847	7,555
2011	24,655	7,483
Thereafter	118,529	29,893
Total minimum lease payments	$264,836	67,619
Interest		(15,479)
Total present value of minimum lease payments		52,140
Current portion		(4,720)
Capital lease obligation, less current portion		$47,420

Rent expense totaled $46.2, $44.6 and $42.6 million in 2006, 2005 and 2004, respectively.

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

In 2003, the Company entered into a transponder lease agreement for TeleFutura Network that was capitalized in May 2004 for approximately $17 million. Also, in 2003, the Company entered into a transponder lease agreement for Univision Network that was capitalized in the first quarter 2006 for approximately $17 million. According to the Emerging Issues Task Force published Issue 01-8 “Determining Whether an Arrangement Contains a Lease,” if the Company negotiates a new transponder lease agreement, the Company will not capitalize, or incur depreciation expense, for its transponder lease agreements and will expense the cost as a service fee. EITF 01-8 became effective for agreements entered into after May 2003. The Company does not expect to negotiate new transponder lease agreements until two existing transponder lease agreements expire in December 2012. When and if the Company decides to transmit a high definition signal, it will be required to negotiate new transponder leases.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

10. Commitments (Continued)

In June 2005, the Company entered into a new seven-year contract with Nielsen Media Research (“Nielsen”), to provide local market television programming ratings services for the Univision Television Group and the TeleFutura Television Group at a total cost of approximately $132 million. The aggregate payment remaining under the agreement, at December 31, 2006, is approximately $103 million, which will be paid through February 2012.

In February 2002, the Company entered into a five-year contract with Nielsen for TeleFutura owned and operated stations, which have remaining payments of approximately $0.3 million payable through January 31, 2007. In the first quarter of 2006, Univision Network and TeleFutura Network became available on Nielsen’s national ratings service, Nielsen Television Index (NTI), which provides television ratings for all of the major U.S. networks. The total cost associated with these subscriptions is approximately $5 million, with payments ending in August 2007. The Company has other agreements with Nielsen, one of which expired in 2006.

In January 2001, Univision Network entered into a Program License Agreement with Coral International Television Corp. (the exclusive distributing agent for Radio Caracas Television) to acquire approximately 780 hours of new novelas per year through January 2011. The aggregate payment under the contract is approximately $72.2 million, with an aggregate payment remaining under the contract of approximately $39.1 million at December 31, 2006.

In June 2001, Univision Network entered into a Program License Agreements with RCN to acquire approximately 300 hours of new novelas per year through June 2007. The aggregate payment under the contract is approximately $28.9 million with a payment remaining under the contract of approximately $0.3 million at December 31, 2006.

In 2002, 2003 and 2004, the Company entered into several Program License Agreements to acquire approximately 2,000 movies. The agreements commenced in January 2002 and expire on various dates through March 2016. The remaining payments under the agreements are approximately $13.3, $7.8, $4.9 and $1.5 million for the years 2007, 2008, 2009 and the period January 2010 through March 2016, respectively.

In the third quarter of 2006, the Company entered into a new four-year contract with Arbitron to provide ratings services for our Radio business. At December 31, 2006, the Company had commitments with Arbitron of approximately $17 million.

The Company has various music license agreements for its television and radio businesses. These contracts grant the Company a license to broadcast musical compositions. The remaining payments under these contracts are approximately $12.3, $8.6 and $5.4 million in 2007, 2008 and 2009.

On November 2, 2005, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2010 and 2014 Fédération Internationale de Football Association (“FIFA”) World Cup soccer games and other 2007 through 2014 FIFA events. A series of payments totaling $325 million is due over the term of the agreement, with approximately $317 million remaining as of December 31, 2006. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

10. Commitments (Continued)

all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games.

Univision Music Group

Univision Music Group consists of the businesses under its subsidiary, Univision Music, Inc. The primary business under Univision Music, Inc. is Univision Music LLC, which owns and operates the Univision Records, Fonovisa Records and La Calle labels and whose membership units are owned 90% by the Company and 10% by Diara, Inc. (“Diara”), which is by José Behar, President and Chief Executive Officer of Univision Music Group. Diara’s membership units consist solely of B-1 and B-2 units discussed below.

The Company amended its employment arrangement with José Behar and assigned the employment agreement to Univision Music LLC, and as a result, has amended the operating agreement of Univision Music LLC. Univision Music LLC will now hold all of the Company’s record labels. Also, Diara has been given a new class of securities, designated “B-2 Units” (and its existing units have been designated “B-1 Units”). Through May 12, 2006, Diara had a put right and the Company had a call right that required the Company to purchase all of Diara’s B-1 Units for a purchase price equal to 20% of ten times the average earnings before interest, taxes, depreciation and amortization of Univision Music’s business as it existed prior to the amendment, subject to a cap of $8 million. On May 12, 2006, the Company made a payment of $8 million to José Behar in accordance with this agreement. Additionally, Diara has a put right and the Company has a call right on Diara’s B-2 Units in 2009. To the extent the fair market value of Univision Music LLC at the put or call date exceeds the fair value at the grant date, which is decreased each year by the amount of cash generated by Univision Music LLC, in December 2003, the purchase price of these units will be equal to 20% of the first $100 million of such excess, 10% of the next $100 million of such excess and 1% of any excess amount thereafter. This amount will be reduced by the amount paid by the Company for the B-1 Units. The put and call rights may be accelerated in the event of Mr. Behar’s termination, death or disability.

The Company is accounting for these arrangements in accordance with FIN No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” FIN No. 28 requires compensation cost to be recognized when the quoted market value exceeds the grant price. Compensation is charged to expense over the period the employee performs the services. In 2006, 2005 and 2004, the Company recorded approximately $0.4, $1.6 and $4.3 million, respectively, of compensation expense on the B-1 Units. In 2005 the Company recorded a charge of $4.2 million of compensation expense on the B-2 units. This charge was reversed in 2006. At December 31, 2006, the Company has no accrual related to the B-1 or B-2 units.

The amended employment agreement with Mr. Behar was extended through March 31, 2009. As of December 31, 2006, he owes approximately $600 in principal to the Company related to a note, which bears interest at 3.5%.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

11. Contingencies

Televisa PLA Litigation

Televisa, S.A. de C.V. (“Televisa”) and the Company are parties to a PLA (“PLA”) that provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa, including breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement (a soccer rights side-letter to the PLA), and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. In June 2005, the Company made a payment under protest to Televisa of $1.5 million. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. We do not believe that we are in breach of our agreements with Televisa and certainly not in material breach. On March 15, 2006, the Company made a payment under protest of approximately $6 million related to the Televisa litigation and has made additional payments under protest and other license fee overcharges of approximately $10.9 million in 2005 and 2006. At December 31, 2006, the Company had an accrual for $0.5 million for expenses that will be paid to Televisa under protest. In 2005 and 2006 other license fee overcharges were $2.0 and $1.3 million, respectively. The Company seeks recovery of this amount via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the Filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new proposed Complaint raises the same allegations of material breach contained in Televisa’s January 31 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new proposed Complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

On May 5, 2006, the Company filed its Answer to the Second Amended Complaint, denying Televisa’s principal substantive allegations, denying liability, and asserting various affirmative defenses. On May 12, 2006, the Court reset the discovery cut-off date in the case for December 29, 2006, and the trial date for June 19, 2007. On May 22, 2006, the Company filed its First Amended Counterclaims, which added a claim

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

11. Contingencies (Continued)

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

On July 19, 2006, Televisa filed a complaint in Los Angeles Superior Court seeking a judicial declaration that on and after December 19, 2006, it may, without liability to Univision, transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet. The Company was served with the new complaint on July 21, 2006. The Company filed a motion to dismiss or stay this action on August 21, 2006. In response to the motion, Televisa stipulated to stay the Superior Court action, and the Court entered the stay on January 11, 2007.

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

On or about September 21, 2006, Televisa sent the Company an additional notice of purported breaches under the PLA. The new notice alleged breaches relating to our sale of advertising time in connection with certain types of programs. The notice also purported to supplement Televisa’s previous breach claims with respect to our editing of Televisa programming.

On November 15, 2006, Televisa filed a motion in federal court seeking a separate trial of the Company’s Internet Counterclaim. The Company opposed Televisa’s motion, and, on December 6, 2006, the Court denied the motion.

Pursuant to a stipulation and order dated November 3, 2006, the federal court appointed a Special Master to oversee discovery matters in the federal case and to make recommendations on certain procedural issues. On December 15, 2006, the Special Master recommended that the federal court extend the discovery completion date to Friday, June 29, 2007, and continue the trial date to October of 2007. The Court has not yet ruled whether it will accept, reject, or modify this recommendation.

The Company continues to defend the litigation and pursue its counterclaims vigorously, and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

11. Contingencies (Continued)

There are various other legal actions and claims pending against the Company incidental to its business and operations. In the opinion of management, the resolution of these matters will not have a material effect on the consolidated financial position or results of operations or liquidity.

Other Contingencies

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

12. Common Stock, Preferred Stock and Warrants

The Company’s common stock consists of Class A, Class P, Class T and Class V shares. The Class A shares are listed on the New York Stock Exchange and are primarily held by non-affiliates. The Class P, T and V shares are held by affiliates and are not traded. All classes of common stock have substantially the same rights, with the exception of Class P shares, which generally have ten votes per share on all matters on which shareholders are entitled to vote and Class T and V, which each have the right to elect one member of the Company’s board of directors. At December 31, 2006, there were 250,112,253 shares of Class A Common Stock issued and 249,702,609 outstanding, 35,283,284 shares of Class P Common Stock issued and outstanding, 13,593,034 shares of Class T Common Stock issued and outstanding and 10,954,706 of Class V Common Stock issued and outstanding. The Company’s Class A Common Stock outstanding increased during 2006 by 13,112,666 shares from 236,589,943 to 249,702,609 due to an increase of 4,960,746 resulting from exercise of options, an increase of 1,679,106 due to the conversion of Class P shares to Class A shares, an increase of 6,882,458 due to the conversion of Class V shares to Class A shares and a decrease of 409,644 representing treasury shares resulting from the exercise of options.

On February 17, 2005, the Company announced that its Board of Directors had approved the repurchase of up to $500 million of its outstanding Class A Common Stock. On October 24, 2005, the Company completed repurchasing approximately $500 million, 19,096,600 shares, in accordance with its stock repurchase plan.

On November 1, 2005, the Company’s Board of Directors approved the repurchase of an additional $500 million of its outstanding Class A Common Stock. The share repurchase plan expired on December 31, 2006. No shares were repurchased under such plan and the Merger Agreement restricts further repurchases.

On December 21, 2005, the Company retired the 20,113,780 shares that it held in treasury. This amount represents the 19,096,600 shares that were repurchased during 2005 and the 1,017,180 shares held by the Company at December 31, 2004. At December 31, 2006, the Company held 409,644 shares in treasury.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

12. Common Stock, Preferred Stock and Warrants (Continued)

The Company had 10,000,000 shares of preferred stock, $.01 par value, authorized at December 31, 2006 and 2005.

At December 31, 2006, Televisa and Venevision owned a total of 9,102,000 and 30,237,700 warrants, respectively. These warrants include 27,439,700 warrants issued in 1992 that are exercisable for Class T and Class V Common Stock at an exercise price of $0.0322 per share. The Company accounted for the warrants issued to Televisa and Venevision within stockholders’ equity, except for the 100,000 warrants issued in connection with the Fonovisa acquisition that have been accounted for as part of its purchase price. In October 2006, Venevision assigned 4,153,155 of its Class V warrants, which converted to Class A warrants, to a third party.

The Televisa and Venevision warrants cannot be exercised by either Televisa or Venevision (or by any other non-U.S. citizen) if such exercise would result in a violation of the foreign ownership restrictions of the Communications Act of 1934. Subject to certain restrictions, Televisa and Venevision may transfer such warrants.

If Televisa and Venevision were to exercise their warrants, their ultimate ownership of the Company would be approximately 11% for Televisa and 12% for Venevision.

On January 12, 2004, the Company offered 15,815,999 shares of Class A common stock to the public for $599.4 million and used the net proceeds to repurchase an equal amount of shares held by Clear Channel Communications Inc. The shares repurchased by the Company were cancelled immediately and there was no dilution to earnings per share.

13. Performance Award and Incentive Plans

The Company has a 1996 and 2004 Performance Award Plan (the “Plans”). The 2004 Performance Award Plan (the “Plan”) reserves shares of Class A Common Stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors or Plan Committee (as appointed by the Board). The Company no longer issues new awards under its 1996 Performance Award Plan (“1996 Plan”) but the plan continues to have grants outstanding.

The 2004 Plan was adopted as of May 2004, in part, to increase the maximum number of shares of Class A Common Stock currently available under the 1996 Plan and to give the Company sufficient authority and flexibility to adequately provide for future incentives. A total of 15,936,550 shares of Class A Common Stock were registered under the 2004 Plan, 12,600,000 shares were made available under the 2004 Plan and 3,336,550 shares were made available from the 1996 Plan. As of December 31, 2006, 9,097,575 shares remain available for award under the original share authorization of the 2004 Plan.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

13. Performance Award and Incentive Plans (Continued)

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

On January 1, 2006, the Company adopted SFAS No. 123R, which requires compensation expense relating to share-based payments to be recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified prospective method and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

13. Performance Award and Incentive Plans (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the below weighted-average assumptions used for grants in 2006, 2005 and 2004. The Black-Scholes-Merton option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life.

	2006	2005	2004
Volatility	29.29%	45.59%	46.55%
Dividends	0.00%	0.00%	0.00%
Expected Term	6	6	6
Risk-free interest rate	4.31%	4.08%	3.72%

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

A summary of activity under the 2004 Plan as of December 31, 2006, and changes during the year then ended is presented below:

	Stock Options	Weighted Average Conversion Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2005	29,569,296	$29.76
Granted	1,207,100	$31.59
Exercised	4,939,246	$18.51
Forfeited, canceled, or expired	383,498	$36.22
Outstanding at December 31, 2006	25,453,652	$31.93	5.16	$88,883
Exercisable at December 31, 2006	24,012,562	$31.97	4.95	$82,843

The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $12.01, $13.22, and $14.25 per share.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

13. Performance Award and Incentive Plans (Continued)

Cash received from the exercise of stock options in 2006, 2005 and 2004 was $91,577, $10,625 and $24,548, respectively. The actual tax benefit realized for tax deductions from stock options exercised during the years 2006, 2005 and 2004 was $32,106, $4,236 and $5,026, respectively. The total intrinsic value of stock options exercised during the years 2006, 2005 and 2004 was $80,384, $11,004 and $12,636, respectively.

	Restricted Stock Units	Weighted Average Grant Price
Balance at December 31, 2005	—	$—
Granted	1,752,925	$33.63
Converted	9,600	$31.59
Forfeited, canceled, or expired	13,550	$31.59
Outstanding at December 31, 2006	1,729,775	$33.66

The weighted-average grant-date fair value of restricted stock units granted during 2006 was $33.63 per share. The Company did not grant restricted stock unit awards prior to 2006.

Total compensation cost related to nonvested awards not yet recognized at December 31, 2006 is approximately $66 million and the weighted period over which it is expected to be recognized is approximately 3.5 years.

14. Employee Benefits

The Company has a 401(k) retirement savings plan (the “401(k) Plan”) covering all eligible employees who have completed one year of service. The 401(k) Plan allows the employees to defer a portion of their annual compensation and the Company may match a portion of the employees’ contributions. For all years presented, the Company matches 100% of the first 3% of eligible employee compensation that was contributed to the plan. For the years ended December 31, 2006, 2005 and 2004, the Company made matching cash contributions to the 401(k) Plan totaling $6.7, $6.2 and $6.0 million, respectively.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

15. Income Taxes

The Company files a consolidated federal income tax return. The income tax provision for the years ended December 31, 2006, 2005 and 2004 comprised the following charges:

	2006	2005	2004
	(In thousands)
Current:
Federal	$144,504	$112,324	$88,833
State	17,753	13,158	9,870
Deferred:
Federal	56,978	50,595	58,964
State	7,001	5,926	6,907
Total	$226,236	$182,003	$164,574

The Company accounts for income taxes under the liability method pursuant to SFAS No. 109 “Accounting for Income Taxes.” Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
Current deferred tax assets:
Accrued severance and litigation	$3,143	$3,280
Accrued vacation	4,550	4,025
Allowances	8,531	8,110
Accrued facility-related costs	1,255	1,355
Accrued insurance	5,008	5,110
Other assets, net	2,858	1,270
Total current deferred tax assets	25,345	23,150

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

15. Income Taxes (Continued)

	2006	2005
	(In thousands)
Long-term deferred tax assets:
Equity loss in unconsolidated subsidiaries	9,898	10,776
Deferred compensation	6,669	2,840
Foreign and state loss carryforwards	6,124	933
Nontemporary decline in investments	34,057	32,014
Other assets, net	1,131	1,105
Long-term deferred tax assets	57,879	47,668
Less: valuation allowance	(31,869)	(32,014)
Total net long-term deferred tax assets	26,010	15,654
Long-term deferred tax liabilities:
Property and equipment, net	40,290	50,594
Intangible assets, net	1,068,833	984,863
Total long-term deferred tax liabilities	1,109,123	1,035,457
Net long-term deferred tax liabilities	$1,083,113	$1,019,803

The Company has a deferred tax asset of $34.1 million relating to the nontemporary decline in the value of its investments in Entravision and the St. Louis/Denver joint venture. This asset is offset by a valuation allowance of $31.9 million because, based on the weight of all available evidence, it is more likely than not that this portion of the deferred tax asset recorded will not be realized.

As a result of various acquisitions, the Company recorded goodwill representing the consideration given in excess of the fair value of net assets acquired. No deferred tax liability is established for goodwill that is not deductible for tax purposes.

For the years ended December 31, 2006, 2005 and 2004, a reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	4.3	4.1	4.1
Wages and benefits	0.0	0.8	0.5
Credits and state refunds	(0.7)	(0.1)	(1.2)
Valuation allowance	0.0	9.5	0.0
Other	0.7	0.0	0.7
Total effective tax rate	39.3%	49.3%	39.1%

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

16. Earnings Per Share

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

	For the Year Ended
	2006	2005	2004
	(In thousands, except share and per share data)
Numerator:
Net income	$349,174	$187,179	$255,883
Denominator:
Denominator for basic earnings per share	306,377,333	315,223,555	322,742,581
Effect of dilutive securities:
Warrants	27,413,872	27,407,437	27,412,547
Stock options	5,074,352	1,814,850	2,864,473
Denominator for diluted earnings per share	338,865,557	344,445,842	353,019,601

Warrants and stock options, which were excluded from the computation of diluted earnings per share due to their antidilutive effect, amounted to 23,842,890, 28,600,326 and 20,971,125 shares for the years ended December 31, 2006, 2005 and 2004, respectively.

On January 13 and December 29, 2006 the Company granted 818,400 restricted stock unit awards and 1,207,100 stock options at the market price of $31.59 and 933,025 restricted stock unit awards at a market price of $35.42, respectively.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

17. Business Segments

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

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net revenue:
Television	$1,605,720	$1,360,694	$1,261,840
Radio	381,547	359,107	328,392
Music	141,065	206,444	178,560
Internet	38,320	26,286	18,143
Consolidated	2,166,652	1,952,531	1,786,935
Direct expenses (excluding depreciation and amortization):
Television	633,431	536,209	488,446
Radio	72,702	65,772	60,121
Music	89,844	115,364	102,316
Internet	13,791	12,628	12,574
Consolidated	809,768	729,973	663,457
Selling, general and administrative expenses (excluding depreciation and amortization):
Television	371,242	335,215	311,916
Radio	165,020	151,985	151,690
Music	48,408	59,595	52,964
Internet	15,049	12,486	12,271
Consolidated	599,719	559,281	528,841
Cost reduction plan:
Television	—	29,993	—
Radio	—	73	—
Music	—	33	—
Internet	—	190	—
Consolidated	—	30,289	—

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

17. Business Segments (Continued)

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Operating income (loss) before depreciation and amortization:
Television	601,047	459,277	461,478
Radio	143,825	141,277	116,581
Music	2,813	31,452	23,280
Internet	9,480	982	(6,702)
Consolidated	757,165	632,988	594,637
Depreciation and amortization:
Television	68,435	66,927	66,029
Radio	12,292	11,649	16,063
Music	7,920	12,877	15,443
Internet	2,144	1,770	3,847
Consolidated	90,791	93,223	101,382
Operating income (loss):
Television	532,612	392,350	395,449
Radio	131,533	129,628	100,518
Music	(5,107)	18,575	7,837
Internet	7,336	(788)	(10,549)
Consolidated	$666,374	$539,765	$493,255
Capital expenditures:
Television	$66,133	$85,505	$105,462
Radio	12,458	14,700	13,074
Music	219	340	681
Internet	1,654	2,008	927
Consolidated	$80,464	$102,553	$120,144
Total assets:
Television	$3,327,653	$3,447,159	$3,552,158
Radio	4,412,597	4,299,197	4,291,074
Music	407,430	371,030	374,330
Internet	18,715	10,950	9,564
Consolidated	$8,166,395	$8,128,336	$8,227,126

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

17. Business Segments (Continued)

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net income, which is the most directly comparable GAAP financial measure, for the year ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(unaudited)
	(In thousands)
Operating income before depreciation and amortization	$757,165	$632,988 (a)	$594,637
Depreciation and amortization	90,791	93,223	101,382
Operating income	666,374	539,765	493,255
Other expense (income):
Interest expense, net	88,105	84,048	66,061
Loss on extinguishment of debt	—	—	467
Amortization of deferred financing costs	2,553	3,309	3,470
Stock dividend	(1,812)	(1,812)	(6,453)
Equity loss in unconsolidated subsidiaries and other	(2,540)	(959)	1,942
Gain on sale of Entravision stock	(1,454)	—	—
Nontemporary decline in fair value of investments	5,200	81,877	—
Noncontrolling interest of variable interest entities	912	4,120	7,311
Provision for income taxes	226,236	182,003	164,574
Net income	$349,174	$187,179	$255,883

(a)           Includes a cost reduction plan charge of $30.3 million.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except share and per-share data, unless otherwise indicated)

18. Quarterly Financial Information (unaudited)

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except share and per-share data)
2006
Net revenues	$449,786	$633,949	$536,055	$546,862	$2,166,652
Net income	$53,903	$107,420	$88,139	$99,712	$349,174
Net income per common share:
Basic	$0.18	$0.35	$0.29	$0.32	$1.14
Diluted	$0.16	$0.32	$0.26	$0.29	$1.03
2005
Net revenues	$433,019	$508,464	$497,499	$513,549	$1,952,531
Net income	$44,478	$36,104	$79,164	$27,433	$187,179
Net income per common share:
Basic	$0.14	$0.11	$0.25	$0.09	$0.59
Diluted	$0.13	$0.10	$0.23	$0.08	$0.54