Form 10-Q
period 2007-03-31
UNIVISION COMMUNICATIONS INC
filed 2007-05-10
CIK 1017008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 95-4398884
(State of Incorporation)	(I.R.S. Employer Identification)

605 Third Avenue, 12th Floor

New York, NY 10158

(Address of principal executive offices)

(212) 455-5200

(Registrant’s telephone number, including area code)

1999 Avenue of the Stars, Suite 3050

Los Angeles, CA 90067

(Former name or former address, if changed since last report)

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

There were 1,000 shares, $0.01 par value, common stock issued and outstanding as of April 13, 2007.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

IND EX

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$320,348	$103,522
Accounts receivable, net	363,999	426,625
Program rights	24,555	27,342
Income taxes receivable	52,778	-
Deferred tax assets	11,814	12,366
Prepaid expenses and other	37,296	36,016
Current assets held for sale	61,262	58,020

Total current assets	872,052	663,891

Property and equipment, net	634,904	590,354
Intangible assets, net	7,430,745	4,298,239
Goodwill	6,990,032	2,002,799
Deferred financing costs, net	333,086	5,494
Program rights	15,519	17,449
Investments in equity method investees	51,217	50,206
Investments in cost method investees	195,312	161,411
Other assets	41,405	19,096
Non-current assets held for sale	357,270	357,456

Total assets	$16,921,542	$8,166,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$187,643	$156,578
Merger related accrued liabilities	216,700	-
Income taxes payable	-	8,159
Accrued interest	16,220	22,435
Accrued license fees	19,394	17,874
Program rights obligations	14,885	15,658
Current portion of long-term debt and capital lease obligations	203,248	202,262
Current liabilities held for sale	64,095	60,742

Total current liabilities	722,185	483,708

Long-term debt	9,771,365	922,169
Capital lease obligations	46,581	47,420
Program rights obligations	13,446	13,876
Deferred tax liabilities	2,352,257	1,084,574
Other long-term liabilities	58,557	53,494
Non-current liabilities held for sale	151	(345)

Total liabilities	12,964,542	2,604,896

Stockholders’ equity:
Common stock, $0.01 par value; 100,000 shares authorized in 2007 and 1,040,000,000 shares authorized in 2006; 1,000 shares issued and outstanding in 2007 and 309,943,277 shares issued and 309,533,633 shares outstanding in 2006	-	3,099
Paid-in-capital	3,957,000	4,268,867
Retained earnings	-	1,305,674
Accumulated other comprehensive losses	-	(1,657)
Treasury stock, at cost, 409,644 shares in 2006	-	(14,484)

Total stockholders’ equity	3,957,000	5,561,499

Total liabilities and stockholders’ equity	$16,921,542	$8,166,395

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2007	2006
Net revenues	$437,266	$402,621

Direct operating expenses (excluding depreciation and amortization)	160,574	150,325
Selling, general and administrative expenses (excluding depreciation and amortization)	144,060	127,780
Merger related expenses	144,181	836
Voluntary contribution per FCC consent decree	24,000	-
Depreciation and amortization	20,122	20,555

Operating expenses	492,937	299,496

Operating (loss) income	(55,671)	103,125
Other expenses (income):
Interest expense, net	17,857	24,624
Loss on extinguishment of debt	1,630	-
Amortization of deferred financing costs	509	839
Stock dividend	(453)	(453)
Equity income in unconsolidated subsidiaries and other	(688)	(632)
Gain on sale of Entravision stock	-	(1,260)

(Loss) income from continuing operations before taxes	(74,526)	80,007
(Benefit) provision for income taxes	(5,943)	27,673

(Loss) income from continuing operations	(68,583)	52,334
Income from discontinued operation, net of income tax	1,563	1,569

Net (loss) income	(67,020)	53,903
Currency translation adjustment	1,657	(261)

Comprehensive (loss) income	$(65,363)	$53,642

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(67,020)	$53,903
Income from discontinued operation	1,563	1,569

(Loss) income from continuing operations	(68,583)	52,334
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:

Depreciation	19,480	19,833
Amortization of intangible assets and deferred financing costs	1,151	1,561
Deferred income taxes	20,478	17,003
Stock dividend	(453)	(453)
Equity income in unconsolidated subsidiaries	(643)	(417)
Loss on sale of property and equipment	133	128
Gain on sale of Entravision stock	-	(1,260)
Share-based compensation	36,475	2,768
Loss on extinguishment of debt	1,630	-
Other non-cash items	243	204
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	62,627	49,744
Program rights	4,716	6,879
Income taxes receivable	(88,517)	3,194
Deferred tax assets	-	(5,293)
Prepaid expenses and other	(23,386)	4,167
Accounts payable and accrued liabilities	94,292	(46,252)
Income taxes payable	58,531	8,549
Accrued interest	(6,215)	(6,002)
Accrued license fees	1,520	(3,015)
Program rights obligations	(1,203)	(2,351)
Other, net	8,515	(672)

Net cash provided by operating activities from continuing operations	120,791	100,649
Net cash provided by operating activities from discontinued operation	249	2,738

Net cash provided by operating activities	121,040	103,387

Cash flows from investing activities:
Acquisitions, net of acquired cash	-	(12,300)
Proceeds from sale of Entravision stock	-	51,100
Capital expenditures	(15,572)	(19,920)
Other, net	(304)	(152)

Net cash provided by investing activities from continuing operations	(15,876)	18,728
Net cash used in investing activities from discontinued operation	(438)	(3,514)

Net cash provided by investing activities	(16,314)	15,214

Cash flows from financing activities:
Proceeds from issuance of long-term debt	9,080,000	236,000
Capital contribution from Buyer	3,957,000	-
Purchase of merger equity	(12,240,699)	-
Repayment of long-term debt	(261,167)	(363,138)
Merger related acquisition costs	(111,614)	-
Purchases of treasury shares	(2,638)	(4)
Proceeds from stock options exercised	16,773	11,833
Income tax benefit from share-based awards	3,818	1,961
Deferred financing costs	(329,373)	(1,484)

Net cash used in financing activities from continuing operations	112,100	(114,832)
Net cash used in financing activities from discontinued operation	-	-

Net cash used in financing activities	112,100	(114,832)

Net increase in cash	216,826	3,769
Cash and cash equivalents, beginning of period (includes $4,932 in 2007 and $36,699 in 2006 of discontinued operation cash)	103,522	99,400

Cash and cash equivalents, end of period (includes $4,743 in 2007 and $36,308 in 2006 of discontinued operation cash)	$320,348	$103,169

Supplemental disclosure of cash flow information:
Interest paid	$22,320	$26,600
Income taxes paid	$731	$7,573

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

1.	Organization of the Company

Univision Communications Inc., together with the subsidiaries through which its businesses are conducted (the “Company” or “Univision”), is the leading Spanish-language media company in the United States and has continuing operations in three business segments: television, radio and Internet. The Company’s television operations include the Univision and TeleFutura networks, the Company’s owned and operated television stations and Galavisión, the Company’s cable television network. Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its owned and operated radio stations and radio network. Univision Online, Inc. (“Univision Online”) operates the Company’s Internet portal, Univision.com.

The Company’s music division, which includes the Univision Records, Fonovisa Records and La Calle labels and Disa Records, S.A. de C.V. (“Disa”), is treated as a discontinued operation for all periods presented. See Note 3. Recent Developments.

2.	Basis of Presentation

Preparation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited, but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2006.

3.	Recent Developments

The Merger

On March 29, 2007, Broadcasting Media Partners, Inc. (“Buyer”, formerly known as Umbrella Holdings, LLC), completed its acquisition of the Company pursuant to the terms of the agreement and plan of merger dated as of June 26, 2006 (the “Merger Agreement”), by and among the Company, Buyer and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), an indirect subsidiary of Buyer. Umbrella Acquisition and Buyer were formed by an investor group that includes affiliates of Madison Dearborn Partners, LLC, Providence Equity Partners Inc., Saban Capital Group, Inc., Texas Pacific Group, and Thomas H. Lee Partners, L.P. (the “Sponsors”). To consummate the acquisition, Umbrella Acquisition was merged (the “Merger”) with and into the Company and the Company was the surviving corporation. Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive $36.25 in cash, without interest.

As a result of the Merger, a new basis of accounting was established at March 29, 2007. In effect, the Buyer’s basis in the Company’s assets and liabilities has been pushed down to the Company’s financial statements as of March 31, 2007. The acquisition was accounted for using the

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

3.	Recent Developments (continued)

purchase method of accounting as though the Merger closed on March 31, 2007 for convenience purposes to align the Merger transaction date to the accounting close date considering the insignificant impact to the statement of operations. The balance sheet as of March 31, 2007 reflects the purchase accounting adjustments related to the Merger. No depreciation and amortization of the purchase accounting adjustments or interest on the new debt related to the Merger is reflected in the statement of income for the three months ended March 31, 2007.

As a result of the Merger, the common stock, par value $0.01 per share, of Umbrella Acquisition that was issued and outstanding immediately prior to the Merger converted into and became one thousand fully paid shares of common stock, par value $0.01 per share, of the Company and constitutes the only outstanding shares of capital stock of the Company. These issued and outstanding shares of the Company are held by Broadcast Media Partners Holdings, Inc. (“Broadcast Holdings”). The issued and outstanding capital stock of Broadcast Holdings is owned by the Buyer.

The total acquisition cost of the Company is calculated as follows:

(In thousands)

Amounts paid to holders of stock, warrants and options:
Common stock	$11,246,893
Warrants owned by Televisa and Venevision	993,806
Stock options	130,181
Restricted stock	25,699

12,396,579
Direct acquisition costs	111,614

Acquisition cost	$12,508,193

The following summarizes the adjustments recorded by the Company to reflect the preliminary estimated fair values of the acquired assets and liabilities assumed by the Buyer at the date of the acquisition:

(In thousands)

Acquisition cost	$12,508,193

Net assets acquired at historical cost	5,609,305
Fair value adjustments to net assets acquired:
Increase in carrying value of property and equipment	48,400
Increase in carrying value of amortizable and unamortizable intangible assets	3,133,147
Increase to deferred tax liabilities due to the difference between the book and the tax bases of assets and liabilities, excluding goodwill	(1,274,895)
Increase in carrying value of Entravision investment	33,448
Increase in carrying value of existing senior notes due 2011	(27,757)
Other	(688)

7,520,960

Increase in goodwill attributable to the acquisition	$4,987,233

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

3.	Recent Developments (continued)

The Company has allocated the purchase price to broadcast licenses, trade names, multiple subscriber operator contracts and relationships, affiliate agreements and relationships, advertiser relationships, land and buildings and liabilities based upon a preliminary evaluation of the fair value of assets and liabilities prepared by a valuation specialist. Due to the preliminary nature of the fair value estimates, the allocation of the purchase price is subject to change and the changes may be material. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations.

Merger Related Expenses

As a result of the Merger, the Company incurred the following Merger related expenses:

(In thousands)

Share-based compensation expense(a)	$ 46,400
Change in control payments to employees	41,857
Advisory success fee	32,786
Legal fees	16,097
Other non-compensation expenses	4,314
Other compensation expenses	2,727

Total Merger related expenses	$ 144,181

(a)	As a result of the merger, the Company accelerated approximately $31.9 million of share-based compensation and expensed change in control share-based compensation of $14.5 million.

Voluntary Contribution Per FCC Consent Decree

On March 27, 2007, the Federal Communications Commission (“FCC”) and Univision entered into a Consent Decree to resolve pending license renewal proceedings where petitioners alleged that certain Univision stations failed to comply with the children’s programming requirements set forth in the Children’s Television Act of 1990 and Section 73.671 of the Commission’s rules. The FCC agreed to terminate the proceedings and grant the stations’ renewal applications, and the Company agreed to make a $24 million voluntary contribution to the United States Treasury. The contribution was accrued as of March 31, 2007 and was paid in April 2007.

Discontinued Operation

Prior to the completion of the Merger on March 29, 2007, the Buyers decided to sell the Company’s music recording and publishing businesses. As a result, the music division results of operations, assets and liabilities are reported as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. The Company expects to use the proceeds from the sale to pay down debt incurred in conjunction with the Merger.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

3.	Recent Developments (continued)

Results of the discontinued operation are as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Income from discontinued operation before taxes	$2,607	$694
Provision (benefit) for income taxes	1,044	(875)

Income from discontinued operation, net of income tax	$1,563	$1,569

	March 31, 2007	December 31, 2006
	(In thousands)

Current assets held for sale	$61,262	$58,020

Non-current assets held for sale:
Property and equipment	$3,244	$3,483
Intangible assets	37,898	39,172
Goodwill	305,337	305,281
Other assets	10,791	9,520

	$357,270	$357,456

Current liabilities held for sale	$64,095	$60,742
Non-current liabilities held for sale	$151	$(345)

The goodwill balance above does not reflect the allocation of goodwill resulting from the Merger. Goodwill resulting from the Merger will be allocated to the business segments when the Company finalizes the purchase price allocation.

4.	Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications, primarily related to the music segment as a discontinued operation, have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, the methods used to measure fair value and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 will be effective for financial statements issued

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

4.	Summary of Significant Accounting Policies (continued)

for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 will a have a material impact on the financial statements of the Company.

5.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the FCC. Over the last five years, all the television and radio licenses that have been up for renewal have been renewed and there has been no compelling challenge to the license renewal. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. The television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the licenses will not be amortized until their useful life is deemed to no longer be indefinite. See Note 3. Recent Developments.

The following is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized and estimated amortization expense for the years 2007 through 2011:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized	(In thousands)

Nielsen contract	$ 5,908	$ -	$ 5,908
Broadcast agreement	6,539	-	6,539
Multiple system operator contracts and broadcast affiliate agreements	1,099,000	-	1,099,000
Advertiser related intangibles, primarily advertiser contracts	50,040	-	50,040
Other amortizable intangibles	1,303	-	1,303

Total	$ 1,162,790	$ -	1,162,790

Intangible Assets Not Being Amortized

Broadcast licenses			5,851,439
Goodwill			6,990,032
Trademarks			414,000
Other intangible assets			2,516

Total			13,257,987

Total Intangible Assets			$ 14,420,777

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

5.	Goodwill and Other Intangible Assets (continued)

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Being Amortized

Nielsen contract	$ 20,700	$ 14,533	$ 6,167
Broadcast agreement	9,892	3,143	6,749
Advertiser related intangibles, primarily advertiser contracts	5,059	5,013	46
Other amortizable intangibles	3,657	2,185	1,472

Total	$ 39,308	$ 24,874	14,434

Intangible Assets Not Being Amortized

Broadcast licenses			4,281,289
Goodwill			2,002,799
Other intangible assets			2,516

Total			6,286,604

Total Intangible Assets, Net			$ 6,301,038

Goodwill will be allocated to the business segments when the Company finalizes the purchase price allocation for the acquisition. See Note 3. Recent Developments.

Estimated amortization expense is as follows:

Year	Amount
(In thousands)

2007	$42,589
2008	55,923
2009	55,329
2010	55,243
2011	55,229
2012	54,927

The Company has various intangible assets that are being amortized on a straight line basis. The Nielsen contract is being amortized through December 2012, a broadcast agreement is being amortized through January 2015, advertiser related intangibles are being amortized through 2017, the multiple system operator contracts and broadcast affiliate agreements are being amortized through 2026 and 2032, respectively, and other amortizable intangible assets have various amortization periods. The Company incurred amortization expense of $0.6 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.

The estimated amortization expense is subject to change because the purchase price allocation is based on a preliminary estimate of value.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

6.	Debt

Long-term debt consists of the following as of:

	March 31, 2007	December 31, 2006
	(In thousands)
Bank revolving credit facility	$-	$180,000
Bank senior secured term loan facility	7,000,000	-
Bank second-lien asset sale bridge loan	500,000	-
Senior notes – 9.75%/10.50% due 2015	1,500,000	-
Senior notes – 7.85% due 2011	525,315	497,439
Senior notes – 3.875% due 2008	246,050	244,730
Senior notes – 3.5% due 2007	198,351	197,541

	9,969,716	1,119,710
Less current portion	(198,351)	(197,541)

Long-term debt	$9,771,365	$922,169

The Company has a new 7 year, $750.0 million senior secured bank revolving credit facility. Any revolving term loan balance will accrue interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (.50%) per annum) plus an applicable margin. The Eurodollar rate is expected to be the three month LIBOR rate. There was no balance outstanding on this facility as of March 31, 2007. Interest is paid on a quarterly basis unless the Company elects a shorter loan term period.

The new bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of March 31, 2007 was 7.6%. Interest is paid on a quarterly basis unless the Company elects a shorter loan term period.

The new bank second-lien asset sale bridge is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of March 31, 2007 was 7.8%. Interest is paid on a quarterly basis unless the Company elects a shorter loan term period.

The new senior notes are 8 year notes totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes will be payable in cash. For any interest period thereafter through March 15, 2012, the Company may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

6.	Debt (continued)

cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. If the Company elects to pay any PIK interest, the principal amount of notes will increase or new notes will be issued in an amount equal to the amount of PIK interest for the applicable interest payment period (rounded up to the nearest whole dollar). PIK interest will be paid at the maturity of the senior notes. The new senior notes will bear interest at 9.75% and PIK interest will accrue at a rate 75 basis points higher or 10.50%. These senior notes pay interest on March 15 and September 15 each year.

The Company has a new 7.5 year, $450 million senior secured draw term loan facility, which is available for a limited time to repay or prepay the Company’s senior notes that were existing prior to the Merger and remain outstanding. There was no balance outstanding on this facility as of March 31, 2007. If this facility is drawn upon, the applicable rate will be the three month LIBOR rate plus the applicable margin under the bank credit agreement. Interest is paid on a quarterly basis unless the Company elects a shorter loan term period.

The Company’s 7.85% senior notes due 2011 have a value of $500 million and bear interest at 7.85% per annum. As a result of the Merger, on March 29, 2007, the Company adjusted the carrying value of these senior notes to their fair value of approximately $525 million. These senior notes pay interest on January 15 and July 15 of each year.

The Company has $200 million of senior notes due in 2007 and $250 million of senior notes due in 2008. The senior notes due 2007 bear interest at the rate of 3.5% per annum and the senior notes due 2008 bear interest at the rate of 3.875% per annum. The interest is payable on both series of senior notes in cash on April 15 and October 15 of each year.

When the Company issued the senior notes due 2007 and 2008, it entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is effective. At March 31, 2007, the Company had a swap liability with a fair value of $5.1 million reported in other long-term liabilities related to this transaction.

As a result of the Merger, on March 29, 2007, the Company wrote-off approximately $1.6 million of deferred financing cost of its old bank credit facility that was repaid in full on March 29, 2007.

Voluntary prepayments of principal amounts outstanding under the new senior secured credit facilities (other than the second-lien asset sale bridge) will be permitted at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the lenders will require compensation for any funding losses and expenses incurred as a result of the prepayment. Voluntary prepayments of principal amounts outstanding under the second-lien asset sale bridge will not be permitted at any time, except to the extent financed with the proceeds of any sale of equity interests by, or any equity contribution to, us or any issuance by us of permitted senior subordinated notes and/or senior unsecured notes on terms to be agreed.

Under the Company’s new senior secured revolving credit facility the Company will be required to maintain a first-lien secured leverage ratio if the revolving credit facility is drawn upon

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

6.	Debt (continued)

beginning in June of 2008. A breach of any covenant contained in either our senior secured credit facilities or the indentures governing the senior notes could result in a default under those agreements. If any such default occurs, the lenders under the new senior secured credit facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indentures governing the senior notes would cause a default under the senior secured credit facilities, and the acceleration of debt under the senior secured credit facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under the senior secured credit facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the senior secured credit facilities, the lenders under these facilities will have the right to proceed against the collateral.

Additionally, the senior secured credit facilities contain certain restrictive covenants which, among other things, limit the incurrence of investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

The subsidiary guarantors under the Company’s senior secured term loan facility and senior notes are all of the Company’s domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. The new senior secured credit facilities (other than the second lien asset sale bridge) are secured by, among other things (A) a first priority security interest in substantially all of the assets of the Company, Broadcast Holdings and the Company’s material restricted domestic subsidiaries, including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory, and other tangible and intangible assets, subject to certain customary exceptions; (B) a pledge of (i) all of the Company’s present and future capital stock and the present and future capital stock of each of the Company’s and each subsidiary guarantor’s direct domestic subsidiaries and (ii) 65% of the voting stock of each of our and each guarantor’s material direct foreign subsidiaries, subject to certain exception including to avoid certain reporting obligations; and (C) all proceeds and products of the property and assets described above. The second lien asset sale bridge is secured by a second priority security interest in all of the assets of the Company, Broadcast Holdings and the Company’s material restricted domestic subsidiaries securing the other secured credit facilities.

The Company’s senior notes due 2007, 2008 and 2011 that were outstanding prior to the Merger and remain outstanding, as a result of the Merger are secured on an equal and ratable basis with the senior secured credit facilities.

In April 2007, the Company entered into a new $5 billion interest rate swap on its variable interest debt. Under the new interest rate swap contract, the Company agreed to receive a floating rate payment for a fixed rate payment.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

7.	Stockholder’s Equity

Changes in Common Stock and Paid-in Capital

As a result of the Merger, all of the Company’s issued and outstanding capital stock is held by Broadcast Holdings and all of the issued and outstanding capital stock of Broadcast Holdings is owned directly, or indirectly through the Buyer, by the Sponsors, co-investors and management participants. Broadcast Holdings owns 1,000 shares of common stock, par value $0.01 per share, of the Company, which constitutes the only outstanding shares of capital stock of the Company.

8.	Televisa Program License Agreement (“PLA”) Litigation

Televisa and the Company are parties to the PLA, which provides the Company’s three television networks with a majority of prime time programming and a substantial portion of their overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by the Company of the PLA, including breach for its alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement (a soccer rights side-letter to the PLA), and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. In June 2005, the Company made a payment under protest to Televisa of $1.5 million. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. The Company does not believe that it is in breach of its agreements with Televisa and certainly not in material breach. On March 15, 2006, the Company made a payment under protest of approximately $6 million related to the Televisa litigation and has made additional payments under protest and other license fee overcharges of approximately $10.9 million in 2005 and 2006. At December 31, 2006, the Company had an accrual of $0.5 million for expenses payable to Televisa under protest. In 2005 and 2006 other license fee overcharges were $2.0 and $1.3 million, respectively. During the quarter ended March 31, 2007, the Company paid Televisa $2.2 million for payments under protest and other license fee overcharges, which contained other license fee overcharges of $0.3 million. At March 31, 2007, the Company had an accrual for $0.7 million for expenses payable to Televisa under protest. The Company seeks recovery of these

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

8.	Televisa PLA Litigation (continued)

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

8.	Televisa PLA Litigation (continued)

Pursuant to a stipulation and order dated November 3, 2006, the federal court appointed a Special Master to oversee discovery matters in the federal case and to make recommendations on certain procedural issues. On December 15, 2006, the Special Master recommended that the federal court extend the discovery completion date to June 29, 2007, and continue the trial date to October 2007. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated January 18, 2007.

The Company continues to defend the litigation and pursue its counterclaims vigorously, and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

9.	Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The impact of adoption was not significant.

The Company had total gross unrecognized tax benefits of $12.8 and $9.4 million as of March 31, 2007 and January 1, 2007, respectively. If the unrecognized tax benefits are recognized in a future period they would not affect the effective income tax rate of that period. The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. As of March 31, 2007, the Company has approximately $2.2 million of accrued interest related to uncertain tax positions. It is reasonably expected the amount of unrecognized tax benefits may change within the next twelve months as a result of conclusion of certain tax audits. The Company does not expect the change to have a significant impact on the results of operations or financial position of the Company.

Univision and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state income tax matters have been concluded for years through 2000 and 2001. Federal income tax returns for 2003 and 2004 are currently under examination.

The Company’s effective tax benefit rate of 7.9% for the three months ended March 31, 2007 is lower than the effective tax rate of 34.6% for the three months ended March 31, 2006 due primarily to the non-deductibility of certain Merger related expenses for the three months ended March 31, 2007.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

10.	Business Segments

The Company’s principal business segment is television, which includes the operations of the Company’s Univision Network, TeleFutura Network, Galavisión and owned-and-operated stations. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company’s corporate expenses are included in its television segment. Presented below is segment information pertaining to the Company’s television, radio and Internet businesses:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net revenues:
Television	$340,944	$323,149
Radio	86,887	72,549
Internet	9,435	6,923

Consolidated	437,266	402,621

Direct operating expenses (excluding depreciation and amortization):
Television	135,974	128,892
Radio	20,839	18,093
Internet	3,761	3,340

Consolidated	160,574	150,325

Selling, general and administrative expenses (excluding depreciation and amortization):
Television	98,402	85,147
Radio	40,847	39,185
Internet	4,811	3,448

Consolidated	144,060	127,780

Merger related expenses:
Television	138,521	836
Radio	5,660	-
Internet	-	-

Consolidated	144,181	836

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

10.	Business Segments (continued)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Voluntary contribution per FCC consent decree:
Television	$24,000	$-
Radio	-	-
Internet	-	-

Consolidated	24,000	-

Operating income (loss) before depreciation and amortization:
Television	(55,953)	108,274
Radio	19,541	15,271
Internet	863	135

Consolidated	(35,549)	123,680

Depreciation and amortization:
Television	16,705	17,176
Radio	2,870	2,876
Internet	547	503

Consolidated	20,122	20,555

Operating income (loss):
Television	(72,658)	91,098
Radio	16,671	12,395
Internet	316	(368)

Consolidated	$(55,671)	$103,125

Capital expenditures:
Television	$12,324	$15,379
Radio	3,090	4,225
Internet	158	316

Consolidated	$15,572	$19,920

	March 31, 2007	December 31, 2006
Total assets:
Television	$12,083,676	$3,314,675
Radio	4,402,820	4,412,597
Internet	11,771	18,715
Discontinued operation	423,275	420,408

Consolidated	$16,921,542	$8,166,395

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

10.	Business Segments (continued)

Reconciliation of Operating (Loss) Income before Depreciation and Amortization to Net (Loss) Income

The Company uses the key indicator of “operating (loss) income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating (loss) income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating (loss) income, net (loss) income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating (loss) income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating (loss) income before depreciation and amortization to net (loss) income, which is the most directly comparable GAAP financial measure, for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Operating (loss) income before depreciation and amortization (a)	$(35,549)	$123,680
Depreciation and amortization	20,122	20,555

Operating (loss) income	(55,671)	103,125
Other expense (income):
Interest expense, net	17,857	24,624
Loss on extinguishment of debt	1,630	-
Amortization of deferred financing costs	509	839
Gain on sale of Entravision stock	-	(1,260)
Stock dividend	(453)	(453)
Equity income in unconsolidated subsidiaries and other	(688)	(632)
(Benefit) provision for income taxes	(5,943)	27,673

(Loss) income from continuing operations	(68,583)	52,334
Income from discontinued operation, net of income tax	1,563	1,569

Net (loss) income	$(67,020)	$53,903

(a)	Operating (loss) income before depreciation and amortization for 2007 includes merger related expenses of $144.2 million and a voluntary contribution per a FCC consent decree of $24.0 million.

Part I, Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Univision Communications Inc., together with its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), has continuing operations in three business segments:

•

Television:    The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations and the Galavisión cable television network. For the three months ended March 31, 2007, the television segment accounted for approximately 78% of the Company’s net revenues.

•

Radio:    Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the three months ended March 31, 2007, the radio segment accounted for approximately 20% of the Company’s net revenues.

•

Internet:    Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the three months ended March 31, 2007, the Internet segment accounted for approximately 2% of the Company’s net revenues.

On March 29, 2007, Broadcasting Media Partners, Inc. (“Buyer”, formerly known as Umbrella Holdings, LLC), completed its acquisition of the Company pursuant to the terms of the agreement and plan of merger dated as of June 26, 2006 (the “Merger Agreement”), by and among the Company, Buyer and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), an indirect subsidiary of Buyer. Umbrella Acquisition and Buyer were formed by an investor group that includes affiliates of Madison Dearborn Partners, LLC, Providence Equity Partners Inc., Saban Capital Group, Inc., Texas Pacific Group, and Thomas H. Lee Partners, L.P. (the “Sponsors”). To consummate the acquisition, Umbrella Acquisition was merged (the “Merger”) with and into the Company and the Company was the surviving corporation. Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive $36.25 in cash, without interest.

As a result of the merger, a new basis of accounting was established at March 29, 2007. In effect, the Buyer’s basis in the Company’s assets and liabilities has been pushed down to the Company’s financial statements as of March 31, 2007. The acquisition was accounted for using the purchase method of accounting as though the Merger closed on March 31, 2007 for convenience purposes to align the Merger transaction date to the accounting close date considering the insignificant impact to the statement of operations.

Prior to the completion of the Merger on March 29, 2007, the Buyers decided to sell the Company’s music recording and publishing businesses and on the date of the Merger obtained a new 2 year bank second-lien asset sale bridge loan totaling $500 million, which we intend to pay down with the proceeds from the sale of the music business and potentially some non-core radio stations. Based on market comparables and independent third party valuations, we expect that the proceeds from these sales will exceed the amount required to repay the $500 million second-lien asset sale bridge.

The music business assets and liabilities are classified as held for sale in the consolidated balance sheet and the results of operations are classified as discontinued operations in the consolidated statement of income.

Description of Net Revenues

Television net revenues are generated from the sale of network, national and local spot advertising time, subscriber fees and sales commissions on national advertising aired on Univision affiliate television stations less agency commissions, music license fees and station compensation paid to an affiliate. Univision Radio’s primary source of revenues is the sale of broadcasting time for advertising, with a majority of revenues coming from local advertising and the remainder primarily from national spot and network advertising. The Internet business derives its revenues primarily from online advertising.

Description of Operating Expenses

Direct operating expenses consist primarily of programming, license fees and news and technical costs. License fees related to our program license agreements (the “Program License Agreements”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”) accounted for approximately 16% of our total direct operating and selling, general and administrative expenses, excluding Merger related expenses for the three months ended March 31, 2007 and 2006.

Televisa Program License Agreement Litigation

Televisa and the Company are parties to a program license agreement (“PLA”) that provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. In June 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa. Televisa’s current claims include breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA (the “Soccer Agreement”), and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. The Company paid Televisa $3.5 million in 2005 and $14.9 million in 2006 for payments under protest and other license fee overcharges. At December 31, 2006, the Company had an accrual of $0.5 million for expenses payable to Televisa under protest. In 2005 and 2006 other license fee overcharges were $2.0 and $1.3 million, respectively. During the quarter ended March 31, 2007, the Company paid Televisa $2.2 million for payments under protest and other license fee overcharges, which contained other license fee overcharges of $0.3 million. At March 31, 2007, the Company had an accrual for $0.7 million for expenses payable to Televisa under protest. Televisa is also seeking a declaration that the Company is in material breach of the PLA and the Soccer Agreement and that Televisa has the right to suspend or terminate its performance under such agreements. We do not believe we are in breach of our agreements with Televisa and certainly not in material breach. The Company has filed an answer and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

Televisa also seeks a declaration that it may transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet.

Pursuant to a stipulation and order dated November 3, 2006, the federal court appointed a Special Master to oversee discovery matters in the federal case and to make recommendations on certain procedural issues. On December 15, 2006, the Special Master recommended that the federal court extend the discovery completion date to June 29, 2007, and continue the trial date to October 2007. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated January 18, 2007.

The Company continues to defend the litigation and pursue its counterclaims vigorously, and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

Merger Related Expenses

The Company will account for its pre-Merger payments primarily as either deferred financing costs as an asset in the balance sheet or Merger-related expenses, which will be expensed in the statement of income. Deferred financing costs will consist of all payments made by the Company in connection with obtaining its new debt, primarily ratings fees, legal fees, audit fees and all costs related to the offering circular and the road show. All other costs will be expensed by the Company as Merger-related costs such as the success and opinion fees, change in control severance payments, the solvency opinion fee, legal fees, audit fees, appraisal fees and tax fees.

The Company’s post-Merger payments related to involuntary termination benefits, including relocation costs, will be capitalized under EITF 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. Other costs are indirect and general expenses related to the Merger.

All buyer Merger-related payments will be accounted under the guideline of SFAS No. 141 Business Combinations, and will be allocated to either to tangible or intangible assets or deferred financing costs with the residual amount recorded to goodwill.

Voluntary Contribution Per FCC Consent Decree

On March 27, 2007, the Federal Communications Commission (“FCC”) and Univision entered into a Consent Decree to resolve pending license renewal proceedings where petitioners alleged that certain Univision stations failed to comply with the children’s programming requirements set forth in the Children’s Television Act of 1990 and Section 73.671 of the Commission’s rules. The FCC agreed to terminate the proceedings and grant the stations’ renewal applications and the Company agreed to make a $24 million voluntary contribution to the United States Treasury. The contribution was accrued as of March 31, 2007 and was paid in April 2007.

Critical Accounting Policies

Certain of the Company’s accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on the Company’s historical experience, terms of existing contracts, the Company’s evaluation of trends in the industry, information provided by the Company’s customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from the Company’s estimates.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its financial statements and changes in these judgments and estimates may impact future results of operations and financial condition.

Program Costs for Television Broadcast

Program costs pursuant to the PLA are expensed monthly by the Company as a license fee, which is based principally on a percentage of the Company’s television combined net time sales, as defined in the PLA. The Company has expensed its payments made under protest to Televisa.

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

Revenue Recognition

Net revenues are comprised of gross revenues from the Company’s television and radio broadcast, cable and Internet businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations, less agency commissions, music license fees paid by television and compensation costs paid to an affiliated television station. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner and sponsorship revenues are recognized ratably over their contract period or as impressions are delivered. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s online properties.

The music business, which is accounted for as a discontinued operation, recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts.

Accounting for Intangibles

Goodwill will be allocated to the various reporting units, which are the operating segments, when the Company finalizes the purchase price allocation. For purposes of performing the impairment test of goodwill, we established the following reporting units: television, radio, and Internet. The Company compares the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company also compares the fair value of indefinite-lived intangible assets to their carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

In accordance with SFAS No. 144 “Accounting for Impairment of Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Program License Agreement

Televisa and Venevision have PLAs with us that provide our three television networks with a substantial amount of programming. The Company currently pays an aggregate license fee of approximately 15% of television net revenues to Televisa and Venevision collectively for their programming, subject to certain upward adjustments. The Company believes that the PLAs and all other agreements with Televisa and Venevision, which were related party transactions prior to the Merger, have been negotiated as arms-length transactions. If the license fee ultimately paid is more than the amount estimated by management, additional license fee expense is recognized.

Results of Operations

Overview

In comparing our results of operations for the three months ended March 31, 2007 (“2007”) with those ended March 31, 2006 (“2006”), the following should be noted:

•

In 2007, the Company incurred Merger related expenses of $144.2 million. The costs are primarily related to legal, banking, change in control severance payments and consulting incurred in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements – 3. Recent Developments.”

•

In 2007, the Company recorded selling, general and administrative expenses of $4.4 million for Televisa litigation costs regarding its PLA and direct operating expenses of $2.2 million for payments made under protest and other license fee overcharges to Televisa. For the three months ended March 31, 2006, the Company recorded selling, general and administrative expenses of $1.4 million for Televisa litigation costs regarding its PLA and direct operating expenses of $2.0 million for payments made under protest and other license fee overcharges to Televisa.

•	In 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

•	In 2007 and 2006, the Company recorded share-based compensation costs of $4.9 and $2.8 million, respectively.

•	In 2007 the Company recorded $2.6 million of finance transformation expenses.

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

Revenues.    Net revenues were $437.3 million in 2007 compared to $402.6 million in 2006, an increase of $34.7 million or 8.6%. The Company’s television segment revenues were $340.9 million in 2007 compared to $323.1 million in 2006, an increase of $17.8 million or 5.5%. The growth was primarily attributable to the Company’s television networks, resulting primarily from an increase in advertising revenues. The owned-and-operated stations also had increased revenues attributable primarily to the Chicago, Miami, New York, Phoenix and San Antonio markets. The Company’s radio segment had revenues of $86.9 million in 2007 compared to $72.5 million in 2006, an increase of $14.4 million or 19.9%. The growth was attributable primarily to the stations in the Los Angeles, Miami, Houston, San Francisco and Chicago markets and increased network revenues. The Company’s Internet segment had revenues of $9.4 million in 2007 compared to $6.9 million in 2006, an increase of $2.5 million or 36.2%, primarily related to an increase in advertisers.

Expenses.    Direct operating expenses increased to $160.6 million in 2007 from $150.3 million in 2006, an increase of $10.3 million or 6.8%. The Company’s television segment direct operating expenses were $136.0 million in 2007 compared to $128.9 million in 2006, an increase of $7.1 million or 5.5%. The increase is due to increased license fee expense of $2.9 million paid under our PLA, increased programming costs of $3.9 million and other costs of $0.3 million. The Company’s radio segment had direct operating expenses of $20.8 million in 2007 compared to $18.1 million in 2006, an increase of $2.7 million or 14.9%. The increase is due to increased programming costs of $2.5 million and technical costs of $0.2 million. The Company’s Internet segment had direct operating expenses of $3.7 million in 2007 compared to $3.3 million in 2006, an increase of $0.4 million or 12.1%. The increase is due primarily to increased technical and programming costs. As a percentage of net revenues, the Company’s direct operating expenses decreased to 36.7% in 2007 from 37.3% in 2006.

Selling, general and administrative expenses increased to $144.1 million in 2007 from $127.8 million in 2006, an increase of $16.3 million or 12.7%. The Company’s television segment selling, general and administrative expenses were $98.4 million in 2007 compared to $85.1 million in 2006, an increase of $13.3 million or 15.6%. The increase is due in part to increased selling costs of $4.5 million, increased Televisa litigation costs of $2.9 million, increased general and administrative compensation costs of $1.1 million and increased research costs of $0.6 million. The Company’s radio segment had selling, general and administrative expenses of $40.8 million in 2007 compared to $39.2 million in 2006, an increase of $1.6 million or 4.1%. The increase is due in part to increased selling costs of $2.9 million net of a decrease in bad debt expense of $1.9 million. The Company’s Internet segment had selling, general and administrative expenses of $4.8 million in 2007 compared to $3.4 million in 2006, an increase of $1.4 million. The increase is due primarily to an increase in bad debt expense of $0.8 million and selling costs of $0.2 million. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased to 32.9% in 2007 from 31.7% in 2006.

Merger related expenses.    For the three months ended March 31, 2007, the Company incurred Merger related expenses of $144.2 million, of which $138.5 million relates to the television segment and $5.7 million relates to the radio segment. The costs are primarily related to legal, banking, change in control severance payments and consulting incurred in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements – 3. Recent Developments.”

Voluntary contribution per FCC consent decree.    For the three months ended March 31, 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

Depreciation and amortization.    Depreciation and amortization decreased to $20.1 million in 2007 from $20.6 million in 2006, a decrease of $0.5 million or 2.4%. The Company’s depreciation expense decreased to $19.5 million in 2007 from $19.9 million in 2006, a decrease of $0.4 million primarily related to decreased capital expenditures. The Company had amortization of intangible assets of $0.6 million and $0.7 million in 2007 and 2006, respectively, a decrease of $0.1 million. Depreciation and amortization expense for the television segment decreased by $0.5 million to $16.7 million in 2007 from $17.2 million in 2006 due to decreased depreciation expense. Depreciation and amortization expense for the radio segment was $2.9 million in 2007 and 2006. Depreciation and amortization expense for the Internet segment was $0.5 million in 2007 and 2006.

Interest expense, net.    Interest expense decreased to $17.9 million in 2007 from $24.6 million in 2006, a decrease of $6.7 million or 27.2%. The decrease is due primarily to a decrease in borrowings from our revolving credit facility. Future interest expense is expected to be much greater as a result of the new debt incurred in connection with the Merger.

Stock dividend.    Equity Broadcasting Corporation stock dividend income was $0.5 million in 2007 and 2006. The Series A convertible preferred stock has a mandatory redemption date of June 8, 2008.

Equity income in unconsolidated subsidiaries and other.    Equity income in unconsolidated subsidiaries and other increased to $0.7 million in 2007 from $0.6 million in 2006, an increase of $0.1 million, due primarily to higher income related to the Company’s equity method investments.

Gain on sale of Entravision stock.    On March 2, 2006, the Company and Entravision Communications Corporation completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate sale price of $51.1 million, or $7.30 per share. The Company recognized a gain on the repurchase transaction of approximately $1.3 million in the first quarter of 2006. This share repurchase transaction, coupled with the January 2006 closing of the Company’s purchase of Entravision’s radio stations serving the San Francisco/San Jose market for approximately 12.6 million shares of Entravision Class U common stock, reduced the Company’s non-voting ownership interest on a fully converted basis in Entravision to approximately 14.8%.

Provision (benefit) for income taxes.    In 2007, the Company reported an income tax benefit of $5.9 million, representing the net of $26.4 million of a current tax benefit and $20.5 million of a deferred tax provision. In 2006, the Company reported an income tax provision of $27.7 million, representing $13.0 million of current tax expense and $14.7 million of deferred tax expense. The effective tax benefit rate was 7.9% in 2007 and the effective tax rate was 34.6% in 2006. The Company’s effective tax benefit rate of 7.9% for 2007 is lower than the effective tax rate of 34.6% for 2006 due primarily to the non-deductibility of certain Merger related expenses.

Operating (loss) income before depreciation and amortization.    The Company uses the key indicator of “operating (loss) income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating (loss) income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating (loss) income, net (loss) income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating (loss) income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating (loss) income before depreciation and amortization to net (loss) income, which is the most directly comparable GAAP financial measure, and to operating (loss) income for the segments for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
	(In thousands)

Operating (loss) income before depreciation and amortization (a)	$(35,549)	$123,680
Depreciation and amortization	20,122	20,555

Operating (loss) income	(55,671)	103,125
Other expense (income):
Interest expense, net	17,857	24,624
Loss on extinguishment of debt	1,630	-
Amortization of deferred financing costs	509	839
Gain on sale of Entravision stock	-	(1,260)
Stock dividend	(453)	(453)
Equity income in unconsolidated subsidiaries and other	(688)	(632)
(Benefit) provision for income taxes	(5,943)	27,673

(Loss) income from continuing operations	(68,583)	52,334
Income from discontinued operation, net of income tax	1,563	1,569

Net (loss) income	$(67,020)	$53,903

	Three Months Ended March 31, 2007
	Consolidated	Television	Radio	Internet
	(In thousands)

Operating (loss) income before depreciation and amortization (a)	$(35,549)	$(55,953)	$19,541	$863
Depreciation and amortization	20,122	16,705	2,870	547

Operating (loss) income	$(55,671)	$(72,658)	$16,671	$316

	Three Months Ended March 31, 2006
	Consolidated	Television	Radio	Internet
	(In thousands)

Operating income before depreciation and amortization	$123,680	$108,274	$15,271	$135
Depreciation and amortization	20,555	17,176	2,876	503

Operating (loss) income	$103,125	$91,098	$12,395	$(368)

(a)	Operating (loss) income before depreciation and amortization for 2007 includes merger related expenses of $144.2 million and a voluntary contribution per a FCC consent decree of $24.0 million.

Liquidity and Capital Resources

Cash Flows

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service will be provided by funds from operations. Capital expenditures historically have been, and we expect will continue to be, provided by funds from operations and by borrowings.

Cash and cash equivalents were $320.3 million at March 31, 2007 and $103.5 million at December 31, 2006. The increase of $216.8 million was attributable to net cash provided from operating activities of $121.0 million, issuance of long-term debt of $9.1 billion, a capital contribution from the buyers of the Company of $3.9 billion and other sources of funds of $13.6 million offset by the purchase of merger equity of $12.2 billion, deferred financing costs of $329.0 million, net bank repayments of $261.2 million, merger related acquisition costs of $112.0 million and capital expenditures of $15.6 million.

The Buyers have advised the Company that they intend to divest certain non-core assets subsequent to the Merger, including our music recording and publishing businesses and potentially some non-core radio stations. These businesses contributed approximately $15 million of operating income before depreciation and amortization for the year 2006. Based on market comparables and independent third party valuations, we expect that the proceeds from these sales will exceed the amount required to repay the $500 million second-lien asset sale bridge.

Capital Expenditures

Capital expenditures totaled $15.6 million for the three months ended March 31, 2007. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. For the year 2007, the Company plans on spending a total of approximately $92.0 million, which consists of $18.0 million for television station facilities; $14.0 million for Univision Network upgrades and facilities expansion; $13.0 million primarily for radio station facility upgrades; $2.0 million for TeleFutura Network upgrades and facilities expansion; and approximately $45.0 million primarily for normal capital improvements.

Debt Instruments

The Company has a new 7 year, $750.0 million senior secured bank revolving credit facility. Any revolving term loan balance will accrue interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (.50%) per annum) plus an applicable margin. The Eurodollar rate is expected to be the three month LIBOR rate. There was no balance outstanding on this facility as of March 31, 2007. Interest is paid on a quarterly basis unless the Company elects a shorter loan term period.

The new bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of March 31, 2007 was 7.6%. Interest is paid on a quarterly basis unless the Company elects a shorter loan term period.

The new bank second-lien asset sale bridge is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of March 31, 2007 was 7.8%. Interest is paid on a quarterly basis unless the Company elects a shorter loan term period.

The new senior notes are 8 year notes totaling $1.5 billion and accrues interest at a fixed rate. The initial interest payment on these notes will be payable in cash. For any interest period thereafter through March 15, 2012, we may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. If we elect to pay any PIK interest, we will increase the principal amount of notes or issue new notes in an amount equal to the amount of PIK interest for the applicable interest payment period (rounded up to the nearest whole dollar). PIK interest will be paid at the maturity of the senior notes. The new senior notes bear interest at 9.75% and PIK interest will accrue at the rate 75 basis points higher or 10.50%. These senior notes pay interest on March 15 and September 15 each year.

The Company has a new 7.5 year, $450 million senior secured draw term loan facility, which is available for a limited time to repay or prepay the Company’s senior notes that were existing prior to the Merger and remain outstanding. There was no balance outstanding on this facility as of March 31, 2007. If this facility is drawn upon, the applicable rate will be the three month LIBOR rate plus the applicable margin under the bank credit agreement. Interest will be paid on a quarterly basis unless the Company elects a shorter loan term period.

The Company’s 7.85% senior notes due 2011 have a value of $500 million and bear interest at 7.85% per annum. These senior notes pay interest on January 15 and July 15 of each year.

The Company has $200 million of senior notes due in 2007 and $250 million of senior notes due in 2008. The senior notes due 2007 bear interest at the rate of 3.5% per annum and the senior notes due 2008 bear interest at the rate of 3.875% per annum. The interest is payable on both series of senior notes in cash on April 15 and October 15 of each year.

When the Company issued these senior notes due 2007 and 2008, it entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is effective. At March 31, 2007, the Company had a swap liability with a fair value of $5.1 million reported in other long-term liabilities related to this transaction.

Voluntary prepayments of principal amounts outstanding under the new senior secured credit facilities (other than the second-lien asset sale bridge) will be permitted at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the lenders will require compensation for any funding losses and expenses incurred as a result of the prepayment. Voluntary prepayments of principal amounts outstanding under the second-lien asset sale bridge will not be permitted at any time, except to the extent financed with the proceeds of any sale of equity interests by, or any equity contribution to, us or any issuance by us of permitted senior subordinated notes and/or senior unsecured notes on terms to be agreed.

Under our new senior secured revolving credit facility we will be required to maintain a first-lien secured leverage ratio if the revolving credit facility is drawn upon beginning in June 2008. A breach of any covenant contained in either our senior secured credit facilities or the indentures governing the senior notes could result in a default under those agreements. If any such default occurs, the lenders under the new senior secured credit facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the senior secured credit facilities, and the acceleration of debt under the senior secured credit facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under our senior secured credit facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under our senior secured credit facilities, the lenders under these facilities will have the right to proceed against the collateral.

Additionally, the senior secured credit facilities contain certain restrictive covenants which, among other things, limit the incurrence of investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

The subsidiary guarantors under the Company’s senior secured term loan facility and senior notes are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. The new senior secured credit facilities (other than the second lien asset sale bridge) is secured by, among other things (A) a first priority security interest in substantially all of the assets of the Company, Broadcast Holdings and the Company’s material restricted domestic subsidiaries, including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory, and other tangible and intangible assets, subject to certain customary exceptions; (B) a pledge of (i) all of the Company’s present and future capital stock and the present and future capital stock of each of the Company’s and each subsidiary guarantor’s direct domestic subsidiaries and (ii) 65% of the voting stock of each of our and each guarantor’s material direct foreign subsidiaries, subject to certain exception including to avoid certain reporting obligations; and (C) all proceeds and products of the property and assets described above. The second lien asset sale bridge is secured by a second priority security interest in all of the assets of the Company, Broadcast Holdings and the Company’s material restricted domestic subsidiaries securing the other secured credit facilities.

The Company’s senior notes due 2007, 2008 and 2011 that were outstanding prior to the Merger and remain outstanding, as a result of the Merger are secured on an equal and ratable basis with the senior secured credit facilities.

In April 2007, the Company entered into a new $5 billion interest rate swap on its variable interest debt. Under the new interest rate swap contract, the Company agreed to receive a floating rate payment for a fixed rate payment.

Acquisitions

The Company continues to explore acquisition opportunities to complement and capitalize on its existing business and management. The purchase price for any future acquisitions may be paid with (a) cash derived from operating cash flow, (b) proceeds available under bank facilities, (c) proceeds from future debt offerings, or (d) any combination thereof.

Contractual Obligations and Other Pending Transactions

Puerto Rico Lease

The Company is party to a lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the second half of 2008. The term of the lease is 50 years. The sum of the lease payments will be approximately $74 million over 50 years.

World Cup Rights

On November 2, 2005, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2010 and 2014 Fédération Internationale de Football Association (“FIFA”) World Cup soccer games and other 2007-2014 FIFA events. A series of payments totaling $325.0 million are due over the term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. As the Company makes each payment, the next scheduled payment under the contract will be supported by a letter of credit.

Entravision Investment

As part of the consent decree pursuant to which the United States Department of Justice approved our acquisition of Hispanic Broadcasting Corporation, we are required to sell enough of our Entravision stock so that our ownership of Entravision, on a fully converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 15% by March 26, 2006 and 10% by March 26, 2009. As of March 31, 2007, the Company owned 17,152,729 shares of Entravision Class U common stock, which is 14.8% of the outstanding Entravision stock on a fully converted basis.

Below is a summary of the Company’s major contractual payment obligations as of March 31, 2007:

Major Contractual Obligations

As of March 31, 2007

	Payments Due By Period
(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Senior notes principal	$200,000	$250,000	$-	$-	$500,000	$1,500,000	$2,450,000
Senior notes interest-fixed (a)	92,750	185,500	185,500	185,500	185,500	511,875	1,346,625
Senior notes interest-variable (b)	23,901	13,306	-	-	-	-	37,207
Bank term loan	-	-	-	-	-	7,000,000	7,000,000
Bank term loan interest	397,425	529,900	529,900	529,900	529,900	1,457,225	3,974,250
Second-lien asset sale bridge term loan	-	-	500,000	-	-	-	500,000
Second-lien asset sale bridge term loan interest	29,325	39,100	6,517	-	-	-	74,942
Operating leases	33,176	33,890	31,398	29,217	27,502	130,322	285,505
Capital leases	5,445	8,277	8,277	8,277	8,277	99,807	138,360
Programming (c)	64,515	52,806	61,110	96,115	25,560	180,454	480,560
Research services (d)	26,775	26,616	21,393	21,038	22,352	3,763	121,937
Music license fees	11,654	9,681	6,476	-	-	-	27,811
Other	2,216	2,709	1,926	1,248	176	3,341	11,616

	$887,182	$1,151,785	$1,352,497	$871,295	$1,299,267	$10,886,787	$16,448,813

(a)	Interest expense does not assume that the Company will exercise the PIK option available under its new $1.5 billion senior note.
(b)	Interest expense is based on the LIBOR rate at March 31, 2007.
(c)	Amounts exclude the license fees that will be paid in accordance with the Program License Agreement, which is based primarily on 15% of Combined Net Time Sales. Amounts include broadcast rights’ costs for the 2006, 2010, and 2014 World Cup and other FIFA events.
(d)	In the first quarter of 2006, Univision Network and TeleFutura Network became available on Nielsen’s national ratings service, Nielsen Television Index (NTI), which provides television ratings for all of the major U.S. networks. The total cost associated with these subscriptions is approximately $5.0 million with payments ending in August 2007.

The funds for any payments discussed above are expected to come from cash from operations and/or borrowings from the Company’s revolving credit facility.

Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations listed below, the Company believes that its cash flow from operations, together with available cash and available borrowings under the revolving portion of the new bank credit facility will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital expenditures for a period that includes at least the next 12 months.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	failure to service our debt;

•	risks associated with cancellations, reductions or postponements of advertising;

•	lack of audience acceptance of our content;

•	our reliance on Televisa for a significant amount of our network programming and our pending litigation with Televisa;

•	the dependence of our programming and music businesses on popular acceptance;

•	geographic concentration of the U.S. Hispanic population;

•	piracy of our programming and other content;

•	our ability to respond to rapid changes in technology;

•	changes in U.S. communications laws or other regulations;

•	our failure to reach agreement with cable operators on acceptable “retransmission consent terms” or new laws or regulations that eliminate or limit the scope of “must carry” rights;

•	vigorous enforcement or enhancement of Federal Communications Commission, or FCC, indecency and other program content rules;

•	our inability to realize the full value of our significant goodwill;

•	our inability to realize anticipated cost savings;

•	our inability to implement and upgrade effectively our accounting and operations support systems;

•	our dependence on the performance of our senior executives;

•	the control of our Company by the Buyers following consummation of the Transactions;

•	our inability to recover payments under protest and license fee overcharges;

•	our inability to receive incremental amount of estimated rate increases from a satellite television provider

•	unanticipated interruption of our broadcasting for any reason, including natural disasters and acts of terrorism; and

•	other factors are set forth under Item 1A. “Risk Factors” in this document.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3.	Quan titative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company’s overall interest rate exposure is on $450.0 million of its senior notes and $2 billion of its bank term loans outstanding at March 31, 2007. A change of 10% in interest rates would have an impact of approximately $21.0 million on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued four- and five-year senior notes due 2007 and 2008 in an aggregate principal amount of $450.0 million. The Company’s 3.5% and 3.875% senior notes have values of $200.0 and $250.0 million, respectively. The senior notes pay interest on April 15 and October 15 of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is perfectly effective. At March 31, 2007, the Company had a swap liability of $5.1 million reported in other long-term liabilities related to this transaction.

Under the interest rate swap contract, the Company agreed to receive a fixed rate payment for a floating rate payment. Since the fair value hedge is effective under the guidelines of Financial Accounting Standards Board No. 133 Accounting for Derivative Instruments and Hedging Activities, the changes in the fair value of interest rate swap are expected to offset the changes in the fair value of the senior notes. On a quarterly basis, the Company adjusts the carrying amount of the swap to its fair value and adjusts the carrying amount of the senior notes by the same amount to reflect the change in its fair value attributable to the hedged risk. The Company monitors the credit ratings of the counter party and obtains fair value swap valuations from the counter parties and third parties on a quarterly basis.

In April 2007, the Company entered into a new $5 billion interest rate swap on its variable interest debt. Under the new interest rate swap contract, the Company agreed to receive a floating rate payment for a fixed rate payment.

Item 4.	Co ntrols and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

As of March 31, 2007, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Televisa PLA Litigation

Televisa and the Company are parties to the PLA, which provides the Company’s three television networks with a majority of prime time programming and a substantial portion of their overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by the Company of the PLA, including breach for its alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement (a soccer rights side-letter to the PLA), and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa seeks monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. In June 2005, the Company made a payment under protest to Televisa of $1.5 million. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006—after several extensions of time granted by the Company—Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, we responded to Televisa’s purported notice of material breaches. In our response, we asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. The Company does not believe that it is in breach of its agreements with Televisa and certainly not in material breach. On March 15, 2006, the Company made a payment under protest of approximately $6 million related to the Televisa litigation and has made additional payments under protest and other license fee overcharges of approximately $10.9 million in 2005 and 2006. At December 31, 2006, the Company had an accrual of $0.5 million for expenses payable to Televisa under protest. In 2005 and 2006 other license fee overcharges were $2.0 and $1.3 million, respectively. During the quarter ended March 31, 2007, the Company paid Televisa $2.2 million for payments under protest and other license fee overcharges, which contained other license fee overcharges of $0.3 million. At March 31, 2007, the Company had an accrual for $0.7 million for expenses payable to Televisa under protest. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the Filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new proposed Complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new proposed Complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

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

Pursuant to a stipulation and order dated November 3, 2006, the federal court appointed a Special Master to oversee discovery matters in the federal case and to make recommendations on certain procedural issues. On December 15, 2006, the Special Master recommended that the federal court extend the discovery completion date to June 29, 2007, and continue the trial date to October 2007. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated January 18, 2007.

The Company continues to defend the litigation and pursue its counterclaims vigorously, and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

Item 1A.	Risk Factors

There have been no material changes in the discussion pertaining to the risk factors that was provided in the December 31, 2006 Annual Report on Form 10-K, other than the ones mentioned below:

Our substantial indebtedness could adversely affect our operations and your investment in the senior notes.

As a result of the Merger, we have a significant amount of indebtedness. As of March 31, 2007, we have outstanding total indebtedness of approximately $10 billion, including capital lease obligations and the new $1.5 billion senior notes. In addition, we have available $750 million (without giving effect to the existing letters of credit) of additional borrowing capacity under our new senior revolving credit facility.

Our substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due, in respect of our indebtedness, including the senior notes. Our substantial debt could also have other significant consequences. For example, it could:

•	increase our vulnerability to general adverse economic, competitive and industry conditions;

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes on satisfactory terms or at all;

•

require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the funds available to us for operations and any future business opportunities;

•	expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under our new senior secured credit facilities, will be at variable rates of interest;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our planning flexibility for, or ability to react to, changes in our business and the industries in which we operate;

•	limit our ability to adjust to changing market conditions; and

•	place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

If we fail to make any required payment under our new senior secured credit facilities or to comply with any of the financial and operating covenants included in the new senior secured credit facilities, we will be in default. Lenders under such facilities could then vote to accelerate the maturity of the indebtedness and foreclose upon our and our subsidiaries’ assets securing such indebtedness. Other creditors might then accelerate other indebtedness. If any of our creditors accelerate the maturity of their indebtedness, we may not have sufficient assets to satisfy our obligations under the new senior secured credit facilities or our other indebtedness.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although one of the indentures governing the senior notes and our new senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, we have up to $750 million (without giving effect to the existing letters of credit) of borrowings available under our new senior secured revolving credit facility. In addition, we may, at our option, subject to certain conditions, increase the senior credit facilities in an amount not to exceed $750 million. Moreover, none of our indentures imposes any limitation on our incurrence of liabilities that are not considered “Indebtedness” under the indenture, nor do they impose any limitation on liabilities incurred by subsidiaries, if any, that might be designated as “unrestricted subsidiaries.” If we incur additional debt above the levels in effect upon the closing of the Merger, the risks associated with our substantial leverage would increase.

Our ability to generate the significant amount of cash needed to service our debt and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Our ability to make payments on and refinance our debt, including the senior notes, amounts borrowed under our new senior secured credit facilities and other financial obligations, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facilities or otherwise in amounts sufficient to enable us to service our indebtedness, including the senior notes and borrowings under our senior secured credit facilities or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. Any of these remedies may not, if necessary, be effected on commercially reasonable terms, or at all. In addition, the indenture governing the new senior notes and the credit agreement for our senior secured credit facilities may restrict us from adopting any of these alternatives. Because of these and other factors beyond our control, we may be unable to pay the principal, premium, if any, interest or other amounts on our indebtedness.

Restrictive covenants in the senior secured credit facilities and the indentures may restrict our ability to pursue our business strategies.

Our senior secured credit facilities and the indentures governing our senior notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These agreements governing our indebtedness include covenants restricting, among other things, our ability to:

•	incur or guarantee additional debt or issue certain preferred stock;

•	pay dividends or make distributions on our capital stock or redeem, repurchase or retire our capital stock or subordinated and certain other debt;

•	make certain investments;

•	create liens on our or our subsidiary guarantors’ assets to secure debt;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the senior notes;

•	make capital expenditures;

•	enter into transactions with affiliates;

•	merge or consolidate with another person or sell or otherwise dispose of all or substantially all of our assets;

•	sell assets, including capital stock of our subsidiaries;

•	alter the business that we conduct; and

•	designate our subsidiaries as unrestricted subsidiaries.

Under the Company’s new senior secured revolving credit facility the Company will be required to maintain a first-lien secured leverage ratio if the revolving credit facility is drawn upon beginning in June of 2008. A breach of any covenant contained in either our senior secured credit facilities or the indentures governing the senior notes could result in a default under those agreements. If any such default occurs, the lenders under the new senior secured credit facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indentures governing the senior notes would cause a default under the senior secured credit facilities, and the acceleration of debt under the senior secured credit facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at that time). The lenders under the senior secured credit facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the senior secured credit facilities, the lenders under these facilities will have the right to proceed against the collateral.

If we are unable to implement and upgrade effectively our accounting and operations support systems we will be unable to provide outstanding customer service, we may lose customers and our ability to monitor our businesses may be impaired.

In connection with our efforts to eliminate redundancy and improve back-office efficiency, we intend to create a centralized shared service center that will use a new enterprise resource planning system as its accounting and operations support system. Our accounting and operations support systems are crucial to our ability to manage our business, control and monitor costs, provide customer service, and achieve operating efficiencies. Our accounting records, sales and other core operating and financial data are generated by these systems and the accuracy of this data depends on the quality of manual and automated entry and system integration. Adjustments arising out of our new system implementation efforts may impair our ability to monitor our businesses and have a material adverse effect on our business, results of operations and financial condition in the future.

Our business depends on the performance of our senior executives.

Our business depends on the efforts, abilities and expertise of our senior executives. These individuals are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and identifying business opportunities. The loss of one or more of these key individuals could impair our business and development until qualified replacements are found. We cannot assure you that these individuals could quickly be replaced with persons of equal experience and capabilities. Although we have employment agreements with certain of these individuals, we could not prevent them from terminating their employment with us.

We are controlled by the Buyers, whose interests may not be aligned with ours or yours.

We are controlled by the Buyers, and therefore the Buyers have the power to control our affairs and policies, including entering into mergers, sales of substantially all of our assets and other extraordinary transactions as well as decisions to issue shares, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. The interests of the Buyers could conflict with your interests in material respects. Furthermore, the Buyers are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our businesses. The Buyers may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Buyers continue to own a significant amount of our outstanding capital stock, they will continue to be able to strongly influence or effectively control our decisions.

Item	6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc. (5)

3.1	Certificate of Merger, dated March 28, 2007.

3.2	Amended and Restated Certificate of Incorporation of the Company

3.3	Amended and Restated Bylaws of the Company

4.1	Form of specimen stock certificate

4.2	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee(1)

4.3	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee(1)

4.4	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011(3)

4.5	Form of Officer’s Certificate for the Company’s 2006, 2007 and 2008 Senior Notes(4)

4.6	Form of Supplemental Indenture for the Company’s Senior Notes Due 2006, 2007, and 2008(4)

4.7	Form of 3.500% Senior Notes Due 2007(4)

4.8	Form of Guarantee to Senior Notes Due 2007(4)

4.9	Form of 3.875% Senior Notes Due 2008(4)

4.10	Form of Guarantee to Senior Notes Due 2008(4)

4.11	Indenture dated as of March 29, 2007 between Umbrella Acquisition and Wells Fargo Bank, National Association, as trustee

4.12	First Supplemental Indenture, dated as March 29, 2007 among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee.

10.1	Credit Agreement dated March 29, 2007, among Umbrella Acquisition and Univision of Puerto Rico, Inc., as borrowers, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch as administrative agent and collateral agent

10.2	Form of First-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1)

10.3	Form of Second-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1)

10.4	Form of First-Lien Trademark Security Agreement (included in Exhibit 10.1)

10.5	Form of Second-Lien Trademark Security Agreement (included in Exhibit 10.1)

10.6	Form of First-Lien Copyright Security Agreement (included in Exhibit 10.1)

10.7	Form of Second-Lien Copyright Security Agreement (included in Exhibit 10.1)

10.8	Principal Investors Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Principal Investor signatories thereto.

10.9	Stockholders Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain Stockholder signatories thereto.

Exhibit Number	Description

10.10	Participation, Registration Rights, and Coordination Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain Stockholder signatories thereto.

10.11	Management Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Madison Dearborn Partners IV, L.P., Madison Dearborn Partners V-B, L.P., Providence Equity Partners V Inc., Providence Equity Partners L.L.C., KSF Corp., THL Managers VI, LLC and TPG Capital, L.P.

10.12	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Joseph Uva

10.13	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Ray Rodriguez

10.14	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Andrew Hobson

10.15	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Douglas Kranwinkle

10.16	Form of Indemnification Agreement for Outside Directors

10.17	Broadcasting Media Partners, Inc. 2007 Equity Incentive Plan

10.18	Form of Restricted Stock Award Agreement

10.19	Form of Restricted Stock Unit Award Agreement

10.20	Form of Notice of Restricted Stock Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva

10.21	Form of Notice of Restricted Stock Unit Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 (File No. 333-71426-01)
(2)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 13, 2002
(3)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-3 filed on September 30, 2003 (File No. 333-105933)
(4)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed October 15, 2003
(5)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 28, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC. (Registrant)

May 10, 2007	By	/s/ PETER H. LORI
Peter H. Lori
Corporate Controller and Chief Accounting Officer