Form 10-Q
period 2007-06-30
UNIVISION COMMUNICATIONS INC
filed 2007-08-09
CIK 1017008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007	Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 95-4398884
(State of Incorporation)	(I.R.S. Employer Identification)

605 Third Avenue, 12th Floor

New York, NY 10158

(Address of principal executive offices)

(212) 455-5200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    YES  ☐    NO  ☒ .

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

Act).    YES  ☐    NO  ☒ .

There were 1,000 shares, $0.01 par value, common stock issued and outstanding as of July 13, 2007.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

INDEX

		Page
Part I - Financial Information:

Item 1.	Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2007, March 31, 2007 and the six months ended June 30, 2006 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2007, March 31, 2007 and the six months ended June 30, 2006 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

Part II - Other Information:

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	45
Item 6.	Exhibits	49

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,948	$103,522
Accounts receivable, net	471,795	426,625
Program rights	26,821	27,342
Income taxes receivable	57,419	-
Deferred tax assets	19,537	12,366
Prepaid expenses and other	33,350	36,016
Current assets held for sale	50,799	58,020

Total current assets	802,669	663,891

Property and equipment, net	680,152	590,354
Intangible assets, net	7,138,887	4,298,239
Goodwill	7,115,411	2,002,799
Deferred financing costs, net	316,775	5,494
Program rights	16,415	17,449
Investments in equity method investees	52,037	50,206
Investments in cost method investees	180,689	161,411
Other assets	102,030	19,096
Non-current assets held for sale	366,940	357,456

Total assets	$16,772,005	$8,166,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$189,332	$156,578
Income taxes payable	-	8,159
Accrued interest	152,375	22,435
Accrued license fees	19,652	17,874
Program rights obligations	17,778	15,658
Current portion of long-term debt and capital lease obligations	203,330	202,262
Current liabilities held for sale	57,969	60,742

Total current liabilities	640,436	483,708

Long-term debt	9,765,525	922,169
Capital lease obligations	45,761	47,420
Program rights obligations	13,579	13,876
Deferred tax liabilities	2,255,609	1,084,574
Other long-term liabilities	57,659	53,494
Non-current liabilities held for sale	12,151	(345)

Total liabilities	12,790,720	2,604,896

Stockholders’ equity:
Common stock, $0.01 par value; 100,000 shares authorized in 2007 and 1,040,000,000 shares authorized in 2006; 1,000 shares issued and outstanding in 2007 and 309,943,277 shares issued and 309,533,633 shares outstanding in 2006	-	3,099
Paid-in-capital	3,973,022	4,268,867
Retained (deficit) earnings	(19,551)	1,305,674
Accumulated other comprehensive income (loss)	27,814	(1,657)
Treasury stock, at cost, 409,644 shares in 2006	-	(14,484)

Total stockholders’ equity	3,981,285	5,561,499

Total liabilities and stockholders’ equity	$16,772,005	$8,166,395

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,
	2007	2006
Net revenues	$562,208	$603,661

Direct operating expenses (excluding depreciation and amortization)	171,098	230,989
Selling, general and administrative expenses (excluding depreciation and amortization)	158,315	142,739
Merger related expenses	4,204	6,555
Depreciation and amortization	40,868	20,599

Operating expenses	374,485	400,882

Operating income	187,723	202,779
Other expenses (income):
Interest expense, net	200,555	23,914
Amortization of deferred financing costs	13,263	606
Stock dividend	(184)	(453)
Equity income in unconsolidated subsidiaries and other	(792)	(495)

(Loss) income from continuing operations before taxes	(25,119)	179,207
(Benefit) provision for income taxes	(8,712)	69,506

(Loss) income from continuing operations	(16,407)	109,701
Loss from discontinued operation, net of income tax	(3,144)	(2,281)

Net (loss) income	(19,551)	107,420
Unrealized gain on hedging activities, net of tax	27,837	-
Currency translation adjustment	(24)	(408)

Comprehensive income	$8,262	$107,012

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007	Six Months Ended June 30, 2006
Net revenues	$562,208	$437,266	$1,006,282

Direct operating expenses (excluding depreciation and amortization)	171,098	160,574	381,312
Selling, general and administrative expenses (excluding depreciation and amortization)	158,315	144,060	270,520
Merger related expenses	4,204	144,181	7,392
Voluntary contribution per FCC consent decree	-	24,000	-
Depreciation and amortization	40,868	20,122	41,153

Operating expenses	374,485	492,937	700,377

Operating income (loss)	187,723	(55,671)	305,905
Other expenses (income):
Interest expense, net	200,555	17,857	48,538
Loss on extinguishment of debt	-	1,630	-
Amortization of deferred financing costs	13,263	509	1,446
Stock dividend	(184)	(453)	(906)
Equity income in unconsolidated subsidiaries and other	(792)	(688)	(1,128)
Gain on sale of Entravision stock	-	-	(1,260)

(Loss) income from continuing operations before taxes	(25,119)	(74,526)	259,215
(Benefit) provision for income taxes	(8,712)	(5,943)	97,180

(Loss) income from continuing operations	(16,407)	(68,583)	162,035
(Loss) income from discontinued operation, net of income tax	(3,144)	1,563	(712)

Net (loss) income	(19,551)	(67,020)	161,323
Unrealized gain on hedging activities, net of tax	27,837	-	-
Currency translation adjustment	(24)	1,657	(669)

Comprehensive income (loss)	$8,262	$(65,363)	$160,654

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net (loss) income	$(19,551)	$(67,020)	$161,323
(Loss) income from discontinued operation	(3,144)	1,563	(712)

(Loss) income from continuing operations	(16,407)	(68,583)	162,035
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:

Depreciation	19,885	19,480	39,709
Amortization of intangible assets and deferred financing costs	34,246	1,151	2,890
Deferred income taxes	6,469	20,478	29,272
Share-based compensation	1,429	36,475	6,116
Other non-cash items	(766)	910	(2,470)
Changes in operating assets and liabilities:
Accounts receivable, net	(107,795)	62,627	(128,758)
Program rights	(3,162)	4,716	4,667
Deferred tax assets	-	-	(6,262)
Prepaid expenses and other	(5,033)	(23,386)	34,120
Accounts payable and accrued liabilities	(50,633)	91,478	(6,672)
Income taxes	(15,601)	(29,986)	33,033
Accrued interest	136,155	(6,215)	(1,805)
Accrued license fees	259	1,520	(3,440)
Program rights obligations	3,026	(1,203)	(559)
Other, net	(11,194)	8,515	(1,379)

Net cash (used in) provided by operating activities from continuing operations	(9,122)	117,977	160,497
Net cash (used in) provided by operating activities from discontinued operation	(4,542)	3,063	(13,325)

Net cash (used in) provided by operating activities	(13,664)	121,040	147,172

Cash flows from investing activities:
Acquisition of radio stations	-	-	(12,445)
Capital expenditures	(15,727)	(15,572)	(49,358)
Proceeds from sale of Entravision stock	-	-	51,100
Proceeds from sale of investment	19,589	-	-
Other, net	(21)	(304)	(289)

Net cash provided by (used in) investing activities from continuing operations	3,841	(15,876)	(10,992)
Net cash used in investing activities from discontinued operation	(72)	(438)	(4,900)

Net cash provided by (used in) investing activities	3,769	(16,314)	(15,892)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	9,080,000	270,000
Payment for share-based awards	(180,060)	-	-
Capital contribution from management	14,593	-	-
Capital contribution from Buyer	-	3,957,000	-
Purchase of merger equity	-	(12,240,699)	-
Repayment of long-term debt	(1,192)	(261,167)	(418,055)
Purchases of treasury shares	-	(2,638)	(17)
Proceeds from stock options exercised	-	16,773	23,081
Income tax benefit from share-based awards	-	3,818	4,145
Deferred financing costs	(801)	(329,373)	(1,493)
Merger related acquisition cost	(45)	(111,614)	-

Net cash (used in) provided by financing activities from continuing operations	(167,505)	112,100	(122,339)
Net cash provided by (used in) financing activities from discontinued operation	-	-	-

Net cash (used in) provided by financing activities	(167,505)	112,100	(122,339)

Net (decrease) increase in cash	(177,400)	216,826	8,941
Cash and cash equivalents, beginning of period	320,348	103,522	99,400

Cash and cash equivalents, end of period	$142,948	$320,348	$108,341

Supplemental disclosure of cash flow information:
Interest paid	$72,190	$22,320	$41,979
Income taxes paid	$4,490	$731	$37,626

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

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

The condensed consolidated financial statements and notes present the financial position and results of operations using the new basis of accounting due to the merger transaction, more fully described in Note 3. Recent Developments, with a black line separating that information from the financial position and the results of operations using the basis of accounting used prior to the merger transaction.

3.	Recent Developments

The Merger

On March 29, 2007, Broadcasting Media Partners, Inc. (“Buyer”, formerly known as Umbrella Holdings, LLC), completed its acquisition of the Company pursuant to the terms of the agreement and plan of merger dated as of June 26, 2006 (the “Merger Agreement”), by and among the Company, Buyer and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), a subsidiary of Buyer. Umbrella Acquisition and Buyer were formed by an investor group that includes affiliates of Madison Dearborn Partners, LLC, Providence Equity Partners Inc., Saban Capital Group Inc., Texas Pacific Group, and Thomas H. Lee Partners, L.P. (collectively the “Sponsors”). To consummate the acquisition, Umbrella Acquisition was merged (the “Merger”) with and into the Company and the Company was the surviving corporation. Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive $36.25 in cash, without interest.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

3.	Recent Developments (continued)

As a result of the Merger, a new basis of accounting was established at March 29, 2007. In effect, the Buyer’s basis in the Company’s assets and liabilities has been pushed down to the Company’s financial statements as of March 31, 2007. The acquisition was accounted for using the purchase method of accounting as though the Merger closed on March 31, 2007 for convenience purposes to align the Merger transaction date to the accounting close date, considering the insignificant impact to the statement of operations. The statement of operations for the three months ended June 30, 2007 includes depreciation and amortization of the purchase accounting adjustments and interest on the new debt related to the Merger.

As a result of the Merger, the common stock, par value $0.01 per share, of Umbrella Acquisition that was issued and outstanding immediately prior to the Merger converted into and became one thousand fully paid shares of common stock, par value $0.01 per share, of the Company and constitutes the only outstanding shares of capital stock of the Company. These issued and outstanding shares of the Company are held by Broadcast Media Partners Holdings, Inc. (“Broadcast Holdings”). The issued and outstanding capital stock of Broadcast Holdings is owned by Buyer.

The total acquisition cost of the Company is calculated as follows:

(In thousands)
Amounts paid to holders of stock, warrants and options:
Common stock	$11,246,893
Warrants owned by Televisa and Venevision	993,806
Stock options	130,181
Restricted stock	25,699

12,396,579
Direct acquisition costs	111,659

Acquisition cost	$12,508,238

The following is a condensed balance sheet disclosing the preliminary amounts assigned to each major asset and liability caption of the acquired entity at the acquisition date:

March 31, 2007

(In thousands)
ASSETS
Current assets	$871,759
Property and equipment, net	684,246
Intangible assets, net	7,159,849
Goodwill	7,115,411
Deferred financing costs	329,238
Other non-current assets	682,115

Total assets	$16,842,618

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

3.	Recent Developments (continued)

March 31, 2007

(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$724,394
Long-term debt	9,771,365
Deferred tax liabilities	2,264,965
Other long-term liabilities	124,894

Total liabilities	12,885,618
Stockholder’s equity	3,957,000

Total liabilities and stockholder’s equity	$16,842,618

Merger Related Expenses

As a result of the Merger, the Company incurred the following Merger related expenses:

	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007
	(In thousands)

Share-based compensation expense	$-	$46,400	(a)
Change in control payments to employees	1,528	41,857
Advisory success fee	-	32,786
Legal fees	554	16,097
Other non-compensation expenses	1,499	4,314
Other compensation expenses	623	2,727

Total Merger related expenses	$4,204	$144,181

(a)	As a result of the Merger, the Company accelerated approximately $31.9 million of share-based compensation and expensed change in control share-based compensation of $14.5 million.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

3.	Recent Developments (continued)

FCC agreed to terminate the proceedings and grant the stations’ renewal applications, and the Company agreed to make a $24 million voluntary contribution to the United States Treasury. The contribution was accrued as of March 31, 2007 and was paid in April 2007.

Discontinued Operation

Prior to the completion of the Merger on March 29, 2007, the Sponsors decided to sell the Company’s music recording and publishing businesses. As a result, the music division results of operations, assets and liabilities are reported as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. The Company expects to use the proceeds from the sale to pay down debt incurred in conjunction with the Merger.

Results of the discontinued operation are as follows:

	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
		(In thousands)
(Loss) income from discontinued operation before taxes	$(5,148)	$2,607	$(4,148)	$(3,454)
(Benefit) provision for income taxes	2,004	1,044	1,867	(2,742)

(Loss) income from discontinued operation, net of income tax	$(3,144)	$1,563	$(2,281)	$(712)

	June 30, 2007	December 31, 2006

	(In thousands)
Current assets held for sale	$50,799	$58,020

Non-current assets held for sale:
Property and equipment	$3,052	$3,483
Intangible assets	50,616	39,172
Goodwill	301,997	305,281
Other assets	11,275	9,520

	$366,940	$357,456

Current liabilities held for sale	$57,969	$60,742
Non-current liabilities held for sale	$12,151	$(345)

4.	Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications, primarily related to the music segment as a discontinued operation, have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

4.	Summary of Significant Accounting Policies (continued)

fair value, the methods used to measure fair value and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the financial statements of the Company.

5.	Related Party Transactions

On March 29, 2007, the Company entered into a management agreement with the Buyer and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the three months ended June 30, 2007 is $5 million and it is included in selling, general and administrative expenses on the statement of operations.

The Sponsors are private investment firms that have investments in companies that may do business with Univision. No individual Sponsor has a controlling interest in Univision and they may have a controlling interest or an interest with significant influence with a company that does business with Univision. In the opinion of management, all business conducted by Univision with companies that the Sponsors have an ownership in are arms length transactions entered into in the ordinary course of business.

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists. The television and radio broadcast licenses have an indefinite life because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the FCC. Over the last five years, all the television and radio licenses that have been up for renewal have been renewed. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. The television and radio broadcast licenses and the related cash flows are expected to continue indefinitely. These indefinite cash flows indicate that the broadcast licenses have an indefinite useful life. Therefore, the licenses will not be amortized unless circumstances change indicating their useful life is deemed to no longer be indefinite.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

6.	Goodwill and Other Intangible Assets (continued)

The following is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, goodwill, estimated amortization expense for the years 2007 through 2012, and goodwill by segment:

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Being Amortized

Nielsen contract	$5,908	$259	$5,649
Broadcast agreement	6,539	210	6,329
Multiple system operator contracts and relationships and broadcast affiliate agreements and relationships	966,200	10,631	955,569
Advertiser related intangibles, primarily advertiser relationships	81,240	1,651	79,589
Other amortizable intangibles	22,507	8,232	14,275

Total	$1,082,394	$20,983	1,061,411

Intangible Assets Not Being Amortized

Broadcast licenses			5,466,255
Trademarks			608,683
Other intangible assets			2,538

Total			6,077,476

Total intangible assets, net			$7,138,887

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Being Amortized

Nielsen contract	$20,700	$14,533	$6,167
Broadcast agreement	9,892	3,143	6,749
Advertiser related intangibles, primarily advertiser contracts	5,059	5,013	46
Other amortizable intangibles	3,657	2,185	1,472

Total	$39,308	$24,874	14,434

Intangible Assets Not Being Amortized
Broadcast licenses			4,281,289
Other intangible assets			2,516

Total			4,283,805

Total intangible assets, net			$4,298,239

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

6.	Goodwill and Other Intangible Assets (continued)

Estimated amortization expense is as follows:

Year	Amount
(In thousands)

2007	$59,997
2008	51,556
2009	50,996
2010	50,993
2011	50,979
2012	50,677

The Company has various intangible assets that are being amortized on a straight line basis. The Nielsen contract is being amortized through December 2012, a broadcast agreement is being amortized through January 2015, advertiser related intangibles are being amortized through 2026, the multiple system operator contracts and relationships and broadcast affiliate agreements and relationships are being amortized through 2027 and 2031, respectively, and other amortizable intangible assets are being amortized through 2010. The Company incurred amortization expense of $20.9 million and $21.6 million, and $0.7 million and $1.4 million for the three and six months ended June 30, 2007 and 2006, respectively.

Goodwill as of June 30, 2007 is as follows:

	Segments
	Television	Radio	Internet	Total
	(In thousands)

Goodwill	$5,760,856	$1,250,604	$103,951	$7,115,411

7.	Debt

Long-term debt consists of the following as of:

	June 30, 2007	December 31, 2006
	(In thousands)
Bank revolving credit facility	$-	$180,000
Bank senior secured term loan facility	7,000,000	-
Bank second-lien asset sale bridge loan	500,000	-
Senior notes – 9.75%/10.50% due 2015	1,500,000	-
Senior notes – 7.85% due 2011	524,040	497,439
Senior notes – 3.875% due 2008	241,485	244,730
Senior notes – 3.5% due 2007	198,248	197,541

	9,963,773	1,119,710
Less current portion	(198,248)	(197,541)

Long-term debt	$9,765,525	$922,169

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

7.	Debt (continued)

The Company has a 7 year, $750.0 million senior secured bank revolving credit facility. Any revolving term loan balance will accrue interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is expected to be the three month LIBOR rate. There was no balance outstanding on this facility as of June 30, 2007. Interest is paid on a quarterly basis unless the Company elects a shorter period.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of June 30, 2007 was 7.6%. Interest is paid on a quarterly basis unless the Company elects a shorter period.

In April 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. Under the interest rate swap contract, the Company agreed to receive a floating rate payment for a fixed rate payment. This interest rate swap is accounted for as a cash flow hedge that is highly effective. As of June 30, 2007, the Company had a swap asset totaling $46.4 million, which is included in other assets on the balance sheet.

The bank second-lien asset sale bridge is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of June 30, 2007 was 7.8%. Interest is paid on a quarterly basis unless the Company elects a shorter period.

The 9.75% senior notes are 8 year notes totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes will be payable in cash. For any interest period thereafter through March 15, 2012, the Company may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. If the Company elects to pay any PIK interest, the principal amount of notes will increase or new notes will be issued in an amount equal to the amount of PIK interest for the applicable interest payment period (rounded up to the nearest whole dollar). PIK interest will be paid at the maturity of the senior notes. The senior notes bear interest at 9.75% and PIK interest will accrue at a rate 75 basis points higher or 10.50%. These senior notes pay interest on March 15th and September 15th each year, beginning September 15, 2007.

The Company’s $500 million 7.85% senior notes due 2011 bear interest at 7.85% per annum. These senior notes pay interest on January 15th and July 15th of each year.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

7.	Debt (continued)

The Company has $250 million of senior notes due in 2008 and $200 million of senior notes due in 2007. The senior notes due 2008 bear interest at the rate of 3.875% per annum and the senior notes due 2007 bear interest at the rate of 3.5% per annum. The interest is payable on both series of senior notes in cash on April 15th and October 15th of each year.

When the Company issued the senior notes due 2007 and 2008, it entered into an interest rate swap contract where the Company agreed to receive a fixed rate payment for a floating rate payment. This interest rate swap is accounted for as a fair value hedge that is highly effective. At June 30, 2007, the Company had a swap liability with a fair value of $5.4 million reported in other long-term liabilities related to these contracts.

The Company has a 7.5 year, $450 million senior secured draw term loan facility, which is available for a limited time to repay or prepay the Company’s senior notes that were existing prior to the Merger and remain outstanding. There was no balance outstanding on this facility as of June 30, 2007. If this facility is drawn upon, the applicable rate will be the three month LIBOR rate plus the applicable margin under the bank credit agreement. Interest is paid on a quarterly basis unless the Company elects a shorter period.

Voluntary prepayments of principal amounts outstanding under the senior secured credit facilities will be permitted at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the lenders will require compensation for any funding losses and expenses incurred as a result of the prepayment. Voluntary prepayments of principal amounts outstanding under the second-lien asset sale bridge will not be permitted at any time, except to the extent the payment is made with the proceeds of any sale of equity interests by, or any equity contribution to, us or any issuance by us of permitted senior subordinated notes and/or senior unsecured notes on terms to be agreed upon.

The senior secured credit facilities, the bank second-lien asset sale bridge and the senior notes contain various covenants and restrictions and a breach of any covenant or restriction could result in a default under those agreements. If any such default occurs, the lenders of the senior secured credit facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indentures governing the senior notes would cause a default under the senior secured credit facilities, and the acceleration of debt under the senior secured credit facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under the senior secured credit facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the senior secured credit facilities, the lenders under these facilities will have the right to proceed against the collateral.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

7.	Debt (continued)

The subsidiary guarantors under the Company’s senior secured term loan facility and senior notes are all of the Company’s domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. The senior secured term loan facility and senior notes (other than the second lien asset sale bridge) are secured by, among other things (a) a first priority security interest in substantially all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory, and other tangible and intangible assets, subject to certain customary exceptions; (b) a pledge of (i) all of the Company’s present and future capital stock and the present and future capital stock of each of the Company’s and each subsidiary guarantor’s direct domestic subsidiaries and (ii) 65% of the voting stock of each of our and each guarantor’s material direct foreign subsidiaries, subject to certain exception including to avoid certain reporting obligations; and (c) all proceeds and products of the property and assets described above. The second lien asset sale bridge is secured by a second priority security interest in all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, securing the other secured credit facilities.

The Company’s senior notes due 2007, 2008 and 2011 that were outstanding prior to the Merger and remain outstanding, as a result of the Merger are secured on an equal and ratable basis with the senior secured credit facilities.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

8.	Stockholders’ Equity

Changes in Common Stock and Paid-in Capital

As a result of the Merger, all of the Company’s issued and outstanding capital stock is held by Broadcast Holdings and all of the issued and outstanding capital stock of Broadcast Holdings is owned directly, or indirectly through the Buyer, by the Sponsors, and management participants. Broadcast Holdings owns 1,000 shares of common stock, par value $0.01 per share, of the Company, which constitutes the only outstanding shares of capital stock of the Company.

9.	Share-Based Compensation

In the second quarter 2007, the Company granted 736,631 restricted stock awards to certain executive officers. These awards have both time and performance based features and various vesting periods ranging from 2.5 to 7 years. The fair value of these awards is based on a valuation appraisal prepared for the Company by an independent appraisal firm. The fair values are based on the same per share value and are in the same proportion as the classes of Company securities that were purchased by Umbrella Acquisition as of the closing date of the Merger.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

9.	Share-Based Compensation (continued)

The total fair value of the awards granted to the executive officers is approximately $11.6 million and the Company amortized approximately $1.4 million for the three months ended June 30, 2007. Total compensation cost related to non-vested awards not yet recognized at June 30, 2007 is approximately $10.2 million and the weighted average period over which it is expected to be recognized is approximately 2.25 years. Share-based compensation cost will be charged to income (loss) on a straight-line basis over the requisite service period, which is generally the vesting period.

At the effective date of the Merger, all unvested restricted stock units that were granted by the Company prior to the Merger automatically ceased to exist and each holder of an unvested restricted stock unit ceased to have any rights with respect thereto. In accordance with the Merger Agreement, the Buyer is required to create an equity incentive plan with comparable value in the aggregate promptly after the Merger. As of June 30, 2007, no share-based instruments were granted related to this obligation, therefore, the Company did not charge the statement of operations for any equity compensation related to this obligation of the Buyer.

10.	Televisa Program License Agreement (“PLA”) Litigation

Televisa and the Company are parties to the PLA, which provides the Company’s three television networks with a majority of prime time programming and a substantial portion of their overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by the Company of the PLA, including breach for its alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement (a soccer rights side-letter to the PLA), and a claim that the Company has not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use the Company’s unsold advertising inventory. Televisa sought monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against the Company’s alteration of Televisa programming without Televisa’s consent. In June 2005, the Company made a payment under protest to Televisa of $1.5 million. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006, after several extensions of time granted by the Company, Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, the Company responded to Televisa’s purported notice of material breaches. In the Company’s response, the Company asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. The Company does not believe that it is in breach of its agreements with Televisa and certainly not in material breach.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

10.	Televisa PLA Litigation (continued)

The Company has recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $9.6, $9.3, $2.2 million and $0.3 million for the years ending December 31, 2005, 2006 and the three months ended March 31 and June 30, 2007, respectively. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

On May 5, 2006, the Company filed its Answer to the Second Amended Complaint, denying Televisa’s principal substantive allegations, denying liability, and asserting various affirmative defenses. On May 12, 2006, the Court reset the discovery cut-off date in the case for December 29, 2006, and the trial date for June 19, 2007. On May 22, 2006, the Company filed its First Amended Counterclaims, which added a claim for declaratory relief that the Company was not in material breach of the PLA or the Soccer Agreement and that it had received inadequate notice of any alleged breaches. Televisa sent a letter on June 2, 2006, notifying the Company that the 90-day cure period had expired for certain breaches alleged in Televisa’s February 16, 2006 notice of purported material breaches under the PLA and the Soccer Agreement. In that June 2, 2006 letter, Televisa contended that because the Company had purportedly failed to cure these and other breaches, some of which Televisa asserted were not susceptible of being cured, Televisa therefore had the right to terminate the PLA, the Soccer Agreement, and a related guaranty given by Grupo Televisa to the Company. Televisa indicated, however, that it was not at that time exercising its purported termination rights and that it was seeking a declaration of its right to terminate, in the litigation between the companies.

On July 19, 2006, Televisa filed a complaint in Los Angeles Superior Court seeking a judicial declaration that on and after December 19, 2006, it may, without liability to Univision, transmit or permit others to transmit any programming that is licensed to the Company under the PLA into the United States from Mexico over or by means of the Internet. The Company was served with the complaint on July 21, 2006. The Company filed a motion to dismiss or stay this action on August 21, 2006. In response to the motion, Televisa stipulated to stay the Superior Court action, and the Court entered the stay on January 11, 2007.

On August 18, 2006, the Company filed a motion for leave to file its Second Amended Counterclaims, which include a newly-added claim for a judicial declaration that on and after December 19, 2006, Televisa may not transmit or permit others to transmit any programming that is licensed to the Company under the PLA into the United States over or by means of the Internet. Televisa opposed the motion. On October 5, 2006, the Court granted Univision’s motion for leave to file its Second Amended Counterclaims.

On September 21, 2006, Televisa sent the Company an additional notice of purported breaches under the PLA. The new notice alleged breaches relating to the Company’s sale of advertising time in connection with certain types of programs. The notice also purported to supplement Televisa’s previous breach claims with respect to the Company’s editing of Televisa programming.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

10.	Televisa PLA Litigation (continued)

On November 15, 2006, Televisa filed a motion seeking a separate trial of the Company’s Internet counterclaim. The Company opposed Televisa’s motion and on December 6, 2006, the Court denied the motion.

Pursuant to a stipulation and order dated November 3, 2006, the Court appointed a Special Master to oversee discovery matters in the federal case and to make recommendations on certain procedural issues. On December 15, 2006, the Special Master recommended that the Court extend the discovery completion date to June 29, 2007, and continue the trial date to October 2007. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated January 18, 2007.

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The Court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007.

The Company continues to defend the litigation and pursue its counterclaims vigorously, and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

11.	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The impact of adoption was not significant.

The Company had total gross unrecognized tax benefits of $18.8 and $12.8 million as of June 30, 2007 and March 31, 2007, respectively. The change in the Company’s gross unrecognized tax benefits of $6.0 million from March 31, 2007 to June 30, 2007 is the net result of the conclusion of certain tax audits and the identification of uncertain tax positions during that period. If the unrecognized tax benefits are recognized in a future period they would not change the effective income tax rate of that respective period. The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. As of June 30, 2007, the Company has approximately $1.4 million of accrued interest related to uncertain tax positions.

Univision and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all material state income tax matters have been concluded for years through 2001.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

11. Income Taxes (continued)

The Company’s effective tax benefit rate of 34.7% for the three months ended June 30, 2007 is lower than the effective tax rate of 38.8% for the three months ended June 30, 2006 since the Company’s permanent non-deductible tax differences reduced the tax benefit that resulted from the pre-tax loss in the current quarter.

The Company’s effective tax benefit rate of 14.7 % for the six months ended June 30, 2007 is lower than the effective tax rate of 37.5 % for the six months ended June 30, 2006 due primarily to the pre-tax loss and non-deductibility of certain merger related expenses for the six months ended June 30, 2007.

12.	Business Segments

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

	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net revenues:
Television	$433,661	$340,944	$489,022	$812,171
Radio	117,067	86,887	104,289	176,838
Internet	11,480	9,435	10,350	17,273

Consolidated	562,208	437,266	603,661	1,006,282

Direct operating expenses (excluding depreciation and amortization):
Television	$147,159	$135,974	$210,328	$339,219
Radio	20,335	20,839	17,328	35,421
Internet	3,604	3,761	3,333	6,672

Consolidated	171,098	160,574	230,989	381,312

Selling, general and administrative expenses (excluding depreciation and amortization):
Television	108,942	98,402	96,305	181,452
Radio	45,462	40,847	42,506	81,692
Internet	3,911	4,811	3,928	7,376

Consolidated	158,315	144,060	142,739	270,520

Merger related expenses:
Television	3,612	138,521	6,539	7,375
Radio	592	5,660	16	17
Internet	-	-	-	-

Consolidated	4,204	144,181	6,555	7,392

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

12.	Business Segments (continued)

	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Voluntary contribution per FCC consent decree:
Television	-	24,000	-	-
Radio	-	-	-	-
Internet	-	-	-	-

Consolidated	-	24,000	-	-

Operating income (loss) before depreciation and amortization:
Television	173,948	(55,953)	175,850	284,125
Radio	50,678	19,541	44,439	59,708
Internet	3,965	863	3,089	3,225

Consolidated	228,591	(35,549)	223,378	347,058

Depreciation and amortization:
Television	36,266	16,705	17,003	34,178
Radio	2,566	2,870	3,062	5,938
Internet	2,036	547	534	1,037

Consolidated	40,868	20,122	20,599	41,153

Operating income (loss):
Television	137,682	(72,658)	158,847	249,947
Radio	48,112	16,671	41,377	53,770
Internet	1,929	316	2,555	2,188

Consolidated	$187,723	$(55,671)	$202,779	$305,905

Capital expenditures:
Television	$13,019	$12,324	$25,819	$41,198
Radio	2,439	3,090	3,039	7,264
Internet	269	158	580	896

Consolidated	$15,727	$15,572	$29,438	$49,358

			June 30, 2007	December 31, 2006
Total assets:
Television			$11,766,059	$3,314,675
Radio			4,401,310	4,412,597
Internet			177,646	18,715
Discontinued operation			426,990	420,408

Consolidated			$16,772,005	$8,166,395

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

12.	Business Segments (continued)

Reconciliation of Operating Income before Depreciation and Amortization to Net (Loss) Income

The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net (loss) income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies.

In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net (loss) income, which is the most directly comparable U.S. GAAP financial measure, for the three months ended June 30, 2007, March 31, 2007, June 30, 2006 and the six months ended June 30, 2006:

	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Operating income (loss) before depreciation and amortization(a)	$228,591	$(35,549)	$223,378	$347,058
Depreciation and amortization	40,868	20,122	20,599	41,153

Operating income (loss)	187,723	(55,671)	202,779	305,905
Other expense (income):
Interest expense, net	200,555	17,857	23,914	48,538
Loss on extinguishment of debt	-	1,630	-	-
Amortization of deferred financing costs	13,263	509	606	1,446
Stock dividend	(184)	(453)	(453)	(906)
Equity income in unconsolidated subsidiaries and other	(792)	(688)	(495)	(1,128)
Gain on sale of Entravision stock	-	-	-	(1,260)
(Benefit) provision for income taxes	(8,712)	(5,943)	69,506	97,180

(Loss) income from continuing operations	(16,407)	(68,583)	109,701	162,035
(Loss) income from discontinued operation, net of income tax	(3,144)	1,563	(2,281)	(712)

Net (loss) income	$(19,551)	$67,020	$107,420	$161,323

(a)	Operating income (loss) before depreciation and amortization for the three months ended March 31, 2007 includes Merger related expenses of $144.2 million and a voluntary contribution per a FCC consent decree of $24.0 million.

Part I, Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Information presented for the six months ended June 30, 2007 represent the sum of the amounts for the three months ended March 31, 2007 and the three months ended June 30, 2007. See “Notes to Condensed Consolidated Financial Statements—2. Basis of Presentation.”

Univision Communications Inc., together with its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), has continuing operations in three business segments:

•

Television:    The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations and the Galavisión cable television network. For the six months ended June 30, 2007, the television segment accounted for approximately 78% of the Company’s net revenues.

•

Radio:    Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the six months ended June 30, 2007, the radio segment accounted for approximately 20% of the Company’s net revenues.

•

Internet:    Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the six months ended June 30, 2007, the Internet segment accounted for approximately 2% of the Company’s net revenues.

On March 29, 2007, Broadcasting Media Partners, Inc. (“Buyer”, formerly known as Umbrella Holdings, LLC), completed its acquisition of the Company pursuant to the terms of the agreement and plan of merger dated as of June 26, 2006 (the “Merger Agreement”), by and among the Company, Buyer and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), a subsidiary of Buyer. Umbrella Acquisition and Buyer were formed by an investor group that includes affiliates of Madison Dearborn Partners, LLC, Providence Equity Partners Inc., Saban Capital Group Inc., Texas Pacific Group, and Thomas H. Lee Partners, L.P. (collectively the “Sponsors”). To consummate the acquisition, Umbrella Acquisition was merged (the “Merger”) with and into the Company and the Company was the surviving corporation. Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive $36.25 in cash, without interest.

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

The Company intends to divest certain non-core assets, including our music recording and publishing businesses and potentially some non-core television and radio stations and excess real estate. The Company obtained a 2 year bank second-lien asset sale bridge loan totaling $500 million, which we intend to pay down with the proceeds from the sale of the music business and potentially some non-core television and radio stations and excess real estate. Based on market comparables and independent third party valuations, we expect that the proceeds from these sales will exceed the amount required to repay the $500 million second-lien asset sale bridge.

The music business assets and liabilities are classified as held for sale in the consolidated balance sheet and the results of operations are classified as discontinued operations in the consolidated statement of operations.

Description of Net Revenues

Television net revenues are generated from the sale of network, national and local spot advertising time, subscriber fees and sales commissions on national advertising aired on Univision affiliate television stations less agency commissions, music license fees and station compensation paid to affiliates. Univision Radio’s primary source of revenues is the sale of broadcasting time for advertising, with a majority of revenues coming from local advertising and the remainder primarily from national spot and network advertising. The Internet business derives its revenues primarily from online advertising.

Description of Operating Expenses

Direct operating expenses consist primarily of programming, license fees and news and technical costs. License fees related to our program license agreements (the “PLA”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”) accounting for approximately 17% and 15% of our total direct operating and selling, general and administrative expenses, excluding Merger related expenses for the six months ended June 30, 2007 and 2006, respectively.

Televisa Program License Agreement Litigation

Televisa and the Company are parties to the PLA, which provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. In June 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa. Televisa’s current claims include breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA (the “Soccer Agreement”), and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa sought monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. The Company has recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $9.6, $9.3, $2.2 million and $0.3 million for the years ending December 31, 2005, 2006 and the three months ended March 31 and June 30, 2007, respectively. Televisa is also seeking a declaration that the Company is in material breach of the PLA and the Soccer Agreement and that Televisa has the right to suspend or terminate its performance under such agreements. We do not believe we are in breach of our agreements with Televisa and certainly not in material breach. The Company has filed an answer and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007.

The Company continues to defend the litigation and pursue its counterclaims vigorously, and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

Merger Related Expenses

The Company accounted for its pre-Merger payments primarily as either deferred financing costs as an asset in the balance sheet or merger related expenses, which were expensed in the statement of operations. Deferred financing costs consist of all payments made by the Company in connection with obtaining its new debt, primarily ratings fees, legal fees, audit fees and all costs related to the offering circular and the road show. All other costs were expensed in the statement of operations by the Company as merger related expenses such as the success and opinion fees, change in control severance payments, the solvency opinion fee, legal fees, audit fees, appraisal fees and tax fees.

The Company’s post-Merger payments related to involuntary termination benefits, including relocation costs, were capitalized under EITF 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. Other costs such as indirect and general expenses related to the Merger were expensed in the statement of operations.

All Buyer Merger-related expenditures were accounted for under the guideline of SFAS No. 141 Business Combinations, and were allocated to tangible or intangible assets, deferred financing costs or goodwill.

Voluntary Contribution Per FCC Consent Decree

On March 27, 2007, the FCC and Univision entered into a Consent Decree to resolve pending license renewal proceedings where petitioners alleged that certain Univision stations failed to comply with the children’s programming requirements set forth in the Children’s Television Act of 1990 and Section 73.671 of the Commission’s rules. The FCC agreed to terminate the proceedings and grant the stations’ renewal applications and the Company agreed to make a $24 million voluntary contribution to the United States Treasury. The contribution was accrued as of March 31, 2007 and was paid in April 2007.

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

Program Costs for Television Broadcast

Program costs pursuant to the PLAs are expensed monthly by the Company as a license fee, which is based principally on a percentage of the Company’s television combined net time sales, as defined in the PLA. The Company has expensed its payments made under protest to Televisa. Depending on the outcome of the litigation, the Company may recover some or all of these payments. Also, the Company may be required to pay additional license fees on certain programming that is currently being excluded from the license fee calculation.

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

Revenue Recognition

Net revenues are comprised of gross revenues from the Company’s television and radio broadcast, cable and Internet businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations, less agency commissions, music license fees paid by television and compensation costs paid to affiliated television stations. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner and sponsorship revenues are recognized ratably over their contract period or as impressions are delivered. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s online properties.

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

In accordance with SFAS No. 144 Accounting for Impairment of Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Results of Operations

Overview

In comparing our results of operations for the three and six months ended June 30, 2007 (“2007”) with those ended June 30, 2006 (“2006”), the following should be noted:

•

During the three months ended June 30, 2006, the Company’s Television segment aired most of its 2006 World Cup games, which generated revenues and costs that did not exist in 2007. During the three months ended June 30, 2006, the 2006 FIFA World Cup contributed an estimated $84.7 of incremental net revenue, $80.5 of programming costs and an estimated $4.2 million of incremental operating income before depreciation and amortization, respectively.

•

For the three months ended June 30, 2007 and 2006, the Company incurred Merger related expenses of $4.2 and $6.6 million, respectively. For the six months ended June 30, 2007 and 2006, the Company incurred Merger related expenses of $148.4 and $7.4 million, respectively.

•	In the first quarter of 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

•

For the three months ended June 30, 2007 and 2006, the Company recorded selling, general and administrative expenses of $6.3 and $2.3 million, respectively, for Televisa litigation costs regarding its PLA and direct operating expenses of $.3 and $4.5 million, respectively, for payments made under protest and other license fee overcharges to Televisa. For the six months ended June 30, 2007 and 2006, the Company recorded selling, general and administrative expenses of $10.7 and $3.7 million, respectively, for Televisa litigation costs regarding its PLA and direct operating expenses of $2.5 and $6.5 million, respectively, for payments made under protest and other license fee overcharges to Televisa.

•

In the second quarter of 2007, the Company recorded a management fee expense of $5 million payable to the Sponsors. See “Notes to Condensed Consolidated Financial Statements – 5. Related Party Transactions.”

•

For the three and six months ended June 30, 2007, the Company recorded share-based compensation expense of $1.4 and $6.3 million, respectively. For the three and six months ended June 30, 2006, the Company recorded share-based compensation of $3.4 and $6.2 million, respectively.

•	For the three and six months ended June 30, 2007, the Company recorded $2.1 and $4.6 million of finance transformation expenses, primarily related to the implementation of the Oracle system.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues.    Net revenues were $562.2 million in 2007 compared to $603.7 million in 2006, a decrease of $41.5 million or 6.9%. During the three months ended June 30, 2006, the 2006 FIFA World Cup contributed an estimated $84.3 million of incremental net revenues. The Company’s net revenues grew 8.2% in 2007, excluding the 2006 FIFA World Cup estimated incremental net revenues. The Company’s television segment revenues were $433.7 million in 2007 compared to $404.3 million in 2006, an increase of $29.4 million or 7.3%, excluding the 2006 FIFA World Cup estimated incremental net revenues. The growth was primarily attributable to the Company’s television networks, resulting primarily from increased viewership. The owned-and-operated stations had decreased revenues attributable primarily to the Los Angeles, Puerto Rico, Phoenix, Houston, and Dallas markets, while most of the remaining markets had increased net revenues. The Company’s radio segment had revenues of $117.1 million in 2007 compared to $104.3 million in 2006, an increase of $12.8 million or 12.3%. The growth was attributable primarily to the stations in the Los Angeles, Miami, Houston, Dallas and San Antonio markets and increased network revenues. The Company’s Internet segment had revenues of $11.5 million in 2007 compared to $10.4 million in 2006, an increase of $1.1 million or 10.6%, primarily related to an increase in advertisers.

Expenses.    Direct operating expenses decreased to $171.1 million in 2007 from $231.0 million in 2006, a decrease of $59.9 million or 25.9%. The Company’s television segment direct operating expenses were $147.2 million in 2007 compared to $210.3 million in 2006, a decrease of $63.1 million or 30.0%. The decrease is due to the elimination of 2006 World Cup costs of $80.5 million and a decrease in payments made under protest and other license fee overcharges to Televisa of $4.2 million offset by increased license fee expense of $6.9 million paid under our PLA and $14.7 million of primarily increased programming costs. The Company’s radio segment had direct operating expenses of $20.3 million in 2007 compared to $17.3 million in 2006, an increase of $3.0 million or 17.3%. The increase is due to increased programming costs of $2.7 million and technical costs of $0.3 million. The Company’s Internet segment had direct operating expenses of $3.6 million in 2007 compared to $3.3 million in 2006, an increase of $0.3 million or 9.1%. The increase is due primarily to increased technical and programming costs. As a percentage of net revenues, the Company’s direct operating expenses decreased to 30.4% in 2007 from 38.3% in 2006.

Selling, general and administrative expenses increased to $158.3 million in 2007 from $142.7 million in 2006, an increase of $15.6 million or 10.9%. The Company’s television segment selling, general and administrative expenses were $108.9 million in 2007 compared to $96.3 million in 2006, an increase of $12.6 million or 13.1%. The increase is due in part to increased Televisa litigation costs of $4.0 million, a management fee payable to the Sponsors of $5.0 million, finance transformation costs of $2.1 million, increased general and administrative compensation costs of $2.0 million offset by a decrease in selling costs of $1.0 million. The Company’s radio segment had selling, general and administrative expenses of $45.5 million in 2007 compared to $42.5 million in 2006, an increase of $3.0 million or 7.0%. The increase is due primarily to increased selling costs of $2.1 million and bad debt expense of $0.9 million. The Company’s Internet segment had selling, general and administrative expenses of $3.9 million in 2007 and 2006. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased to 28.2% in 2007 from 23.6% in 2006.

Merger related expenses.    For the three months ended June 30, 2007 and 2006, the Company incurred Merger related expenses of $4.2 and $6.6 million, respectively. The television segment incurred merger related expenses of $3.6 million in 2007 and $6.6 million in 2006 and radio incurred $0.6 million in 2007. These costs are primarily related to legal and consulting costs incurred in connection with the Merger.

Depreciation and amortization.    Depreciation and amortization increased to $40.9 million in 2007 from $20.6 million in 2006, an increase of $20.3 million or 98.5%. The Company’s depreciation expense was $19.9 million in 2007 and 2006. The Company had amortization of intangible assets of $21.0 million and $0.7 million in 2007 and 2006, respectively, an increase of $20.3 million. The allocation of the purchase price related to the Merger affected both tangible and amortizable intangible assets. See “Notes to Condensed Consolidated Financial Statements-6. Goodwill and Other Intangible Assets.” Depreciation and amortization expense for the television segment increased by $19.3 million to $36.3 million in 2007 from $17.0 million in 2006 due to an increase in amortization expense from the purchase accounting adjustment. Depreciation and amortization expense for the radio segment was $2.6 million in 2007 and $3.1 million in 2006 primarily due to an increase in the depreciable lives of certain tangible assets as a result of the Merger. Depreciation and amortization expense for the Internet segment increased by $1.5 million to $2.0 million in 2007 from $0.5 million in 2006 due to an increase in amortization expense from the purchase accounting adjustment.

Interest expense, net.    Interest expense increased to $200.6 million in 2007 from $23.9 million in 2006, an increase of $176.7 million. The increase is due primarily to an increase in borrowings in connection with the Merger. Future interest expense is expected to be much higher as a result of the debt incurred in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements-7. Debt.”

Stock dividend.    Equity Media Holdings Corporation stock dividend income was $0.2 million in 2007 and $0.5 million in 2006. The Series A convertible preferred stock has a mandatory redemption date of March 30, 2012.

Equity income in unconsolidated subsidiaries and other.    Equity income in unconsolidated subsidiaries and other increased to $0.8 million in 2007 from $0.5 million in 2006, an increase of $0.3 million, due primarily to higher income related to the Company’s equity method investments.

Provision (benefit) for income taxes.    In 2007, the Company reported an income tax benefit of $8.7 million, representing the net of $15.2 million of a current tax benefit and $6.5 million of a deferred tax provision. In 2006, the Company reported an income tax provision of $69.5 million, representing $55.2 million of current tax expense and $14.3 million of deferred tax expense. The effective tax benefit rate was 34.7% in 2007 and the effective tax rate was 38.8% in 2006. The Company’s effective tax benefit rate of 34.7% for the three months ended June 30, 2007 is lower than the effective tax rate of 38.8% for the three months ended June 30, 2006 due to the Company’s non-deductible tax differences.

Operating income before depreciation and amortization.    The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net (loss) income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net (loss) income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the three months June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
Operating income before depreciation and amortization	$228,591	$223,378
Depreciation and amortization	40,868	20,599

Operating income	187,723	202,779
Other expense (income):
Interest expense, net	200,555	23,914
Amortization of deferred financing costs	13,263	606
Stock dividend	(184)	(453)
Equity income in unconsolidated subsidiaries and other	(792)	(495)
(Benefit) provision for income taxes	(8,712)	69,506

(Loss) income from continuing operations	(16,407)	109,701
Loss from discontinued operation, net of income tax	(3,144)	(2,281)

Net (loss) income	$(19,551)	$107,420

	Three Months Ended June 30, 2007
	Consolidated	Television	Radio	Internet
	(In thousands)

Operating income before depreciation and amortization	$228,591	$173,948	$50,678	$3,965
Depreciation and amortization	40,868	36,266	2,566	2,036

Operating income	$187,723	$137,682	$48,112	$1,929

	Three Months Ended June 30, 2006
	Consolidated	Television	Radio	Internet
	(In thousands)

Operating income before depreciation and amortization	$223,378	$175,850	$44,439	$3,089
Depreciation and amortization	20,599	17,003	3,062	534

Operating income	$202,779	$158,847	$41,377	$2,555

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

In the following table, the Company’s combined results for the six months ended June 30, 2007 represent the sum of the amounts for the three months ended March 31, 2007 and the three months ended June 30, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful comparison of our results.

	Six Months Ended June 30, 2006	Three Months Ended March 31, 2007	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net revenues	$1,006,282	$437,266	$562,208	$999,474

Direct operating expenses (excluding depreciation and amortization)	381,312	160,574	171,098	331,672
Selling, general and administrative expenses (excluding depreciation and amortization)	270,520	144,060	158,315	302,375
Merger related expenses	7,392	144,181	4,204	148,385
Voluntary contribution per FCC consent decree	—	24,000	—	24,000
Depreciation and amortization	41,153	20,122	40,868	60,990

Operating expenses	700,377	492,937	374,485	867,422

Operating income (loss)	305,905	(55,671)	187,723	132,052
Other expenses (income):
Interest expense, net	48,538	17,857	200,555	218,412
Loss on extinguishment of debt	—	1,630	—	1,630
Amortization of deferred financing costs	1,446	509	13,263	13,772
Stock dividend	(906)	(453)	(184)	(637)
Equity income in unconsolidated subsidiaries and other	(1,128)	(688)	(792)	(1,480)
Gain on sale of Entravision stock	(1,260)	—	—	—

(Loss) income from continuing operations before taxes	259,215	(74,526)	(25,119)	(99,645)
(Benefit) provision for income taxes	97,180	(5,943)	(8,712)	(14,655)

(Loss) income from continuing operations	162,035	(68,583)	(16,407)	(84,990)
(Loss) income from discontinued operation, net of income tax	(712)	1,563	(3,144)	(1,581)

Net (loss) income	161,323	(67,020)	(19,551)	(86,571)

Revenues.    Net revenues were $999.5 million in 2007 compared to $1,006.3 million in 2006, a decrease of $6.8 million or 0.7%. During the six months ended June 30, 2006, the 2006 FIFA World Cup contributed an estimated $88.8 million of incremental net revenues. The Company’s net revenues grew 9.0% in 2007, excluding the 2006 FIFA World Cup estimated incremental net revenues. The Company’s television segment revenues were $774.6 million in 2007 compared to $723.4 million in 2006, an increase of $51.2 million or 7.1%, excluding the 2006 FIFA World Cup estimated incremental net revenues. The growth was primarily attributable to the Company’s television networks, resulting primarily from increased viewership. The owned-and-operated stations had increased revenues attributable primarily to the Chicago, San Antonio, Austin, and Atlanta markets. The Company’s radio segment had revenues of $204.0 million in 2007 compared to $176.8 million in 2006, an increase of $27.2 million or 15.3%. The growth was attributable primarily to the stations in the Los Angeles, Miami, Houston, Chicago and San Francisco markets and increased network revenues. The Company’s Internet segment had revenues of $20.9 million in 2007 compared to $17.3 million in 2006, an increase of $3.6 million or 20.8%, primarily related to an increase in advertisers.

Expenses.    Direct operating expenses decreased to $331.7 million in 2007 from $381.3 million in 2006, a decrease of $49.6 million or 13.0%. The Company’s television segment direct operating expenses were $283.1 million in 2007 compared to $339.2 million in 2006, a decrease of $56.1 million or 16.5%. The decrease is due to the elimination of 2006 World Cup costs of $83.9 million, a decrease in payments made under protest and other license fee overcharges to Televisa of $4.0 million offset by increased license fee expense of $9.8 million paid under our PLA and $22.0 million of primarily increased programming costs. The Company’s radio segment had direct operating expenses of $41.2 million in 2007 compared to $35.4 million in 2006, an increase of $5.8 million or 16.4%. The increase is due to increased programming costs of $5.2 million and technical costs of $0.5 million. The Company’s Internet segment had direct operating expenses of $7.4 million in 2007 compared to $6.7 million in 2006, an increase of $0.7 million or 10.4%. The increase is due primarily to increased technical and programming costs. As a percentage of net revenues, the Company’s direct operating expenses decreased to 33.2% in 2007 from 37.9% in 2006.

Selling, general and administrative expenses increased to $302.4 million in 2007 from $270.5 million in 2006, an increase of $31.9 million or 11.8%. The Company’s television segment selling, general and administrative expenses were $207.4 million in 2007 compared to $181.4 million in 2006, an increase of $26.0 million or 14.3%. The increase is due in part to increased Televisa litigation costs of $7.0 million, a management fee payable to the Sponsors of $5.0 million, finance transformation costs of $4.6 million, increased general and administrative compensation costs of $3.1 million and increased selling costs of $3.6 million. The Company’s radio segment had selling, general and administrative expenses of $86.3 million in 2007 compared to $81.7 million in 2006, an increase of $4.6 million or 5.7%. The increase is due in part to increased selling costs of $5.0 million offset by savings of $0.4 million. The Company’s Internet segment had selling, general and administrative expenses of $8.7 million in 2007 compared to $7.4 million in 2006, an increase of $1.3 million or 17.6%. The increase is due primarily to an increase in bad debt expense of $0.8 million and selling costs of $0.3 million. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased to 30.3% in 2007 from 26.9% in 2006.

Merger related expenses.    For the six months ended June 30, 2007 and June 30, 2006, the Company incurred Merger related expenses of $148.4 and $7.4 million, respectively, of which $142.1 in 2007 and $7.4 million in 2006 relates to the television segment and $6.3 million relates to the radio segment in 2007. The costs are primarily related to legal, banking, change in control severance payments and consulting incurred in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements – 3. Recent Developments.”

Voluntary contribution per FCC consent decree.    For the six months ended June 30, 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

Depreciation and amortization.    Depreciation and amortization increased to $61.0 million in 2007 from $41.2 million in 2006, an increase of $19.8 million or 48.2%. The Company’s depreciation expense decreased to $39.4 million in 2007 from $39.7 million in 2006, a decrease of $0.3 million primarily related to decreased capital expenditures and due to an increase in the depreciable lives of certain intangible assets as a result of the Merger. The Company had amortization of intangible assets of $21.6 million and $1.4 million in 2007 and 2006, respectively, an increase of $20.2 million. The allocation of the purchase price related to the Merger affected both tangible and amortizable intangible assets. See “Notes to Condensed Consolidated Financial Statements – 6. Goodwill and Other Intangible Assets.” Depreciation and amortization expense for the television segment increased by $18.8 million to $53.0 million in 2007 from $34.2 million in 2006 due to an increase in amortization expense from the purchase accounting adjustment. Depreciation and amortization expense for the radio segment was $5.4 million in 2007 and $5.9 million in 2006 primarily due to an increase in the depreciable lives of certain intangible assets as a result of the Merger. Depreciation and amortization expense for the Internet segment was $2.6 million in 2007 and $1.0 million in 2006 due to an increase in amortization expense from the purchase accounting adjustment.

Interest expense, net.    Interest expense increased to $218.4 million in 2007 from $48.5 million in 2006, an increase of $169.9 million. The increase is due primarily to an increase in borrowings in connection with the Merger. Future interest expense is expected to be much greater as a result of the new debt incurred in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements – 7. Debt.”

Stock dividend.    Equity Broadcasting Corporation stock dividend income was $0.6 million in 2007 and $0.9 million in 2006. The Series A convertible preferred stock has a mandatory redemption date of March 30, 2012.

Equity income in unconsolidated subsidiaries and other.    Equity income in unconsolidated subsidiaries and other increased to $1.5 million in 2007 from $1.1 million in 2006, an increase of $0.4 million, due primarily to higher income related to the Company’s equity method investments.

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

Provision (benefit) for income taxes.    In 2007, the Company reported an income tax benefit of $14.7 million, representing the net of $41.6 million of a current tax benefit and $26.9 million of a deferred tax provision. In 2006, the Company reported an income tax provision of $97.2 million, representing $68.2 million of current tax expense and $29.0 million of deferred tax expense. The Company’s effective tax benefit rate of 14.7 % for the six months ended June 30, 2007 is lower than the effective tax rate of 37.5 % for the six months ended June 30, 2006 due primarily to the pre-tax loss and non-deductibility of certain Merger related expenses for the six months ended June 30, 2007.

Operating (loss) income before depreciation and amortization.    The Company uses the key indicator of “operating income before depreciation and amortization” primarily to evaluate the Company’s operating performance and for planning and forecasting future business operations. In addition, this key indicator is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management. Operating income before depreciation and amortization is not, and should not be used as, an indicator of or an alternative to operating income, net (loss) income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of operating income before depreciation and amortization may vary among companies and industries it should not be used as a measure of performance among companies. In accordance with SEC guidelines, the Company is providing on a consolidated basis a reconciliation of the non-GAAP term operating income before depreciation and amortization to net (loss)

income, which is the most directly comparable GAAP financial measure, and to operating income for the segments for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
	(In thousands)

Operating income before depreciation and amortization (a)	$193,042	$347,058
Depreciation and amortization	60,990	41,153

Operating income	132,052	305,905
Other expense (income):
Interest expense, net	218,412	48,538
Loss on extinguishment of debt	1,630	-
Amortization of deferred financing costs	13,772	1,446
Gain on sale of Entravision stock	-	(1,260)
Stock dividend	(637)	(906)
Equity income in unconsolidated subsidiaries and other	(1,480)	(1,128)
(Benefit) provision for income taxes	(14,655)	97,180

(Loss) income from continuing operations	(84,990)	162,035
Loss from discontinued operation, net of income tax	(1,581)	(712)

Net (loss) income	$(86,571)	$161,323

	Six Months Ended June 30, 2007
	Consolidated	Television	Radio	Internet
	(In thousands)

Operating (loss) income before depreciation and amortization (a)	$193,042	$117,995	$70,219	$4,828
Depreciation and amortization	60,990	52,971	5,436	2,583

Operating (loss) income	$132,052	$65,024	$64,783	$2,245

	Six Months Ended June 30, 2006
	Consolidated	Television	Radio	Internet
	(In thousands)

Operating income before depreciation and amortization	$347,058	$284,125	$59,708	$3,225
Depreciation and amortization	41,153	34,178	5,938	1,037

Operating (loss) income	$305,905	$249,947	$53,770	$2,188

(a)	Operating (loss) income before depreciation and amortization for 2007 includes merger related expenses of $148.4 million and a voluntary contribution per a FCC consent decree of $24.0 million.

Liquidity and Capital Resources

Cash Flows

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service will be provided by funds from operations. Capital expenditures historically have been, and we expect will continue to be, provided by funds from operations and by borrowings.

Cash and cash equivalents were $142.9 million at June 30, 2007 and $103.5 million at December 31, 2006. The increase of $39.4 million was attributable to net cash provided from operating activities of $107.4 million, issuance of long-term debt of $9.1 billion, a capital contribution from

Broadcast Holdings of $3.9 billion, proceeds from sale of the Company’s Equity Broadcasting investment of $19.5 million, a capital contribution from management of $14.6 million and other sources of funds of $13.6 million offset by the purchase of Merger equity of $12.2 billion, deferred financing costs of $330.0 million, net bank repayments of $262.3 million, a payment for Merger related share based awards of $180.1 million, Merger related acquisition costs of $112.0 million and capital expenditures of $31.3 million.

The Company intends to divest certain non-core assets, including our music recording and publishing businesses and potentially some non-core television and radio stations and excess real estate. Based on market comparables and independent third party valuations, we expect that the proceeds from these sales will exceed the amount required to repay the $500 million second-lien asset sale bridge.

Capital Expenditures

Capital expenditures totaled $31.3 million for the six months ended June 30, 2007. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. For the year 2007, the Company plans on spending a total of approximately $92.0 million, which consists of $15 million for television station facilities; $14.0 million for Univision Network upgrades and facilities expansion; $13.0 million primarily for radio station facility upgrades; $2.0 million for TeleFutura Network upgrades and facilities expansion, and approximately $48.0 million primarily for normal capital improvements.

Debt Instruments

The Company has a 7-year, $750.0 million senior secured bank revolving credit facility. Any revolving term loan balance will accrue interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is expected to be the three-month LIBOR rate. There was no balance outstanding on this facility as of June 30, 2007. Interest is paid on a quarterly basis unless the Company elects a shorter period.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of June 30, 2007 was 7.6%. Interest is paid on a quarterly basis unless the Company elects a shorter period.

In April 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. Under the interest rate swap contract, the Company agreed to receive a floating rate payment for a fixed rate payment. This interest rate swap is accounted for as a cash flow hedge that is highly effective. As of June 30, 2007, the Company had a swap asset totaling $46.4 million, which is included in other assets on the balance sheet.

The bank second-lien asset sale bridge is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three-month LIBOR rate. The applicable interest rate as of June 30, 2007 was 7.8%. Interest is paid on a quarterly basis unless the Company elects a shorter period.

The 9.75% senior notes are 8 year notes totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes will be payable in cash. For any interest period thereafter through March 15, 2012, we may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. If we elect to pay any PIK interest, we will increase the principal amount of notes or issue new notes in an amount equal to the amount of PIK interest for the applicable interest payment period (rounded up to the nearest whole dollar). PIK interest will be paid at the maturity of the senior notes. The new senior notes bear interest at 9.75% and PIK interest will accrue at a rate 75 basis points higher or 10.50%. These senior notes pay interest on March 15th and September 15th each year, beginning September 15, 2007.

The Company’s 7.85% senior notes due 2011 bear interest at 7.85% per annum. These senior notes pay interest on January 15th and July 15th of each year.

The Company has $250 million of senior notes due in 2008 and $200 million of senior notes due in 2007. The senior notes 2008 bear interest at the rate of 3.875% per annum and the senior notes due 2007 bear interest at the rate of 3.5% per annum. The interest is payable on both series of senior notes in cash on April 15th and October 15th of each year.

When the Company issued the senior notes due 2007 and 2008, it entered into an interest rate swap contract where the Company agreed to receive a fixed rate payment for a floating rate payment. This interest rate swap is accounted for as a fair value hedge that is highly effective. At June 30, 2007, the Company had a swap liability with a fair value of $5.4 million reported in other long-term liabilities related to this contract.

The Company has a 7.5-year, $450 million senior secured draw term loan facility, which is available for a limited time to repay or prepay the Company’s senior notes that were existing prior to the Merger and remain outstanding. There was no balance outstanding on this facility as of June 30, 2007. If this facility is drawn upon, the applicable rate will be the three-month LIBOR rate plus the applicable margin under the bank credit agreement. Interest will be paid on a quarterly basis unless the Company elects a shorter period.

Voluntary prepayments of principal amounts outstanding under the senior secured credit facilities will be permitted at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the lenders will require compensation for any funding losses and expenses incurred as a result of the prepayment. Voluntary prepayments of principal amounts outstanding under the second-lien asset sale bridge will not be permitted at any time, except to the extent the payment is made with the proceeds of any sale of equity interests by, or any equity contribution to, us or any issuance by us of permitted senior subordinated notes and/or senior unsecured notes on terms to be agreed upon.

The senior secured credit facilities, the bank secured-lien asset sale bridge and the senior notes contain various covenants and restrictions and a breach of any covenant or restriction could result in a default under those agreements. If any such default occurs, the lenders of the senior secured credit facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the senior secured credit facilities, and the acceleration of debt under the senior secured credit facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under our senior secured credit facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under our senior secured credit facilities, the lenders under these facilities will have the right to proceed against the collateral.

Additionally, the senior secured credit facilities contain certain restrictive covenants which, among other things, limit the incurrence of investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

The subsidiary guarantors under the Company’s senior secured term loan facility and senior notes are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. The senior secured term loan facility and senior notes (other than the second lien asset sale bridge) is secured by, among other things (a) a first priority security interest in substantially all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory, and other tangible and intangible assets, subject to certain customary exceptions; (b) a pledge of (i) all of the Company’s present and future capital stock and the present and future capital stock of each of the Company’s and each subsidiary guarantor’s direct domestic subsidiaries and (ii) 65% of the voting stock of each of our and each guarantor’s material direct foreign subsidiaries, subject to certain exception including to avoid certain reporting obligations; and (c) all proceeds and products of the property and assets described above. The second lien asset sale bridge is secured by a second priority security interest in all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, securing the other secured credit facilities.

The Company’s senior notes due 2007, 2008 and 2011 that were outstanding prior to the Merger and remain outstanding, as a result of the Merger are secured on an equal and ratable basis with the senior secured credit facilities.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

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

World Cup Rights

On November 2, 2005, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2010 and 2014 Fédération Internationale de Football Association (“FIFA”) World Cup soccer games and other 2007-2014 FIFA events. A series of payments totaling $325.0 million are due over the term of the agreement. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. Each scheduled payment under the contract is supported by a letter of credit.

Entravision Investment

As part of the consent decree pursuant to which the United States Department of Justice approved our acquisition of Hispanic Broadcasting Corporation, we are required currently to own not more than 15% of Entravision stock on a fully converted basis, and to sell enough of our Entravision stock so that our ownership of Entravision, on a fully converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 10% by March 26, 2009. As of June 30, 2007, the Company owned 17,152,729 shares of Entravision Class U common stock, which is 14.8% of the outstanding Entravision stock on a fully converted basis.

The following is a summary of the Company’s major contractual payment obligations as of June 30, 2007:

Major Contractual Obligations

As of June 30, 2007

	Payments Due By Period
(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Bank senior secured term loan facility	$-	$-	$-	$-	$-	$7,000,000	$7,000,000
Bank senior secured term loan facility interest	264,950	529,900	529,900	523,828	510,581	1,366,258	3,725,417
Bank second-lien asset sale bridge loan	-	-	500,000	-	-	-	500,000
Bank second-lien asset sale bridge loan interest	19,550	39,100	6,517	-	-	-	65,167
Senior notes	200,000	250,000	-	-	500,000	1,500,000	2,450,000
Senior notes interest-fixed (a)	92,750	185,500	185,500	185,500	185,500	511,875	1,346,625
Senior notes interest- variable (b)	11,839	12,632	-	-	-	-	24,471
Programming (c)	59,276	54,677	61,833	96,812	25,740	180,820	479,158
Operating leases	18,187	34,113	31,502	29,313	27,597	130,648	271,360
Capital leases	3,630	8,277	8,277	8,277	8,277	99,807	136,545
Research services (d)	17,438	26,616	21,393	21,038	22,352	3,763	112,600
Music license fees	9,290	14,881	11,612	-	-	-	35,783
Other	1,650	3,169	2,734	2,558	1,859	4,085	16,055

	$698,560	$1,158,865	$1,359,268	$867,326	$1,281,906	$10,797,256	$16,163,181

(a)	Interest expense does not assume that the Company will exercise the PIK option available under its $1.5 billion senior note.
(b)	Interest expense is based on the LIBOR rate at June 30, 2007 of 5.3%.
(c)	Amounts exclude the license fees that will be paid in accordance with the PLA, which is based primarily on 15% of Combined Net Time Sales. Amounts include broadcast rights’ costs for the 2010 and 2014 World Cup and other FIFA events.
(d)	In the first quarter of 2006, Univision Network and TeleFutura Network became available on Nielsen’s national ratings service, Nielsen Television Index (NTI), which provides television ratings for all of the major U.S. networks. The total cost associated with these subscriptions is approximately $5.0 million with payments ending in August 2007.

The funds for any payments discussed above are expected to come from cash from operations and/or borrowings from the Company’s revolving credit facility.

Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations, the Company believes that its cash flow from operations, together with available cash and available borrowings under the bank revolving credit facility will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital expenditures for a period that includes at least the next year.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	failure to service our debt;

•	risks associated with cancellations, reductions or postponements of advertising;

•	lack of audience acceptance of our content;

•	our reliance on Televisa for a significant amount of our network programming and our pending litigation with Televisa;

•	the dependence of our programming and music businesses on popular acceptance;

•	geographic concentration of the U.S. Hispanic population;

•	piracy of our programming and other content;

•	our ability to respond to rapid changes in technology;

•	changes in U.S. communications laws or other regulations;

•	our failure to reach agreement with cable operators on acceptable “retransmission consent terms” or new laws or regulations that eliminate or limit the scope of “must carry” rights;

•	vigorous enforcement or enhancement of Federal Communications Commission, or FCC, indecency and other program content rules;

•	our inability to realize the full value of our significant goodwill;

•	our inability to realize anticipated cost savings;

•	our inability to implement and upgrade effectively our accounting and operations support systems;

•	our dependence on the performance of our senior executives;

•	the control of our Company by the Sponsors following consummation of the Transactions;

•	our inability to recover payments under protest and license fee overcharges;

•	our inability to receive incremental amount of estimated rate increases from a satellite television provider;

•	unanticipated interruption of our broadcasting for any reason, including natural disasters and acts of terrorism; and

•	other risk factors set forth in the Company’s December 31, 2006 Annual Report on Form 10-K.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company’s overall interest rate exposure is on $450.0 million of its 2007 and 2008 senior notes, $2 billion of its bank term loans outstanding and $500 million of second-lien asset sale bridge loan at June 30, 2007. A change of 10% in interest rates would have an impact of approximately $21.5 million on pre-tax earnings and pre-tax cash flows over a one-year period. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued four- and five-year senior notes due 2007 and 2008 in an aggregate principal amount of $450.0 million. The Company’s 3.5% and 3.875% senior notes have values of $200.0 and $250.0 million, respectively. The senior notes pay interest on April 15th and October 15th of each year. As part of the transaction the Company entered into a fixed-to-floating interest rate swap that results in a fair value hedge that is highly effective. At June 30, 2007, the Company had a swap liability of $5.4 million reported in other long-term liabilities related to this transaction.

Under the interest rate swap contract applicable to the 2007 and 2008 senior notes, the Company agreed to receive a fixed rate payment for a floating rate payment. Since the fair value hedge is highly effective under the guidelines of Financial Accounting Standards Board No. 133 Accounting for Derivative Instruments and Hedging Activities, the changes in the fair value of interest rate swap are expected to offset the changes in the fair value of the senior notes. The Company monitors the credit ratings of the counter party and obtains fair value swap valuations from the counter parties and third parties on a quarterly basis.

In April 2007, the Company entered into a new $5 billion three-year interest rate swap on its variable rate bank debt. Under the new interest rate swap contract, the Company agreed to receive a floating rate payment for a fixed rate payment. This interest rate swap is accounted for as a cash flow hedge that is highly effective. As of June 30, 2007, the Company had a swap asset totaling $46.4 million, which is offset to other comprehensive income, net of tax.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

As of June 30, 2007, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2007, the Company implemented an Oracle Enterprise Resource Planning system throughout the entire company, except for music, and also implemented a shared services organization to centralize certain accounting functions, streamline processes, improve consistency in internal controls and enhance analytical capabilities. The Company was required to modify its existing internal controls related to the accounting processes that were affected by the implementation of the Oracle system.

Part II

Item 1.	Legal Proceedings

Televisa PLA Litigation

Televisa and the Company are parties to the PLA, which provides the Company’s three television networks with a majority of prime time programming and a substantial portion of their overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by the Company of the PLA, including breach for its alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement (a soccer rights side-letter to the PLA), and a claim that the Company has not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use the Company’s unsold advertising inventory. Televisa sought monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against the Company’s alteration of Televisa programming without Televisa’s consent. In June 2005, the Company made a payment under protest to Televisa of $1.5 million. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

On September 20, 2005, Televisa filed a motion to dismiss certain of the Company’s counterclaims. On November 17, 2005, the District Court denied that motion in its entirety. Thereafter, Televisa changed counsel and on January 31, 2006, after several extensions of time granted by the Company, Televisa filed its answer to the Company’s counterclaims. Televisa in its answer alleged that its claims rose to the level of a material breach of the PLA and delivered a purported notice of material breach on February 16, 2006. On March 2, 2006, the Company responded to Televisa’s purported notice of material breaches. In the Company’s response, the Company asserted that the notice was procedurally defective and that Televisa’s breach claims were not, in any event, well-founded. The Company does not believe that it is in breach of its agreements with Televisa and certainly not in material breach.

The Company has recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $9.6, $9.3, $2.2 million and $0.3 million for the years ending December 31, 2005, 2006 and the three months ended March 31 and June 30, 2007, respectively. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

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

On August 18, 2006, the Company filed a motion for leave to file its Second Amended Counterclaims, which include a newly-added claim for a judicial declaration that on and after December 19, 2006, Televisa may not transmit or permit others to transmit any programming that is licensed to the Company under the PLA into the United States over or by means of the Internet. Televisa opposed the motion. On October 5, 2006, the Court granted Univision’s motion for leave to file its Second Amended Counterclaims.

On September 21, 2006, Televisa sent the Company an additional notice of purported breaches under the PLA. The new notice alleged breaches relating to the Company’s sale of advertising time in connection with certain types of programs. The notice also purported to supplement Televisa’s previous breach claims with respect to the Company’s editing of Televisa programming.

On November 15, 2006, Televisa filed a motion seeking a separate trial of the Company’s Internet counterclaim. The Company opposed Televisa’s motion, and, on December 6, 2006, the Court denied the motion.

Pursuant to a stipulation and order dated November 3, 2006, the Court appointed a Special Master to oversee discovery matters in the federal case and to make recommendations on certain procedural issues. On December 15, 2006, the Special Master recommended that the Court extend the discovery completion date to June 29, 2007, and continue the trial date to October 2007. The Court accepted the Special Master’s recommended dates for discovery completion and trial by order dated January 18, 2007.

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007.

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

As a result of the Merger, we have a significant amount of indebtedness. As of June 30, 2007, we have outstanding total indebtedness of approximately $10 billion, including capital lease obligations and the $1.5 billion senior notes. In addition, we have available $750 million (without giving effect to the existing letters of credit) of additional borrowing capacity under our senior revolving credit facility.

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

•	expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, will be at variable rates of interest;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our planning flexibility for, or ability to react to, changes in our business and the industries in which we operate;

•	limit our ability to adjust to changing market conditions; and

•	place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

If we fail to make any required payment under our senior secured credit facilities or to comply with any of the financial and operating covenants included in the senior secured credit facilities, we will be in default. Lenders under such facilities could then vote to accelerate the maturity of the indebtedness and foreclose upon our and our subsidiaries’ assets securing such indebtedness. Other creditors might then accelerate other indebtedness. If any of our creditors accelerate the maturity of their indebtedness, we may not have sufficient assets to satisfy our obligations under the senior secured credit facilities or our other indebtedness.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although one of the indentures governing the senior notes and our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, we have up to $750 million (without giving effect to the existing letters of credit) of borrowings available under our senior secured revolving credit facility. In addition, we may, at our option, subject to certain conditions, increase the senior credit facilities in an amount not to exceed $750 million. Moreover, none of our indentures imposes any limitation on our incurrence of liabilities that are not considered “Indebtedness” under the indenture, nor do they impose any limitation on liabilities incurred by subsidiaries, if any, that might be designated as “unrestricted subsidiaries.” If we incur additional debt above the levels in effect upon the closing of the Merger, the risks associated with our substantial leverage would increase.

Our ability to generate the significant amount of cash needed to service our debt and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Our ability to make payments on and refinance our debt, including the senior notes, amounts borrowed under our senior secured credit facilities and other financial obligations, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facilities or otherwise in amounts sufficient to enable us to service our indebtedness, including the senior notes and borrowings under our senior secured credit facilities or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. Any of these remedies may not, if necessary, be effected on commercially reasonable terms, or at all. In addition, the indenture governing the senior notes and the credit agreement for our senior secured credit facilities may restrict us from adopting any of these alternatives. Because of these and other factors beyond our control, we may be unable to pay the principal, premium, if any, interest or other amounts on our indebtedness.

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

The senior secured credit facilities, the bank second-lien asset sale bridge and the senior notes contain various covenants and restrictions and a breach of any covenant or restriction could result in a default under those agreements. If any such default occurs, the lenders of the senior secured credit facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indentures governing the senior notes would cause a default under the senior secured credit facilities, and the acceleration of debt under the senior secured credit facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at that time). The lenders under the senior secured credit facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the senior secured credit facilities, the lenders under these facilities will have the right to proceed against the collateral.

If we are unable to implement and upgrade effectively our accounting and operations support systems we will be unable to provide outstanding customer service, we may lose customers and our ability to monitor our businesses may be impaired.

On July 1, 2007, we implemented the Oracle system throughout the entire company and also implemented a shared services organization to centralize certain accounting functions, streamline processes, improve consistency in internal controls and enhance analytical capabilities. The Company was required to modify its existing internal controls related to the accounting processes that were affected by the implementation of the Oracle system. Our accounting and operations support systems are crucial to our ability to manage our business, control and monitor costs, provide customer service, and achieve operating efficiencies. Our accounting records, sales and other core operating and financial data are generated by these systems and the accuracy of this data depends on the quality of manual and automated entry and system integration. Adjustments arising out of the implementation of the Oracle system may impair our ability to monitor our businesses and have a material adverse effect on our business, results of operations and financial condition in the future.

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

We are controlled by the Sponsors, whose interests may not be aligned with ours or yours.

We are controlled by the Sponsors, and therefore they have the power to control our affairs and policies, including entering into mergers, sales of substantially all of our assets and other extraordinary transactions as well as decisions to issue shares, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. The interests of the Sponsors could conflict with your interests in material respects. Furthermore, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our businesses. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of our outstanding capital stock, they will continue to be able to strongly influence or effectively control our decisions.

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc.(5)

3.1	Certificate of Merger, dated March 28, 2007.(6)

3.2	Amended and Restated Certificate of Incorporation of the Company.(6)

3.3	Amended and Restated Bylaws of the Company.(6)

4.1	Form of specimen stock certificate.(6)

4.2	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee.(1)

4.3	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee.(1)

4.4	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011.(3)

4.5	Form of Officer’s Certificate for the Company’s 2006, 2007, and 2008 Senior Notes.(4)

4.6	Form of Supplemental Indenture for the Company’s Senior Notes Due 2006, 2007, and 2008.(4)

4.7	Form of 3.500% Senior Notes Due 2007.(4)

4.8	Form of Guarantee to Senior Notes Due 2007.(4)

4.9	Form of 3.875% Senior Notes Due 2008.(4)

4.10	Form of Guarantee to Senior Notes Due 2008.(4)

4.11	Indenture dated as of March 29, 2007 between Umbrella Acquisition and Wells Fargo Bank, National Association, as trustee.(6)

4.12	First Supplemental Indenture, dated as March 29, 2007 among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee.(6)

10.1	Credit Agreement dated March 29, 2007, among Umbrella Acquisition and Univision of Puerto Rico, Inc., as borrowers, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch as administrative agent and collateral agent.(6)

10.2	Form of First-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1).(6)

10.3	Form of Second-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1).(6)

10.4	Form of First-Lien Trademark Security Agreement (included in Exhibit 10.1).(6)

10.5	Form of Second-Lien Trademark Security Agreement (included in Exhibit 10.1).(6)

10.6	Form of First-Lien Copyright Security Agreement (included in Exhibit 10.1).(6)

10.7	Form of Second-Lien Copyright Security Agreement (included in Exhibit 10.1).(6)

10.8	Principal Investors Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Principal Investor signatories thereto.(6)

10.9	Stockholders Agreement dated as of March 29, 2007 by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Stockholder signatories thereto.(6)

Exhibit Number	Description

10.10	Participation, Registration Rights, and Coordination Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain Stockholder signatories thereto.(6)

10.11	Management Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Madison Dearborn Partners IV, L.P., Madison Dearborn Partners V-B, L.P., Providence Equity Partners V Inc., Providence Equity Partners L.L.C., KSF Corp., THL Managers VI, LLC and TPG Capital, L.P.(6)

10.12	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Joseph Uva.(6)

10.13	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Ray Rodriguez.(6)

10.14	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Andrew Hobson.(6)

10.15	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Douglas Kranwinkle.(6)

10.16	Form of Indemnification Agreement for Outside Directors.(6)

10.17	Broadcasting Media Partners, Inc. 2007 Equity Incentive Plan.(6)

10.18	Form of Restricted Stock Award Agreement.(6)

10.19	Form of Restricted Stock Unit Award Agreement.(6)

10.20	Form of Notice of Restricted Stock Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva.(6)

10.21	Notice of Restricted Stock Awards for Joseph Uva.(7)

10.22	Form of Notice of Restricted Stock Unit Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva.(6)

10.23	Promissory Note and Stock Pledge Agreement dated June 19, 2007 between Joseph Uva and Broadcasting Media Partners, Inc.(7)

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 (File No. 333-71426-01).
(2)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 13, 2002.
(3)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-3 filed on September 30, 2003 (File No. 333-105933).
(4)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed October 15, 2003.
(5)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 28, 2006.
(6)	Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(7)	Previously filed as an exhibit to Univision Communications Inc.’s report on Form 8-K, filed June 25, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC. (Registrant)

August 9, 2007	By	/s/ PETER H. LORI
Peter H. Lori
Corporate Controller and Chief Accounting Officer