Form 10-Q
period 2007-09-30
UNIVISION COMMUNICATIONS INC
filed 2007-11-09
CIK 1017008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007        Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 95-4398884
(State of Incorporation)	(I.R.S. Employer Identification)

605 Third Avenue, 12th Floor

New York, NY 10158

(Address of principal executive offices)

(212) 455-5200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    YES  ☐    NO  ☒.

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

There were 1,000 shares, $0.01 par value, common stock issued and outstanding as of November 9, 2007.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

INDEX

		Page
Part I - Financial Information:

Item 1.	Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended September 30, 2007, three months ended March 31, 2007 and the nine months ended September 30, 2006 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2007, three months ended March 31, 2007 and the nine months ended September 30, 2006 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

Part II - Other Information:

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	48
Item 6.	Exhibits	52

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,306	$103,522
Accounts receivable, net	451,552	426,625
Program rights	25,349	27,342
Income taxes receivable	96,841	-
Deferred tax assets	24,198	12,366
Prepaid expenses and other	24,474	36,016
Current assets held for sale	49,737	58,020

Total current assets	795,457	663,891
Property and equipment, net	678,851	590,354
Intangible assets, net	7,098,477	4,298,239
Goodwill	7,148,245	2,002,799
Deferred financing costs, net	268,993	5,494
Program rights	14,850	17,449
Investments in equity method investees	46,809	50,206
Investments in cost method investees	179,262	161,411
Other assets	55,329	19,096
Non-current assets held for sale	364,033	357,456

Total assets	$16,650,306	$8,166,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$176,969	$156,578
Income taxes payable	-	8,159
Accrued interest	118,820	22,435
Accrued license fees	20,743	17,874
Program rights obligations	15,431	15,658
Current portion of long-term debt and capital lease obligations	204,931	202,262
Current liabilities held for sale	52,972	60,742

Total current liabilities	589,866	483,708
Long-term debt	9,766,947	922,169
Capital lease obligations	44,340	47,420
Program rights obligations	11,593	13,876
Deferred tax liabilities	2,215,996	1,084,574
Other long-term liabilities	121,366	53,494
Non-current liabilities held for sale	13,019	(345)

Total liabilities	12,763,127	2,604,896

Stockholders’ equity:
Common stock, $0.01 par value; 100,000 shares authorized in 2007 and 1,040,000,000 shares authorized in 2006; 1,000 shares issued and outstanding in 2007 and 309,943,277 shares issued and 309,533,633 shares outstanding in 2006	-	3,099
Paid-in-capital	3,966,150	4,268,867
(Accumulated deficit) retained earnings	(46,393)	1,305,674
Accumulated other comprehensive loss	(32,578)	(1,657)
Treasury stock, at cost, 409,644 shares in 2006	-	(14,484)

Total stockholders’ equity	3,887,179	5,561,499

Total liabilities and stockholders’ equity	$16,650,306	$8,166,395

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three Months Ended September 30,
	2007	2006
Net revenues	$529,055	$506,556

Direct operating expenses (excluding depreciation and amortization)	177,786	172,920
Selling, general and administrative expenses (excluding depreciation and amortization)	143,350	135,250
Merger related expenses	800	3,841
Depreciation and amortization	41,185	21,314

Operating expenses	363,121	333,325

Operating income	165,934	173,231
Other expenses (income):
Interest expense, net	193,722	22,100
Amortization of deferred financing costs	9,645	585
Stock dividend	(184)	(453)
Equity income in unconsolidated subsidiaries and other	(738)	(651)
Gain on sale of Entravision stock	-	(194)

(Loss) income from continuing operations before income taxes	(36,511)	151,844
(Benefit) provision for income taxes	(11,220)	62,620

(Loss) income from continuing operations	(25,291)	89,224
Loss from discontinued operation, net of income taxes	(1,551)	(1,085)

Net (loss) income	(26,842)	88,139
Other comprehensive income (loss), net of income taxes:
Unrealized loss on hedging activities, net of income taxes	(59,402)	-
Unrealized loss on investment, net of income taxes	(967)	-
Currency translation adjustment, net of income taxes	(22)	170

Comprehensive (loss) income	$(87,233)	$88,309

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007	Nine Months Ended September 30, 2006
Net revenues	$1,091,263	$437,266	$1,512,838

Direct operating expenses (excluding depreciation and amortization)	348,884	160,574	554,232
Selling, general and administrative expenses (excluding depreciation and amortization)	301,665	144,060	405,770
Merger related expenses	5,004	144,181	11,233
Voluntary contribution per FCC consent decree	-	24,000	-
Depreciation and amortization	82,053	20,122	62,467

Operating expenses	737,606	492,937	1,033,702

Operating income (loss)	353,657	(55,671)	479,136
Other expenses (income):
Interest expense, net	394,277	17,857	70,638
Loss on extinguishment of debt	-	1,630	-
Amortization of deferred financing costs	22,908	509	2,030
Stock dividend	(368)	(453)	(1,359)
Equity income in unconsolidated subsidiaries and other	(1,530)	(688)	(1,778)
Gain on sale of Entravision stock	-	-	(1,454)

(Loss) income from continuing operations before income taxes	(61,630)	(74,526)	411,059
(Benefit) provision for income taxes	(19,932)	(5,943)	159,800

(Loss) income from continuing operations	(41,698)	(68,583)	251,259
(Loss) income from discontinued operation, net of income tax	(4,695)	1,563	(1,797)

Net (loss) income	(46,393)	(67,020)	249,462
Other comprehensive income (loss), net of income taxes:
Unrealized loss on hedging activities, net of income taxes	(31,565)	-	-
Unrealized loss on investment, net of income taxes	(967)	-	-
Currency translation adjustment, net of income taxes	(46)	1,657	(1,704)

Comprehensive (loss) income	$(78,971)	$(65,363)	$247,758

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net (loss) income	$(46,393)	$(67,020)	$249,462
(Loss) income from discontinued operation	(4,695)	1,563	(1,797)

(Loss) income from continuing operations	(41,698)	(68,583)	251,259
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation	39,762	19,480	60,327
Amortization of intangible assets and deferred financing costs	65,196	1,151	4,170
Deferred income taxes	16,807	20,478	34,130
Share-based compensation	2,336	36,475	9,232
Earnings distribution from equity investments	3,837	-	2,140
Other non-cash items	337	910	(3,161)
Changes in assets and liabilities:
Accounts receivable, net	(87,553)	62,627	(41,021)
Program rights	(124)	4,716	8,802
Prepaid expenses and other	(4,849)	(23,386)	36,927
Accounts payable and accrued liabilities	(27,704)	91,478	(10,747)
Income taxes payable	(37,439)	(29,986)	27,443
Accrued interest	102,600	(6,215)	(6,167)
Accrued license fees	1,350	1,520	(2,748)
Program rights obligations	(1,307)	(1,203)	(3,888)
Other, net	(4,019)	8,515	(304)

Net cash provided by operating activities from continuing operations	27,532	117,977	366,394
Net cash (used in) provided by operating activities from discontinued operation	(6,294)	3,063	(35,616)

Net cash provided by operating activities	21,238	121,040	330,778

Cash flows from investing activities:
Acquisition of radio stations	-	-	(11,869)
Capital expenditures	(32,481)	(15,572)	(61,640)
Proceeds from sale of Entravision stock	-	-	52,718
Proceeds from sale of investment	19,589	-	-
Other, net	132	(304)	(536)

Net cash used in investing activities from continuing operations	(12,760)	(15,876)	(21,327)
Net cash used in investing activities from discontinued operation	(93)	(438)	(5,238)

Net cash used in investing activities	(12,853)	(16,314)	(26,565)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	9,080,000	375,000
Capital contributions	14,593	3,957,000	-
Acquisition costs	(155,925)	(12,240,699)	-
Repayment of long-term debt	(2,455)	(261,167)	(587,008)
Purchases of treasury shares	-	(2,638)	(41)
Proceeds from stock options exercised	-	16,773	40,478
Income tax benefit from share-based awards	-	3,818	20,056
Deferred financing costs	(802)	(291,235)	(1,402)
Merger related payments	(60,838)	(149,752)	-

Net cash (used in) provided by financing activities from continuing operations	(205,427)	112,100	(152,917)
Net cash provided by (used in) financing activities from discontinued operation	-	-	-

Net cash (used in) provided by financing activities	(205,427)	112,100	(152,917)

Net (decrease) increase in cash	(197,042)	216,826	151,296
Cash and cash equivalents, beginning of period	320,348	103,522	99,400

Cash and cash equivalents, end of period	$123,306	$320,348	$250,696

Supplemental disclosure of cash flow information:
Interest paid	$309,448	$22,320	$45,590
Income taxes paid	$4,719	$731	$78,228

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

1.	Organization of the Company

Univision Communications Inc., together with its subsidiaries (the “Company” or “Univision”), is the leading Spanish-language media company in the United States and has continuing operations in three business segments: television, radio and Internet. The Company’s television operations include the Univision and TeleFutura networks, the Company’s owned and operated television stations and Galavisión, the Company’s cable television network. Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its owned and operated radio stations and radio network. Univision Online, Inc. (“Univision Online”) operates the Company’s Internet portal, Univision.com.

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

September 30, 2007

(Unaudited)

3.	Recent Developments (continued)

As a result of the Merger, a new basis of accounting was established at March 29, 2007. In effect, the Buyer’s basis in the Company’s assets and liabilities has been pushed down to the Company’s financial statements as of March 31, 2007. The acquisition was accounted for using the purchase method of accounting as though the Merger closed on March 31, 2007 for convenience purposes to align the Merger transaction date to the accounting close date, considering the insignificant impact to the statement of operations. The statement of operations for the three and six months ended September 30, 2007 includes depreciation and amortization of the purchase accounting adjustments and interest on the new debt related to the Merger.

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

The total acquisition cost of the Company is calculated as follows:

(In thousands)
Amounts paid to holders of stock, warrants and options:
Common stock	$11,246,893
Warrants owned by Televisa and Venevision	993,806
Stock options	130,181
Restricted stock	25,699

12,396,579
Direct acquisition costs	149,797

12,546,376
Debt assumed	941,958

Acquisition cost	$13,488,334

The following is a condensed balance sheet disclosing the preliminary amounts assigned to each major asset and liability caption of the acquired entity at the acquisition date:

March 31, 2007
(In thousands)
ASSETS
Current assets	$901,770
Property and equipment, net	686,113
Intangible assets, net	7,140,746
Goodwill	7,148,245
Deferred financing costs	291,100
Other non-current assets	679,984

Total assets	$16,847,958

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

3.	Recent Developments (continued)

March 31, 2007
(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$725,294
Long-term debt	9,771,365
Deferred tax liabilities	2,264,542
Other long-term liabilities	129,757

Total liabilities	12,890,958
Stockholder’s equity	3,957,000

Total liabilities and stockholder’s equity	$16,847,958

The Company has allocated the purchase price to broadcast licenses, trade names, multiple subscriber operator contracts and relationships, affiliate agreements and relationships, advertiser relationships, land and buildings and liabilities based upon a preliminary evaluation of the fair value of assets and liabilities prepared by a third party valuation specialist. Due to the preliminary nature of the fair value estimates, the allocation of the purchase price is subject to change and the changes may be material. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations.

The Company’s music division is held for sale. The Company has engaged a third party valuation specialist to value the music business as of the merger date. During the fourth quarter, the Company will adjust the carrying value of the music business in the purchase price allocation based upon the final valuation. The terms of any offers will be considered in the fair value analysis. The Company does not expect any significant gain or loss in the statement of operations as a result of this adjustment.

In accordance with EITF 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination, the Company booked an estimated liability of $12.5 million, with the offset to goodwill, as part of the purchase accounting entry for the involuntary termination of certain key employees in connection with the Merger. Most of the $12.5 million liability has been paid to the employees involuntarily terminated. The Company may increase the amount of the estimated liability as the plan to involuntarily terminate or relocate certain key employees is finalized.

Merger Related Expenses

As a result of the Merger, the Company incurred the following Merger related expenses:

	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007
	(In thousands)
Share-based compensation expense	$-	$46,400	(a)
Change in control payments to employees	1,983	41,857
Advisory success fee	-	32,786
Legal fees	931	16,097
Other non-compensation expenses	1,771	4,314
Other compensation expenses	319	2,727

Total Merger related expenses	$5,004	$144,181

(a)	As a result of the Merger, the Company accelerated approximately $31.9 million of share-based compensation and expensed change in control share-based compensation of $14.5 million.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

3.	Recent Developments (continued)

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

Results of the discontinued operation are as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In thousands)
Loss from discontinued operation before income taxes	$(2,522)	$(2,122)
Benefit for income taxes	(971)	(1,037)

Loss from discontinued operation, net of income taxes	$(1,551)	$(1,085)

	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007	Nine Months Ended September 30, 2006
	(In thousands)
(Loss) income from discontinued operation before income taxes	$(7,670)	$2,607	$(5,576)
(Benefit) provision for income taxes	(2,975)	1,044	(3,779)

(Loss) income from discontinued operation, net of income taxes	$(4,695)	$1,563	$(1,797)

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

3.	Recent Developments (continued)

	September 30, 2007	December 31, 2006
	(In thousands)
Current assets held for sale:
Accounts receivable, net	$25,431	$27,435
Deferred tax asset	5,256	12,978
Prepaid and other current assets	19,050	17,607

	$49,737	$58,020

Non-current assets held for sale:
Property and equipment	$2,833	$3,483
Intangible assets	48,942	39,172
Goodwill	301,997	305,281
Other assets	10,261	9,520

	$364,033	$357,456

Current liabilities held for sale:
Accounts payable and accrued liabilities	$54,404	$60,101
Other current liabilities	(1,432)	641

	$52,972	$60,742

Non-current liabilities held for sale	$13,019	$(345)

4.	Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications, primarily related to the music segment as a discontinued operation, have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, the methods used to measure fair value and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact that the adoption of SFAS No. 157 will have on the financial statements of the Company.

5.	Related Party Transactions

On March 29, 2007, the Company entered into a management agreement with the Buyer and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the three and six months ended September 30, 2007 was $4.4 and $9.4 million, respectively, and the amounts are included in selling, general and administrative expenses on the statement of operations.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

5.	Related Party Transactions (continued)

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

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists. The television and radio broadcast licenses have indefinite lives because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the FCC. Over the last five years, all the television and radio licenses that have been up for renewal have been renewed. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. The television and radio broadcast licenses and the related cash flows are expected to continue indefinitely, and as a result the broadcast licenses have an indefinite useful life. Therefore, the licenses will not be amortized unless circumstances change indicating their useful lives are deemed to no longer be indefinite.

The following is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, estimated amortization expense for the years 2007 through 2012, and goodwill by segment:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Being Amortized
Nielsen contract	$5,908	$517	$5,391
Broadcast agreement	6,539	419	6,120
Multiple system operator contracts and relationships and broadcast affiliate agreements and relationships	966,200	21,495	944,705
Advertiser related intangibles, primarily advertiser relationships	102,700	19,570	83,130
Other amortizable intangibles	1,046	288	758

Total	$1,082,393	$42,289	1,040,104

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

6.	Goodwill and Other Intangible Assets (continued)

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Not Being Amortized
Broadcast licenses			5,447,152
Trademarks			609,972
Other intangible assets			1,249

Total			6,058,373

Total intangible assets, net			$7,098,477

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible Assets Being Amortized
Nielsen contract	$20,700	$14,533	$6,167
Broadcast agreement	9,892	3,143	6,749
Advertiser related intangibles, primarily advertiser contracts	5,059	5,013	46
Other amortizable intangibles	3,657	2,185	1,472

Total	$39,308	$24,874	14,434

Intangible Assets Not Being Amortized
Broadcast licenses			4,281,289
Other intangible assets			2,516

Total			4,283,805

Total intangible assets, net			$4,298,239

Estimated amortization expense is as follows:

Year	Amount
(In thousands)
2007	$60,167
2008	$51,556
2009	$50,996
2010	$50,993
2011	$50,979
2012	$50,677

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

6.	Goodwill and Other Intangible Assets (continued)

The Company has various intangible assets that are being amortized on a straight line basis. The Nielsen contract is being amortized through December 2012, a broadcast agreement is being amortized through January 2015, advertiser related intangibles are being amortized through 2026, the multiple system operator contracts and relationships and broadcast affiliate agreements and relationships are being amortized through 2027 and 2031, respectively, and other amortizable intangible assets are being amortized through 2010. The Company incurred amortization expense of $21.3 million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively. The Company incurred amortization expense of $42.3 million, $0.6 million and $2.1 million for the six months ended September 30, 2007, three months ended March 31, 2007 and nine months ended September 30, 2006, respectively.

Goodwill as of September 30, 2007 is as follows:

	Segments
	Television	Radio	Internet	Total
	(In thousands)
Goodwill	$5,795,556	$1,250,604	$102,085	$7,148,245

7.	Debt

Long-term debt consists of the following as of:

	September 30, 2007	December 31, 2006
	(In thousands)
Bank senior secured revolving credit facility	$-	$180,000
Bank senior secured term loan facility	7,000,000	-
Bank second-lien asset sale bridge loan	500,000	-
Senior notes – 9.75%/10.50% due 2015	1,500,000	-
Senior notes – 7.85% due 2011	522,744	497,439
Senior notes – 3.875% due 2008	244,203	244,730
Senior notes – 3.5% due 2007	199,772	197,541

	9,966,719	1,119,710
Less current portion	(199,772)	(197,541)

Long-term debt	$9,766,947	$922,169

The Company has a 7 year, $750.0 million bank senior secured revolving credit facility. Interest will accrue at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is expected to be the three month LIBOR rate. There was no balance outstanding on this facility as of September 30, 2007. Interest is paid on a quarterly basis unless the Company elects a shorter period.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

7.	Debt (continued)

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of September 30, 2007 was 7.6%. Interest is paid on a quarterly basis unless the Company elects a shorter period.

In April 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. In August 2007, the Company also entered into a $2 billion two-year interest rate swap on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. These interest rate swaps are accounted for as cash flow hedges that are highly effective. As of September 30, 2007, the Company had a swap liability totaling $52.6 million, which is included in other long-term liabilities on the balance sheet.

The bank second-lien asset sale bridge loan is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of September 30, 2007 was 7.6%. Interest is paid on a quarterly basis unless the Company elects a shorter period.

The 9.75% senior notes are 8 year notes totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes will be payable in cash. For any interest period thereafter through March 15, 2012, the Company may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The senior notes bear interest at 9.75% and PIK interest will accrue at 10.50%. These senior notes pay interest on March 15th and September 15th each year, beginning September 15, 2007.

The Company’s $500 million 7.85% senior notes due 2011 bear interest at 7.85% per annum. These senior notes pay interest on January 15th and July 15th of each year.

The Company has $250 million of senior notes due in 2008 and $200 million of senior notes due in 2007. The senior notes due 2008 bear interest at the rate of 3.875% per annum and the senior notes due 2007 bear interest at the rate of 3.5% per annum. The interest is payable on both series of senior notes in cash on April 15th and October 15th of each year. The Company paid the senior notes due 2007 that matured October 15, 2007 using its 7.5 year bank senior secured draw term loan facility.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

7.	Debt (continued)

When the Company issued the senior notes due 2007 and 2008, it entered into fixed-to-floating interest rate swaps that resulted in fair value hedges that were perfectly effective up until the date of the Merger. The interest rate swaps totaling $450 million on our 2007 and 2008 senior notes qualified for the “shortcut method” under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Following the merger, the Company no longer qualified for the “shortcut method” since the senior notes were required to be recorded at market value at March 29, 2007 under SFAS No. 141, Business Combinations. The Company was required to perform the hedge effectiveness analysis using the long-haul method and reassess hedge effectiveness at the time of the acquisition. Based on this analysis, the Company concluded to cease applying hedge accounting. During the three and six months ended September 30, 2007, the Company recognized income of $0.8 million and a charge of $1.8 million to earnings, respectively, related to the ineffectiveness. At September 30, 2007, the Company had a swap liability of $1.6 million reported in other long-term liabilities related to these interest rate swaps.

The Company has a 7.5 year, $450 million bank senior secured draw term loan facility, which is available for a limited time to repay or prepay the Company’s senior notes that existed prior to the Merger and remain outstanding. There was no balance outstanding on this facility as of September 30, 2007. If this facility is drawn upon, the applicable rate will be the three month LIBOR rate plus an applicable margin. Interest is paid on a quarterly basis unless the Company elects a shorter period. On October 15, 2007, the Company paid down its senior notes due 2007 and now has $200 million outstanding under this facility.

Voluntary prepayments of principal amounts outstanding under the bank senior secured revolving credit facility, bank senior secured term loan facility, bank second-lien asset sale bridge loan and bank senior secured draw term loan facility (collectively the “Senior Secured Credit Facilities”) will be permitted, except for the bank second-lien asset sale bridge loan, at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the lenders will require compensation for any funding losses and expenses incurred as a result of the prepayment. Voluntary prepayments of principal amounts outstanding under the second-lien asset sale bridge loan will not be permitted at any time, except to the extent the payment is made with the proceeds of any sale of equity interests by, or any equity contribution to, us or any issuance by us of permitted senior subordinated notes and/or senior unsecured notes on terms to be agreed upon.

The Senior Secured Credit Facilities and the senior notes contain various covenants and restrictions and a breach of any covenant or restriction could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indentures governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under the Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

7.	Debt (continued)

Additionally, the Senior Secured Credit Facilities contain certain restrictive covenants which, among other things, limit the incurrence of investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

The subsidiary guarantors under the Company’s bank senior secured term loan facility and senior notes are all of the Company’s domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. The bank senior secured term loan facility and senior notes are secured by, among other things (a) a first priority security interest in substantially all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory, and other tangible and intangible assets, subject to certain customary exceptions; (b) a pledge of (i) all of the Company’s present and future capital stock and the present and future capital stock of each of the Company’s and each subsidiary guarantor’s direct domestic subsidiaries and (ii) 65% of the voting stock of each of our and each guarantor’s material direct foreign subsidiaries, subject to certain exceptions including to avoid certain reporting obligations; and (c) all proceeds and products of the property and assets described above. The bank second-lien asset sale bridge loan is secured by a second priority security interest in all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, securing the other secured credit facilities.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

9.	Share-Based Compensation (continued)

periods ranging from 2.5 to 7 years. The fair value of these awards is based on a valuation appraisal prepared for the Company by an independent appraisal firm. The fair values are based on the same per share value and are in the same proportion as the classes of Company securities that were purchased by Umbrella Acquisition as of the closing date of the Merger.

The total fair value of the awards granted to the executive officers is approximately $11.6 million and the Company amortized approximately $0.8 and $2.3 million for the three and six months ended September 30, 2007, respectively. Total compensation cost related to non-vested awards not yet recognized at September 30, 2007 is approximately $9.3 million and the weighted average period over which it is expected to be recognized is approximately 2.0 years. Share-based compensation cost will be charged to income (loss) on a straight-line basis over the requisite service period, which is generally the vesting period.

At the effective date of the Merger, all unvested restricted stock units that were granted by the Company prior to the Merger automatically ceased to exist and each holder of an unvested restricted stock unit ceased to have any rights with respect thereto. In accordance with the Merger Agreement, the Buyer is required to create an equity incentive plan with comparable value in the aggregate promptly after the Merger. As of September 30, 2007, no share-based instruments were granted related to this obligation.

Prior to the Merger, the Company amortized approximately $4.9 million for the three months ended March 31, 2007, $3.1 million for the three months ended September 30, 2006 and $9.2 million nine months ended September 30, 2006.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

10.	Televisa Program License Agreement (“PLA”) Litigation (continued)

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

The Company has recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $1.1 million for the three months ended September 30, 2007 and 2006. For the six months ended September 30, 2007, three months ended March 31, 2007 and nine months ended September 30, 2006, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $1.4 million, $2.2 million and $7.6 million, respectively. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

On May 5, 2006, the Company filed its Answer to the Second Amended and Supplemental Complaint, denying Televisa’s principal substantive allegations, denying liability, and asserting various affirmative defenses. On May 12, 2006, the Court reset the discovery cut-off date in the case for December 29, 2006, and the trial date for June 19, 2007. On May 22, 2006, the Company filed its First Amended Counterclaims, which added a claim for declaratory relief that the Company was not in material breach of the PLA or the Soccer Agreement and that it had received inadequate notice of any alleged breaches. Televisa sent a letter on June 2, 2006, notifying the Company that the 90-day cure period had expired for certain breaches alleged in Televisa’s February 16, 2006 notice of purported material breaches under the PLA and the Soccer Agreement. In that June 2, 2006 letter, Televisa contended that because the Company had purportedly failed to cure these and other breaches, some of which Televisa asserted were not susceptible of being cured, Televisa therefore had the right to terminate the PLA, the Soccer Agreement, and a related guaranty given by Grupo Televisa to the Company. Televisa indicated, however, that it was not at that time exercising its purported termination rights and that it was seeking a declaration of its right to terminate, in the litigation between the companies.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

10.	Televisa PLA Litigation (continued)

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The Court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines.

On October 1, 2007, the Company filed a motion for partial summary judgment on one of Televisa’s claims and one of the Company’s counterclaims. The motion seeks a ruling that the breaches of the PLA alleged by Televisa, even if found to be true, do not constitute “material breaches” that would allow Televisa to terminate the PLA. Televisa filed its opposition to the motion on November 2, 2007. Argument on the motion is scheduled for December 10, 2007.

The Company continues to defend the litigation and pursue its counterclaims vigorously and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

11.	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The impact of adopting FIN 48 was not significant.

The Company had total gross unrecognized tax benefits of $26.9 and $12.8 million as of September 30, 2007 and March 31, 2007, respectively. The change in the Company’s gross unrecognized tax benefits of $14.1 million from March 31, 2007 to September 30, 2007 is the net result of the conclusion of certain tax audits and the identification of uncertain tax positions during that period. If the unrecognized tax benefits are recognized in a future period they would not materially change the effective income tax rate of that respective period. The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. As of September 30, 2007, the Company has approximately $0.9 million of accrued interest related to uncertain tax positions.

Univision and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all material state income tax matters have been concluded for years through 2001.

The Company’s effective tax benefit rate of 30.7% for the three months ended September 30, 2007 is different from the effective tax rate of 41.2% for the three months ended September 30, 2006 due to the Company’s non-deductible tax differences reducing the tax benefit that resulted from the pre-tax loss in the current quarter. The Company’s effective tax benefit rate of 19.0% for the nine months ended September 30, 2007 is different from the effective tax rate of 38.9% for the nine months ended September 30, 2006 due primarily to the pre-tax loss and non-deductibility of certain merger related expenses for the nine months ended September 30, 2007.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

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

The Company uses the key indicator of adjusted operating income before depreciation and amortization (“OIBDA”) to evaluate the Company’s operating performance, for planning and forecasting future business operations, and reporting to the banks. This indicator is presented on an adjusted basis consistent with the definition in our Bank Credit Agreement to exclude certain expenses. OIBDA, which is commonly used as a measure of performance for broadcast companies, is used by investors to measure a company’s ability to service debt and other cash needs, and provides investors the opportunity to evaluate the Company’s performance as it is viewed by management.

Presented below is segment information pertaining to the Company’s television, radio and Internet businesses:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In thousands)
Net revenues:
Television	$406,672	$394,185
Radio	110,843	103,143
Internet	11,540	9,228

Consolidated	529,055	506,556

Direct operating expenses (excluding depreciation and amortization):
Television	151,580	151,339
Radio	22,437	18,201
Internet	3,769	3,380

Consolidated	177,786	172,920

Selling, general and administrative expenses (excluding depreciation and amortization):
Television	95,516	88,175
Radio	44,273	43,403
Internet	3,561	3,672

Consolidated	143,350	135,250

Merger related expenses:
Television	1,392	3,752
Radio	(592)	89
Internet	-	-

Consolidated	800	3,841

Depreciation and amortization:
Television	36,709	17,289
Radio	2,440	3,471
Internet	2,036	554

Consolidated	41,185	21,314

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

12.	Business Segments (continued)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In thousands)
Operating income:
Television	121,475	133,629
Radio	42,285	37,980
Internet	2,174	1,622

Consolidated	$165,934	$173,231

OIBDA:
Television	$171,441	$159,950
Radio	44,796	42,338
Internet	4,210	2,257

Consolidated	$220,447	$204,545

Capital expenditures:
Television	$13,817	$9,237
Radio	2,896	2,619
Internet	41	426

Consolidated	$16,754	$12,282

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

12.	Business Segments (continued)

	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007	Nine Months Ended September 30, 2006
		(In thousands)
Net revenues:
Television	$840,333	$340,944	$1,206,356
Radio	227,910	86,887	279,981
Internet	23,020	9,435	26,501

Consolidated	1,091,263	437,266	1,512,838

Direct operating expenses (excluding depreciation and amortization):
Television	298,739	135,974	490,558
Radio	42,772	20,839	53,622
Internet	7,373	3,761	10,052

Consolidated	348,884	160,574	554,232

Selling, general and administrative expenses (excluding depreciation and amortization):
Television	204,458	98,402	269,627
Radio	89,735	40,847	125,095
Internet	7,472	4,811	11,048

Consolidated	301,665	144,060	405,770

Merger related expenses:
Television	5,004	138,521	11,127
Radio	-	5,660	106
Internet	-	-	-

Consolidated	5,004	144,181	11,233

Voluntary contribution per FCC consent decree:
Television	-	24,000	-
Radio	-	-	-
Internet	-	-	-

Consolidated	-	24,000	-

Depreciation and amortization:
Television	72,975	16,705	51,468
Radio	5,006	2,870	9,408
Internet	4,072	547	1,591

Consolidated	82,053	20,122	62,467

Operating income (loss):
Television	259,157	(72,658)	383,575
Radio	90,397	16,671	91,751
Internet	4,103	316	3,810

Consolidated	$353,657	$(55,671)	$479,136

OIBDA:
Television	$364,150	$119,345	$465,773
Radio	96,066	26,301	105,517
Internet	8,175	1,010	5,631

Consolidated	$468,391	$146,656	$576,921

Capital expenditures:
Television	$26,836	$12,324	$50,435
Radio	5,335	3,090	9,883
Internet	310	158	1,322

Consolidated	$32,481	$15,572	$61,640

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

12.	Business Segments (continued)

	September 30, 2007	December 31, 2006
Total assets:
Television	$11,648,643	$3,314,675
Radio	4,405,374	4,412,597
Internet	176,122	18,715
Discontinued operation	420,167	420,408

Consolidated	$16,650,306	$8,166,395

OIBDA is not, and should not be used as, an indicator of or alternative to operating income or net (loss) income as reflected in the consolidated financial statements. It is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of OIBDA may vary among companies and industries it should not be used as a measure of performance among companies. The Company is providing on a consolidated basis a reconciliation of adjusted operating income before depreciation and amortization to operating income, which is the most directly comparable GAAP financial measure, for the periods presented in the segmental disclosure:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In thousands)
Adjusted operating income before depreciation and amortization	$220,447	$204,545
Depreciation and amortization	41,185	21,314
Share-based compensation expense	825	3,116
Televisa litigation costs and payments under protest and other license fee overcharges	4,665	3,043
Merger related expenses	800	3,841
Finance transformation expense	1,269	-
Cost reduction plan	745	-
Business optimization expense	668	-
Management fee	4,356	-

Operating income	$165,934	$173,231

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

12.	Business Segments (continued)

	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007	Nine Months Ended September 30, 2006
		(In thousands)
Adjusted operating income before depreciation and amortization	$468,391	$146,656	$576,921
Depreciation and amortization	82,053	20,122	62,467
Share-based compensation expense	2,254	4,880	9,232
Televisa litigation costs and payments under protest and other license fee overcharges	11,283	6,577	13,235
Merger related expenses	5,004	144,181	11,233
Voluntary contribution per FCC consent decree	-	24,000	-
Finance transformation expense	3,350	2,567	-
Cost reduction plan	745	-	-
Business optimization expense	668	-	-
Asset impairment charge	-	-	1,618
Management fee	9,377	-	-

Operating income (loss)	$353,657	$(55,671)	$479,136

Part I, Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Information presented for the nine months ended September 30, 2007 represents the sum of the amounts for the three months ended March 31, 2007 and the six months ended September 30, 2007. See “Notes to Condensed Consolidated Financial Statements—2. Basis of Presentation.”

Univision Communications Inc., together with its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), has continuing operations in three business segments:

•

Television:    The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the Company’s owned and/or operated television stations and the Galavisión cable television network. For the nine months ended September 30, 2007, the television segment accounted for approximately 77% of the Company’s net revenues.

•

Radio:    Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the nine months ended September 30, 2007, the radio segment accounted for approximately 21% of the Company’s net revenues.

•

Internet:    Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the nine months ended September 30, 2007, the Internet segment accounted for approximately 2% of the Company’s net revenues.

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

Description of Net Revenues

Television net revenues are generated from the sale of network, national and local spot advertising time, subscriber fees and sales commissions on national advertising aired on Univision affiliate television stations less agency commissions, music license fees and station compensation paid to affiliates. Radio net revenues are derived from the sale of local, national, and network spot advertising time less agency commissions. The Internet business derives its net revenues primarily from online advertising.

Description of Direct Operating Expenses

Direct operating expenses consist primarily of programming, license fees, news and technical costs. License fees related to our program license agreements (the “PLA”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporación Venezolana del Television, C.A. (VENEVISION) (“Venevision”) account for approximately 17% and 15% of our total direct operating and selling, general and administrative expenses, excluding Merger related expenses for the nine months ended September 30, 2007 and 2006, respectively.

Televisa Program License Agreement Litigation

Televisa and the Company are parties to the PLA, which provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. In June 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa. Televisa’s current claims include breach for our alleged failure to pay Televisa royalties attributable to revenues from one of Univision’s programs, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA (the “Soccer Agreement”), and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa sought monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. The Company has recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $1.1 million for the three months ended September 30, 2007 and 2006. For the six months ended September 30, 2007, three months ended March 31, 2007 and nine months ended September 30, 2006, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $1.4 million, $2.2 million and $7.6 million, respectively. Televisa is also seeking a declaration that the Company is in material breach of the PLA and the Soccer Agreement and that Televisa has the right to suspend or terminate its performance under such agreements. We do not believe we are in breach of our agreements with Televisa and certainly not in material breach. The Company has filed an answer and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines.

On October 1, 2007, the Company filed a motion for partial summary judgment on one of Televisa’s claims and one of the Company’s counterclaims. The motion seeks a ruling that the breaches of the PLA alleged by Televisa, even if found to be true, do not constitute “material breaches” that would allow Televisa to terminate the PLA. Televisa filed its opposition to the motion on November 2, 2007. Argument on the motion is scheduled for December 10, 2007.

The Company continues to defend the litigation and pursue its counterclaims vigorously and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

Merger Related Expenses

The Company accounted for its pre-Merger payments primarily as either deferred financing costs recorded as an asset in the balance sheet or merger related expenses, which were expensed in the statement of operations. Deferred financing costs consist of all payments made by the Company in connection with obtaining its new debt, primarily ratings fees, legal fees, audit fees and all costs related to the offering circular and the road show. All other costs were expensed in the statement of operations by the Company as merger related expenses such as the success and opinion fees, change in control severance payments, the solvency opinion fee, legal fees, audit fees, appraisal fees and tax fees.

Certain post-Merger payments relate to involuntary termination benefits and relocation costs, which were capitalized under EITF 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. Other costs such as indirect expenses related to the Merger were expensed in the statement of operations. The Company may increase the amount of the estimated liability as the plan to involuntarily terminate and relocate certain key employees is finalized.

All Buyer Merger-related direct expenditures were capitalized and accounted for under the guideline of SFAS No. 141 Business Combinations, and were allocated to tangible or intangible assets, deferred financing costs or goodwill.

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

Accounting for Intangibles Assets

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

In accordance with SFAS No. 144, Accounting for Impairment of Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Results of Operations

Overview

In the following table, the Company’s combined results for the nine months ended September 30, 2007 represent the sum of the amounts for the three months ended March 31, 2007 and the six months ended September 30, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful comparison of our results.

Unaudited in thousands	Six Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Three Months Ended March 31, 2007
Net revenues	$1,091,263	$1,528,529	$1,512,838	$437,266

Direct operating expenses (excluding depreciation and amortization)	348,884	509,458	554,232	160,574
Selling, general and administrative expenses (excluding depreciation and amortization)	301,665	445,725	405,770	144,060
Merger related expenses	5,004	149,185	11,233	144,181
Voluntary contribution per FCC consent decree	-	24,000	-	24,000
Depreciation and amortization	82,053	102,175	62,467	20,122

Operating expenses	737,606	1,230,543	1,033,702	492,937

Operating income (loss)	353,657	297,986	479,136	(55,671)
Other expenses (income):
Interest expense, net	394,277	412,134	70,638	17,857
Loss on extinguishment of debt	-	1,630	-	1,630
Amortization of deferred financing costs	22,908	23,417	2,030	509
Stock dividend	(368)	(821)	(1,359)	(453)
Equity income in unconsolidated subsidiaries and other	(1,530)	(2,218)	(1,778)	(688)
Gain on sale of Entravision stock	-	-	(1,454)	-

Income (loss) from continuing operations before income taxes	(61,630)	(136,156)	411,059	(74,526)
Provision (benefit) for income taxes	(19,932)	(25,875)	159,800	(5,943)

(Loss) income from continuing operations	(41,698)	(110,281)	251,259	(68,583)
(Loss) income from discontinued operation, net of income tax	(4,695)	(3,132)	(1,797)	1,563

Net income (loss)	(46,393)	(113,413)	249,462	(67,020)

In comparing our results of operations for the three and nine months ended September 30, 2007 (“2007”) with those ended September 30, 2006 (“2006”), the following should be noted:

•

During the second and third quarters of 2006, the Company’s television segment aired the 2006 World Cup games, which generated revenues and expenses that did not exist in 2007. For the three and nine months ended September 30, 2006, the 2006 FIFA World Cup contributed an estimated $24.7 and $113.4 million of incremental net revenue and an estimated $0.3 and $5.2 million of incremental operating income before depreciation and amortization, respectively.

•

For the three months ended September 30, 2007 and 2006, the Company incurred Merger related expenses of $0.8 and $3.8 million, respectively. For the nine months ended September 30, 2007 and 2006, the Company incurred Merger related expenses of $149.2 and $11.2 million, respectively.

•	In the first quarter of 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

•

For the three months ended September 30, 2007 and 2006, the Company recorded selling, general and administrative expenses of $3.6 and $1.9 million, respectively, for Televisa litigation costs regarding its PLA and direct operating expenses of $1.1 and $1.1 million, respectively, for payments made under protest and other license fee overcharges to Televisa. For the nine months ended September 30, 2007 and 2006, the Company recorded selling, general and administrative expenses of $14.3 and $5.6 million, respectively, for Televisa litigation costs regarding its PLA and direct operating expenses of $3.6 and $7.6 million, respectively, for payments made under protest and other license fee overcharges to Televisa.

•

In the third quarter of 2007, the Company recorded a management fee expense of $4.4 million payable to the Sponsors. For the nine months ended September 30, 2007, management fee expense is $9.4 million. See “Notes to Condensed Consolidated Financial Statements – 5. Related Party Transactions.”

•

For the three and nine months ended September 30, 2007, the Company recorded share-based compensation expense of $0.8 and $7.1 million, respectively. For the three and nine months ended September 30, 2006, the Company recorded share-based compensation of $3.1 and $9.2 million, respectively.

•	For the three and nine months ended September 30, 2007, the Company recorded $1.3 and $5.9 million of finance transformation expenses, primarily related to the implementation of the Oracle system.

  Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues.    Net revenues were $529.1 million in 2007 compared to $506.5 million in 2006, an increase of $22.6 million or 4.4%. During the three months ended September 30, 2006, the 2006 FIFA World Cup contributed an estimated $24.7 million of incremental net revenues. The Company’s television segment revenues were $406.7 million in 2007 compared to $369.5 million in 2006, an increase of $37.2 million or 10.1%, excluding the 2006 FIFA World Cup estimated incremental net revenues. The growth was primarily attributable to the Company’s television networks, resulting primarily from increased viewership. The Company’s radio segment had revenues of $110.8 million in 2007 compared to $103.1 million in 2006, an increase of $7.7 million or 7.5%. The growth was attributable primarily to the stations in the Los Angeles, Chicago, Houston, Dallas, New York and Phoenix markets and increased network revenues. The Company’s Internet segment had revenues of $11.5 million in 2007 compared to $9.2 million in 2006, an increase of $2.3 million or 25.1% primarily related to an increase in advertisers.

Expenses.    Direct operating expenses increased to $177.8 million in 2007 from $172.9 million in 2006, an increase of $4.9 million or 2.8%. The Company’s television segment direct operating expenses were $151.6 million in 2007 compared to $151.3 million in 2006, an increase of $0.3 million or 0.2%. The increase is due to increased programming costs of $21.9 million and license fee expense of $2.8 million offset by the elimination of 2006 World Cup costs of $24.4 million. The Company’s radio segment had direct operating expenses of $22.4 million in 2007 compared to $18.2 million in

2006, an increase of $4.2 million or 23.3%. The increase is due to increased programming costs of $3.7 million and technical costs of $0.5 million. The Company’s Internet segment had direct operating expenses of $3.7 million in 2007 compared to $3.4 million in 2006, an increase of $0.3 million or 11.5%. The increase is due primarily to increased technical and programming costs. As a percentage of net revenues, the Company’s direct operating expenses decreased to 33.8% in 2007 from 34.1% in 2006.

Selling, general and administrative expenses increased to $143.4 million in 2007 from $135.3 million in 2006, an increase of $8.1 million or 6.0%. The Company’s television segment selling, general and administrative expenses were $95.5 million in 2007 compared to $88.2 million in 2006, an increase of $7.3 million or 8.3%. The increase is due primarily to increased Televisa litigation costs of $1.7 million and management fee expense payable to the Sponsors of $4.4 million. The Company’s radio segment had selling, general and administrative expenses of $44.3 million in 2007 compared to $43.4 million in 2006, an increase of $0.9 million or 2.0%. The increase is due primarily to increased selling costs of $1.6 million and bad debt expense of $0.6 million offset in part by decreased general and administrative compensation costs of $0.9 million. The Company’s Internet segment had selling, general and administrative expenses of $3.6 million in 2007 and $3.7 million in 2006. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased to 27.1% in 2007 from 26.7% in 2006.

Merger related expenses.    For the three months ended September 30, 2007 and 2006, the Company incurred Merger related expenses of $0.8 and $3.8 million, respectively. The television segment incurred merger related expenses of $1.4 million in 2007 and $3.7 million in 2006 and radio had an expense reclassification to selling, general and administrative expenses of $0.6 million in 2007 and an expense of $0.1 million in 2006. These costs are primarily related to legal and consulting costs incurred in connection with the Merger.

Depreciation and amortization.    Depreciation and amortization increased to $41.2 million in 2007 from $21.3 million in 2006, an increase of $19.9 million or 93.2%. The Company’s depreciation expense was $19.9 million in 2007 and $20.6 million in 2006. The Company had amortization of intangible assets of $21.3 million and $0.7 million in 2007 and 2006, respectively, an increase of $20.6 million. The allocation of the purchase price related to the Merger affected both tangible and amortizable intangible assets. See “Notes to Condensed Consolidated Financial Statements-6. Goodwill and Other Intangible Assets.” Depreciation and amortization expense for the television segment increased by $19.4 million to $36.7 million in 2007 from $17.3 million in 2006 due to an increase in amortization expense from the purchase accounting adjustment. Depreciation and amortization expense for the radio segment was $2.4 million in 2007 and $3.5 million in 2006 primarily due to an increase in the depreciable lives of certain tangible assets as a result of the Merger. Depreciation and amortization expense for the Internet segment increased by $1.6 million to $2.1 million in 2007 from $0.5 million in 2006 due to an increase in amortization expense from the purchase accounting adjustment.

Interest expense, net.    Interest expense increased to $193.7 million in 2007 from $22.1 million in 2006, an increase of $171.6 million. The increase is due primarily to an increase in borrowings in connection with the Merger. Future interest expense is expected to be much higher as a result of the debt incurred in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements-7. Debt.”

Stock dividend.    Equity Media Holdings Corporation stock dividend income was $0.2 million in 2007 and $0.5 million in 2006. The Series A convertible preferred stock has a mandatory redemption date of March 30, 2012.

Equity income in unconsolidated subsidiaries and other.    Equity income in unconsolidated subsidiaries and other was $0.7 million in 2007 and 2006.

Gain on sale of Entravision stock.    In the third quarter of 2006, the Company sold 0.2 million additional shares of Entravision Class U Common Stock and recognized a gain of $0.2 million.

Provision (benefit) for income taxes.    In 2007, the Company reported an income tax benefit of $11.2 million, representing the net of $21.5 million of a current tax benefit and $10.3 million of a deferred tax provision. In 2006, the Company reported an income tax provision of $62.6 million, representing $52.3 million of current tax expense and $10.3 million of deferred tax expense. The effective tax benefit rate was 30.7% in 2007 and the effective tax rate was 41.2% in 2006. The Company’s effective tax benefit rate of 30.7% for the three months ended September 30, 2007 is different from the effective tax rate of 41.2% for the three months ended September 30, 2006 due to the Company’s non-deductible tax differences.

Adjusted Operating Income before Depreciation and Amortization (“OIBDA”).    OIBDA increased to $220.4 million in 2007 from $204.5 million in 2006, an increase of $15.9 million or 7.8%. The increase is based on the net revenue and operating expense explanations above along with the matters noted in the overview.

The Company uses the key indicator of OIBDA to evaluate the Company’s operating performance, for planning and forecasting future business operations, and reporting to the banks. This indicator is presented on an adjusted basis consistent with the definition in our Bank Credit Agreement to exclude certain expenses. OIBDA is not, and should not be used as, an indicator of or alternative to operating income or net (loss) income as reflected in the consolidated financial statements. It is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of OIBDA may vary among companies and industries it should not be used as a measure of performance among companies. See “Notes to Condensed Consolidated Financial Statements—12. Business Segments” for a reconciliation of OIBDA to operating income.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues.    Net revenues were $1,528.5 million in 2007 compared to $1,512.8 million in 2006, an increase of $15.7 million or 1.0%. During the nine months ended September 30, 2006, the 2006 FIFA World Cup contributed an estimated $113.4 million of incremental net revenues. The Company’s television segment revenues were $1,181.3 million in 2007 compared to $1,092.9 million in 2006, an increase of $88.4 million or 8.1%, excluding the 2006 FIFA World Cup estimated incremental net revenues. The growth was primarily attributable to the Company’s television networks, resulting primarily from increased viewership. The Company’s radio segment had revenues of $314.8 million in 2007 compared to $280.0 million in 2006, an increase of $34.8 million or 12.4%. The growth was attributable primarily to the stations in the Los Angeles, Houston, Miami, Chicago and Dallas markets and increased network revenues. The Company’s Internet segment had revenues of $32.5 million in 2007 compared to $26.5 million in 2006, an increase of $6 million or 22.5%, primarily related to an increase in advertisers.

Expenses.    Direct operating expenses decreased to $509.5 million in 2007 from $554.2 million in 2006, a decrease of $44.7 million or 8.1%. The Company’s television segment direct operating expenses were $434.7 million in 2007 compared to $490.6 million in 2006, a decrease of $55.9 million or 11.4%. The decrease is due to the elimination of 2006 World Cup costs of $108.3 million, a decrease in payments made under protest and other license fee overcharges to Televisa of $4.0 million offset by increased license fee expense of $12.6 million paid under our PLA and $43.8 million primarily related to increased programming costs. The Company’s radio segment had direct operating expenses of $63.6 million in 2007 compared to $53.6 million in 2006, an increase of $10.0 million or 18.6%. The increase is due to increased programming costs of $8.9 million and technical costs of $1.1 million. The Company’s Internet segment had direct operating expenses of $11.1 million in 2007 compared to $10.0 million in 2006, an increase of $1.1 million or 10.8%. The increase is due primarily to increased technical and programming costs. As a percentage of net revenues, the Company’s direct operating expenses decreased to 33.3% in 2007 from 36.6% in 2006.

Selling, general and administrative expenses increased to $445.7 million in 2007 from $405.8 million in 2006, an increase of $39.9 million or 9.8% The Company’s television segment selling, general and administrative expenses were $302.9 million in 2007 compared to $269.6 million in 2006, an increase of $33.3 million or 12.3%. The increase is due in part to increased Televisa litigation costs of $8.6 million, a management fee payable to the Sponsors of $9.4 million, finance transformation costs of $5.9 million, increased selling costs of $4.0 million and increased research costs of $1.4 million. The Company’s radio segment had selling, general and administrative expenses of $130.6 million in 2007 compared to $125.1 million in 2006, an increase of $5.5 million or 4.4%. The increase is due in part to increased selling costs of $6.5 million offset by savings of $1.0 million. The Company’s Internet segment had selling, general and administrative expenses of $12.3 million in 2007 compared to $11.1 million in 2006, an increase of $1.2 million or 11.2%. The increase is due primarily to an increase in selling costs of $0.7 million. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased to 29.2% in 2007 from 26.8% in 2006.

Merger related expenses.    For the nine months ended September 30, 2007 and September 30, 2006, the Company incurred Merger related expenses of $149.2 and $11.2 million, respectively, of which $143.5 in 2007 and $11.1 million in 2006 relates to the television segment and $5.7 million and $0.1 million relates to the radio segment in 2007 and 2006, respectively. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements-3. Recent Developments.”

Voluntary contribution per FCC consent decree.    For the nine months ended September 30, 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

Depreciation and amortization.    Depreciation and amortization increased to $102.2 million in 2007 from $62.5 million in 2006, an increase of $39.7 million or 63.6% The Company’s depreciation expense decreased to $59.2 million in 2007 from $60.3 million in 2006, a decrease of $1.1 million primarily related to decreased capital expenditures and due to an increase in the depreciable lives of certain intangible assets as a result of the Merger. The Company had amortization of intangible assets of $42.9 million and $2.1 million in 2007 and 2006, respectively, an increase of $40.8 million. The allocation of the purchase price related to the Merger affected both tangible and amortizable intangible assets. See “Notes to Condensed Consolidated Financial Statements-6. Goodwill and Other Intangible Assets.” Depreciation and amortization expense for the television segment increased by $38.2 million to $89.7 million in 2007 from $51.5 million in 2006 due to an increase in amortization expense from the purchase accounting adjustment. Depreciation and amortization expense for the radio segment was $7.9 million in 2007 and $9.4 million in 2006 primarily due to an increase in the depreciable lives of certain intangible assets as a result of the Merger. Depreciation and amortization expense for the Internet segment was $4.6 million in 2007 and $1.6 million in 2006 due to an increase in amortization expense from the purchase accounting adjustment.

Interest expense, net.    Interest expense increased to $412.1 million in 2007 from $70.6 million in 2006, an increase of $341.5 million. The increase is due primarily to an increase in borrowings in connection with the Merger. Future interest expense is expected to be much greater as a result of the new debt incurred in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements-7. Debt.”

Stock dividend.    Equity Broadcasting Corporation stock dividend income was $0.8 million in 2007 and $1.4 million in 2006. The Series A convertible preferred stock has a mandatory redemption date of March 30, 2012.

Equity income in unconsolidated subsidiaries and other.    Equity income in unconsolidated subsidiaries and other increased to $2.2 million in 2007 from $1.8 million in 2006, an increase of $0.4 million, due primarily to income related to the Company’s equity method investments.

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

Provision (benefit) for income taxes.    In 2007, the Company reported an income tax benefit of $25.9 million, representing the net of $63.2 million of a current tax benefit and $37.3 million of a deferred tax provision. In 2006, the Company reported an income tax provision of $159.8 million, representing $120.5 million of current tax expense and $39.3 million of deferred tax expense. The Company’s effective tax benefit rate of 19.0 % for the nine months ended September 30, 2007 is different from the effective tax rate of 38.9 % for the nine months ended September 30, 2006 due primarily to the pre-tax loss and non-deductibility of certain Merger related expenses for the six months ended September 30, 2007.

Adjusted Operating Income before Depreciation and Amortization (“OIBDA”).    OIBDA increased to $615.0 million in 2007 from $576.9 million in 2006, an increase of $38.1 million or 6.6%. The increase is based on the net revenue and operating expense explanations above along with the matters noted in the overview.

The Company uses the key indicator of OIBDA to evaluate the Company’s operating performance, for planning and forecasting future business operations, and reporting to the banks. This indicator is presented on an adjusted basis consistent with the definition in our Bank Credit Agreement to exclude certain expenses. OIBDA is not, and should not be used as, an indicator of or alternative to operating income or net (loss) income as reflected in the consolidated financial statements. It is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of OIBDA may vary among companies and industries it should not be used as a measure of performance among companies. See “Notes to Condensed Consolidated Financial Statements—12. Business Segments” for a reconciliation of OIBDA to operating income.

Liquidity and Capital Resources

Cash Flows

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service will be provided by funds from operations. Capital expenditures historically have been, and we expect will continue to be, provided by funds from operations and by borrowings.

Cash and cash equivalents were $123.3 million at September 30, 2007 and $103.5 million at December 31, 2006. The increase of $19.8 million was attributable to net cash provided from operating activities of $142.3 million, issuance of long-term debt of $9.080 billion, capital contributions of $3.972 billion, proceeds from sale of the Company’s Equity Broadcasting investment of $19.5 million and other sources of funds of $17.3 million offset by acquisition costs of $12.397 billion, deferred financing costs of $292.0 million, net bank repayments of $263.6 million, Merger related payments of $210.6 million and capital expenditures of $48.1 million.

The Company intends to divest certain non-core assets, including our music recording and publishing businesses and potentially some non-core television and radio stations and excess real estate. Based on market comparables and independent third party valuations, we expect that the proceeds from these sales will exceed the amount required to repay the $500 million second-lien asset sale bridge.

Capital Expenditures

Capital expenditures totaled $48.1 million for the nine months ended September 30, 2007. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. For the year 2007, the Company plans on spending a total of approximately $80.0 million, which consists of $6.0 million for television station facilities; $12.0 million for Univision Network upgrades and facilities expansion; $12.0 million primarily for radio station facility upgrades; $2.0 million for TeleFutura Network upgrades and facilities expansion, and approximately $48.0 million primarily for normal capital improvements.

Debt Instruments

The Company has a 7-year, $750.0 million bank senior secured revolving credit facility. Interest will accrue at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is expected to be the three-month LIBOR rate. There was no balance outstanding on this facility as of September 30, 2007. Interest is paid on a quarterly basis unless the Company elects a shorter period.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of September 30, 2007 was 7.6%. Interest is paid on a quarterly basis unless the Company elects a shorter period.

In April 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. In August 2007, the Company also entered into a $2 billion two-year interest rate swap on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. These interest rate swaps are accounted for as cash flow hedges that are highly effective. As of September 30, 2007, the Company had a swap liability totaling $52.6 million, which is included in other long-term liabilities on the balance sheet.

The bank second-lien asset sale bridge is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the

Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three-month LIBOR rate. The applicable interest rate as of September 30, 2007 was 7.6%. Interest is paid on a quarterly basis unless the Company elects a shorter period.

The 9.75% senior notes are 8 year notes totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes will be payable in cash. For any interest period thereafter through March 15, 2012, we may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The new senior notes bear interest at 9.75% and PIK interest will accrue at 10.50%. These senior notes pay interest on March 15th and September 15th each year, beginning September 15, 2007.

The Company’s 7.85% senior notes due 2011 bear interest at 7.85% per annum. These senior notes pay interest on January 15th and July 15th of each year.

The Company has $250 million of senior notes due in 2008 and $200 million of senior notes due in 2007. The senior notes 2008 bear interest at the rate of 3.875% per annum and the senior notes due 2007 bear interest at the rate of 3.5% per annum. The interest is payable on both series of senior notes in cash on April 15th and October 15th of each year. The Company paid the senior notes due 2007 that matured October 15, 2007 using its 7.5 year bank senior secured draw term loan facility.

When the Company issued the senior notes due 2007 and 2008, it entered into fixed-to-floating interest rate swaps that resulted in fair value hedges that were perfectly effective up until the date of the Merger. The interest rate swaps totaling $450 million on our 2007 and 2008 senior notes qualified for the “shortcut method” under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Following the merger, the Company no longer qualified for the “shortcut method” since the senior notes were required to be recorded at market value at March 29, 2007 under SFAS No. 141, Business Combinations. The Company was required to perform the hedge effectiveness analysis using the long-haul method and reassess hedge effectiveness at the time of the acquisition. Based on this analysis, the Company concluded to cease applying hedge accounting. During the three and six months ended September 30, 2007, the Company recognized income of $0.8 million and a charge of $1.8 million to earnings, respectively, related to the ineffectiveness. At September 30, 2007, the Company had a swap liability of $1.6 million reported in other long-term liabilities related to these interest rate swaps.

The Company has a 7.5-year, $450 million bank senior secured draw term loan facility, which is available for a limited time to repay or prepay the Company’s senior notes that existed prior to the Merger and remain outstanding. There was no balance outstanding on this facility as of September 30, 2007. If this facility is drawn upon, the applicable rate will be the three-month LIBOR rate plus an applicable margin. Interest will be paid on a quarterly basis unless the Company elects a shorter period. On October 15, 2007, the Company paid down its senior notes due 2007 and now has $200 million outstanding under this facility.

Voluntary prepayments of principal amounts outstanding under the bank senior secured revolving credit facility, bank senior secured term loan facility, bank second-lien asset sale bridge loan and bank senior secured draw term loan facility (collectively the “Senior Secured Credit Facilities”) will be permitted, except for the bank second-lien asset sale bridge loan, at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the lenders will require compensation for any funding losses and expenses incurred as a result of the prepayment. Voluntary prepayments of principal amounts outstanding under the second- lien asset sale bridge loan will not be permitted at any time, except to the extent the payment is made with the proceeds of any sale of equity interests by, or any equity contribution to, us or any issuance by us of permitted senior subordinated notes and/or senior unsecured notes on terms to be agreed upon.

The Senior Secured Credit Facilities and the senior notes contain various covenants and a breach of any covenant could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under our Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under our Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral.

Additionally, the Senior Secured Credit Facilities contain certain restrictive covenants which, among other things, limit the incurrence of investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

The subsidiary guarantors under the Company’s bank senior secured term loan facility and senior notes are all of our domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. The bank senior secured term loan facility and senior notes are secured by, among other things (a) a first priority security interest in substantially all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory, and other tangible and intangible assets, subject to certain customary exceptions; (b) a pledge of (i) all of the Company’s present and future capital stock and the present and future capital stock of each of the Company’s and each subsidiary guarantor’s direct domestic subsidiaries and (ii) 65% of the voting stock of each of our and each guarantor’s material direct foreign subsidiaries, subject to certain exceptions including to avoid certain reporting obligations; and (c) all proceeds and products of the property and assets described above. The bank second-lien asset sale bridge loan is secured by a second priority security interest in all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, securing the other secured credit facilities.

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

Entravision Investment

As part of the consent decree pursuant to which the United States Department of Justice approved our acquisition of Hispanic Broadcasting Corporation, we are required currently to own not more than 15% of Entravision stock on a fully converted basis, and to sell enough of our Entravision stock so that our ownership of Entravision, on a fully converted basis, which includes full conversion of employee options and all convertible securities, does not exceed 10% by March 26, 2009. As of September 30, 2007, the Company owned 17,152,729 shares of Entravision Class U common stock, which is 14.8% of the outstanding Entravision stock on a fully converted basis.

The following is a summary of the Company’s major contractual payment obligations as of September 30, 2007:

Major Contractual Obligations

As of September 30, 2007

	Payments Due By Period
(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Bank senior secured term loan facility	$-	$-	$-	$-	$-	$7,000,000	$7,000,000
Bank senior secured term loan facility interest	127,006	498,812	498,812	511,695	506,608	1,392,381	3,535,314
Bank second-lien asset sale bridge loan	-	-	500,000	-	-	-	500,000
Bank second-lien asset sale bridge loan interest	9,660	38,640	6,440	-	-	-	54,740
Senior notes	200,000	250,000	-	-	500,000	1,500,000	2,450,000
Senior notes interest-fixed (a)	-	185,500	185,500	185,500	185,500	511,875	1,253,875
Senior notes interest - variable (b)	11,633	12,414	-	-	-	-	24,047
Programming (c)	18,276	55,462	62,195	97,225	25,871	180,820	439,849
Operating leases	9,021	34,925	32,998	30,742	29,374	134,385	271,445
Capital leases	1,815	8,277	8,277	8,277	8,277	99,807	134,730
Research services	8,412	26,616	21,393	21,038	22,352	3,763	103,574
Music license fees	4,680	15,179	11,613	-	-	-	31,472
Other	778	3,249	2,733	2,558	1,859	4,104	15,281

	$391,281	$1,129,074	$1,329,961	$857,035	$1,279,841	$10,827,135	$15,814,327

(a)	Interest expense does not assume that the Company will exercise the PIK option available under its $1.5 billion senior note.
(b)	Interest expense is based on the LIBOR rate at September 30, 2007 of 5.2%.
(c)	Amounts exclude the license fees that will be paid in accordance with the PLA, which is based primarily on 15% of Combined Net Time Sales. Amounts include broadcast rights’ costs for the 2010 and 2014 World Cup and other FIFA events.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	failure to service our debt;

•	risks associated with cancellations, reductions or postponements of advertising;

•	lack of audience acceptance of our content;

•	our reliance on Televisa for a significant amount of our network programming and our pending litigation with Televisa;

•	the dependence of our programming and music businesses on popular acceptance;

•	geographic concentration of the U.S. Hispanic population;

•	piracy of our programming and other content;

•	our ability to respond to rapid changes in technology;

•	changes in U.S. communications laws or other regulations;

•	our failure to reach agreement with cable operators on acceptable “retransmission consent terms” or new laws or regulations that eliminate or limit the scope of “must carry” rights;

•	vigorous enforcement or enhancement of Federal Communications Commission, or FCC, indecency and other program content rules;

•	our inability to realize the full value of our significant goodwill;

•	our inability to realize anticipated cost savings;

•	our inability to implement and upgrade effectively our accounting and operations support systems;

•	our dependence on the performance of our senior executives;

•	the control of our Company by the Sponsors following consummation of the Merger;

•	our inability to recover payments under protest and license fee overcharges;

•	our inability to receive incremental amount of estimated rate increases from a satellite television provider;

•	unanticipated interruption of our broadcasting for any reason, including natural disasters and acts of terrorism; and

•	other risk factors set forth in the Company’s December 31, 2006 Annual Report on Form 10-K.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company’s overall interest rate exposure is on $450.0 million of its 2007 and 2008 senior notes and $500 million of second-lien asset sale bridge loan at September 30, 2007. A change of 10% in interest rates would have an impact of approximately $6 million on pre-tax earnings and pre-tax cash flows over a one-year period. On October 15, 2007, the Company paid down its senior notes due 2007 and now has $200 million outstanding under its bank senior secured draw term loan facility, which will bear interest based on the three-month LIBOR rate plus an applicable margin. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued four- and five-year senior notes due 2007 and 2008 in an aggregate principal amount of $450.0 million. The Company’s 3.5% and 3.875% senior notes have face values of $200.0 and $250.0 million, respectively. The senior notes pay interest on April 15th and October 15th of each year. The interest rate swaps totaling $450 million on our 2007 and 2008 senior notes qualified for the “shortcut method” under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and were accounted for as perfectly effective fair value hedges. Following the merger, the Company no longer qualified for the “shortcut method” since the senior notes were required to be recorded at market value at March 29, 2007 under SFAS No. 141, Business Combination. The Company was required to perform the hedge effectiveness analysis using the long-haul method and reassess hedge effectiveness at the time of the acquisition. Based on this analysis, the Company concluded to cease applying hedge accounting. During the three and six months ended September 30, 2007, the Company recognized income of $0.8 million and a charge of $1.8 million to earnings, respectively, related to the ineffectiveness. At September 30, 2007, the Company had a swap liability of $1.6 million reported in other long-term liabilities related to these interest rate swaps.

In April 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. In August 2007, the Company also entered into a $2 billion two-year interest rate swap on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. These interest rate swaps are accounted for as cash flow hedges that are highly effective. As of September 30, 2007, the Company had a swap liability totaling $52.6 million, which is included in other long-term liabilities on the balance sheet, related to these interest rate swaps.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

As of September 30, 2007, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2007, the Company implemented an Oracle Enterprise Resource Planning system throughout the entire company, except for music, and also implemented a shared services organization to centralize certain accounting functions, streamline processes, improve consistency in internal controls and enhance analytical capabilities. The Company was required to modify its existing internal controls related to the accounting processes that were affected by the implementation of the Oracle system. The implementation of the Oracle system did not materially affect, and is not reasonably likely to affect, our internal controls over financial reporting.

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

The Company has recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $1.1 million for the three months ended September 30, 2007 and 2006. For the six months ended September 30, 2007, three months ended March 31, 2007 and nine months ended September 30, 2006, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $1.4 million, $2.2 million and $7.6 million, respectively. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines.

On October 1, 2007, the Company filed a motion for partial summary judgment on one of Televisa’s claims and one of the Company’s counterclaims. The motion seeks a ruling that the breaches of the PLA alleged by Televisa, even if found to be true, do not constitute “material breaches” that would allow Televisa to terminate the PLA. Televisa filed its opposition to the motion on November 2, 2007. Argument on the motion is scheduled for December 10, 2007.

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

As a result of the Merger, we have a significant amount of indebtedness. As of September 30, 2007, we have outstanding total indebtedness of approximately $10 billion, including capital lease obligations and the $1.5 billion senior notes. In addition, we have available $750 million (without giving effect to the existing letters of credit) of additional borrowing capacity under our senior revolving credit facility.

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

The Senior Secured Credit Facilities and the senior notes contain various covenants and restrictions and a breach of any covenant or restriction could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indentures governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at that time). The lenders under the Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the Senior Secured Credit Facilities, the lenders under these facilities will have the right to proceed against the collateral.

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

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc. (5)

3.1	Certificate of Merger, dated March 28, 2007. (6)

3.2	Amended and Restated Certificate of Incorporation of the Company. (6)

3.3	Amended and Restated Bylaws of the Company. (6)

4.1	Form of specimen stock certificate. (6)

4.2	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee. (1)

4.3	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee. (1)

4.4	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011. (3)

4.5	Form of Officer’s Certificate for the Company’s 2006, 2007, and 2008 Senior Notes. (4)

4.6	Form of Supplemental Indenture for the Company’s Senior Notes Due 2006, 2007, and 2008. (4)

4.7	Form of 3.500% Senior Notes Due 2007. (4)

4.8	Form of Guarantee to Senior Notes Due 2007. (4)

4.9	Form of 3.875% Senior Notes Due 2008. (4)

4.10	Form of Guarantee to Senior Notes Due 2008. (4)

4.11	Indenture dated as of March 29, 2007 between Umbrella Acquisition and Wells Fargo Bank, National Association, as trustee. (6)

4.12	First Supplemental Indenture, dated as March 29, 2007 among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (6)

10.1	Credit Agreement dated March 29, 2007, among Umbrella Acquisition and Univision of Puerto Rico, Inc., as borrowers, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch as administrative agent and collateral agent. (6)

10.2	Form of First-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (6)

10.3	Form of Second-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (6)

10.4	Form of First-Lien Trademark Security Agreement (included in Exhibit 10.1). (6)

10.5	Form of Second-Lien Trademark Security Agreement (included in Exhibit 10.1). (6)

10.6	Form of First-Lien Copyright Security Agreement (included in Exhibit 10.1). (6)

10.7	Form of Second-Lien Copyright Security Agreement (included in Exhibit 10.1). (6)

10.8	Principal Investors Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Principal Investor signatories thereto. (6)

10.9	Stockholders Agreement dated as of March 29, 2007 by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Stockholder signatories thereto. (6)

Exhibit Number	Description

10.10	Participation, Registration Rights, and Coordination Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain Stockholder signatories thereto. (6)

10.11	Management Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Madison Dearborn Partners IV, L.P., Madison Dearborn Partners V-B, L.P., Providence Equity Partners V Inc., Providence Equity Partners L.L.C., KSF Corp., THL Managers VI, LLC and TPG Capital, L.P. (6)

10.12	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Joseph Uva. (6)

10.13	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Ray Rodriguez. (6)

10.14	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Andrew Hobson. (6)

10.15	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Douglas Kranwinkle. (6)

10.16	Form of Indemnification Agreement for Outside Directors. (6)

10.17	Broadcasting Media Partners, Inc. 2007 Equity Incentive Plan. (6)

10.18	Form of Restricted Stock Award Agreement. (6)

10.19	Form of Restricted Stock Unit Award Agreement. (6)

10.20	Form of Notice of Restricted Stock Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (6)

10.21	Notice of Restricted Stock Awards for Joseph Uva. (7)

10.22	Form of Notice of Restricted Stock Unit Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (6)

10.23	Promissory Note and Stock Pledge Agreement dated June 19, 2007 between Joseph Uva and Broadcasting Media Partners, Inc. (7)

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 (File No. 333-71426-01).
(2)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 13, 2002.
(3)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-3 filed on September 30, 2003 (File No. 333-105933).
(4)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed October 15, 2003.
(5)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 28, 2006.
(6)	Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(7)	Previously filed as an exhibit to Univision Communications Inc.’s report on Form 8-K, filed June 25, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC.
(Registrant)

November 9, 2007	By	/s/ PETER H. LORI
Peter H. Lori
Duly Authorized Officer, Corporate Controller and
Chief Accounting Officer