Form 10-K
period 2007-12-31
UNIVISION COMMUNICATIONS INC
filed 2008-03-27
CIK 1017008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 001-12223

UNIVISION COMMUNICATIONS INC.

Incorporated in Delaware

I.R.S. Employer Identification Number: 95-4398884

605 Third Avenue, 12th Floor

New York, NY 10158

Tel: (212) 455-5200

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES  ☒    NO  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    NO  ☒

There is no public market for the registrant’s common stock.

There were 1,000 shares, $0.01 par value, common stock issued and outstanding as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include: failure to service our debt; cancellation, reductions or postponements of advertising; possible strikes or other union job actions; failure of our new or existing businesses to produce projected revenues or cash flows; our reliance on Televisa for a significant amount of our network programming and our pending litigation with Televisa; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the Federal Communications Commission (“FCC”); a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; unanticipated interruption in our broadcasting for any reason, including acts of terrorism; write downs of the carrying value of assets due to impairment; uncertainty surrounding consummation of the sale of our music recording and publishing businesses; inability to repay or refinance our bank second-lien asset sale bridge loan if the sale of our music business is not consummated, or delayed and if we are unable to sell our other non-core assets for as much as we estimated or at all; and a failure to achieve profitability, growth or anticipated cash flows from acquisitions.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in “Risk Factors” contained in this report.

ii

PART I

ITEM 1.	Bu siness

Univision Communications Inc., together with its subsidiaries, is the leading Spanish-language media company in the United States and has continuing operations in three business segments: television, radio and Internet. As a result of the decision to divest certain non-core assets, the Company’s music division, which includes the Univision Records, Fonovisa Records and La Calle labels and Disa Records, S.A. de C.V. (“Disa”), is treated as a discontinued operation for all periods presented. See “Notes to Consolidated Financial

Statements —2. Recent Developments.”

•

Television: The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the owned and/or operated television stations and the Galavisión cable television network. For the year ended December 31, 2007, the television segment accounted for approximately 77% of the Company’s net revenues. See “Television Broadcasting.”

•

Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the year ended December 31, 2007, the radio segment accounted for approximately 21% of the Company’s net revenues. See “Univision Radio.”

•

Internet: Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the year ended December 31, 2007, the Internet segment accounted for approximately 2% of the Company’s net revenues. See “Internet.”

For a description of the financial information about each segment, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements—

16. Business Segments.” The Company was incorporated in Delaware in April 1992 as Perenchio Communications, Inc. and changed its name to Univision Communications Inc. in June 1996. Its principal executive offices are located at 605 Third Avenue, 12th Floor, New York, New York 10158, telephone number (212) 455-5200. The terms “Company,” “we,” “us” and “our” refer collectively to Univision Communications Inc. and the subsidiaries through which our various businesses are conducted, unless the context otherwise requires.

The Merger

On March 29, 2007, Broadcasting Media Partners, Inc. (“Broadcasting Media”, formerly known as Umbrella Holdings, LLC), completed its acquisition of the Company pursuant to the terms of the agreement and plan of merger dated as of June 26, 2006 (the “Merger Agreement”), by and among the Company, Broadcasting Media and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), a subsidiary of Broadcasting Media. Umbrella Acquisition and Broadcasting Media were formed by an investor group that includes affiliates of Madison Dearborn Partners, LLC, Providence Equity Partners Inc., Saban Capital Group Inc., Texas Pacific Group and Thomas H. Lee Partners, L.P. (collectively the “Sponsors”). To consummate the acquisition, Umbrella Acquisition was merged (the “Merger”) with and into the Company and the Company was the surviving corporation. Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive $36.25 in cash, without interest.

As a result of the Merger, a new basis of accounting was established at March 29, 2007. In effect, Broadcasting Media’s basis in the Company’s assets and liabilities has been pushed down to the Company’s financial statements as of March 31, 2007. The acquisition was accounted for using the purchase method of accounting as though the Merger closed on March 31, 2007 for convenience purposes to align the Merger transaction date to the accounting close date, considering the insignificant impact to the statement of operations. See “Notes to Consolidated Financial Statements—2. Recent Developments.”

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website at www.univision.net. The materials the Company files with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Recent Developments

Discontinued Operation

Prior to the completion of the Merger on March 29, 2007, the Sponsors decided to sell the Company’s music recording and publishing businesses. As a result, the music division results of operations, assets and liabilities are reported as a discontinued operation for all periods presented in the accompanying consolidated financial statements.

On February 27, 2008, the Company entered into a purchase agreement with UMG Recordings, Inc. (“Universal”), an entity controlled by Universal Music Group, for the sale of its music recording and publishing businesses.

The total consideration due to the Company under the purchase agreement is $153.0 million (including approximately $13.0 million for working capital), payable in cash as follows: (i) approximately $113.0 million upon the closing, (ii) $11.5 million upon the first anniversary of the closing, (iii) $12.5 million upon the second anniversary of the closing, (iv) $6.0 million upon the third anniversary of the closing, and (v) $10.0 million upon the fourth anniversary of the closing, subject to purchase price adjustments. Univision is expected to incur fees and certain obligations of approximately $10.0 million in connection with the transaction.

Under the purchase agreement, the Company has committed to provide both preemptible and non-preemptible advertising support through broadcast commercials that will be aired on its Univision and Telefutura Networks, and its owned and operated television stations, for the Universal Music Group and its Latin artists over the five year period following the closing. The total consideration includes amounts payable to the Company for such advertising support.

The Company is required to indemnify Universal from and against losses it may incur arising out of breaches by the Company of representations, warranties and covenants set forth in the purchase agreement, subject to certain limitations as set forth in the purchase agreement. Between the date of the purchase agreement and the closing, the Company has to operate the music business in all material respects, in the ordinary course consistent with past practice and may not take certain actions, as specified in the purchase agreement, without Universal’s prior consent. Consummation of the transaction is conditioned upon, among other things, the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Mexican Federal Competition Law, and there must not have been a Material Adverse Effect (as defined in the purchase agreement) since September 30, 2007. The Company expects the transaction to close in the second quarter of 2008.

The Company intends to use approximately $113.0 million in gross proceeds from the sale of its music recording and publishing businesses together with the proceeds from the sale of certain non-core television and radio stations, investments and real estate, and may potentially use borrowings under its bank senior secured revolving credit facility (which cannot exceed $250.0 million), to pay down its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009.

Television Broadcasting

The Company’s principal business segment is television broadcasting, which consists primarily of the Univision, TeleFutura and Galavisión television networks, the Univision Television Group (“UTG”) owned-and-operated broadcast television stations (collectively, the “UTG O&Os”) and the TeleFutura Television Group (“TTG”) owned-and-operated broadcast television stations (collectively, the “TTG O&Os”). At December 31, 2007, the UTG O&Os include a station in Washington, D.C. and the TTG O&Os include five stations in Boston, Massachusetts; Albuquerque, New Mexico; Orlando, Florida; Denver, Colorado; and Tampa, Florida that are owned but not operated by the Company.

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

Univision Television Group and Affiliates. At December 31, 2007, UTG O&Os had 20 full-power and 10 low-power stations. Nineteen of the full-power UTG O&Os broadcast Univision Network’s programming, and most produce local news and other programming of local importance, cover special events and may acquire programs from other suppliers. One full-power UTG O&O in Bakersfield, California is a CW affiliate. Eleven of the 20 full-power UTG O&Os are located in the top 15 Nielson Designated Market Areas (“DMA”) in terms of number of Hispanic households. The Company also owns and operates two television stations in Puerto Rico.

In addition to the UTG O&Os, as of December 31, 2007, Univision Network had 20 full-power and 47 low-power television station affiliates (“Univision Affiliated Stations”) and approximately 1,681 cable affiliates.

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

Each affiliation agreement (including the master affiliation agreement Univision Network has with Entravision for certain Entravision stations) grants the Univision Network’s affiliate the right to broadcast over the air the entire program schedule. The affiliation agreements generally provide that a percentage of all advertising time be retained by Univision Network for advertising and the remaining amount is allocated to the affiliate for local and national spot advertising. This allocation may be modified at Univision Network’s discretion.

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

Univision Network from time to time may enter into affiliation agreements with additional stations in new designated market areas based upon its perception of the market for Spanish-language television.

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

TeleFutura Network and TeleFutura Television Group and Affiliates

TeleFutura Network. In January 2002, the Company launched a 24-hour general-interest Spanish-language broadcast network, TeleFutura, to meet the diverse preferences of the multi-faceted U.S. Hispanic community. TeleFutura Network’s signal covers approximately 88% of all Hispanic Households through TTG O&Os, three full-power and 31 low-power station affiliates (“TeleFutura Affiliated Stations”). TeleFutura Network counter-programs traditional Spanish-language lineups and is designed to draw additional viewers to Spanish-language television by offering primetime Hollywood movies dubbed in Spanish, original Spanish-language movies, primetime game shows and sports.

TeleFutura Television Group and Affiliates. The TTG O&Os consist of 18 full-power and 13 low-power Spanish-language television stations. Thirteen of the 18 full-power TTG O&Os are located in the top 15 designated market areas in terms of number of Hispanic Households. In addition, TeleFutura Network has entered into affiliation agreements with broadcast television stations, and cable and satellite television distributors to provide TeleFutura Network and station programming on terms similar to those of the affiliation agreements between Univision Network and its affiliates.

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

Cable Affiliates. TeleFutura Network uses cable affiliates in a similar manner as Univision Network. See “Univision Network and Univision Television Group and Affiliates – Cable Affiliates.”

Galavision

The Company also owns Galavisión, the leading U.S. Spanish-language general entertainment basic cable television network, which is available in 137 DMAs. Galavisión’s schedule averages over 50 hours of live news, sports, variety and entertainment programming each week. According to Nielsen Hispanic Television Index, Galavisión reaches approximately 51.7 million U.S. cable households and 8.0 million or 82% of Hispanic Cable Plus households, which include satellite providers. The network has achieved record viewership levels since its new programming launch in May 2002.

Univision Radio

Univision Radio, headquartered in Dallas, Texas, owns and operates 69 radio stations in 16 of the top 25 U.S. Hispanic markets and owns and operates five radio stations in Puerto Rico. Univision Radio’s stations cover approximately 70% of the U.S. Hispanic radio listeners and have 11 million listeners weekly.

Univision Radio has historically acquired under-performing radio stations with good signal coverage of the target population and converted the existing station format to a Hispanic-targeted format. In addition, Univision Radio has acquired radio stations whose radio signals might eventually be upgraded or improved. Univision Radio programs more than 60 individual or simulcast radio stations. Most music formats are primarily variations of regional Mexican, tropical, reggaeton, tejano and contemporary music styles. The regional Mexican format consists of various types of music played in different regions of Mexico; the Latin adult format is a relatively new format that is a compilation of the best “hits” of regional Mexican music from the 70’s, 80’s and 90’s; the tropical format consists primarily of salsa, merengue and cumbia music; the reggaetón format consists of the current and prevalent form of Latin urban and pop music; the tejano format consists of music originated in or indigenous to Texas, but based on Mexican themes; and the contemporary format consists of popular romantic and pop music forms. Hispanics who may use the English language along with Spanish, or perhaps favor English music over Spanish music, are also reached by five of Univision Radio’s stations in three markets, which are programmed in the classic rock, hip hop and rhythmic/contemporary hit formats.

Radio revenues are derived primarily from sales of local, national, and network advertising. Account executives at the Company’s various radio stations are responsible for generating sales through local advertisers within the stations’ respective markets. Sales with national advertisers are generated through Katz Hispanic Media (a subsidiary of Clear Channel Communications, Inc.), the Company’s national representation firm, and through coordination with national sales managers at the Company’s radio stations. The Company also sells national advertising through its radio network, which allows an advertiser to place a single buy that targets multiple stations across the Company’s various market areas. The Company has special events that range from entertainment concerts to community service events targeted to Hispanics, which are another source of revenues for the Company.

Internet

Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which is primarily directed at Hispanics in the United States and is intended to appeal to a broad consumer interest, including entertainment, sports, news, personal finance and shopping. In 2001, its first full-year of operations, Univision.com became the #1 Spanish-language website for U.S. Hispanics and has retained its leadership position ever since, according to Nielsen Media Research, Forrester Research, Inc., a market research company that advises about technology’s impact on business and consumers and Simmons Market Research Bureau, Inc., a custom market research company. The use of the Internet by U.S. Hispanics is climbing rapidly, as unique visits to Univision.com grew approximately five times the 2002 total of approximately 81 million to approximately 400 million in 2007.

Music Recording and Publishing

Univision Music Group, launched in 2001, consists of the businesses under its wholly-owned subsidiary, Univision Music, Inc. The primary business under Univision Music, Inc. is Univision Music LLC, which owns and operates the Univision Records, Fonovisa Records and La Calle Records labels, Univision Music Group—Mexico and Univision Music Publishing. Univision Music, Inc. also owns Disa, a Monterrey, Mexico-based record label and music publisher.

Univision Music LLC’s membership units are owned 90% by the Company and 10% by Diara, Inc., which is wholly-owned by José Behar, President and Chief Executive Officer of Univision Music Group. Univision Music Group is headquartered in Los Angeles, California.

Univision Records, Fonovisa Records, Disa Records and La Calle Records have approximately 125 recording artists on their combined rosters. Univision Music Group is the leader in record sales of Latin music in the U.S. and Puerto Rico accounting for approximately 43% of the Latin music sold in the U.S. in 2007. Within the U.S. Latin music market, the Univision Music Group accounted for approximately 70% of the regional

Mexican genre. Universal Music Group Distribution, a division of Universal Music Group, provides sales, distribution and manufacturing services to the Univision Music Group.

Prior to the completion of the Merger on March 29, 2007, the Sponsors decided to sell the Company’s music recording and publishing businesses. As a result, the music division results of operations, assets and liabilities are reported as a discontinued operation for all periods presented in the consolidated financial statements of this Annual Report on Form 10-K. The Company has entered into a definitive agreement to sell its music business which it expects to close in the second quarter of 2008. The closing is subject to regulatory approvals and certain closing conditions including the absence of a material adverse effect (as defined in the definitive agreement) on our music business since September 30, 2007. See “Notes to Consolidated Financial Statements—2. Recent Developments.”

The Hispanic Audience in the United States

Management believes that Spanish-language media, in general, and the Company, in particular, have benefited and will continue to benefit from a number of factors, including projected Hispanic population growth, increasing Hispanic buying power and greater advertiser spending on Spanish-language media. Unless otherwise noted, the data provided below, pertaining to the Hispanic population in the U.S., was derived from Global Insights, Inc. 2007 Hispanic Market Monitor, a syndicated service.

Hispanic Population Growth and Concentration. The Hispanic population of the U.S. increased by 58% between 1990 and 2000 to 35.3 million according to the 2000 U.S. Census. This rate of growth was more than four times that of the total U.S. population and approximately seven times that of the U.S. non-Hispanic population. While Hispanics accounted for 12.5% of the U.S. population in 2000, the U.S. Census Bureau projects that the Hispanic percentage will grow to approximately 20% of the total U.S. population by the year 2020, confirming a fundamental shift in the ethnic makeup of the country. According to the 2000 U.S. Census, Hispanics accounted for 27% of the population of New York City and 46.5% of Los Angeles, the two cities with the largest total populations and largest Hispanic populations. Approximately 50% of all Hispanics are located in the eight largest U.S. Hispanic markets, and the Company owns two or more television stations and three or more radio stations in each of these markets. According to U.S. Census estimates published July 1, 2006, there are approximately 44.3 million Hispanics living in the United States, which account for approximately 14.8% of the U.S. population.

Greater Hispanic Buying Power. The Hispanic population is projected to represent $964 billion in estimated disposable income in 2008 (9.0% of the total U.S. disposable income), an increase of 92% since 2000. Hispanics are expected to account for more than $1.1 trillion of U.S. disposable income (9.5% of the U.S. total) by 2010, outpacing the expected growth in total U.S. disposable income.

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

Ratings

Until December 26, 2005, Univision Network solely subscribed to Nielsen Media Research’s National Hispanic Television Index (“NHTI”), which measures only Hispanic audiences. As of December 26, 2005, Univision Network ratings also became available on Nielsen’s national ratings service, Nielsen Television Index (“NTI”), which provides television ratings for all of the major U.S. networks. NTI is based on the National People Meter sample which is comprised of approximately 14,000 households and is subscribed to by broadcast networks, cable networks, syndicators, advertisers and advertising agencies nationwide. The Univision Network maintained its subscription to NHTI until September 2007. Effective August 27, 2007, the National People Meter sample became the sole sample for both English-language media and Spanish-language media. From this sample, Nielsen continues to measure Hispanic viewing, calling the new service NTI-H (Nielsen Television Index–Hispanic).

Television. During the last five years, Univision Network has consistently ranked first in prime time television among all Hispanic 18-49 year olds and has consistently had between 95% and 100% of the 20 most widely watched programs among all Hispanic Households based on the November NTI-H.

Among Hispanics, the Spanish-language television share of prime time viewing continues to increase. Currently in the 2007-2008 season, 51% of all Hispanic 18-49 year olds watching television in prime time are watching Spanish language programs. This compares with 47% in the 2000-2001 season.

The following table shows that the Univision Broadcast Networks prime time audience ratings during the last five years are considerably higher than the other networks among the age segment most targeted by advertisers:

Prime Time Ratings Among Hispanic Adults Aged 18 to 49

Average 7:00 PM-11:00 PM	2003 P18-49 Average Audience%	2004 P18-49 Average Audience%	2005 P18-49 Average Audience%	2006 P18-49 Average Audience%	2007 P18-49 Average Audience%
Univision (UNI)	8.6	8.8	10.0	8.7	8.6
TeleFutura (TF)	1.6	2.1	1.6	1.8	1.8
Telemundo	2.2	3.1	2.6	3.0	2.4
ABC	1.4	1.4	1.4	1.6	1.2
CBS	1.1	1.2	1.1	1.0	0.9
NBC	1.6	1.7	1.2	1.1	1.0
FOX	2.2	1.8	1.6	1.6	1.6
WB	0.9	0.9	0.7	0.6	—
UPN	1.0	1.0	0.8	0.8	—
PAX/ION	0.1	0.1	0.1	0.1	0.1
AZTECA AMERICA	—	0.3	0.6	0.6	0.4
CW	—	—	—	1.0	0.8
MNT	—	—	—	—	0.3
SHARE CALCULATIONS:
Total Ratings	20.7	22.4	21.7	20.8	19.1
UNI+TF Ratings	10.2	10.9	11.6	10.5	10.4
Univision Combined Networks’ Share	49.3%	48.7%	53.5%	50.5%	54.5%

Source:	Nielsen Hispanic Television Index/Nielsen Television Index-Hispanic

Spanish-language television prime time is from 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday through Saturday. English-language television prime time is from 8 p.m. to 11 p.m., Eastern and Pacific Standard Times, Monday through Saturday and 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday.

Note: The CW network was launched on September 18, 2006, and is a combination of the WB and UPN networks. Effective January 29, 2007, PAX became ION; however, Nielsen continued to report ION as PAX through April 1, 2007, officially making the change on April 2, 2007.

In addition, according to the November 2007 Nielsen Station Index:

•

all 14 full-power UTG O&Os for which such data are available ranked first among Spanish-language television stations in “total day” in their respective DMAs, based on total audience rank of adults 18 to 49 years of age;

•

three of the 14 full-power UTG O&Os for which such data are available ranked as the top station in “total day” in their respective DMAs, English- or Spanish-language, based on total audience rank of adults 18 to 49 years of age;

•

all 15 of the full-power Univision Affiliated Stations for which such data are available ranked first among Spanish-language television stations in “total day” in their respective DMAs, based on total audience rank of adults 18 to 49 years of age;

No audience data are available for five UTG O&O full-power stations and five Univision Affiliated Stations.

Radio. Radio ratings are measured by Arbitron, a marketing and research firm serving primarily the radio industry and specializing in audience ratings-measurement for marketing to advertisers. Arbitron measures radio station listening by market, in various day-parts and demographics, with data collected from areas throughout a given market. Ratings trends are released monthly and ratings books are issued each season. In 2007, Arbitron began implementing a new electronic measurement system called Portable People Meter (PPM), which will replace the diary-based method that has been used historically. This methodology is available in one Univision Radio market, Houston, and audience trend data is now available on a weekly basis and a ratings book is released on a monthly basis. Arbitron plans to roll out the PPM measurement system in all Top 50 markets with New York, Los Angeles, Chicago, San Francisco and Dallas, scheduled to roll out between September through December of 2008.

Univision Radio, according to the Summer 2007 Arbitron ratings book, operates the leading Spanish-language radio station in the adult 25-54 age group, as measured by Average Quarter Hour (“AQH”) audience rating, in 11 of the 12 top U.S. Hispanic radio markets as measured by Arbitron. During this same period, the Company operated the number one station format in six markets and 30 station formats ranked among the top-ten radio stations in AQH audience, regardless of language or format, in their respective markets.

Program License Agreements

Through its program license agreements (the “PLAs”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”), the Company has the exclusive right until December 2017 to air in the U.S. all Spanish-language programming produced by or for them (with limited exceptions). The PLAs provide the Company’s television and cable networks with access to programming to fill up to 100% of their daily schedules. Televisa and Venevision programming represented approximately 36% and 23% in 2007 and 42% and 19% in 2006, respectively, of Univision Network’s non-repeat broadcast hours. Televisa and Venevision programming represented approximately 15% and 5% in 2007 and 19% and 6% in 2006, respectively, of TeleFutura Network’s non-repeat broadcast hours. See Item 3. “Legal Proceedings” for a description of the litigation with respect to our PLA with Televisa.

The PLAs allow the Company long-term access to Televisa and Venevision programs and the ability to terminate unsuccessful programs and replace them with other Televisa and Venevision programs without paying for the episodes that are not broadcast. This program availability and flexibility permits the Company to adjust programming on all its networks to best meet the tastes of its viewers.

Televisa and Venevision programs available to the Company are defined under the PLAs as all programs produced by or for each of them in the Spanish-language or with Spanish subtitles other than programs for which they do not own U.S. broadcast rights or as to which third parties have a right to a portion of the revenues from U.S. broadcasts (“Co-produced Programs”). Televisa, Venevision and their affiliates have also agreed to use their best efforts to coordinate with the Company to permit the Company to acquire U.S. Spanish-language rights to certain Co-produced Programs and to special events produced by others, sporting events, political conventions, election coverage, parades, pageants and variety shows.

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

Under the PLAs, Televisa and Venevision also have the right to use, without charge and subject to limitations, advertising time that we do not either sell to advertisers or use for our own purposes. The PLAs also provide that the Company will annually swap with each of Televisa and Venevision $10 million of non-preemptable advertising time. The Company accounts for this arrangement as a net barter transaction, with no effect on revenues, expenses or net income on an annual basis. Each of Televisa and Venevision may also purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period. Televisa received approximately 97,000, 129,000 and 93,000 of preemptable and non-preemptable 30-second commercial advertisements in 2007, 2006 and 2005, respectively. Venevision received approximately 36,000, 55,000 and 84,000 of preemptable and non-preemptable 30-second commercial advertisements in 2007, 2006 and 2005, respectively.

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

Currently, most of the Company’s television stations do not receive their proportionate share of advertising revenues commensurate with their audience share. Approximately 40% of the Company’s radio stations currently receive their proportionate share of advertising revenues commensurate with their audience share. The Company strives to close the gap between audience and revenue share by persuading advertisers of the benefits they may achieve by utilizing or increasing their utilization of Spanish-language television and radio advertising. The Company focuses much of its sales efforts on demonstrating to advertisers its ability to reach the Hispanic audience.

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

Radio. Our radio network and station marketing account executives are divided into three groups: network sales, national spot sales and local sales. The account executives responsible for network and national sales target and negotiate with accounts that advertise nationally. Univision Radio Corporate Sales represents the Company’s radio stations for sales placed from outside its DMAs. The local sales force represents the owned-and-operated stations for all sales placed from within its DMA. In addition, Univision Radio owned and operated stations’ sales departments utilize research, including both ratings and demographic information, to negotiate sales contracts as well as target major local, regional, and national advertisers that are not purchasing advertising time or that are under-purchasing advertising time on Spanish-language and Hispanic-targeted radio stations. The owned and operated stations also derive sales from the sponsorship and organization of various special events.

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

The rules and policies of the Federal Communications Commission (“FCC”) encourage increased competition among different electronic communications media. As a result of rapidly developing technology, the Company may experience increased competition from other free or pay systems by which information and entertainment are delivered to consumers, such as direct broadcast satellite and video dial tone services.

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

Employees

As of December 31, 2007, the Company employed approximately 4,282 full-time employees. Approximately 7.4% of these employees are located in Chicago, Los Angeles, San Francisco, New York and Puerto Rico, and are represented by unions. Approximately 2% of full-time employees are subject to collective bargaining agreements that expire in one year. The Company has collective bargaining agreements covering the union employees with varying expiration dates through 2011. Management believes that its relations with its non-union and union employees, as well as with the union representatives, are generally good.

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

Ownership Restrictions. FCC rules permit us to own up to two television stations with overlapping contours where the stations are in different DMAs, where certain specified signal contours do not overlap, where a specified number of separately-owned full-power broadcast stations will remain after the combination is created or where certain waiver criteria are met. Rules also limit the number of radio stations that we may own in any single market (defined by Arbitron or by certain signal strength contours). The FCC’s “cross-ownership rule” permits a party to own both television and radio stations in the same local market in certain cases, depending primarily on the number of independent media voices in that market. The “national audience cap” prohibits us from owning stations that, in the aggregate, reach more than a specified percentage of the national audience. The FCC currently is considering whether to relax certain ownership restrictions; we cannot predict the outcome of that proceeding.

Alien Ownership. The Communications Act generally prohibits foreign parties from having more than a 20% interest in a licensee entity or more than a 25% interest in the parent entity of a licensee. The Company believes that, as presently organized, it complies with the FCC’s foreign ownership restrictions.

Network Regulation. FCC rules affect the network-affiliate relationship. Among other things, these rules require that network affiliation agreements (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit affiliates to preempt network programs that they believe are unsuitable for their audience and (iii) permit affiliates to substitute programs that they believe are of greater local or national importance for network programs. The Company believes that its network affiliation agreements conform with those rules, as presently interpreted.

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

The FCC recently adopted rules designed to ensure that cable subscribers, including those with analog TV sets, can continue to view broadcast television after the transition to digital television occurs on February 17, 2009. By statute, cable operators must make local broadcasters’ primary video and program-related material viewable by all of their subscribers. Cable operators may choose to comply with the viewability requirement by either: (1) carrying the digital signal in analog format, or (2) carrying the signal only in digital format, provided that all subscribers have the necessary equipment to view the broadcast content. Waivers for low capacity cable systems are contemplated by the FCC.

Direct Broadcast Satellite (“DBS”) systems provide television programming on a subscription basis to consumers that have purchased and installed a satellite signal receiving dish and associated decoder equipment. Under the Satellite Home Improvement Act, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. If a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage. All television stations operated by the Company at the time of election made timely elections for DBS carriage and the Company intends to seek DBS carriage for each of its eligible stations.

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

DTV. FCC rules require full-power analog television stations, such as ours, to transition from currently-provided analog service to digital (“DTV”) service. A multi-step channel election and repacking process is underway pursuant to which DTV stations are being assigned to their ultimate channel for digital transmissions. The FCC has made channel assignments, but a number of parties have sought modifications to those assignments. We are unable to predict at this time when the channel assignment process will be completed. Federal law requires TV stations to complete the digital transition (operating exclusively in the digital mode and surrendering any additional channels) by February 17, 2009.

Other Matters. The FCC has numerous other regulations and policies that affect its licensees, including rules requiring close-captioning to assist television viewing by the physically handicapped and the equal employment opportunities (“EEO”) rule requiring broadcast licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person by broadcast stations based on race, color, religion, national origin or gender. The EEO rule also requires each station to widely disseminate information concerning its full-time job vacancies with limited exceptions, provide notice of each full-time job vacancy to recruitment organizations that have requested such notice and engage in a certain number of longer-term recruitment initiatives. Licensees are also required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding a number of aspects of their station operations. A recent decision of the FCC contemplates expansion of the material that must be compiled and made available for public inspection, and provides for much of that material to be made available on each station’s public website.

On November 20, 2007, the FCC issued a Public Notice seeking public comment on proposed changes to conditions which were imposed at the time the FCC consented to the acquisition of the Company by certain investors. The conditions required two investors to take specific steps to come into compliance with the FCC’s newspaper/broadcast cross-ownership rule, the radio/television cross-ownership limitations, and/or the local radio ownership rules by divesting certain media interests. Both investors subsequently sought clarification that they could comply with the multiple ownership rules by means other than divestiture. The public comment period expired December 4, 2007. We cannot predict whether the FCC will permit the Company’s investors to implement their alternative compliance approach.

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

We receive substantial amounts of programming for our three networks from Televisa pursuant to our PLA with Televisa, and a separate letter agreement of the same date (referred to as the “Soccer Agreement”) granting us rights to rebroadcast Televisa’s feeds of certain Mexican League soccer games. The programming we receive under the PLA accounts for a majority of our prime time programming and a substantial portion of the overall programming on all three networks. We currently pay a license fee to Televisa for programming, which is subject to certain upward adjustments. In June 2005, Televisa began litigation against us. Televisa’s current claims include breach for our alleged failure to pay Televisa royalties attributable to revenues from certain programs and from our use of unsold time to promote assets, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement, a claim that we did not cooperate with various Televisa audit rights and efforts and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa currently asserts that we were in material breach of the PLA and the Soccer Agreement, thereby giving Televisa the right to suspend or terminate those agreements. To date, mediation has failed. Televisa is seeking a declaration that we are in material breach of the PLA, that Televisa has the right to suspend or terminate its performance under the PLA and that Televisa may, without liability to Univision, transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet. We intend to continue to defend the litigation and pursue our counterclaims vigorously and plan to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017. If we were held to be in material breach and unable to effect a timely cure, Televisa could elect to terminate the PLA and the Soccer Agreement, and we could be required to pay monetary damages, which could have a material adverse effect on our business and our results of operations. The programming we receive from Televisa has been very popular and it has helped us to achieve high ratings and grow our audience share. If Televisa were to stop providing us programming for any reason, it could be difficult to develop or acquire replacement programming of comparable quality whether on similar terms or at all, and our failure to do so could have a material adverse effect on the popularity of our network and TV stations, which in turn would have a material adverse effect on our results of operations. The trial is scheduled to commence April 29, 2008. For a description of the litigation process, see Item 3. “Legal Proceedings.”

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

We could be adversely affected by strikes or other union job actions.

We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and television programs. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures and television programs, which could have a material adverse effect on our business, results of operations and financial condition.

On October 31, 2007, the television business’ collective bargaining agreement with the Writers Guild of America (East and West) (the “WGA”) covering freelance writers expired. On November 5, 2007, the WGA began an industry-wide strike which ended on February 12, 2008. The full impact of the WGA strike has not been determined. In addition, the Screen Actors Guild’s (“SAG”) major contracts with the Alliance of Motion Picture and Television Producers will expire in June 2008 and there is no assurance that the SAG will not begin an industry-wide strike once their contracts expire. If a strike were to occur in the future and continue for an extended period of time, it may have a material adverse effect on our business, results of operations and financial condition.

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

The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation of each of our business segments and ownership of our radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to shorten license terms to less than eight years, to mandate the origination of certain levels and types of local programming, or to require radio and television broadcast stations to provide advertising time to political candidates for free. In addition, some policymakers maintain that cable operators should be required to offer a la carte programming to subscribers on a network by network basis or “family friendly” programming tiers. Unbundling packages of program services may increase both competition for carriage on distribution platforms and marketing expenses, which could adversely affect our cable networks’ results of operations.

Our failure to reach agreement with cable operators on acceptable “retransmission consent” terms, or new laws or regulations that eliminate or limit the scope of “must-carry” or retransmission consent rights, could significantly reduce our ability to obtain cable carriage and therefore revenues.

The Communications Act prohibits cable operators from retransmitting commercial television and low power television signals without first obtaining the broadcaster’s consent. This permission is commonly referred to as “retransmission consent” and may involve some compensation from the cable company to the broadcaster for the use of the signal. Alternatively, a local commercial television broadcast station may require a cable operator that serves the same market as the broadcaster to carry its signal. A demand for carriage is commonly referred to as “must-carry.” If the broadcast station asserts its must-carry rights, the broadcaster cannot demand compensation from the cable operator.

We have elected retransmission consent with respect to some cable systems in markets where we own television stations, and must carry with respect to other cable systems.

In cases where we have elected retransmission consent, we must reach agreement with local cable operators over the terms on which our stations will be carried, including compensation from the cable operator. These agreements are typically renegotiated every three to five years. We have not yet reached agreement with all cable systems with respect to which we have currently elected retransmission consent. By October 1, 2008, we must make a new election of either must-carry or retransmission consent for each system in markets in which we operate television stations for the three-year period commencing January 1, 2009. We cannot predict whether we will be able to reach agreement on acceptable terms with the operators of all cable systems with respect to which we elected retransmission consent. If we are unable to reach such agreement with a cable operator, we may choose to require that operator to cease carriage of our stations. If we are unable to execute retransmission consent agreements with respect to cable operators serving a material number of subscribers, it could reduce viewership and result in a diminution of revenues.

To the extent that our full-power television stations rely on “must-carry” rights to obtain cable carriage on specific cable systems, new laws or regulations that eliminate or limit the scope of these cable carriage rights could significantly reduce our ability to obtain cable carriage. We cannot assure that must carry rights will continue, especially as they relate to the carriage of digital television. New laws or regulations that eliminate or limit the scope of these cable carriage rights could significantly reduce our ability to obtain cable carriage, which would reduce our ability to distribute our programming and consequently our ability to generate revenues from advertising.

In addition, a number of entities have commenced operation, or announced plans to commence operation of Internet protocol video systems, or IPTV, using digital subscriber line, fiber optic to the home and other distribution technologies. The issue of whether those services are subject to the existing cable television regulations, including must carry or retransmission consent obligations, has not been resolved. If IPTV systems gain a significant share of the video distribution marketplace, and new laws and regulations fail to provide adequate must carry and/or retransmission consent rights, our ability to distribute our programming to the maximum number of potential viewers will be limited and consequently our revenue potential will be limited.

Vigorous enforcement or enhancement of FCC indecency and other program content rules against the broadcast and cable industries could have an adverse effect on our businesses and results of operations.

FCC rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. The FCC has stepped up its enforcement activities as they apply to indecency, and has indicated that it would consider initiating license revocation proceedings for “serious” indecency violations. In the past two years, the FCC has found indecent content in a number of cases, and has issued fines to the offending licensees. The maximum permitted fines per station are $325,000 per incident and $3,000,000 for a continuing violation. Fines have been assessed on a station-by-station basis, so that the broadcast of network programming containing allegedly indecent or profane material has resulted in fines levied against each station affiliated with that network which aired the programming containing such material. Appeals challenging the FCC’s underlying indecency standards are pending in the federal courts, and the FCC has placed a hold on resolving indecency complaints pending resolution of those appeals. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards, particularly where programming is live and spontaneous. Violation of the indecency rules could lead to sanctions that may adversely affect our businesses and results of operations.

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets.

Goodwill and intangible assets totaled approximately $14.4 billion at December 31, 2007. After the Merger, our goodwill increased significantly. At least annually, we test our goodwill and non-amortizable intangible assets for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to operations. Depending on future circumstances, we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of our goodwill and other intangibles would have an adverse effect on our financial condition and results of operations.

Our substantial indebtedness could adversely affect our operations.

As a result of the Merger, we have a significant amount of indebtedness. As of December 31, 2007, we have outstanding total indebtedness of approximately $10 billion, including capital lease obligations and the aggregate of $2.3 billion of senior notes. In addition, as of December 31, 2007, we have available $750 million (without giving effect to the existing letters of credit) of additional borrowing capacity under our senior revolving credit facility.

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

•

expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Senior Secured Credit Facilities (as defined below), will be at variable rates of interest;

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

If we fail to make any required payment under our bank senior secured revolving credit facility, bank senior secured term loan facility, bank second-lien asset sale bridge loan and bank senior secured draw term loan facility (collectively, the “Senior Secured Credit Facilities”) or to comply with any of the financial and operating covenants included in the Senior Secured Credit Facilities, we will be in default. Lenders under such facilities could then vote to accelerate the maturity of the indebtedness and foreclose upon our and our subsidiaries’ assets securing such indebtedness. Other creditors might then accelerate other indebtedness. If any of our creditors accelerate the maturity of their indebtedness, we may not have sufficient assets to satisfy our obligations under the Senior Secured Credit Facilities or our other indebtedness.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although one of the indentures governing the senior notes and our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, we have up to $750 million (without giving effect to the existing letters of credit) of borrowings available under our senior secured revolving credit facility. In addition, we may, at our option, subject to certain conditions, increase the senior credit facilities in an amount not to exceed $750 million. Moreover, none of our indentures imposes any limitation on our incurrence of liabilities that are not considered “Indebtedness” under the indenture, nor do they impose any limitation on liabilities incurred by subsidiaries, if any, that might be designated as “unrestricted subsidiaries.” If we incur additional debt above current indebtedness levels, the risks associated with our substantial leverage would increase.

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

The consummation of our sale of our music recording and publishing businesses is subject to risks and uncertainties, including the satisfaction of specified closing conditions by both parties.

On February 27, 2008, we entered into a definitive agreement to sell our music recording and publishing businesses. The transaction is subject to certain closing conditions, including the receipt of certain regulatory approvals and the absence of a material adverse effect (as defined in the definitive agreement) on our music recording and publishing businesses since September 30, 2007. We expect the transaction to close in the second quarter of 2008. In the event that the sale of our music recording and publishing businesses is not consummated, our financial results and operations of those businesses may be adversely affected by the continuing diversion of management resources and uncertainty regarding the outcome of the process of selling the business. For example, if the sale is not consummated, the uncertainty of whether we will continue to own these businesses in the future could lead us to lose or fail to attract music artists, advertising revenue or business partners. Although we intend to take steps to address these risks, there can be no assurance that the sale will be consummated, or that any losses or distractions resulting from such failure to consummate the transaction, will not adversely affect the operations or financial results of these businesses.

If we are unable to complete the sale of our music recording and publishing businesses and sell our other non-core assets, we may be unable to refinance our bank second-lien asset sale bridge loan.

In addition to the proposed sale of our music recording and publishing businesses, we intend to sell certain non-core assets, including certain non-core television and radio stations, investments and excess real estate. We expect to close the music transaction in the second quarter of 2008. We intend to use approximately $113 million in gross proceeds from that sale together with the proceeds from the sale of the other non-core assets, and to the extent necessary, borrowings under our bank senior secured revolving credit facility (which cannot exceed $250.0 million), to pay down our $500.0 million bank second-lien asset sale bridge loan due March 29, 2009. The sale of our music recording and publishing businesses is subject to certain closing conditions, including the receipt of regulatory approvals and the absence of a material adverse effect (as defined in the definitive agreement) on our music recording and publishing businesses since September 30, 2007. We have not entered into any agreements to sell any of the other non-core assets. If the music sale is not consummated, the closing of the transaction is delayed and if we are unable to sell the other non-core businesses for as much as we estimated or at all, our ability to repay or refinance our bank second-lien asset sale bridge loan will be adversely affected.

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

The Senior Secured Credit Facilities and the senior notes contain various covenants and restrictions and a breach of any covenant or restriction could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indentures governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at that time). The lenders under the Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the Senior Secured Credit Facilities, the lenders under these facilities will have the right to proceed against the collateral. Beginning June 30, 2008, we will be subject to certain customary financial covenants under our bank credit agreement, and there can be no assurance that we will be in compliance at such date.

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

ITEM 1B. Unresolved	Staff Comments

None.

ITEM 2.	Properties

At December 31, 2007, the principal buildings owned or leased by the Company and used primarily by the television and radio segments are described below:

Principal Properties of the Company

Location (1)	Aggregate Size of Property in Square Feet (Approximate)	Owned or Leased	Lease Expiration Date
Miami, FL	310,108	Owned	—
Miami, FL	68,595	Leased	06/30/15	(2)
Los Angeles, CA	166,366	Owned	—
Houston, TX	107,489	Owned	—
New York, NY	92,017	Leased	06/30/15

(1)	The Miami, Los Angeles and New York locations are used primarily by the television and Internet businesses. The Houston location, which was purchased in 2004, is used by the television and radio businesses.
(2)	Option to renew available.

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

Televisa PLA Litigation

Televisa and the Company are parties to the PLA, which provides the Company’s three television networks with a majority of prime time programming and a substantial portion of their overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by the Company of the PLA, including breach for its alleged failure to pay Televisa royalties attributable to revenues from certain programs and from our use of unsold time to promote assets, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement (a soccer rights side-letter to the PLA), a claim that we did not cooperate with various Televisa audit rights and efforts and a claim that the Company has not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use the Company’s unsold advertising inventory. Televisa sought monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against the Company’s alteration of Televisa programming without Televisa’s consent. In June 2005, the Company made a payment under protest to Televisa of $1.5 million. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

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

For the nine months ended December 31, 2007, three months ended March 31, 2007, twelve months ended December 31, 2006 and 2005, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $2.5 million, $2.2 million, $9.4 million and $9.6 million, respectively. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines. On October 16, 2007, acting upon another stipulation of the parties and recommendation by the Special Master, the Court once again continued the trial date and related deadlines. The trial is now scheduled to begin on April 29, 2008.

On October 1, 2007, the Company filed a motion for partial summary judgment on one of Televisa’s claims and one of the Company’s counterclaims seeking a ruling that the breaches of the PLA alleged by Televisa, even if found to be true, do not constitute “material breaches” that would allow Televisa to terminate the PLA. After briefing by both sides and argument before the Court, on December 17, 2007, the Court issued an order denying the Company’s summary judgment motion, finding that disputed issues as to certain facts would need to be resolved by a jury.

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

There were 1,000 shares, $0.01 par value, common stock issued and outstanding as of February 15, 2008. There is no public market for the Company’s common stock.

(b)	Holders

All of the Company’s shares of common stock issued and outstanding as of February 15, 2008 are held by Broadcast Media Partners Holdings, Inc.

(c)	Cash Dividends

The Company has never declared or paid dividends on any class of its common stock. The Company’s Senior Secured Credit Facilities restricts the payment of cash dividends on common stock. The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

(e)	Issuer Purchases of Equity Securities

There have been no repurchases of our equity securities during the fourth quarter of the past fiscal year.

ITEM 6.	Selected Financial Data

Presented below is the selected historical financial data of Univision Communications Inc.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(In thousands, except share and per-share data)

	Successor		Predecessor
	Nine Months Ended December, 31 2007		Three Months Ended March 31, 2007	Year Ended December 31, 2006 (a)	Year Ended December 31, 2005 (a)	Year Ended December 31, 2004 (a)	Year Ended December 31, 2003 (b)
Statement of Operations Data
Net revenues	$1,635,579		$437,266	$2,025,587	$1,746,087	$1,608,375	$1,197,817
Direct operating expenses (excluding depreciation and amortization)	524,050		160,574	719,924	614,609	561,141	449,244
Selling, general and administrative expenses (excluding depreciation and amortization )	450,582		144,060	538,003	499,686	475,878	324,521
Merger related expenses	5,950		144,181	13,308	—	—	—
Cost reduction plan	—		—	—	30,256 (c)	—	—
Voluntary contribution per FCC consent decree	—		24,000 (d)	—	—	—	—
Depreciation and amortization	120,066		20,122	82,871	80,346	85,938	74,926

Operating income (loss)	534,931		(55,671)	671,481	521,190	485,418	349,126
Interest expense, net	584,429		17,857	89,234	84,882	65,982	69,116
Loss on extinguishment of debt	—		1,630	—	—	467	4,122
Amortization of deferred financing costs	34,725		509	2,553	3,309	3,429	3,593
Equity (income) loss in unconsolidated subsidiaries and other	(2,922)		(1,141)	(4,352)	(4,626)	1,517	4,007
Gain on sale of Enntravision stock	—		—	(1,454)	—	—	—
Gain on change of Entravision ownership interest	—		—	—	—	—	(1,611)
Nontemporary decline in fair value of cost method investments	2,925		—	5,200 (e)	81,877 (e)	—	—

(Loss) income from continuing operations before income taxes	(84,226)		(74,526)	580,300	355,748	414,023	269,899
(Benefit) provision for income taxes	(23,756)		(5,943)	231,304	173,097	160,470	107,520

(Loss) income from continuing operations	(60,470)		(68,583)	348,996	182,651	253,553	162,379
(Loss) income from discontinued operations, net of income tax	(187,403	) (f)	1,563	178	4,528	2,330	(6,952)

Net (loss) income	$(247,873)		$(67,020)	$349,174	$187,179	$255,883	$155,427

Balance Sheet Data (at the end of period)
Current assets	$820,581		$872,052	$663,891	$633,600	$638,489	$520,566
Total assets	16,457,938		16,921,542	8,166,394	8,128,336	8,227,126	7,642,917
Current liabilities	686,774		722,185	483,708	909,521	291,515	288,633
Long-term debt, including capital leases	9,765,540		9,817,946	969,589	969,299	1,227,680	1,368,346
Stockholders’ equity	3,627,941		3,957,000	5,561,499	5,090,900	5,387,704	5,102,977
Other Data
Net cash provided by operating activities	$158,823		$121,040	$441,172	$409,722	$424,977	$329,777
Net cash used in investing activities	(45,894)		(16,314)	(155,988)	(320,081)	(231,114)	(197,360)
Net cash (used in) provided by financing activities	(207,088)		112,100	(281,062)	(180,109)	(80,672)	(91,391)

(a)	Includes the Company’s variable interest entities from March 31, 2004. See “Notes to Consolidated Financial Statements— 7. Investments.”
(b)	The Company acquired Hispanic Broadcasting Corporation on September 22, 2003.
(c)	The Company reported a cost reduction plan charge in the fourth quarter of 2005. See “Notes to Consolidated Financial Statements— 8. Accounts Payable and Accrued Liabilities.”
(d)	The Company made a voluntary contribution per an FCC consent decree. See “Notes to Consolidated Financial Statements—2. Recent Developments.”
(e)	Charge related to the Company’s investments in Entravision and St. Louis/Denver LLC. See “Notes to Consolidated Financial Statements—7. Investments.” The Company reported no tax benefit related to these charges related to its investments. See “Notes to Consolidated Financial Statements—15. Income Taxes.”
(f)	Includes an impairment charge of $190.6 million before the effect of income taxes and $180.3 million net of income taxes. See “Notes to Consolidated Financial Statements—2. Recent Developments.”

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Information presented for the year ended December 31, 2007 represents the sum of the amounts for the three months ended March 31, 2007 and the nine months ended December 31, 2007. See “Notes to Consolidated Financial Statements—3. Significant Accounting Policies.”

Univision Communications Inc., together with its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), has continuing operations in three business segments:

•

Television: The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the owned and/or operated television stations and the Galavisión cable television network. For the year ended December 31, 2007, the television segment accounted for approximately 77% of the Company’s net revenues.

•

Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the year ended December 31, 2007, the radio segment accounted for approximately 21% of the Company’s net revenues.

•

Internet: Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the year ended December 31, 2007, the Internet segment accounted for approximately 2% of the Company’s net revenues.

On March 29, 2007, Broadcasting Media Partners, Inc. (“Broadcasting Media”, formerly known as Umbrella Holdings, LLC), completed its acquisition of the Company pursuant to the terms of the agreement and plan of merger dated as of June 26, 2006 (the “Merger Agreement”), by and among the Company, Broadcasting Media and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), a subsidiary of Broadcasting Media. Umbrella Acquisition and Broadcasting Media were formed by an investor group that includes affiliates of Madison Dearborn Partners, LLC, Providence Equity Partners Inc., Saban Capital Group Inc., Texas Pacific Group, and Thomas H. Lee Partners, L.P. (collectively the “Sponsors”). To consummate the acquisition, Umbrella Acquisition was merged (the “Merger”) with and into the Company and the Company was the surviving corporation. Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive $36.25 in cash, without interest.

As a result of the Merger, a new basis of accounting was established at March 29, 2007. In effect, Broadcasting Media’s basis in the Company’s assets and liabilities has been pushed down to the Company’s financial statements as of March 31, 2007. The acquisition was accounted for using the purchase method of accounting as though the Merger closed on March 31, 2007 for convenience purposes to align the Merger transaction date to the accounting close date considering the insignificant impact to the statement of operations.

The Company intends to divest certain non-core assets, including its music recording and publishing businesses and certain non-core television and radio stations, investments and excess real estate. The Company has entered into a definitive agreement to sell its music business which it expects to close in the second quarter of 2008. The closing is subject to regulatory approvals and certain closing conditions including the absence of a material adverse effect (as defined in the definitive agreement) on our music business since September 30, 2007. See “Notes to Consolidated Financial Statements—2. Recent Developments.”

The music business assets and liabilities are classified as held for sale in the consolidated balance sheet and the results of operations are classified as discontinued operations in the consolidated statement of operations. See “Notes to Consolidated Financial Statements—2. Recent Developments.”

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

Description of Direct Operating Expenses

Direct operating expenses consist primarily of programming, license fees, news and technical costs. License fees related to our program license agreements (the “PLA”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporación Venezolana del Television, C.A. (VENEVISION) (“Venevision”) account for approximately 17% and 16% of our total direct operating and selling, general and administrative expenses, excluding Merger related expenses for the years ended December 31, 2007 and 2006, respectively.

Description of Selling, General and Administrative Expenses

Selling, general and administrative expenses include selling, research, promotions, Televisa litigations costs, management fee and other general and administrative expenses.

Factors Affecting Our Results

Televisa Program License Agreement Litigation

Televisa and the Company are parties to the PLA, which provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. In June 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa. Televisa’s current claims include breach for our alleged failure to pay Televisa royalties attributable to revenues from certain programs and from our use of unsold time to promote assets, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA (the “Soccer Agreement”), a claim that we did not cooperate with various Televisa audit rights and efforts and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa sought monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. For the nine months ended December 31, 2007, three months ended March 31, 2007 and years ended December 31, 2006 and 2005, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $2.5, $2.2, $9.4 and $9.6 million, respectively. Televisa is also seeking a declaration that the Company is in material breach of the PLA and the Soccer Agreement and that Televisa has the right to suspend or terminate its performance under such agreements. We do not believe we are in breach of our agreements with Televisa and certainly not in material breach. The Company has filed an answer and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines. On October 16, 2007, acting upon another stipulation of the parties and recommendation by the Special Master, the Court once again continued the trial date and related deadlines. The trial is now scheduled to begin on April 29, 2008.

On October 1, 2007, the Company filed a motion for partial summary judgment on one of Televisa’s claims and one of the Company’s counterclaims. The motion seeks a ruling that the breaches of the PLA alleged by Televisa, even if found to be true, do not constitute “material breaches” that would allow Televisa to terminate the PLA. After briefing by both sides and argument before the Court, on December 17, 2007, the Court issued an order denying the Company’s summary judgment motion, finding that disputed issues as to certain facts would need to be resolved by a jury.

The Company continues to defend the litigation and pursue its counterclaims vigorously and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

Merger Related Expenses

The Company accounted for its Merger-related payments, incurred in connection with the Merger, primarily as either deferred financing costs recorded as an asset in the balance sheet or merger related expenses, which were expensed in the statement of operations. Deferred financing costs consist of all payments made by the Company in connection with obtaining its new debt, primarily ratings fees, legal fees, audit fees and all costs related to the offering circular and the road show. All other costs were expensed in the statement of operations by the Company as merger related expenses such as the success and opinion fees, change in control severance payments, the solvency opinion fee, legal fees, audit fees, appraisal fees and tax fees.

Certain post-Merger payments relate to involuntary termination benefits and relocation costs, which were capitalized under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Other costs such as indirect expenses related to the Merger were expensed in the statement of operations.

Broadcasting Media’s Merger-related direct expenditures were capitalized and accounted for under the guideline of SFAS No. 141, Business Combinations, and were allocated to tangible or intangible assets, deferred financing costs or goodwill.

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

2006 World Cup Games

In 2006, the Company’s television segment aired the 2006 World Cup games, which generated revenues and expenses that did not exist in 2007. During the year ended December 31, 2006, the 2006 Fédération Internationale de Football Association (“FIFA”) World Cup directly contributed an estimated $113.6 million of incremental net revenue and an estimated $5.3 million of incremental operating income before depreciation and amortization.

Management Fee Agreement

On March 29, 2007, the Company entered into a management agreement with Broadcasting Media and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the nine months ended December 31, 2007 was $14.4 million and the out-of-pocket expenses were $1.2 million, both of which are included in selling, general and administrative expenses on the statement of operations.

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

Program Costs for Television Broadcast

Program costs pursuant to the PLAs are expensed monthly by the Company as a license fee, which is based principally on a percentage of the Company’s television combined net time sales, as defined in the PLA. The Company has expensed its payments made under protest to Televisa, discussed previously in Item 3. “Legal Proceedings.” Depending on the outcome of the litigation, the Company may recover some or all of these payments. Also, the Company may be required to pay additional license fees on certain programming that is currently being excluded from the license fee calculation.

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

Accounting for Intangibles and Long-Lived Assets

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

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires compensation expense relating to share-based payments to be recognized in earnings using a fair-value measurement method. The Company has elected to use the straight-line attribution method of recognizing compensation expense over the vesting period. The fair value of each new stock option award will be estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which is the same model that was used by the Company prior to the adoption of SFAS No. 123R. The Company elected the modified prospective method and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006. See “Notes to Consolidated Financial Statements—3. Significant Accounting Policies.”

Recent Accounting Pronouncements

For recent accounting pronouncements see “Notes to Consolidated Financial Statements—3. Significant Accounting Policies.”

Results of Operations

Overview

In the following table, the Company’s combined results for the year ended December 31, 2007 represent the sum of the amounts for the three months ended March 31, 2007 and the nine months ended December 31, 2007. This combination does not comply with U.S. generally accepted accounting principles (“GAAP”) or with the Securities and Exchange Commission rules for pro forma presentation, but is presented because we believe it enables a meaningful comparison of our results for the year ended December 31, 2007 compared to year ended December 31, 2006.

	Successor	Predecessor	Combined Results of Successor and Predecessor	Predecessor
In thousands	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2007	Year Ended December 31, 2006
Net revenues	$1,635,579	$437,266	$2,072,845	$2,025,587

Direct operating expenses (excluding depreciation and amortization)	524,050	160,574	684,624	719,924
Selling, general and administrative expenses (excluding depreciation and amortization)	450,582	144,060	594,642	538,003
Merger related expenses	5,950	144,181	150,131	13,308
Voluntary contribution per FCC consent decree	—	24,000	24,000	—
Depreciation and amortization	120,066	20,122	140,188	82,871

Operating expenses	1,100,648	492,937	1,593,585	1,354,106

Operating income (loss)	534,931	(55,671)	479,260	671,481
Other expenses (income):
Interest expense, net	584,429	17,857	602,286	89,234
Loss on extinguishment of debt	—	1,630	1,630	—
Amortization of deferred financing costs	34,725	509	35,234	2,553
Equity income in unconsolidated subsidiaries and other	(2,922)	(1,141)	(4,063)	(4,352)
Nontemporary decline in fair value of cost and equity method investments	2,925	—	2,925	5,200
Gain on sale of Entravision stock	—	—	—	(1,454)

(Loss) income from continuing operations before income taxes	(84,226)	(74,526)	(158,752)	580,300
(Benefit) provision for income taxes	(23,756)	(5,943)	(29,699)	231,304

(Loss) income from continuing operations	(60,470)	(68,583)	(129,053)	348,996
(Loss) income from discontinued operation, net of income tax	(187,403)	1,563	(185,840)	178

Net (loss) income	$(247,873)	$(67,020)	$(314,893)	$349,174

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

In comparing our results of operations for the year ended December 31, 2007 (“2007”) with those ended December 31, 2006 (“2006”), the following should be noted:

•

In 2007, the Company recorded an impairment charge related to its music business in the amount of $190.6 million before the effect of income taxes and $180.3 million net of income taxes. The decline in the value of our music business is due primarily to political, technological and economic factors impacting the music industry in general.

•

In 2006, the Company’s television segment aired the 2006 World Cup games, which generated revenues and expenses that did not exist in 2007. During the year ended December 31, 2006, the 2006 Fédération Internationale de Football Association (“FIFA”) World Cup directly contributed an estimated $113.6 million of incremental net revenue and an estimated $5.3 million of incremental operating income before depreciation and amortization.

•

In 2007 and 2006, the Company incurred Merger related expenses of $150.1 and $13.3 million, respectively. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger.

•	In the first quarter of 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

•

In 2007 and 2006, the Company recorded selling, general and administrative expenses of $20.1 and $9.4 million, respectively, for Televisa litigation costs regarding its PLA and direct operating expenses of $4.7 and $9.4 million, respectively, for payments made under protest and other license fee overcharges to Televisa.

•

In 2007, the Company recorded management fee expense of $14.4 million payable to affiliates of the Sponsors and $1.2 million of out-of-pocket expenses, which are included in selling, general and administrative expenses. See “Notes to Consolidated Financial Statements—4. Related Party Transactions.”

•

The Company’s selling, general and administrative expenses include share-based compensation costs of $8.2 and $11.1 million for the year ended December 31, 2007 and 2006, respectively. The Company’s direct operating expenses include share-based compensation costs of $0.6 million and $1.5 million for the year ended December 31, 2007 and 2006, respectively.

•

The Company also recorded an impairment charge in the fourth quarter of 2006 of $5.2 million in connection with its Denver and St. Louis LLC investment. The Company did not record a tax benefit related to these transactions in 2006. See “Notes to Consolidated Financial Statements—7. Investments.”

•	In 2007, the Company recorded $6.7 million of finance transformation expenses, primarily related to the implementation of the Oracle system.

•

At December 31, 2007, the Company recorded a nontemporary decline in the fair value of investments of $2.9 million, which consisted of $1.6 million related to our investment in Entravision and $1.3 million related to our investment in Equity Media Holdings Corporation. See “Notes to Consolidated Financial Statements—7. Investments.”

•	In 2007, the Company recorded an asset impairment charge of $1.2 million related to a loan receivable, which was recorded in selling, general and administrative expenses.

Net revenues. Net revenues were $2,072.8 million in 2007 compared to $2,025.6 million in 2006, an increase of $47.2 million or 2.3%. In 2006, the 2006 FIFA World Cup contributed an estimated $113.6 million of incremental net revenues. The Company’s television segment revenues were $1,596.6 million in 2007 compared to $1,492.1 million in 2006, excluding the 2006 FIFA World Cup estimated incremental net revenues, an increase of $104.5 million or 7.0%. The growth was primarily attributable to the Company’s television networks, resulting from increased viewership. The owned-and-operated stations also had increased revenues attributable primarily to the New York, Chicago, San Antonio, Dallas and Los Angeles markets, while most of the remaining markets were essentially flat. The Company’s radio segment had revenues of $429.9 million in 2007 compared to $381.5 million in 2006, an increase of $48.4 million or 12.7%. The growth was attributable primarily to the stations in the Los Angeles, Miami, Houston, Dallas, and Chicago and increased network revenues. The Company’s Internet segment had revenues of $46.3 million in 2007 compared to $38.3 million in 2006, an increase of $8.0 million or 20.7%, primarily related to an increase in advertisers.

Expenses. Direct operating expenses decreased to $684.6 million in 2007 from $719.9 million in 2006, a decrease of $35.3 million or 4.9%. The Company’s television segment direct operating expenses were $584.2 million in 2007 compared to $633.4 million in 2006, a decrease of $49.2 million or 7.8%. The decrease is due to the elimination of 2006 World Cup costs of $108.3 million, and a decrease in payments made under protest and other license fee overcharges to Televisa of $4.7 million; offset by increased license fee expense of $18.7 million paid under our PLA and $45.1 million primarily related to increased programming costs. The Company’s radio segment had direct operating expenses of $85.1 million in 2007 compared to $72.7 million in 2006, an increase of $12.4 million or 17.1%. The increase is due to increased programming costs of $11.4 million and technical costs of $1.0 million. The Company’s Internet segment had direct operating expenses of $15.3 million in 2007 compared to $13.8 million in 2006, an increase of $1.5 million or 11.2%. The increase is due primarily to increased technical and programming costs. As a percentage of net revenues, the Company’s direct operating expenses decreased to 33.0% in 2007 from 35.5% in 2006.

Selling, general and administrative expenses increased to $594.6 million in 2007 from $538.0 million in 2006, an increase of $56.6 million or 10.5%. The Company’s television segment selling, general and administrative expenses were $404.1 million in 2007 compared to $358.1 million in 2006, an increase of $46.0 million or 12.8%. The increase is due primarily to increased Televisa litigation costs of $10.8 million, a management fee payable to affiliates of the Sponsors of $14.4 million, finance transformation costs of $6.7 million and increased research and promotion costs of $5.4 million. The Company’s radio segment had selling, general and administrative expenses of $174.1 million in 2007 compared to $164.9 million in 2006, an increase of $9.2 million or 5.6%. The increase is due to increased selling costs of $11.1 million offset by various savings of $1.9 million. The Company’s Internet segment had selling, general and administrative expenses of $16.4 million in 2007 compared to $15.0 million in 2006, an increase of $1.4 million or 9.3%. The increase is due primarily to an increase in selling costs of $1.1 million. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased to 28.7% in 2007 from 26.6% in 2006.

Merger related expenses. In 2007 and 2006, the Company incurred Merger related expenses of $150.1 and $13.3 million, respectively, of which $144.4 and $13.1 million relates to the television segment and $5.7 million and $0.2 million relates to the radio segment, respectively. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger. See “Notes to Consolidated Financial Statements—2. Recent Developments.”

Voluntary contribution per FCC consent decree. In 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

Depreciation and amortization. Depreciation and amortization increased to $140.2 million in 2007 from $82.9 million in 2006, an increase of $57.3 million or 69.2% The Company’s depreciation expense decreased to $78.9 million in 2007 from $80.1 million in 2006, a decrease of $1.2 million primarily related to decreased capital expenditures and an increase in the depreciable lives of certain tangible assets as a result of the Merger. The Company had amortization of intangible assets of $61.3 million and $2.8 million in 2007 and 2006, respectively, an increase of $58.5 million. The allocation of the purchase price related to the Merger affected both tangible and amortizable intangible assets. See “Notes to Consolidated Financial Statements—6. Goodwill and Other Intangible Assets.” Depreciation and amortization expense for the television segment increased by $55.4 million to $123.8 million in 2007 from $68.4 million in 2006 due to an increase in amortization expense from the purchase accounting adjustments. Depreciation and amortization expense for the radio segment decreased by $2.0 million to $10.3 million in 2007 from $12.3 million in 2006 primarily due to an increase in the depreciable lives of certain intangible assets as a result of the Merger. Depreciation and amortization expense for the Internet segment was $6.1 million in 2007 and $2.1 million in 2006 due to an increase in amortization expense from the purchase accounting adjustments.

Operating income. As a result of the above factors, operating income decreased to $479.3 million in 2007 from $671.5 million in 2006, a decrease of $192.2 million or 28.6%. The Company’s television segment had operating income of $316.1 million in 2007 and $532.6 million in 2006, a decrease of $216.5 million or 40.7%. The Company’s radio segment had operating income of $154.8 million in 2007 compared to $131.5 million in 2006, an increase of $23.3 million or 17.7%. The Company’s Internet segment had operating income of $8.4 million in 2007 compared to $7.3 million in 2006, an increase of $1.1 million or 14.4%. The Company’s operating income as a percentage of net revenue was 23.1% and 33.1% in 2007 and 2006, respectively.

Interest expense, net. Interest expense increased to $602.3 million in 2007 from $89.2 million in 2006, an increase of $513.1 million. The increase is due primarily to an increase in borrowings in connection with the Merger. Future interest expense is expected to be much greater as a result of the new debt incurred in connection with the Merger. See “Notes to Consolidated Financial Statements—9. Debt.”

Equity income in unconsolidated subsidiaries and other. Equity income in unconsolidated subsidiaries and other decreased to $4.1 million in 2007 from $4.4 million in 2006, a decrease of $0.3 million, due to a decrease of $0.8 million primarily related to stock dividend income offset by an increase in income of $0.5 million related to the Company’s equity method investments.

Nontemporary decline in fair value of investment. At December 31, 2007, the Company recorded a nontemporary decline in the fair value of investments of $2.9 million, of this amount, $1.6 million was related to our investment in Entravision and $1.3 million was related to our investment in Equity Media Holdings Corporation. See “Notes to Consolidated Financial Statements—7. Investments.”

Gain on sale of Entravision stock. On March 2, 2006, the Company and Entravision Communications Corporation completed the repurchase by Entravision of 7 million shares of Entravision Class U common stock held by the Company, for an aggregate sale price of $51.1 million, or $7.30 per share. The Company recognized a gain on the repurchase transaction of approximately $1.3 million in the first quarter of 2006. In the third quarter of 2006, the Company sold 0.2 million additional shares of Entravision Class U Common Stock and recognized a gain of $0.2 million. No shares of Entravision were sold in 2007.

Provision (benefit) for income taxes. In 2007, the Company reported an income tax benefit of $29.7 million, representing the net of $24.0 million of a current tax benefit and $5.7 million of a deferred tax benefit. In 2006, the Company reported an income tax provision of $231.3 million, representing $167.6 million of current tax expense and $63.7 million of deferred tax expense. The Company’s effective tax benefit rate of 18.7% in 2007 is different from the effective tax rate of 39.9% in 2006 due primarily to the pre-tax loss and non-deductibility of certain Merger related expenses recorded in 2007.

(Loss) income from discontinued operation, net of income tax. The Company reported a net loss from discontinued operations in 2007 of $185.8 million compared to net income of $0.2 million in 2006 related to its music business. The net loss in 2007 includes an impairment charge related to the music business in the amount of $190.6 million before the effect of income taxes and $180.3 million net of income taxes. See “Notes to Consolidated Financial Statements—2. Recent Developments.”

Net (loss) income. As a result of the above factors, the Company reported a net loss of $314.9 million in 2007 compared to net income of $349.2 million in 2006.

Adjusted operating income before depreciation and amortization (“OIBDA”). OIBDA increased to $863.2 in 2007 from $800.6 in 2006, an increase of $62.6 million or 7.8%. The increase is based on the net revenue and operating expense explanations above, along with the matters noted in the overview. As a percentage of net revenues, the Company’s OIDBA increased to 41.6% in 2007 from 39.5% in 2006.

The Company uses the key indicator of OIBDA to evaluate the Company’s operating performance, for planning and forecasting future business operations, and reporting to the banks. This indicator is presented on an adjusted basis consistent with the definition in our Bank Credit Agreement to exclude certain expenses. OIBDA is not, and should not be used as, an indicator of or alternative to operating income or net (loss) income as reflected in the consolidated financial statements. It is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of OIBDA may vary among companies and industries it should not be used as a measure of performance among companies. See “Notes to Consolidated Financial Statements—16. Business Segments” for a reconciliation of OIBDA to operating income.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Overview

In comparing our results of operations for the years ended December 31, 2006 and 2005, the following should be noted

•

For the year ended December 31, 2006, the Company incurred Merger related expenses of $13.3 million. The costs are primarily related to legal, banking and consulting incurred in connection with the Merger.

•

For the year ended December 31, 2006, the Company recorded selling, general and administrative expenses of $9.4 million for Televisa litigation costs regarding its PLA and direct operating expenses of $9.4 million for payments made under protest and other license fee overcharges to Televisa. For the year ended December 31, 2005, the Company recorded selling, general and administrative expenses of $1.2 million for Televisa litigation costs regarding its PLA and direct operating expenses of $9.6 million for payments made under protest and other license fee overcharges to Televisa.

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

The Company’s direct operating expenses include share-based compensation costs of $1.5 million for the year ended December 31, 2006. The Company’s selling, general and administrative expenses include share-based compensation costs of $11.1 million for the year ended December 31, 2006. See “Notes to Consolidated Financial Statements—13. Performance Award and Incentive Plans.”

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

•

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30.3 million in the fourth quarter of 2005 consisting of employee terminations of $17.8 million and abandonment of programming costs and other costs of $12.5 million. See “Notes to Consolidated Financial Statements—8. Accounts Payable and Accrued Liabilities.”

•

The Company recorded a charge for a nontemporary decline in the fair value of its Entravision investment of $73.1 million in 2005. The Company also recorded an impairment charge in the fourth quarter of 2005 and 2006 of $8.8 and $5.2 million, respectively, in connection with its Denver and St. Louis LLC investment. The Company did not record a tax benefit related to these transactions in 2005 or 2006. See “Notes to Consolidated Financial Statements—7. Investments.”

•	In 2006, the Company recorded an asset impairment charge of $1.6 million related to a loan receivable, which was recorded to selling, general and administrative expenses.

Net revenues. Net revenues were $2,025.6 million in 2006 compared to $1,746.1 million in 2005, an increase of $279.5 million or 16%. The Company’s television segment net revenues were $1,605.7 million in 2006 compared to $1,360.7 million in 2005, an increase of $245.0 million or 18%. The growth was attributable to strong viewership and higher rates for advertising spots across the Company’s three television networks, an increase in advertising revenues due to the 2006 World Cup games and an increase in subscriber fees including a favorable adjustment of $5.9 million related to programming services provided to a cable operator, not previously recognized. The owned-and-operated stations also had increased net revenues, which benefited from the 2006 World Cup games, primarily in the Los Angeles, Phoenix, Miami, Houston and Chicago markets. The Company’s radio segment had net revenues of $381.5 million in 2006 compared to $359.1 million in 2005, an increase of $22.4 million or 6.2%. The growth was attributable primarily to the new radio stations in San Francisco/San Jose acquired from Entravision, the new radio station acquired in Fresno, and increased revenues at the stations in the Los Angeles, Miami, Chicago, Phoenix and San Antonio markets. The Company’s Internet segment had net revenues of $38.3 million in 2006 compared to $26.3 million in 2005, an increase of $12.0 million or 45.8%, primarily related to an increase in advertisers and increased spending from existing advertisers.

Expenses. Direct operating expenses increased to $719.9 million in 2006 from $614.5 million in 2005, an increase of $105.4 million or 17.1%. The Company’s television segment direct operating expenses were $633.4 million in 2006 compared to $536.2 million in 2005, an increase of $97.2 million or 18.1%. The increase is due primarily to 2006 World Cup costs of $108.3 million and increased license fee expense of $20.3 million paid under our PLAs, offset by a decrease in other operating costs of $31.4 million. The decrease in other operating costs was due to the benefits resulting from the Company’s cost reduction plan implemented in the fourth quarter of 2005 which eliminated job redundancies and inefficiencies and abandonment of certain less profitable programming, and a reimbursement of $4.5 million for production costs that Televisa overbilled the Company related to the show “100 Mejicanos Dijeron” ($4.1 million of which relates to costs paid by us prior to 2006). The Company’s radio segment had direct operating expenses of $72.7 million in 2006 compared to $65.8 million in 2005, an increase of $6.9 million or 10.5%. The increase is due to increased programming costs of $6.6 million, primarily related to talent, and technical costs of $0.4 million. The Company’s Internet segment had direct operating expenses of $13.8 million in 2006 compared to $12.6 million in 2005, an increase of $1.2 million or 9.2%. The Company’s direct operating expenses include share-based compensation costs of $1.5 million. As a percentage of net revenues, the Company’s direct operating expenses increased from 35.2% in 2005 to 35.5% in 2006.

Selling, general and administrative expenses increased to $538.0 million in 2006 from $499.7 million in 2005, an increase of $38.3 million or 7.7%. The increase in selling, general and administrative expenses includes share-based compensation costs of $11.1 million and Televisa litigation costs of $8.1 million. The Company’s television segment selling, general and administrative expenses were $358.1 million in 2006 compared to $335.2 million in 2005, an increase of $22.9 million, or 6.8%. The increase is due primarily to Televisa litigation costs of $8.1 million, increased general and administrative compensation costs of $8.9 million, share-based compensation costs in general and administrative expenses of $5.3 million, offset in part by a decrease in certain insurance costs of $3.9 million. The Company’s radio segment had selling, general and administrative expenses of $164.9 million in 2006 compared to $152.0 million in 2005, an increase of $12.9 million or 8.5%. The increase is due primarily to an asset impairment charge of $1.6 million, share-based compensation costs in general and administrative expenses of $2.3 million, increased promotion costs of $1.8 million, increased selling costs of $2.7 million and an increase in bad debt expense of $1.8 million. The Company’s Internet segment had selling, general and administrative expenses of $15.0 million in 2006 compared to $12.5 million in 2005, an increase of $2.5 million or 20.5%. As a percentage of net revenues, the Company’s selling, general and administrative expenses decreased from 28.6% in 2005 to 26.6% in 2006.

Merger related expenses. In 2006, the Company incurred Merger related expenses of $13.3 million of which $13.1 million relates to the television segment and $0.2 million relates to the radio segment. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger.

Cost reduction plan. The cost reduction plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a pre-tax charge of approximately $30.3 million in the fourth quarter of 2005 consisting of employee terminations of $17.8 million and abandonment of programming and other costs of $12.5 million.

Depreciation and amortization. Depreciation and amortization increased to $82.9 million in 2006 from $80.3 million in 2005, a decrease of $2.6 million or 3.1%. The Company’s depreciation expense increased to $80.1 million in 2006 from $77.5 million in 2005, an increase of $2.6 million primarily related to capital expenditures. The Company had amortization of intangible assets of $2.8 million in 2006 and 2005, respectively. Depreciation and amortization expense for the television segment increased by $1.5 million to $68.4 million in 2006 from $66.9 million in 2005 due to depreciation expense related to capital expenditures. Depreciation and amortization expense for the radio segment increased by $0.7 million to $12.3 million in 2006 from $11.6 million in 2005. Depreciation and amortization expense for the Internet segment increased by $0.3 million to $2.1 million in 2006 from $1.8 million in 2005.

Operating income. As a result of the above factors, operating income increased to $671.5 million in 2006 from $521.2 million in 2005, an increase of $150.3 million or 28.8%. The Company’s television segment had operating income of $532.6 million in 2006 and $392.4 million in 2005, an increase of $140.2 million or 35.7%. The Company’s radio segment had operating income of $131.5 million in 2006 compared to $129.6 million in 2005, an increase of $1.9 million or 1.5%. The Company’s Internet segment had operating income of $7.3 million in 2006 compared to an operating loss of $0.8 million in 2005, an improvement of $8.1 million. The Company’s operating income as a percentage of net revenue was 33.1% and 29.8% in 2006 and 2005, respectively.

Interest expense, net. Interest expense, net increased to $89.2 million in 2006 from $84.9 million in 2005, an increase of $4.3 million or 5.1%. The increase is due to higher interest rates and borrowings from the revolving credit facility to fund the 2005 stock repurchase plan and the acquisitions of WLII in 2005 and Disa in 2006. See “Liquidity and Capital Resources—Debt Instruments.”

Equity income in unconsolidated subsidiaries and other. Equity income in unconsolidated subsidiaries decreased by $0.2 million to $4.4 million in 2006 from $4.6 million in 2005, due primarily to the elimination of 2005 noncontrolling interest income from a variable interest entity of $1.8 million offset by higher income related to the Company’s equity method investments of $1.6 million.

Nontemporary decline in fair value of investment. In 2006, the Company recorded a charge for a nontemporary decline in the fair value of its investment in St. Louis/Denver LLC of $5.2 million. In 2005, the Company recorded a charge for a nontemporary decline in the fair value of its investments in Entravision of $73.1 million and St. Louis/Denver LLC of $8.8 million. See “Notes to Consolidated Financial Statements— 7. Investments.”

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

Provision for income taxes. In 2006, the Company reported an income tax provision of $231.3 million, representing $167.6 million of current tax expense and $63.7 million of deferred tax expense. In 2005, the Company reported an income tax provision of $173.1 million, representing $114.1 million of current tax expense and $59.0 million of deferred tax expense. The effective tax rate was 39.9% in 2006 and 48.7% in 2005. The Company’s effective tax rate of 39.9% for 2006 is lower than the 48.7% for 2005 due primarily to a charge in 2005 for a nontemporary decline in the fair value of the Entravision investment, for which no tax benefit was recorded. Also, in 2006 a tax benefit of $5.7 million was recorded due to the resolution of various federal and state income tax audits.

Income from discontinued operation, net of income tax. The Company reported net income from discontinued operations of $0.2 million in 2006 and $4.5 million in 2005 related to its music business. See “Notes to Consolidated Financial Statements—2. Recent Developments.”

Net income. As a result of the above factors, the Company reported net income in 2006 of $349.2 million compared to net income of $187.2 million in 2005, an increase of $162.0 or 86.5%. As a percentage of net revenues, the Company’s net income increased from 10.7% in 2005 to 17.2% in 2006.

Adjusted operating income before depreciation and amortization (“OIBDA”). OIBDA increased to $800.6 million in 2006 from $642.6 million in 2005, an increase of $158.0 million or 24.6%. The increase is based on the net revenue and operating expense explanations above along with the matters noted in the overview. As a percentage of net revenues, the Company’s OIDBA increased to 39.5% in 2006 from 36.8% in 2005.

For a description of the reasons the Company uses the key indicator of OIBDA to evaluate the Company’s operating performance for planning and forecasting future business operations and reporting to banks, and for a reconciliation of OIBDA to operating income, see “Notes to Consolidated Financial Statements—16. Business Segments.”

Liquidity and Capital Resources

The information for the year ended December 31, 2007 represents the sum of the three months ended March 31, 2007 and the nine months ended December 31, 2007. This combination does not comply with U.S. generally accepted accounting principles (“GAAP”) or with the Securities and Exchange Commission rules for pro forma presentation, but is presented because we believe it enables a meaningful presentation of our results for the year ended December 31, 2007.

Cash Flows

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service will be provided by funds from operations. Capital expenditures historically have been, and we expect will continue to be, provided by funds from operations and by borrowings.

Cash and cash equivalents were $226.2 million at December 31, 2007 and $103.5 million at December 31, 2006. The increase of $122.7 million was attributable to net cash provided from operating activities of $279.9 million, issuance of long-term debt of $9.280 billion, capital contributions of $3.972 billion, proceeds from sale of the Company’s Equity Broadcasting investment of $19.6 million and other sources of funds of $5.6 million offset by acquisition costs of $12.547 billion, deferred financing costs of $292.0 million, net bank repayments of $464.9 million, Merger related payments of $60.8 million and capital expenditures of $69.7 million.

The Company intends to divest certain non-core assets, including its music recording and publishing businesses and certain non-core television and radio stations, investments and excess real estate. The Company has entered into a definitive agreement to sell its music business which it expects to close in the second quarter of

2008. The closing is subject to regulatory approvals and certain closing conditions including the absence of a material adverse effect (as defined in the definitive agreement) on our music business since September 30, 2007. See “Notes to Consolidated Financial Statements—2. Recent Developments.”

Capital Expenditures

Capital expenditures totaled $69.7 million for the year ended December 31, 2007. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. For the year 2008, the Company plans on spending a total of approximately $100.0 million, which is expected to consist of $18.0 million for television station facilities primarily in Fresno and Puerto Rico; $24.0 million for Univision and TeleFutura Network upgrades and facilities expansion; $17.0 million related to television station transmitter projects; $11.0 million primarily for radio station facility upgrades; and approximately $30.0 million primarily for normal capital improvements.

Debt Instruments

The Company has a 7-year, $750.0 million bank senior secured revolving credit facility. Interest will accrue at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is expected to be the three-month LIBOR rate. There was no balance outstanding on this facility as of December 31, 2007.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of December 31, 2007 was 7.21%. Interest is paid on January 31, April 30, July 31 and October 31.

In April and August 2007, the Company entered into $5 and $2 billion three- and two-year, respectively, interest rate swaps on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. These interest rate swaps are accounted for as cash flow hedges that are highly effective. As of December 31, 2007, the Company had a swap liability totaling $165.8 million, which is included in other long-term liabilities on the balance sheet.

The bank second-lien asset sale bridge is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three-month LIBOR rate. The applicable interest rate as of December 31, 2007 was 7.35%. Interest is paid on a monthly basis. See “Notes to Consolidated Financial Statements–2. Recent Developments,” for a discussion on the pay down of the bank second-lien asset sale bridge loan. See Item 1A. “Risk Factors—If we are unable to complete the sale of our music recording and publishing businesses and sell our other non-core assets, we may be unable to refinance our bank second-lien asset sale bridge loan.”

The Company has a 7.5 year, $450 million bank senior secured draw term loan facility, which is available for a limited time to repay or prepay the Company’s senior notes that existed prior to the Merger and remain outstanding. On October 15, 2007, the Company paid down its senior notes due 2007 and had $200 million outstanding under this facility as of December 31, 2007. The applicable rate is the three-month LIBOR rate plus an applicable margin. The applicable interest rate as of December 31, 2007 was 7.1%. Interest is paid on a monthly basis.

The 9.75% senior notes are 8 year notes due 2015, totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes was paid in cash on September 15, 2007. For any interest period thereafter through March 15, 2012, we may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The notes bear interest at 9.75% and PIK interest will accrue at 10.50%. These senior notes pay interest on March 15th and September 15th each year, beginning September 15, 2007. As of December 31, 2007 the Company has not elected the PIK option on these notes.

The Company’s 7.85% senior notes due 2011 bear interest at 7.85% per annum. These senior notes pay interest on January 15th and July 15th of each year.

The Company has $250 million of senior notes due in 2008, which bear interest at the rate of 3.875% per annum. The interest is payable on the senior notes in cash on April 15th and October 15th of each year.

When the Company issued the senior notes due 2007 and 2008, it entered into fixed-to-floating interest rate swaps that resulted in fair value hedges that were perfectly effective up until the date of the Merger. The interest rate swaps totaling $450 million on our 2007 and 2008 senior notes qualified for the “shortcut method” under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Following the merger, the Company no longer qualified for the “shortcut method” since the senior notes were required to be recorded at market value at March 29, 2007 under SFAS No. 141, Business Combinations. The Company was required to perform the hedge effectiveness analysis using the long-haul method and reassess hedge effectiveness at the time of the acquisition. Based on this analysis, the Company concluded to cease applying hedge accounting. During the nine months ended December 31, 2007, the Company recognized income of $5.5 million to earnings related to the ineffectiveness. The $5.5 million is reported in interest expense in the Company’s statement of operations. At December 31, 2007, the Company had a swap asset of $0.4 million reported in prepaid expenses and other assets on the balance sheet, related to the interest rate swaps on the 2008 senior notes.

Voluntary prepayments of principal amounts outstanding under the bank senior secured revolving credit facility, bank senior secured term loan facility, bank second-lien asset sale bridge loan and bank senior secured draw term loan (collectively the “Senior Secured Credit Facilities”) will be permitted, except for the bank second-lien asset sale bridge loan, at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the lenders will require compensation for any funding losses and expenses incurred as a result of the prepayment. Voluntary prepayments of principal amounts outstanding under the second-lien asset sale bridge loan will not be permitted at any time, except to the extent the payment is made with the proceeds of any sale of equity interests by, or any equity contribution to, us or any issuance by us of permitted senior subordinated notes and/or senior unsecured notes on terms to be agreed upon.

The Senior Secured Credit Facilities and the senior notes contain various covenants and a breach of any covenant could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under our Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under our Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral. The Company is in compliance with its bank credit agreement as of December 31, 2007. Beginning June 30, 2008, the Company will be subject to certain customary financial covenants under its bank credit agreement, which the Company expects to be in compliance with at such date.

Additionally, the Senior Secured Credit Facilities contain certain restrictive covenants which, among other things, limit the incurrence of investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

The subsidiary guarantors under the Company’s bank senior secured term loan facility and senior notes are all of the Company’s domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications, Inc. is not a guarantor and has no independent assets or operations. The bank senior secured term loan facility and senior notes are secured by, among other things (a) a first priority security interest in substantially all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory, and other tangible and intangible assets, subject to certain customary exceptions; (b) a pledge of (i) all of the Company’s present and future capital stock and the present and future capital stock of each of the Company’s and each subsidiary guarantor’s direct domestic subsidiaries and (ii) 65% of the voting stock of each of our and each guarantor’s material direct foreign subsidiaries, subject to certain exception including to avoid certain reporting obligations; and (c) all proceeds and products of the property and assets described above. The bank second-lien asset sale bridge loan is secured by a second priority security interest in all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, securing the other secured credit facilities.

The Company’s senior notes due 2008 and 2011 that were outstanding prior to the Merger and remain outstanding, as a result of the Merger are secured on an equal and ratable basis with the Senior Secured Credit Facilities.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

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

World Cup Rights

On November 2, 2005, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2010 and 2014 FIFA World Cup soccer games and other 2007-2014 FIFA events. A series of payments totaling $325.0 million are due over the term of the agreement. Payments totaling $15.5 million were made in 2007. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games. Each scheduled payment under the contract is supported by a letter of credit.

The funds for these payments are expected to come from cash from operations and/or borrowings from the Senior Secured Credit Facilities.

Entravision Investment

As part of the consent decree pursuant to which the United States Department of Justice approved our acquisition of Hispanic Broadcasting Corporation, we are required currently to own not more than 15% of Entravision stock on a fully converted basis which includes full exercise of employee options and conversion of all convertible securities, and to sell enough of our Entravision stock so that our ownership of Entravision, on a fully converted basis, does not exceed 10% by March 26, 2009. As of December 31, 2007, the Company owned 17,152,729 shares of Entravision Class U common stock. As part of its stock repurchase plan, Entravision repurchased and retired 6.3 million shares of its common stock in the fourth quarter of 2007, which increased the Company’s ownership interest in Entravision on a fully converted basis to 16.0% as of December 31, 2007 from 14.8% as of September 30, 2007. On February 4, 2008, the Company sold 1.5 million shares of its Entravision Class U common stock to Entravision for $10.4 million and reduced its ownership interest in Entravision on a fully converted basis to 14.7%. See “Notes To Consolidated Financial Statements—7. Investments.”

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

Below is a summary of the Company’s major contractual payment obligations as of December 31, 2007:

Major Contractual Obligations

As of December 31, 2007

	Payments Due By Period
	2008	2009	2010	2011	2012	Thereafter	TOTAL
	(In thousands)
Bank senior secured term loan facility	$—	$—	$—	$—	$—	$7,000,000	$7,000,000
Bank senior secured term loan facility interest (a)	498,810	498,810	499,289	487,725	477,488	862,995	3,325,117
Bank second-lien asset sale bridge loan	—	500,000	—	—	—	—	500,000
Bank second-lien asset sale bridge loan interest (a)	37,250	6,208	—	—	—	—	43,458
Bank senior secured draw term loan	—	—	—	—	—	200,000	200,000
Senior secured draw term loan interest (a)	18,900	32,400	32,096	31,286	30,659	52,934	198,275
Senior notes	250,000	—	—	500,000	—	1,500,000	2,250,000
Senior notes interest-fixed (b)	185,500	185,500	185,500	185,500	146,250	365,625	1,253,875
Senior notes interest-variable (a)	12,065	—	—	—	—	—	12,065
Programming (c)	65,087	62,392	97,565	25,871	25,991	154,829	431,735
Operating leases	36,283	34,074	31,793	30,131	28,537	114,351	275,169
Capital leases	8,277	8,277	8,277	8,277	8,277	91,530	132,915
Research services	26,616	21,393	21,038	22,352	3,763	—	95,162
Music License Fees	15,357	11,612	—	—	—	—	26,969
Other	3,330	2,733	2,558	1,859	849	3,261	14,590

	$1,157,475	$1,363,399	$878,116	$1,293,001	$721,814	$10,345,525	$15,759,330

(a)	Interest expense is based on the LIBOR rate plus cost margins applicable to each loan at December 31, 2007.
(b)	Interest expense does not assume that the Company will exercise the PIK option available under its $1.5 billion senior note.
(c)	Amounts exclude the license fees that will be paid in accordance with the PLA, which is based primarily on 15% of Combined Net Time Sales. Amounts include broadcast rights’ costs for the 2010 and 2014 World Cup and other FIFA events.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company’s overall interest rate exposure is on $250.0 million of its 2008 senior notes, $200 million bank senior secured draw term loan and $500 million of second-lien asset sale bridge loan at December 31, 2007. A change of 10% in interest rates would have an impact of approximately $6 million on pre-tax earnings and pre-tax cash flows over a one-year period. On October 15, 2007, the Company paid down its senior notes due 2007 and now has $200 million outstanding under its bank senior secured draw term loan facility, which will bear interest based on the three-month LIBOR rate plus an applicable margin. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued four- and five-year senior notes due 2007 and 2008 in an aggregate principal amount of $450.0 million. On October 15, 2007, the Company paid down its senior notes due 2007 with borrowing under its senior secured draw term loan facility. The Company’s 3.875% senior notes have a face value of $250.0 million. The senior notes pay interest on April 15th and October 15th of each year. The interest rate swaps totaling $450 million on our 2007 and 2008 senior notes qualified for the “shortcut method” under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and were accounted for as perfectly effective fair value hedges. Following the merger, the Company no longer qualified for the “shortcut method” since the senior notes were required to be recorded at market value at March 29, 2007 under SFAS No. 141, Business Combinations. The Company was required to perform the hedge effectiveness analysis using the long-haul method and reassess hedge effectiveness at the time of the acquisition. Based on this analysis, the Company concluded to cease applying hedge accounting. During the nine months ended December 31, 2007, the Company recognized income of $5.5 million to earnings, related to the ineffectiveness. The $5.5 million is reported in interest expense in the Company’s statement of operations. At December 31, 2007, the Company had a swap asset of $0.4 million reported in prepaid expenses and other assets on the balance sheet, related to the interest rate swaps on the 2008 senior notes.

In April 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. In August 2007, the Company also entered into a $2 billion two-year interest rate swap on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. These interest rate swaps are accounted for as cash flow hedges that are highly effective. As of December 31, 2007, the Company had a swap liability totaling $165.8 million, which is included in other long-term liabilities on the balance sheet, related to these interest rate swaps.

ITEM 8.	Financial Statements and Supplementary Data

See pages F-1 through F- 47

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. As of December 31, 2007, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of our 2007 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under that framework, management concluded our internal control over financial reporting as of December 31, 2007 was effective.

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

The financial statements have been audited by our independent registered public accounting firm, Ernst & Young LLP, to the extent required by auditing standards of the Public Company Accounting Oversight Board (United States) and, accordingly, they have expressed their professional opinion on the financial statements in their report included herein. The attestation report issued by Ernst & Young LLP on our internal control over financial reporting is also included herein.

Because of their inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems, controls and procedures determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Item 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The executive officers of the Company serve at the discretion of its Board of Directors subject to certain employment agreements. Messrs. Uva, Hobson, Kranwinkle, Rodriguez and Lori have employment agreements with the Company.

The executive officers of the Company as of December 31, 2007 were as follows:

Name	Age	Position
Joseph Uva	51	Chief Executive Officer
Andrew W. Hobson	46	Senior Executive Vice President, Chief Strategic Officer, and Chief Financial Officer
C. Douglas Kranwinkle	67	Executive Vice President and General Counsel
Ray Rodriguez	56	President and Chief Operating Officer
Peter H. Lori	42	Senior Vice President and Chief Accounting Officer

Mr. Uva has been Chief Executive Officer of the Company since April 2007. From January 2002 through March 2007, he was President and Chief Executive Officer of OMD Worldwide, a media buying and planning agency. From June 1996 until December 2001, Mr. Uva was President of Entertainment Sales for Turner Broadcasting Sales, Inc. where he oversaw and directed advertising sales for Turner Entertainment.

Mr. Hobson has been Senior Executive Vice President and Chief Strategic Officer since July 2004. In June 2005, Mr. Hobson was named to the additional position of Chief Financial Officer. Mr. Hobson was Executive Vice President of the Company from January 2001 through July 2004. From 1994 to 2000, Mr. Hobson was an Executive Vice President of Univision Network. Mr. Hobson served as a Principal at Chartwell Partners LLC from 1990 to 1994.

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

Mr. Lori has been Senior Vice President and Chief Accounting Officer since April 2005. From June 2002 through March 2005, Mr. Lori was a partner of KPMG LLP.

Directors

On March 29, 2007, Broadcasting Media Partners, Inc. (“Broadcasting Media” formerly known as Umbrella Holdings, LLC), completed its acquisition of the Company pursuant to the terms of that certain agreement and plan of merger, dated as of June 26, 2006, by and among the Company, Broadcasting Media and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), an indirect subsidiary of Broadcasting Media. Umbrella Acquisition and Broadcasting Media were formed by an investor group that includes affiliates of Madison Dearborn Partners, Providence Equity Partners, Saban Capital Group, Texas Pacific Group, and Thomas H. Lee Partners (the

“Sponsors”). As a result of the merger, all of the Company’s issued and outstanding securities is held by Broadcast Media Partners Holdings, Inc. (“Broadcast Holdings”), all of the issued and outstanding common stock of Broadcast Holdings is owned by Broadcasting Media, and all of the issued and outstanding preferred stock of Broadcast Holdings is held by the funds affiliated with the Sponsors, co-investors and certain members of management. These stockholders, Broadcasting Media, Broadcast Holdings and Umbrella Acquisition entered into stockholders’ agreements, dated as of March 29, 2007, pursuant to which the Company became a party by operation of law in connection with the closing of the merger. Pursuant to the stockholders’ agreements and other governing documents, the funds affiliated with each Sponsor have the right to nominate a designated number of directors to the Company’s Board of Directors subject to continuing to hold certain threshold equity amounts. All of the directors, except Mr. Cisneros and Ms. Estefan are not independent because of their affiliation with the Sponsors which each hold more than a 5% equity interest in Univision’s parent companies, Broadcasting Media and Broadcast Holdings.

Zaid F. Alsikafi

Director since April 2007

Mr. Alsikafi, age 32, is Vice President of Madison Dearborn Partners, LLC. From 2001 to 2003, Mr. Alsikafi attended Harvard Business School. Prior to joining MDP, Mr. Alsikafi was with Goldman, Sachs & Co. in the financial institutions group and with MDP as an associate for two years. Mr. Alsikafi is currently a director of Forest Products Holding, LLC (d.b.a. Boise Cascade), UPC Wind Partners LLC and US Power Generating Company. Mr. Alsikafi received a B.S. from The Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School.

David Bonderman

Director since April 2007

Mr. Bonderman, age 65, is a Founding Partner of Texas Pacific Group. TPG invests primarily in restructurings, recapitalizations and buyouts in the United States, Canada, Europe and Asia. Prior to forming TPG in 1992, Mr. Bonderman was Chief Operating Officer of the Robert M. Bass Group, Inc. (now doing business as Keystone, Inc.) in Fort Worth, Texas. Prior to joining Robert M. Bass Group in 1983, Mr. Bonderman was a partner in the law firm of Arnold & Porter in Washington, D.C., where he specialized in corporate, securities, bankruptcy and antitrust litigation. From 1969 to 1970, Mr. Bonderman was a Fellow in Foreign and Comparative Law in conjunction with Harvard University and from 1968 to 1969, he was Special Assistant to the U.S. Attorney General in the Civil Rights Division. From 1967 to 1968, Mr. Bonderman was Assistant Professor at Tulane University School of Law in New Orleans. Mr. Bonderman is currently a director of the following public companies: Burger King Holdings, Inc.; Co Star Group, Inc., Gemalto N.V.; and Ryanair Holdings, plc, of which he is Chairman. He also serves on the boards of the Wilderness Society, the Grand Canyon Trust, the World Wildlife Fund, the University of Washington Foundation and the American Himalayan Foundation. Mr. Bonderman received a B.A. from the University of Washington, and a J.D from Harvard Law School.

Adam Chesnoff

Director since March 2007

Mr. Chesnoff, age 43, is the President and Chief Operating Officer of Saban Capital Group, Inc. Prior to becoming Chief Operating Officer of Saban Capital Group in 2002, Mr. Chesnoff spent five years at Fox Family Worldwide, where he oversaw business development across all global divisions, including television channels, programming, production, international distribution and merchandising. From 1994 to 1995, Mr. Chesnoff worked in the Business Affairs and Corporate Development groups at Sony Pictures Entertainment and Columbia Pictures, where he focused on strategic planning, financial analysis, deal structuring and new business development in Motion Picture and Television divisions. Mr. Chesnoff is currently a director of Bezeq, the Israel

Telecommunications Company, German Media Partners, Far East Innovative Investments BV, and Saban Capital Group, Inc. Mr. Chesnoff previously served as a director of ProSiebenSat.1 Media AG. Mr. Chesnoff received a B.A. in Economics and Management from Tel Aviv University’s Recanati School of Business Administration, and an M.B.A. from UCLA’s Anderson School of Business.

Henry G. Cisneros

Director since June 2007

Mr. Cisneros, age 60, is the founder and Chairman of CityView America, a joint venture to build affordable homes in metropolitan areas. From 2000 to 2005, he was founder and Chairman of American CityVista, a joint venture with KB Home. From January 1997 to August 2000, he was President, Chief Operating Officer and a director of Univision. From 1993 to 1997, he served as Secretary of Housing and Urban Development under President Clinton. He also served as Mayor of the City of San Antonio, Texas, from 1981 to 1989. Mr. Cisneros previously served as a director of KB Home, Countrywide Financial Corporation and Live Nation. He is currently also a director of CityView America, New America Alliance and the San Antonio Hispanic Chamber of Commerce. He is also a member of the board of trustees of The Enterprise Foundation and an honorary life director of the National Civic League. Mr. Cisneros received a B.A. and an M.A. in Urban and Regional Planning from Texas A&M University, an M.P.A. from the John F. Kennedy School of Government at Harvard University and a Doctor in Public Administration from George Washington University.

Michael P. Cole

Director since April 2007

Mr. Cole, age 35, is a Managing Director of Madison Dearborn Partners, LLC. Prior to joining MDP, Mr. Cole was with Bear, Stearns & Co. Inc. in the investment banking division. Mr. Cole concentrates on investments in the communications industry and is currently a director of MetroPCS Communications, Inc., Sorenson Communications Inc., The Topps Company, Inc., Chicago Entrepreneurial Center within the Chicagoland Chamber of Commerce, and The Lyric Opera of Chicago. Mr. Cole received an A.B from Harvard College.

Kelvin L. Davis

Director since April 2007

Mr. Davis, age 44, is a Senior Partner of Texas Pacific Group and Head of the North American Buyouts Group, incorporating investments in all non-technology industry sectors. Prior to joining TPG in 2000, Mr. Davis was President and Chief Operating Officer of Colony Capital, Inc., a private international real estate-related investment firm in Los Angeles. Prior to the formation of Colony, Mr. Davis was a principal of RMB Realty, Inc., the real estate investment vehicle of Robert M. Bass Group, Inc. Prior to his affiliation with RMB Realty, Inc., he worked at Goldman, Sachs & Co. in New York City and with Trammell Crow Company in Dallas and Los Angeles. Mr. Davis is the Chairman of the board of Kraton Polymers LLC, and is currently a director of Metro-Goldwyn-Mayer, Inc., Altivity Packaging LLC, Aleris International Inc. and Harrah’s Entertainment Inc. He is also a director of Los Angeles Team Mentoring, Inc. (a charitable mentoring organization), the Los Angeles Philharmonic Association and is on the Board of Overseers of the Huntington Library, Art Collections and Botanical Gardens. Mr. Davis received a B.A. (Economics) from Stanford University and an M.B.A. from Harvard University.

Albert J. Dobron

Director since April 2007

Mr. Dobron, age 39, is a Managing Director of Providence Equity Partners Inc. Prior to joining Providence in 1999, Mr. Dobron worked for Morgan Stanley in mergers and acquisitions. Previously, he held positions with the K.A.D. Companies, a private equity investment group, working primarily in an operating role with one of the firm’s portfolio companies. Mr. Dobron is currently a director of Affinity Direct, LLC, Bustos Media, LLC, Hulu, LLC, Newport Television, NexTag, Inc., and Trumper Communications III, LLC and was, during the period of Providence’s investment, a director of ProSiebenSat.1 Media AG and BlueStone Television. Mr. Dobron is also actively involved with Yankees Entertainment and Sports Network Inc. Mr. Dobron received a B.S. from the University of New Hampshire and an M.B.A. from Harvard Business School.

Gloria Estefan

Director since June 2007

Ms. Estefan, age 50, is a world-renowned entertainer, business woman and philanthropist. Ms. Estefan is a five-time Grammy award-winning singer-songwriter, who began her career as lead vocalist for the then exclusively Spanish-language band, Miami Sound Machine in 1975. In 2003, Ms. Estefan was inducted into the Florida Women’s Hall of Fame. In 2004, the City of Hope presented her with the Spirit of Life Award in recognition of her contributions to the Hispanic community and in support of its charitable endeavors, and Miami honored her with the Mayor’s Lifetime Achievement Award. Ms. Estefan is a director of various closely-held corporations beneficially owned by Ms. Estefan and her husband, including Estefan Enterprises, Inc., Estefan Film and Television Productions, Inc. and Estefan Music Publishing, Inc. Ms. Estefan received a degree in communications and psychology (with a minor in French) from the University of Miami and an honorary Doctoral degree in Music from the University of Miami.

Mark J. Masiello

Director since March 2007

Mr. Masiello, age 50, is a Managing Director of Providence Equity Partners, Inc. Prior to the founding of Providence in 1990, Mr. Masiello was an Associate with Narragansett Capital, which he joined in 1989. He was directly involved in Narragansett Capital’s investments in cable television, broadcast television, radio broadcasting and publishing. Mr. Masiello received a B.A. from Brown University.

Jonathan M. Nelson

Director since April 2007

Mr. Nelson, age 51, is the Chief Executive Officer and founder of Providence Equity Partners, Inc. Prior to founding Providence in 1990, Mr. Nelson was a Managing Director of Narragansett Capital Inc., which he joined in 1983. Mr. Nelson is currently a director of Bresnan Broadband Holdings, LLC, Hulu, LLC, Metro Goldwyn Mayer, Warner Music Group and Yankees Entertainment and Sports Network, Inc. He is also a member of the Sony Corporation Advisory Board. Mr. Nelson has also served as a director of the following public companies: AT&T Canada, Inc., Brooks Fiber Properties, Inc. (now Verizon), Eircom plc, Voice Stream Wireless Corp. (now Deutsche Telekom A.G.), Wellman Inc. and Western Wireless Corporation (now Alltel Corp.), as well as numerous privately-held companies affiliated with Providence Equity Partners Inc. and Narragansett Capital Inc. Mr. Nelson is a trustee of Brown University. Mr. Nelson received a B.A. from Brown University and an M.B.A. from Harvard Business School.

James N. Perry, Jr.

Director since March 2007

Mr. Perry, age 47, is a Managing Director of Madison Dearborn Partners LLC. From January 1993 to January 1999, Mr. Perry was a Vice President of MDP. Prior to co-founding MDP, Mr. Perry was with First Chicago Venture Capital for eight years. Previously, he was with The First National Bank of Chicago. Mr. Perry is currently a director of Asurion Corporation, Cbeyond Communications, Inc, MetroPCS Communications, Inc., Sorenson Communications, Inc., The Topps Company, Inc. and Catholic Relief Services. Mr. Perry received a B.A. from the University of Pennsylvania and an M.B.A. from the University of Chicago.

Karl Peterson

Director since April 2007

Mr. Peterson, age 37, is a partner of Texas Pacific Group. Since joining TPG in 2004, Mr. Peterson has led TPG’s investment activities on travel, leisure, media and entertainment. Prior to 2004, he was president and

Chief Executive Officer of Hotwire Inc. Before his work at Hotwire.com in 2000, Mr. Peterson was a principal of TPG based in San Francisco. Prior to joining TPG, Mr. Peterson was an investment banker in the Mergers & Acquisitions Department and the Leveraged Buyout Group of Goldman, Sachs & Co. from 1992 to 1995. Mr. Peterson is currently a director of Sabre Holdings and Harrah’s Entertainment, Inc. as well as a director of JustGive.org, a charitable contribution Web site. He received a BBA in Finance and Business Administration from the University of Notre Dame.

Haim Saban

Director since April 2007

Mr. Saban, age 64, has served as Chairman and Chief Executive Officer of Saban Capital Group, Inc. since 2001. Mr. Saban is currently a director of German Media Partners, Television Francaise 1, and DirecTV, and other affiliates of the Saban Capital Group. Mr. Saban serves on the Compensation Committee of DirecTV. Mr. Saban previously served as Chairman of the Supervisory Board of ProSiebenSat.1 Media AG, and as Chairman and Chief Executive Officer of Fox Family Worldwide from 1997 to 2001. Mr. Saban is a member of the board of trustees of the Brookings Institution.

Joseph Uva

Director since June 2007

Mr. Uva, age 51, has been Chief Executive Officer of the Company since April 2007. From January 2002 through March 2007, he was President and Chief Executive Officer of OMD Worldwide, a media buying and planning agency. From June 1996 until December 2001, Mr. Uva was President of Entertainment Sales for Turner Broadcasting Sales, Inc. where he oversaw and directed advertising sales for Turner Entertainment.

Board Committees

We have an Audit Committee and a Compensation Committee. Univision is not required to have, and does not have, a majority of independent directors or a Nominating Committee.

Audit Committee

Univision’s Audit Committee currently has four members: Messrs. Alsikafi, Chesnoff, Dobron and Peterson. Mr. Peterson is the Chair of the Audit Committee. The Audit Committee monitors the integrity of Univision’s financial statements, as well as Univision’s compliance with legal and regulatory requirements, engages the independent auditors, reviews with the independent auditors the plans and results of the audit engagement, reviews the independence of the independent auditors and pre-approves and considers the range of all audit and non-audit services. The Board has determined that all of the members of the Audit Committee qualify as an audit committee financial expert under SEC regulations. Messrs. Alsikafi, Chesnoff, Dobron and Peterson are not independent because of their affiliation with Madison Dearborn Partners, Saban Capital Group, Providence Equity Partners, and Texas Pacific Group, respectively, which each hold more than a 5% equity interest in Univision’s parent companies, Broadcasting Media and Broadcast Holdings.

Compensation Committee

Univision’s Compensation Committee currently has five members: Messrs. Chesnoff, Cole, Davis, Masiello and Uva. Mr. Davis is the Chair of the Compensation Committee. The Compensation Committee makes recommendations to the Board concerning compensation of our Named Officers (defined in Item 11. Executive Compensation.

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

Compensation Discussion & Analysis

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to the principal executive and principal financial officers of Univision, and the other three most highly compensated executive officers of Univision, as well as two former executive officers of Univision. These individuals are collectively referred to as the “Named Officers” in this Annual Report on Form 10-K.

Our current executive compensation programs are determined and approved by our Compensation Committee. None of the Named Officers are members of our Compensation Committee or otherwise had any role in determining the compensation of other Named Officers, although the Compensation Committee does consider the recommendations of Mr. Uva in setting compensation levels for our other executive officers. The Compensation Committee did not retain outside compensation consultants for 2007 or formally review or consider external compensation data in setting the compensation levels of the Named Officers.

Executive Compensation Program Objectives and Overview

Univision’s current executive compensation programs are intended to achieve three fundamental objectives: (1) attract and retain qualified executives; (2) motivate performance to achieve specific strategic and operating objectives of Univision; and (3) align executives’ interests with the long-term interests of Univision’s stockholders. As described in more detail below, the material elements of our current executive compensation program for Named Officers include a base salary, an annual bonus opportunity, perquisites, long-term equity incentive opportunities, retirement benefits and severance protection for certain actual or constructive terminations of the Named Officers’ employment.

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

Our annual bonus opportunity is primarily intended to motivate Named Officers’ performance to achieve specific strategies and operating objectives, although we also believe it helps us attract and retain executives. Our equity-based compensation is primarily intended to align Named Officers’ long-term interests with the long-term interests of Broadcasting Media and its stakeholders, although we also believe they help motivate performance and help us attract and retain executives. These are the elements of our current executive compensation program that are designed to reward performance, and therefore the value of these benefits is dependent on performance. Each Named Officer’s annual bonus opportunity is paid out on an annual short-term basis and is designed to reward performance for that period. Equity-based compensation is generally paid out or earned on a longer-term basis and is designed to reward performance over several years.

Current Executive Compensation Program Elements

Base Salaries

On March 29, 2007, Messrs. Uva, Hobson, Kranwinkle and Rodriguez entered into employment agreements with our parent, Broadcasting Media that provide minimum base salary levels for each of these executives. These base salary levels are reviewed annually by our Compensation Committee and may be increased (but not decreased) from the level then in effect. Mr. Lori has an employment agreement with Univision Management Company, one of our subsidiaries. The base salary that was paid to each Named Officer in 2007 is the amount reported for such officer in Column (c) of the Summary Compensation Table below.

Annual Bonuses

Under his employment agreement, Mr. Uva is eligible to receive an annual bonus based on our achievement of performance goals established by the Compensation Committee for the applicable fiscal year. His annual target bonus each year is 150% of his base salary for that year. For 2007, the Compensation Committee evaluated the Company’s overall performance during the nine-month period Mr. Uva served as chief executive officer and determined that it would be appropriate to award Mr. Uva a bonus at substantially above the target level. For more information on Mr. Uva’s 2007 bonus, please see “Description of Employment Agreements—Base Salary, Bonuses and Benefits” below.

In the case of Messrs. Hobson and Rodriguez, their respective employment agreements provide that the executive is eligible to receive an annual bonus based on our earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) for the applicable fiscal year as compared to preestablished performance targets for that year. In each case, the executive’s target bonus is 100% of his base salary for the applicable fiscal year, with a maximum bonus of 200% of his base salary for that year.

In the case of Messrs. Kranwinkle and Lori, our Compensation Committee has discretion to determine the executive’s bonus level each fiscal year based on its evaluation of the performance of the Company and the executive for that year. In setting Mr. Kranwinkle’s bonus for 2007, the Compensation Committee considered the recommendations of Mr. Uva and took into account Mr. Kranwinkle’s contributions with respect to the Televisa litigation and the handling of certain matters related to changes in senior personnel. In setting Mr. Lori’s bonus for 2007, the Compensation Committee considered the recommendations of Mr. Hobson in its evaluation of Mr. Lori’s individual performance during the year.

The bonuses for 2007 for the Named Officers are reported in column (d) or column (g), as applicable, of the Summary Compensation Table below.

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

The perquisites and personal benefits paid to each Named Officer in 2007 are reported in Column (i) of the Summary Compensation Table below, and are further described in the footnotes to the Summary Compensation Table.

Equity-Based Compensation

Univision’s policy is that the Named Officers’ long-term compensation should be directly linked to the creation of value for stockholders. Accordingly, the Compensation Committee may, from time to time, approve the grant of equity-based awards to our Named Officers and our other executives. The Compensation Committee believes that equity-based awards play an important role in creating incentives for our executives to maximize Company performance and aligning the interests of our executives with those of our owners. Because Univision is a wholly owned subsidiary of Broadcasting Media, the Compensation Committee considers it appropriate that these awards cover equity securities of Broadcasting Media and Broadcast Holdings. These awards consist of either outright grants of stock or stock units that are payable in the future in shares of stock and are generally subject to time-based or performance-based vesting requirements. Time-based awards function as a retention incentive, while performance-based awards encourage executives to maximize Company performance and create value for our equity owners.

Pursuant to their employment agreements, Messrs. Uva, Hobson, Kranwinkle and Rodriguez were each granted equity awards during 2007. The material terms of these award grants are reported in the Grants of Plan-Based Awards Table below and the accompanying narrative.

Retirement Benefits and Deferred Compensation Opportunities

Deferred compensation is a tax-advantaged means of providing the Named Officers with additional compensation that supplements their base salaries and bonus opportunities. Mr. Rodriguez began participating in our Univision Key Senior Management Deferred Compensation Plan in 1992; however, he has not received any credits under the terms of the plan since 1994. No other Named Officer participated in the Univision Key Senior Management Deferred Compensation Plan.

Please see the “Non-Qualified Deferred Compensation” table and related narrative section “Non-Qualified Deferred Compensation Plans” below for a description of Univision’s deferred compensation plans and the benefits thereunder.

Severance and Other Benefits Upon Termination of Employment

We believe that severance protections can play a valuable role in attracting and retaining key executive officers. Accordingly, we provide such protections for certain of our Named Officers under their respective employment agreements. The Compensation Committee evaluates the level of severance benefits to provide an executive on a case-by-case basis, and in general, we consider these severance protections an important part of an executive’s compensation.

As described in more detail under “Potential Payments Upon Termination or Change in Control” below, under their employment agreements, Messrs. Uva, Hobson and Rodriguez would be entitled to severance benefits in the event of a termination of employment by Univision without cause, a termination by the executive for good reason, or in the event the employment agreement is not renewed by Univision on the expiration of the term of the agreement. We have determined that it is appropriate to provide these executives with severance benefits in the event of a termination of the executive’s employment under these circumstances in light of their positions within Univision and as part of their overall compensation package.

Please see the “Potential Payments Upon Termination or Change in Control” section below for a description of the potential payments that may be made to the Named Officers in connection with a termination of their employment and/or a change in control. As noted in the footnotes to the Summary Compensation Table” below, certain Named Officers also received payments in connection with the Merger in consideration for the termination of their participation in the Company’s Change in Control Retention Bonus Plan and/or Change in Control Severance Plan.

Compensation Committee’s Report on Executive Compensation (1)

Univision’s Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the non-employee directors named at the end of this report.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11. Based upon this review and our discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Compensation Committee of the Board of Directors

Kelvin Davis (Chair)

Adam Chesnoff

Michael Cole

Mark Masiello

Joseph Uva

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

Compensation Committee’s Interlocks and Insider Participation

The Compensation Committee members whose names appear above comprised the committee members as of December 31, 2007. Prior to March 29, 2007, Alan F. Horn and Harold Gaba served as members of the Compensation Committee. Other than Mr. Uva, our Chief Executive Officer, no Director who served as a member of the Compensation Committee at any time during 2007 is or has been a Named Officer of the Company. Messrs. Chesnoff, Cole, Davis and Masiello are affiliated with each of Saban Capital Group, Madison Dearborn Partners, Texas Pacific Group and Providence Equity Partners, respectively, and funds affiliated with these Sponsors have a management agreement with the Company and Broadcasting Media. The Company also does business with other companies in an amount exceeding $120,000 in which Texas Pacific Group and Madison Dearborn Partners each own a more than 10% equity interest. See “Item 13, Certain Relationships and Related Transactions, and Director Independence”. Other than Messrs. Chesnoff, Cole, Davis and Masiello, no Director who served as a member of the Compensation Committee at any time during 2007 had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s Named Officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the Named Officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2007.

Summary Compensation Table—Fiscal 2007

The following table presents information regarding compensation of each of our Named Officers for services rendered during fiscal 2007.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)(4)(5)(6)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)		(i)	(j)
Joseph Uva (3) Chief Executive Officer	2007	862,500	1,300,000	1,494,490	—	1,350,000	—		—	5,006,990
Andrew W. Hobson Senior Executive Vice President, Chief Financial Officer and Chief Strategic Officer	2007 2006	935,000 850,000	— 1,575,800	6,881,443 170,208	1,214,123 386,810	935,000 —	— —		9,151,665 29,924	19,117,231 3,012,742
Ray Rodriguez President and Chief Operating Officer	2007 2006	1,100,000 1,000,000	— 1,853,800	7,542,413 322,860	1,214,123 386,810	1,100,000 —	4,310 1,398	(7)	10,199,786 52,325	21,160,632 3,617,193
C. Douglas Kranwinkle Executive Vice President and General Counsel	2007 2006	770,000 700,000	1,100,000 1,297,700	2,212,588 127,465	958,586 290,180	— —	— —		7,600,713 45,618	12,641,887 2,460,963
Peter H. Lori Senior Vice President and Chief Accounting Officer	2007 2006	400,000 400,000	270,000 300,000	221,850 46,559	301,971 95,759	— —	— —		1,729,901 3,600	2,923,722 845,918
A. Jerrold Perenchio (8) Former Chairman of the Board and Chief Executive Officer	2007 2006	None None	None None	None None	None None	None None	None None		None None	None None
Robert V. Cahill (9) Former Vice Chairman and Corporate Secretary	2007 2006	206,250 750,000	— 1,390,400	2,212,588 127,465	910,820 290,180	— —	— —		8,068,155 5,280	11,397,813 2,563,325

(1)	The methodology for determining each Named Officer’s bonus for 2007 is described in the “Compensation Discussion and Analysis” above.
(2)	The amounts reported in columns (e) and (f) of the table above reflect the aggregate dollar amounts recognized for stock awards and option awards, respectively, for financial statement reporting purposes with respect to fiscal 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). No stock awards or option awards granted to Named Officers were forfeited during fiscal 2007. For a discussion of the assumptions and methodologies used to value the awards reported in Column (e) and Column (f), please see the discussion of stock awards and option awards contained in Note 13 (Performance Award and Incentive Plans) to the Company’s Consolidated Financial Statements, included in this Annual Report on Form 10-K. For information about the stock awards and option awards granted to the Named Officers for fiscal 2007, please see the discussion under “Grants of Plan-Based Awards” below.
(3)	Mr. Uva was appointed the Company’s Chief Executive Officer effective April 2, 2007.
(4)	The amounts reported in column (i) of the table above include matching contributions by the Company under the 401(k) Plan for 2007 in the amount of $6,750 for each of Messrs. Hobson, Kranwinkle, Rodriguez and Lori. These amounts also include the Company’s payment of annual life insurance premiums for Messrs. Hobson, Kranwinkle and Rodriguez under the Company’s executive life insurance program. For 2007, the Company paid annual term life insurance premiums of $19,311 for Mr. Kranwinkle and $27,379 for Mr. Rodriguez and annual variable life insurance premiums for Mr. Hobson in the amount of $9,730. The amounts in this column also include the Company’s payment of annual premiums for long-term disability insurance coverage in the following amounts: $6,134 for Mr. Hobson, $10,227 for Mr. Kranwinkle, and $5,508 for Mr. Rodriguez.
(5)	The amounts reported in this column for 2007 also include auto related expenses paid by the Company in the amounts of $1,335 for Mr. Cahill, $7,785 for Mr. Kranwinkle, $8,235 for Mr. Hobson and $7,200 for Mr. Rodriguez; a housing allowance paid by the Company to Mr. Kranwinkle in the amount of $58,064, and annual club dues paid by the Company for Mr. Rodriguez in the amount of $8,830.
(6)	The amounts reported in this column for 2007 also include payments made to certain Named Officers in connection with the change in control of Univision. These payments were made in consideration for the termination of the executive’s participation in the Company’s Change in Control Retention Bonus Plan and/or Change in Control Severance Plan in the amounts of $9,120,816 for Mr. Hobson, $7,498,576 for Mr. Kranwinkle, $10,144,119 for Mr. Rodriguez, $7,916,817 for Mr. Cahill and $1,723,151 for Mr. Lori.

(7)	This amount represents deferred compensation interest income earned by Mr. Rodriguez under the Univision Key Senior Management Deferred Compensation Plan for 2007 that is above market rates as determined under the SEC’s proxy rules. Refer to Footnote (1) of the “Nonqualified Deferred Compensation” table that appears later in this Item 11.
(8)	Mr. Perenchio resigned as the Company’s Chief Executive Officer effective March 29, 2007. Prior to his resignation, Mr. Perenchio had not been compensated for his services as an employee of Univision since 1997.
(9)	Mr. Cahill resigned as the Company’s Vice Chairman and Corporate Secretary effective March 29, 2007. The amount reported in the “All Other Compensation” column includes consulting fees paid to Mr. Cahill for 2007 in the amount of $150,003. The terms of Mr. Cahill’s consulting arrangement with the Company are described below.

Compensation of Named Officers

The Summary Compensation Table should be read in connection with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table, and the description of the material terms of the restricted stock awards and restricted stock units granted in 2007 that follows it, provides information regarding the long-term equity incentives awarded to Named Officers in 2007 that are reported in the Summary Compensation Table. The Outstanding Equity Awards at Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Officers’ potential realizable value and actual value realized with respect to their equity awards.

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

Description of Employment Agreements—Base Salary, Bonuses and Benefits

On March 29, 2007, Broadcasting Media Partners, Inc., the Company’s parent (“Broadcasting Media”), entered into employment agreements with each of Messrs. Uva, Hobson, Rodriguez and Kranwinkle. These employment agreements, including the salary, bonus and perquisites terms of each agreement, are briefly described below. Provisions of these agreements relating to outstanding equity incentive awards and post-termination of employment benefits are discussed below under the applicable sections of this Form 10-K.

Joseph Uva. Mr. Uva’s employment agreement provides for a four-year term, with automatic one-year extensions unless either party provides six months’ notice that the term will not be extended. Mr. Uva’s annual base salary under the agreement is $1,150,000, subject to annual review by the Board of Directors which has discretion to increase (but not decrease) the base salary level then in effect. Mr. Uva is entitled to an annual bonus opportunity based on performance goals established by the Board of Directors. For 2007, Mr. Uva’s target bonus was $1,425,000, and the agreement provides that his bonus for 2007 would not be less than $850,000. After 2007, Mr. Uva’s target bonus will be 150% of his annual base salary. In addition, as described in the footnotes to the “Summary Compensation Table” above, the agreement provides for Mr. Uva to receive certain cash payments to cover his tax obligations incurred in connection with certain equity awards granted under the agreement. The agreement also provides for Mr. Uva to participate in Broadcasting Media’s usual benefit programs for senior executives and to receive certain perquisites as described in the footnotes to the “Summary Compensation Table” above. In the event that Broadcasting Media were to relocate its executive offices from New York to the Los Angeles or Miami metropolitan areas, the agreement provides for Mr. Uva to receive relocation benefits.

Andrew Hobson. Mr. Hobson’s employment agreement provides for a five-year term, with automatic one-year extensions unless either party provides six months’ notice that the term will not be extended. Mr. Hobson’s initial annual base salary under the agreement is $935,000 and will automatically be increased by five percent each year. Mr. Hobson is entitled to an annual bonus opportunity based on Broadcasting Media’s earnings for the applicable fiscal year as described in the “Compensation Discussion and Analysis” above. Mr. Hobson’s target bonus is 100% of his annual base salary, with a maximum bonus of 200% of his annual base salary. In addition, as described in the footnotes to the “Summary Compensation Table” above, the agreement provides for Mr. Hobson to receive certain cash payments in connection with the acquisition of the Company by Broadcasting Media. The agreement also provides for Mr. Hobson to participate in Broadcasting Media’s usual benefit programs for senior executives and to receive certain perquisites as described in the footnotes to the “Summary Compensation Table” above. In connection with Mr. Hobson’s relocation to the New York City metropolitan area at Broadcasting Media’s request, the agreement provides that Broadcasting Media will purchase Mr. Hobson’s home in Los Angeles, California at a price equal to cost (not to exceed $9.6 million) and to reimburse Mr. Hobson’s reasonable relocation costs (including taxes incurred in connection with any such reimbursement).

Ray Rodriguez. Mr. Rodriguez’s employment agreement provides for a five-year term, with automatic one-year extensions unless either party provides six months’ notice that the term will not be extended. Mr. Rodriguez’s initial annual base salary under the agreement is $1,100,000 and will automatically be increased by five percent each year. Mr. Rodriguez is entitled to an annual bonus opportunity based on Broadcasting Media’s earnings for the applicable fiscal year as described in the “Compensation Discussion and Analysis” above. Mr. Rodriguez’s target bonus is 100% of his annual base salary, with a maximum bonus of 200% of his annual base salary. In addition, as described in the footnotes to the “Summary Compensation Table” above, the agreement provides for Mr. Rodriguez to receive certain cash payments in connection with the acquisition of the Company by Broadcasting Media. The agreement also provides for Mr. Rodriguez to participate in Broadcasting Media’s usual benefit programs for senior executives and to receive certain perquisites as described in the footnotes to the “Summary Compensation Table” above.

C. Douglas Kranwinkle. Mr. Kranwinkle’s employment agreement provides for a two-year term, with the expectation that Mr. Kranwinkle would provide services on a full-time basis through July 1, 2007 and transition to a less than full-time basis thereafter. The agreement provides for Mr. Kranwinkle to receive a monthly base salary of $64,200 for full-time services and for that rate to be proportionately adjusted for any month in which he provides less than full-time services. Mr. Kranwinkle is also eligible to receive an annual bonus in an amount to be determined by the Board of Directors in its sole discretion. In addition, as described in the footnotes to the “Summary Compensation Table” above, the agreement provides for Mr. Kranwinkle to receive certain cash payments in connection with the acquisition of the Company by Broadcasting Media (including certain payments in consideration his covenant not to compete with Broadcasting Media for five years after the effective date of the agreement). The agreement also provides for Mr. Kranwinkle to participate in Broadcasting Media’s usual benefit programs for senior executives and to receive certain perquisites as described in the footnotes to the “Summary Compensation Table” above.

Peter Lori. In 2005, Mr. Lori entered into an employment agreement with Univision Management Company, one of our subsidiaries. The term of the agreement has been extended through December 31, 2009 and provides for Mr. Lori to receive an annual base salary of $400,000 for 2006 and 2007 and $500,000 for 2008 and 2009. The agreement also provides for Mr. Lori to receive a discretionary annual bonus and to participate in the benefit programs provided generally to employees of Univision Management Company.

Robert Cahill. Effective March 28, 2007, the Company entered into a consulting agreement with Mr. Cahill to provide substantive advice in all areas of community and government relations. The agreement provides for Mr. Cahill to provide such services commencing April 1, 2007 and continuing through the close of business on March 31, 2008. The agreement provides for Mr. Cahill to receive a fee of $200,000 for his services, which is payable in periodic installments no less frequently than monthly.

Grants of Plan-Based Awards—Fiscal 2007

The following table presents information regarding the equity incentive awards granted to the Named Officers for fiscal 2007. Each of these awards was granted under Broadcasting Media’s 2007 Equity Incentive Plan (the “2007 Plan”). Unless otherwise noted, references in the table to “stock” or “securities” are to Class A Common Stock of Broadcasting Media.

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
			Thres- hold ($)	Target ($)	Maxi- mum ($)	Thres- hold (#)	Target (#)	Maxi- mum (#)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Joseph Uva	N/A		—	1,425,000	—	—	—	—	—	—	—	—
	04/02/07	(2)	—	—	—	—	—	—	33,028	—	—	407,753
	04/02/07	(3)	—	—	—	—	—	—	9,224	—	—	922,400
	04/02/07	(4)	—	—	—	—	—	—	3,670	—	—	3,670,000
Andrew W. Hobson	N/A		—	935,000	1,870,000	—	—	—	—	—	—	—
	03/29/07	(5)	—	—	—	—	—	—	19,817	—	—	244,655
	03/29/07	(3)	—	—	—	—	—	—	5,534	—	—	553,400
	03/29/07	(4)	—	—	—	—	—	—	2,202	—	—	2,202,000
Ray Rodriguez	N/A		—	1,100,000	2,200,000	—	—	—	—	—	—	—
	03/29/07	(5)	—	—	—	—	—	—	23,780	—	—	293,580
	03/29/07	(3)	—	—	—	—	—	—	6,641	—	—	664,100
	03/29/07	(4)	—	—	—	—	—	—	2,642	—	—	2,642,000
C. Douglas Kranwinkle	03/29/07	(6)	—	—	—	—	—	—	—	18,003	12.35	126,021
Peter Lori	12/15/07	(6)	—	—	—	—	8,001	—	—	16,003	13.52	168,028
A. Jerrold Perenchio	—		—	—	—	—	—	—	—	—	—	—
Robert V. Cahill	—		—	—	—	—	—	—	—	—	—	—

(1)	The amounts reported in this column reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in this column, please see footnote (2) to the Summary Compensation Table.
(2)	Restricted Stock Award covering shares of class A-1 voting common stock of Broadcasting Media.
(3)	Restricted Stock Unit Awards covering shares of cumulative preferred stock of Broadcast Holdings.
(4)	Restricted Stock Unit Awards covering shares of class L-1 voting common stock of Broadcasting Media.
(5)	Restricted Stock Unit Award covering shares of class A-1 voting common stock of Broadcasting Media.
(6)	Stock option covering shares of class A-1 voting common stock of Broadcasting Media.

Description of Plan-Based Awards

The material terms of each of the non-equity incentive plan awards reported in the Grants of Plan-Based Awards Table are described in the “Compensation Discussion and Analysis” above.

Each of the equity-based awards reported in the Grants of Plan-Based Awards Table was granted under, and is subject to, the terms of the 2007 Plan. The 2007 Plan is administered by the Board of Directors of Broadcasting Media. The board has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Officer upon his death. Under the terms of the 2007 Plan, if there is a change in control of Broadcasting Media, the Broadcasting Media board may provide for the acceleration of vesting of outstanding awards granted under the plan (including awards granted to the Named Executive Officers) and the assumption or cancellation of such awards upon the occurrence of the transaction.

Pursuant to the 2007 Plan, Broadcasting Media may grant awards of restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, options, and other stock-based awards. The types of stock that may be issued under these awards pursuant to the 2007 Plan are class A-1 voting and class A-2 non-voting common shares of Broadcasting Media, class L-1 voting and class L-2 non-voting common shares of Broadcasting Media, and 8.64% cumulative preferred stock of Broadcast Media Partners Holdings, Inc.

Restricted Stock

On April 2, 2007, Mr. Uva received a grant of 33,028 shares of restricted stock. The restricted shares are scheduled to vest in three installments over a period of two-and-one-half years. This grant will become fully vested upon a change in control event or a termination of Mr. Uva’s employment by Broadcasting Media without cause, by Mr. Uva for good reason or due to Mr. Uva’s death or disability. If Mr. Uva’s employment terminates for any other reason, any unvested shares are forfeited.

Prior to the time the shares become vested, Mr. Uva generally does not have the right to dispose of the restricted shares, but does have the right to vote and receive dividends (if any) paid by Broadcasting Media in respect to the restricted shares. The restricted shares, whether vested or unvested, are subject upon certain transactions to tag-along rights in favor of Mr. Uva and drag-along rights in favor of Broadcasting Media. If Mr. Uva’s employment terminates for any reason other than a termination by Broadcast Media for cause, Broadcast Media has a right to repurchase any vested shares at their then fair market value. If Mr. Uva’s employment is terminated by Broadcasting Media without cause or if Mr. Uva terminates employment for good reason prior to the second anniversary of the grant date, he has a right to require Broadcasting Media to repurchase the shares at their then fair market value.

Restricted Stock Units

Awards of restricted stock units granted to the Named Officers during 2007 are scheduled to vest in three installments over a period of two and one-half years following the grant date, provided that the executive continues to be employed with Broadcasting Media through the vesting date. Restricted stock units are settled upon vesting in shares of the class of stock underlying the units. All unvested restricted stock units will accelerate and vest upon a termination of the Named Officer’s employment by Broadcasting Media without cause, by the executive for good reason, or due to the executive’s death or disability. Except as provided above, the restricted stock units are cancelled without payment upon a termination of the Named Officer’s service, and the executive forfeits any rights with respect to the restricted stock units.

Prior to the time the units become vested, the Named Officer generally does not have the right to dispose of the restricted stock units, but does have the right to receive dividend equivalents (if any) paid by Broadcasting

Media in respect of the shares underlying the restricted stock units (these dividend equivalents will accumulate and be paid when and if the restricted stock units ultimately vest). If a Named Officer’s employment terminates for any reason, Broadcasting Media has a right to repurchase any shares issued in settlement of the restricted stock units at their then fair market value. Additionally, the shares issued in settlement of the restricted stock units are subject upon certain transactions to tag-along rights in favor of the Named Officer and drag-along rights in favor of Broadcast Media. Upon a termination of his employment by Broadcasting Media without cause or by Mr. Uva for good reason prior to the second anniversary of the grant date, Mr. Uva has a right to require Broadcasting Media to repurchase any shares issued in settlement of his restricted stock units at their then fair market value. The repurchase rights described above would generally terminate upon a public offering of the securities of Broadcasting Media.

Stock Options

Options granted to Named Officers during 2007 have a per-share exercise price equal to the per-share fair market value of the underlying securities on the grant date. The option granted to Mr. Kranwinkle is subject to a two-year vesting schedule, with 50% of the option vesting on each of the first two anniversaries of the grant date. The option granted to Mr. Lori is scheduled to vest in annual installments on each of the first five anniversaries of the vesting commencement date of April 1, 2007, with one-third of the option also being subject to additional vesting requirements based on the internal rates of return for the Sponsors and co-investors on their investments in Broadcasting Media. In each case, the executive generally must continue to be employed with us through the applicable vesting date. However, each of these options may automatically become fully or partially vested if the Named Officer’s employment is terminated by Broadcasting Media without cause or due to the Named Officer’s death or disability (or, in the case of Mr. Lori, a termination by the executive for good reason). Once vested, each option will generally remain exercisable until its normal expiration date. Each of the options granted to our Named Officers in 2007 has a term of ten years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the Named Officer’s employment.

Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Officer’s employment. The Named Officer will generally have 90 days to exercise the vested portion of the option following a termination of employment. This period is extended to twelve months if the termination is a result of the Named Officer’s death or disability. If the Named Officer is terminated by us for cause (or, in the case of Mr. Lori, if he voluntarily resigns other than for good reason prior to April 1, 2010), the option (whether or not vested) will immediately terminate. The options granted to Named Officers during 2007 do not include any dividend rights.

Outstanding Equity Awards At Fiscal 2007 Year-End

The following table presents information regarding the outstanding equity awards held by each of the Named Officers as of December 31, 2007, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
(a)	(b)	(c)		(e)	(f)	(g)		(h)	(i)	(j)
Joseph Uva	—	—		—	—	33,028	(2)	396,997	—	—
	—	—		—	—	9,224	(2)	940,848	—	—
	—	—		—	—	3,670	(2)	3,802,120	—	—
Andrew W. Hobson	—	—		—	—	19,817	(3)	238,200	—	—
	—	—		—	—	5,534	(3)	564,468	—	—
	—	—		—	—	2,202	(3)	2,281,272	—	—
Ray Rodriguez	—	—		—	—	23,780	(3)	285,836	—	—
	—	—		—	—	6,641	(3)	677,382	—	—
	—	—		—	—	2,642	(3)	2,737,112	—	—
C. Douglas Kranwinkle	—	18,003	(4)	12.35	3/29/17	—		—	—	—
Peter Lori	—	24,004	(5)	13.52	12/15/17	—		—	—	—
A. Jerrold Perenchio	—	—		—	—	—		—	—	—
Robert V. Cahill	—	—		—	—	—		—	—	—

(1)	The dollar amounts shown in these columns are determined by multiplying the number of unvested shares or units subject to the award by the fair market value of the underlying securities on December 31, 2007.
(2)	The unvested portions of these awards are scheduled to vest in three installments on April 2, 2008, April 2, 2009 and October 2, 2009.
(3)	The unvested portions of these awards are scheduled to vest in three installments on March 29, 2008, March 29, 2009 and September 29, 2009.
(4)	The unvested portion of this award is scheduled to vest in two installments on March 29, 2008 and March 29, 2009.
(5)	The unvested portion of this award is scheduled to vest in five installments on April 1, 2008, April 1, 2009, April 1, 2010, April 1, 2011 and April 1, 2012. A portion of this award is also subject to performance-based vesting requirements as described above.

Option Exercises and Stock Vested—Fiscal 2007

The following table presents information regarding the exercise of stock options by the Named Officers during fiscal 2007, and on the vesting during fiscal 2007 of other stock awards previously granted to the Named Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
(a)	(b)	(c)	(d)	(e)
Joseph Uva	—	—	—	—
Andrew W. Hobson	808,300	3,128,178	172,300	6,245,875
Ray Rodriguez	818,300	2,435,678	192,300	6,970,875
C. Douglas Kranwinkle	370,000	703,500	66,700	2,417,875
Peter Lori	33,000	153,780	8,238	298,609
A. Jerrold Perenchio	—	—	—	—
Robert V. Cahill	680,000	2,189,300	66,700	2,417,875

(1)	The dollar amounts shown in column (c) above for option awards are determined by multiplying (i) the number of shares of our common stock to which the exercise of the option related, by (ii) the difference between the per-share closing price of our common stock on the date of exercise and the exercise price of the options. The dollar amounts shown in column (e) above for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of our common stock on the vesting date.

Nonqualified Deferred Compensation Plans

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

Nonqualified Deferred Compensation—Fiscal 2007

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Joseph Uva	—	—	—	—	—
Andrew W. Hobson	—	—	—	—	—
Ray Rodriguez(1)	—	—	80,815	—	1,427,733
C. Douglas Kranwinkle	—	—	—	—	—
Peter Lori	—	—	—	—	—
A. Jerrold Perenchio	—	—	—	—	—
Robert V. Cahill	—	—	—	—	—

(1)	Only the portion of earnings on deferred compensation that is considered to be at above-market rates under the SEC’s proxy rules, $4,310, is included as compensation for Mr. Rodriguez in the Summary Compensation Table above.

Potential Payments Upon Termination Or Change In Control

The following section describes the benefits that may become payable to the Named Officers in connection with a termination of their employment with the Company and/or a change in control of Broadcasting Media pursuant to the terms of their respective employment agreements. In addition to the benefits described below, outstanding equity-based awards held by our Named Officers may also be subject to accelerated vesting in connection with a change in control of Broadcasting Media and/or certain terminations of their employment as described under “Grants of Plan-Based Awards” above. In the event that the stock of Broadcasting Media were to be publicly traded and the benefits payable to Messrs. Uva, Hobson or Rodriguez in connection with a change in control would be subject to the excise tax imposed under Section 280G of the U.S. Internal Revenue Code of 1986, Broadcasting Media would make an additional payment to the executive so that the net amount of such payment (after taxes) the executive receives is sufficient to pay the excise tax due. Mr. Uva also has a right to require Broadcasting Media to repurchase, at their then fair market value, certain shares he previously purchased from Broadcasting Media upon a termination of employment by Broadcasting Media without cause or by Mr. Uva for good reason prior to the second anniversary of the date the shares were acquired.

Joseph Uva. In the event Mr. Uva’s employment is terminated during the employment term either by the Company without cause or by Mr. Uva for good reason (as those terms are defined in the employment agreement), or if the term of Mr. Uva’s employment agreement is not renewed by the Company, Mr. Uva will be entitled to severance pay equal to (i) if the termination occurs within the first two years of the term of the agreement, one times his base salary, or (ii) if the termination occurs more than two years after the effective date of the agreement, two times the sum of his base salary and his annual bonus for the year preceding the year in which the termination occurs. Mr. Uva will also generally be entitled to a prorated bonus for the year in which the termination occurs and continued medical and term life insurance coverage for Mr. Uva and his family members by the Company for two years after the termination. In addition, in the event Mr. Uva’s employment is terminated during the employment term due to his death or disability (as defined in the employment agreement), he (or his estate) would generally be entitled to a prorated bonus for the year in which the termination occurs and continued medical and term life insurance coverage for Mr. Uva and his family members by the Company for two years after the termination. Finally, if Broadcasting Media were to relocate outside of the New York metropolitan area, and Mr. Uva’s employment were thereafter terminated by the Company without cause or by Mr. Uva for good reason, the Company will relocate him and his family back to the New York metropolitan area and provide a tax gross-up to Mr. Uva for these relocation benefits.

Andrew Hobson. In the event Mr. Hobson’s employment is terminated during the employment term either by the Company without cause or by Mr. Hobson for good reason (as those terms are defined in the employment agreement), or if the term of Mr. Hobson’s employment agreement is not renewed by the Company (prior to his attaining age 65), Mr. Hobson will be entitled to severance pay equal to two times the sum of his base salary and his annual bonus for the year preceding the year in which the termination occurs. For this purpose, Mr. Hobson’s annual bonus will be deemed to be $1,870,000 if the termination occurs during 2007. Mr. Hobson will also generally be entitled to a prorated bonus for the year in which the termination occurs (calculated based on the severance amount determined as described above and prorated based on the period of his employment with the Company during the year). Mr. Hobson will also generally be entitled to continued medical and term life insurance coverage for Mr. Hobson and his family members by the Company for two years after the termination. Finally, Mr. Hobson would be entitled to certain reasonable and customary benefits in connection with relocating his family from New York to Southern California following any such termination.

Ray Rodriguez. In the event Mr. Rodriguez’s employment is terminated during the employment term either by the Company without cause or by Mr. Rodriguez for good reason (as those terms are defined in the employment agreement), or if the term of Mr. Rodriguez’s employment agreement is not renewed by the Company (prior to his attaining age 65), Mr. Rodriguez will be entitled to severance pay equal to two times the sum of his base salary and his annual bonus for the year preceding the year in which the termination occurs. For this purpose, Mr. Rodriguez’s annual bonus will be deemed to be $2,200,000 if the termination occurs during 2007. Mr. Rodriguez will also generally be entitled to a prorated bonus for the year in which the termination occurs (calculated based on the severance amount determined as described above and prorated based on the period of his employment with the Company during the year). Mr. Rodriguez will also generally be entitled to continued medical and term life insurance coverage for Mr. Rodriguez and his family members by the Company for two years after the termination.

C. Douglas Kranwinkle. In the event Mr. Kranwinkle’s employment terminates during the employment term due to his disability, or if his employment agreement terminates on the second anniversary of its effective date, Mr. Kranwinkle will generally be entitled to continued medical insurance coverage for Mr. Kranwinkle and his family members by the Company for one year after the termination.

Quantification of Severance and Change in Control Benefits

As prescribed by the SEC’s disclosure rules, in calculating the amount of any potential payments to the Named Officers under the arrangements described above, we have assumed that the applicable triggering event (i.e., termination of employment and/or change in control of the Company) occurred on December 31, 2007.

Name and Principal Position	Change in Control: Value of Accelerated Equity Compensation (2) ($)	Severance Benefits (1)
		Cash Severance Payment ($)	Continued Health and Life Insurance Benefits ($)	Value of Accelerated Equity Compensation (2)(3) ($)
Joseph Uva	5,139,965	4,800,000	21,000	5,139,965
Andrew W. Hobson	3,083,940	3,740,000	40,460	3,083,940
Ray Rodriguez	3,700,330	4,400,000	75,758	3,700,330
C. Douglas Kranwinkle (4)	—	—	—	—
Peter Lori	—	800,000	—	—

(1)	As noted above, these benefits would generally be payable upon a termination of the Named Officer’s employment by the Company without cause or by the executive for good reason. The executive would be entitled to the full amount of his bonus for fiscal 2007 if he were employed by us through December 31, 2007, so the pro-rata bonus provision in his employment agreement described above would not apply. As described above, Mr. Rodriguez would also be entitled to certain reasonable and customary relocation benefits in the circumstances. The Company does not believe it can reasonably estimate its costs to provide these benefits.
(2)	For restricted stock and restricted stock unit awards, this value is calculated by multiplying the fair market value of the underlying securities as of December 31, 2007 by the number of shares or units subject to the accelerated portion of the award. As discussed above, acceleration of outstanding restricted stock unit awards is permitted, but not required, upon a change in control under the 2007 Plan.
(3)	As described under “Grants of Plan-Based Awards” above, the executive may also be entitled to accelerated vesting of equity awards upon a termination of employment due to his death or disability.
(4)	As noted above, Mr. Kranwinkle would be entitled to continued medical coverage for one year after a termination due to his disability. The Company estimates that if Mr. Kranwinkle’s employment had terminated under these circumstances on December 31, 2007, its cost to provide this benefit would have been $10,080.

Director Compensation—Fiscal 2007

The following table presents information regarding the compensation paid during fiscal 2007 to members of our Board of Directors who are not also our employees (referred to herein as “Non-Employee Directors”). The compensation paid to Mr. Uva, who is also employed by us, and A. Jerrold Perenchio, our former Chief Executive Officer, are presented above in the Summary Compensation Table and the related explanatory tables. Mr. Uva is generally not entitled to receive additional compensation for his service as a director.

Current Directors

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Zaid F. Alsikafi	—	—	—	—	—	—	—
David Bonderman	—	—	—	—	—	—	—
Adam Chesnoff	—	—	—	—	—	—	—
Henry G. Cisneros	75,000	—	892	—	—	—	75,892
Michael P. Cole	—	—	—	—	—	—	—
Kelvin L. Davis	—	—	—	—	—	—	—
Albert J. Dobron	—	—	—	—	—	—	—
Gloria Estefan	75,000	—	892	—	—	—	75,892
Mark J. Masiello	—	—	—	—	—	—	—
Jonathan M. Nelson	—	—	—	—	—	—	—
James N. Perry, Jr.	—	—	—	—	—	—	—
Karl Peterson	—	—	—	—	—	—	—
Haim Saban	—	—	—	—	—	—	—

Former Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Option Awards ($)(1)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Anthony Cassara	—	—	—	—	—	—	—
Gustavo Cisneros	—	—	—	—	—	—	—
Harold Gaba	—	—	—	—	—	—	—
Alan F. Horn	—	—	—	—	—	—	—
Michael O. Johnson	—	—	—	—	—	—	—
A. Jerrold Perenchio	—	—	—	—	—	—	—
John G. Perenchio	—	—	—	—	—	—	—
Alejandro Rivera	—	—	—	—	—	—	—
McHenry T. Tichenor, Jr.	—	—	—	—	—	—	—
David Trujillo	—	—	—	—	—	—	—
Ricardo Maldonado Yanez	—	—	—	—	—	—	—

(1)	The amounts reported in Columns (c) and (d) of the table above reflect the aggregate dollar amounts recognized for stock awards and option awards, respectively, for financial statement reporting purposes with respect to fiscal 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). No stock awards or option awards granted to Non-Employee Directors were forfeited during fiscal 2007. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained in Note 13 (Performance Award and Incentive Plans) to our Consolidated Financial Statements, included as part of our Annual Report for fiscal 2007 filed on Form 10-K and incorporated herein by reference.
(2)	Mr. Cisneros and Ms. Estefan were each granted options to purchase 2,441 shares of Broadcasting Media class A-1 voting common stock during 2007 at an exercise price equal to the fair market value of the underlying shares on the date of grant. Other than these two option grants, none of the current or former Non-Employee Directors held any outstanding options or other equity-based awards as of December 31, 2007, except for the equity interest in BMPI Services LLC (“BMPI”), an affiliate of Broadcasting Media, held by Mr. Saban described below. No charge was recognized by the Company on its 2007 financial statements in connection with this grant.

Non-Employee Director Compensation

Mr. Cisneros and Ms. Estefan each received a $75,000 cash retainer and a stock option grant in 2007 in consideration for their services as members of the Board. None of our other Non-Employee Directors received compensation for their services as directors during 2007, although we do reimburse our Non-Employee Directors for expenses incurred in connection with their Board service (including, in certain cases, reimbursement for use of a private plane in connection with such services).

Consulting Agreement. Broadcasting Media has entered into a consulting agreement with SCG Investments IIB LLC (“SCG”) for the performance of certain consulting services by Haim Saban, the Chairman of our Board of Directors, to Broadcasting Media. Mr. Saban may be assisted by employees of Saban Capital Group. The agreement does not have a specified term and can be terminated by either party for any reason on thirty days’ notice. In consideration for Mr. Saban’s consulting services, the parent of SCG has been granted an equity and profits interest in BMPI Services LLC (“BMPI”), which is managed by Broadcasting Media. The profits interest represents the right to receive a percentage of any gains realized by the sponsors and co-investors on their investments in Broadcasting Media, subject to both time-based and performance-based vesting requirements. In addition, SCG is entitled to reimbursement for reasonable expenses incurred by SCG in connection with Mr. Saban’s services for Broadcasting Media, including his direct operating costs for use of a private plane in connection with his performance of such services, not to exceed $720,000 in any calendar year. SCG is entitled to certain indemnification protections under the agreement.

ITEM 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

As a result of the Merger, all of the Company’s issued and outstanding securities is held by Broadcast Media Partners Holdings, Inc. (“Broadcast Holdings”), all of the issued and outstanding common stock of Broadcast Holdings is owned by Broadcasting Media Partners, Inc. (“Broadcasting Media”), and all of the issued and outstanding preferred stock of Broadcast Holdings is held by the Sponsors, co-investors and certain members of management.

The following table presents information regarding beneficial ownership of the common stock of Broadcasting Media and the preferred stock of Broadcast Holdings as of February 15, 2008 by (1) each person who we know beneficially owns 5% or more of the outstanding shares of any class of Broadcasting Media’s or Broadcast Holdings’ securities, (2) each director and the Named Officers, and (3) all current directors and executive officers as a group. Except as indicated in the footnotes to the table, each person named in the table has sole voting and investment power with respect to all shares of securities shown as beneficially owned by them, subject to community property laws where applicable.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock, and has not pledged any such shares as security.

Name of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)					Percent of Classes (c)
	Class A-1 Common Stock	Class A-2 Common Stock	Class L-1 Common Stock	Class L-2 Common Stock	Preferred Stock	Class A Common Stock	Class L Common Stock	Preferred Stock
Madison Dearborn Funds (1)	4,127,497	1,432,838	458,610	159,204	1,552,888	20.6%	21.2%	21.2%
Providence Equity Funds (2)	3,931,209	1,629,128	436,800	181,015	1,552,889	20.6	21.2	21.2
SCG Investments II, LLC (3)	2,077,244	—	230,805	—	580,131	7.7	7.9	7.9
Texas Pacific Funds (4)	5,510,619	528,630	612,291	58,737	1,686,637	22.4	23.0	23.0
Thomas H. Lee Funds (5)	—	5,560,336	—	617,814	1,552,887	20.6	21.2	21.2
Zaid Alsikafi (1)	—	—	—	—	—	—	—	—
David Bonderman (4)	—	—	—	—	—	—	—	—
Robert V. Cahill (former Vice Chairman and Corporate Secretary)	—	—	—	—	—	—	—	—
Adam Chesnoff (3)	—	—	—	—	—	—	—	—
Henry G. Cisneros	—	—	—	—	—	—	—	—
Michael P. Cole (1)	—	—	—	—	—	—	—	—
Kelvin L. Davis (4)	—	—	—	—	—	—	—	—
Albert J. Dobron (2)	—	—	—	—	—	—	—	—
Gloria Estefan	—	—	—	—	—	—	—	—
Andrew W. Hobson (6)	260,848	—	3,980	—	10,003	*	*	*
C. Douglas Kranwinkle (7)	9,002	—	—	—	—	*	—	—
Peter Lori (8)	3,201	—	—	—	—	*	—	—
Mark J. Masiello (2)	—	—	—	—	—	—	—	—
Jonathan M. Nelson (2)	—	—	—	—	—	—	—	—
A. Jerrold Perenchio (former Chairman of the Board and Chief Executive Officer)	—	—	—	—	—	—	—	—
James N. Perry, Jr. (1)	—	—	—	—	—	—	—	—
Karl Peterson (4)	—	—	—	—	—	—	—	—
Ray Rodriguez (9)	218,362	—	2,593	—	6,516	*	*	*
Haim Saban (3)	—	—	—	—	—	—	—	—
Joseph Uva (10)	246,362	—	1,835	—	4,612	*	*	*
All current directors and executive officers as a group (18 persons)	737,775	—	8,408	—	21,131	2.7	*	*

(a)	Unless otherwise indicated, the address of each executive officer and director is c/o 605 Third Avenue, 12th Floor, New York, NY 10158.
(b)	The Class A-1 and Class L-1 Common Stock of Broadcasting Media and the preferred stock of Broadcast Holdings carry voting rights. Although the Class A-2 and Class L-2 Common Stock of Broadcasting Media do not carry voting rights, they can be converted at any time into the corresponding number of Class A-1 and Class L-1 Common Stock of Broadcasting Media, respectively.
(c)	Based on 26,944,993 Class A shares (including both Class A-1 and Class A-2) of Broadcasting Media, 2,920,207 Class L shares (including both Class L-1 and Class L-2) of Broadcasting Media and 7,339,987 shares of preferred stock of Broadcast Holdings outstanding as of February 15, 2008.
*	Represents less than one percent.
(1)

Includes the following: (i) 1,458,613 Class A-1 shares and 162,068 Class L-1 shares of Broadcasting Media and 407,361 shares of preferred stock of Broadcast Holdings held by Madison Dearborn Capital Partners IV, L.P., and 45,442 Class A-1 shares and 5,047 Class L-1 shares of Broadcasting Media and 12,685 shares of preferred stock of Broadcast Holdings held by Madison Dearborn Capital Partners IV, L.P., through its interest in BMPI Services LLC (“BMPI”), the named owner of these shares, (ii) 303,090 Class A-1 shares and 33,676 Class L-1 shares of Broadcasting Media and 84,647 shares of preferred stock of Broadcast Holdings held by MDCPIV Intermediate (Umbrella) L.P., and 9,438 Class A-1 shares and 1,049 Class L-1 shares of Broadcasting Media and 2,636 shares of preferred stock of Broadcast Holdings held by MDCPIV Intermediate (Umbrella), L.P., through its interest in BMPI, the named owner of these shares, (iii) 1,622,236 Class A-1 shares and 180,248 Class L-1 shares of Broadcasting Media and 453,057 shares of preferred stock of Broadcast Holdings held by Madison Dearborn Capital Partners, V-A, L.P., and 50,517 Class A-1 shares and 5,613 Class L-1 shares of Broadcasting Media and 14,108 shares of preferred stock of Broadcast Holdings held by Madison Dearborn Capital Partners, V-A, L.P., through its interest in BMPI, the named owner of these shares, (iv) 618,908 Class A-1 shares and 68,768 Class L-1 shares of Broadcasting Media and 172,848 shares of preferred stock of Broadcast Holdings held by MDCPV Intermediate (Umbrella), L.P., and 19,273 Class A-1 shares and 2,141 Class L-1 shares of Broadcasting Media and 5,383 shares of preferred stock of Broadcast Holdings held by MDCPV Intermediate (Umbrella), L.P., through its interest in BMPI, the named owner of these shares, (v) 839,033 Class A-2 shares and 93,226 Class L-2 shares of Broadcasting Media and 234,325 shares of preferred stock of Broadcast Holdings held by MDCP Foreign Co-Investors (Umbrella), L.P., and 26,128 Class A-2 shares and 2,903 Class L-2 shares of Broadcasting Media and 7,297 shares of preferred stock of Broadcast Holdings held by MDCP Foreign Co-Investors (Umbrella), L.P., through its interest in BMPI, the named owner of these shares, and (vi) 550,533 Class A-2 shares and 61,170 Class L-2 shares of Broadcasting Media and 153,753 shares of preferred stock of Broadcast Holdings held by MDCP US Co-Investors (Umbrella), L.P., and 17,144 Class A-2 shares and 1,905 Class

L-2 shares of Broadcasting Media and 4,788 shares of preferred stock of Broadcast Holdings held by MDCP US Co-Investors (Umbrella), L.P., through its interest in BMPI, the named owner of these shares, All the entities in this footnote are referred to as the “Madison Dearborn Funds.”

Madison Dearborn Partners IV, L.P. is the general partner of the entities in paragraphs (i) and (ii) above and Madison Dearborn Partners V-A&C, L.P. is the general partner of the entities in paragraphs (iii) to (vi) above. Madison Dearborn Partners, LLC is the general partner of Madison Dearborn Partners IV, L.P. and Madison Dearborn Partners V-A&C, L.P. Messrs. John A. Canning, Jr., Paul J. Finnegan and Samuel M. Mencoff, as principal officers of Madison Dearborn Partners, LLC, may be deemed to possess indirect beneficial ownership of the securities owned by the Madison Dearborn Funds, but disclaim such beneficial ownership, except to the extent of their respective pecuniary interest therein. Messrs. Alsikafi, Cole and Perry, directors of the Company are affiliated with the Madison Dearborn Funds and disclaim any beneficial ownership of any shares beneficially owned by the Madison Dearborn Funds except to the extent of their respective pecuniary interest. The address of the entities listed in this footnote is c/o Madison Dearborn Partners, Three First National Plaza, Suite 3800, Chicago, Illinois, 60602.
(2)	Includes the following: (i) 1,510,977 Class A-1 shares and 167,886 Class L-1 shares of Broadcasting Media and 421,985 shares of preferred stock of Broadcast Holdings held by Providence Equity Partners V (Umbrella US) L.P., and 47,052 Class A-1 shares and 5,228 Class L-1 shares of Broadcasting Media and 13,141 shares of preferred stock of Broadcast Holdings held by Providence Equity Partners V (Umbrella US), L.P., through its interest in BMPI, the named owner of these shares, (ii) 731,191 Class A-1 shares and 81,243 Class L-1 shares of Broadcasting Media and 204,207 shares of preferred stock of Broadcast Holdings held by Providence Investors V (Univision) L.P., and 22,770 Class A-1 shares and 2,530 Class L-1 shares of Broadcasting Media and 6,359 shares of preferred stock of Broadcast Holdings held by Providence Investors V (Univision), L.P., through its interest in BMPI, the named owner of these shares, (iii) 866,723 Class A-1 shares and 96,302 Class L-1 shares of Broadcasting Media and 242,058 shares of preferred stock of Broadcast Holdings held by Providence Equity Partners VI (Umbrella US) L.P., and 26,990 Class A-1 shares and 2,999 Class L-1 shares of Broadcasting Media and 7,538 shares of preferred stock of Broadcast Holdings held by Providence Equity Partners VI (Umbrella US), L.P., through its interest in BMPI, the named owner of these shares, (iv) 703,596 Class A-1 shares and 78,178 Class L-1 shares of Broadcasting Media and 196,500 shares of preferred stock of Broadcast Holdings held by Providence Investors VI (Univision) L.P., and 21,910 Class A-1 shares and 2,434 Class L-1 shares of Broadcasting Media and 6,119 shares of preferred stock of Broadcast Holdings held by Providence Investors VI (Univision), L.P., through its interest in BMPI, the named owner of these shares, (v) 209,003 Class A-2 shares and 23,223 Class L-2 shares of Broadcasting Media and 58,370 shares of preferred stock of Broadcast Holdings held by Providence Co-Investors (Univision US) L.P., and 6,508 Class A-2 shares and 723 Class L-2 shares of Broadcasting Media and 1,818 shares of preferred stock of Broadcast Holdings held by Providence Co-Investors (Univision US), L.P., through its interest in BMPI, the named owner of these shares, and (vi) 1,370,926 Class A-2 shares and 152,326 Class L-2 shares of Broadcasting Media and 382,871 shares of preferred stock of Broadcasting Holdings held by Providence Co-Investors (Univision) L.P., and 42,691 Class A-2 shares and 4,743 Class L-2 shares of Broadcasting Media and 11,923 shares of preferred stock of Broadcast Holdings held by Providence Co-Investors (Univision), L.P., through its interest in BMPI, the named owner of these shares, All the entities in this footnote are referred to as the “Providence Equity Funds.”

Providence Equity Partners V L.L.C. is the general partner of Providence Equity GP V L.P. which is the general partner of Providence Equity Partners V (Umbrella US) L.P. Providence Umbrella GP L.L.C. (“PEP Umbrella GP”) is the general partner of the entities in paragraphs (ii), (v) and (vi) above. Providence Equity Partners VI L.L.C. is the general partner of Providence Equity GP VI L.P. which is the general partner of Providence Equity Partners VI (Umbrella US) L.P. Providence VI Umbrella GP L.L.C. is the general partner of Providence Investors VI (Univision) L.P. PEP Umbrella GP may be deemed to share beneficial ownership of the shares owned by Providence Investors V (Univision) L.P., Providence Co-Investors (Univision US) L.P. and Providence Co-Investors (Univision) L.P. PEP Umbrella GP disclaims this beneficial ownership. Messrs. Glenn M. Creamer, Jonathan M. Nelson and Paul J. Salem are members of each of the limited liability companies referenced above and may be deemed to possess indirect beneficial ownership of the securities owned by the Providence Equity Funds, but disclaims such beneficial ownership, except to the extent of their respective pecuniary interest therein. Messrs. Dobron and Masiello, directors of the Company are affiliated with the Providence Equity Funds and disclaim any beneficial ownership of any shares beneficially owned by the Providence Equity Funds except to the extent of their respective pecuniary interest. The address of the entities listed in this footnote is c/o Providence Equity Partners, Inc., 50 Kennedy Plaza, 11th Floor, Providence, Rhode Island 02903.

(3)	Includes 2,014,511 Class A-1 shares and 223,835 Class L-1 shares of Broadcasting Media and 562,611 shares of preferred stock of Broadcast Holdings held by SCG Investments II, LLC, and 62,733 Class A-1 shares and 6,970 Class L-1 shares of Broadcasting Media and 17,520 shares of preferred stock of Broadcast Holdings held by SCG Investments II, LLC through its interest in BMPI, the named owner of these shares. Haim Saban, a director of the Company, indirectly controls SCG Investments II LLC and may be deemed to possess indirect beneficial ownership of the securities owned by SCG Investments II LLC, but disclaims such beneficial ownership, except to the extent of his pecuniary interest therein. Mr. Chesnoff, a director of the Company, and Chip Morgan are managers of SCG Investment II, and may be deemed to possess indirect beneficial ownership of the securities owned by SCG Investments II, LLC, but disclaim any beneficial ownership of any shares beneficially owned by SCG Investments II, LLC except to the extent of their respective pecuniary interest. The address of SCG Investments II, LLC is c/o Saban Capital Group, 10100 Santa Monica Boulevard, Los Angeles, California 90067.
(4)

Includes the following: (i) 1,248,795 Class A-1 shares and 138,755 Class L-1 shares of Broadcasting Media and 348,762 shares of preferred stock of Broadcast Holdings held by TPG Umbrella IV, L.P., and 38,888 Class A-1 shares and 4,321 Class L-1 shares of Broadcasting Media and 10,861 shares of preferred stock of Broadcast Holdings held by TPG Umbrella IV, L.P., through its interest in BMPI, the named owner of these shares, (ii) 673,064 Class A-1 shares and 74,785 Class L-1 shares of Broadcasting Media and 187,972 shares of preferred stock of Broadcast Holdings held by TPG Umbrella International IV, L.P., and 20,959 Class A-1 shares and 2,329 Class L-1 shares of Broadcasting Media and 5,854 shares of preferred stock of Broadcast Holdings held by TPG Umbrella International

IV, L.P., through its interest in BMPI, the named owner of these shares, (iii) 1,954,797 Class A-1 shares and 217,199 Class L-1 shares of Broadcasting Media and 545,934 shares of preferred stock of Broadcast Holdings held by TPG Media V-AIV1, L.P., and 60,873 Class A-1 shares and 6,764 Class L-1 shares of Broadcasting Media and 17,001 shares of preferred stock of Broadcast Holdings held by TPG Media V-AIV1, L.P., through its interest in BMPI, the named owner of these shares , (iv) 1,467,543 Class A-1 shares and 163,060 Class L-1 shares of Broadcasting Media and 409,855 shares of preferred stock of Broadcast Holdings held by TPG Media V-AIV2, L.P., and 45,700 Class A-1 shares and 5,078 Class L-1 shares of Broadcasting Media and 12,763 shares of preferred stock of Broadcast Holdings held by TPG Media V-AIV2, L.P., through its interest in BMPI, the named owner of these shares , (v) 108,746 Class A-2 shares and 12,083 Class L-2 shares of Broadcasting Media and 30,370 shares of preferred stock of Broadcast Holdings held by TPG Umbrella Co-Investment, L.P., and 3,386 Class A-2 shares and 376 Class L-2 shares of Broadcasting Media and 946 shares of preferred stock of Broadcast Holdings held by TPG Umbrella Co-Investment, L.P., through its interest in BMPI, the named owner of these shares, and (vi) 403,920 Class A-2 shares and 44,880 Class L-2 shares of Broadcasting Media and 112,806 shares of preferred stock of Broadcast Holdings held by TPG Umbrella International Co-Investment, L.P. and 12,578 Class A-2 shares and 1,398 Class L-2 shares of Broadcasting Media and 3,513 shares of preferred stock of Broadcast Holdings held by TPG Umbrella International Co-Investment, L.P., through its interest in BMPI, the named owner of these shares, All the entities in this footnote are referred to as the “Texas Pacific Funds.”

TPG Advisors IV, Inc. is the general partner of the entities in paragraphs (i) and (ii) above and TPG Advisors V, Inc. is the general partner of the entities in paragraphs (iii) to (vi) above. Messrs. David Bonderman, a director of the Company and James Coulter as sole shareholders of both TPG Advisors IV, Inc. and TPG Advisors V, Inc., may be deemed to possess indirect beneficial ownership of the securities owned by the Texas Pacific Funds, but disclaim such beneficial ownership, except to the extent of their respective pecuniary interest therein. Messrs. Davis and Peterson, directors of the Company are affiliated with the Texas Pacific Funds and disclaim any beneficial ownership of any shares beneficially owned by the Texas Pacific Funds except to the extent of their respective pecuniary interest. The address of the entities listed in this footnote is c/o Texas Pacific Group, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
(5)	Includes the following: (i) 1,624,074 Class A-2 shares and 180,453 Class L-2 shares of Broadcasting Media and 453,571 shares of preferred stock of Broadcast Holdings held by Thomas H. Lee Equity Fund VI, L.P., and 50,574 Class A-2 shares and 5,619 Class L-2 shares of Broadcasting Media and 14,124 shares of preferred stock of Broadcast Holdings held by Thomas H. Lee Equity Fund VI, L.P., through its interest in BMPI, the named owner of these shares, (ii) 1,258,714 Class A-2 shares and 139,857 Class L-2 shares of Broadcasting Media and 351,533 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Investors (Univision), L.P., and 39,197 Class A-2 shares and 4,355 Class L-2 shares of Broadcasting Media and 10,947 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Investors (Univision), L.P., through its interest in BMPI, the named owner of these shares, (iii) 574,048 Class A-2 shares and 63,783 Class L-2 shares of Broadcasting Media and 160,320 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Intermediate Investors (Univision US), L.P., and 17,876 Class A-2 shares and 1,986 Class L-2 shares of Broadcasting Media and 4,992 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Intermediate Investors (Univision US), L.P., through its interest in BMPI, the named owner of these shares, (iv) 1,918,854 Class A-2 shares and 213,206 Class L-2 shares of Broadcasting Media and 535,896 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Intermediate Investors (Univision), L.P., and 59,754 Class A-2 shares and 6,639 Class L-2 shares of Broadcasting Media and 16,688 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Intermediate Investors (Univision), through its interest in BMPI, the named owner of these shares, and (v) 16,724 Class A-2 shares and 1,858 Class L-2 shares of Broadcasting Media and 4,671 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Investors (GS), LLC, and 521 Class A-2 shares and 58 Class L-2 shares of Broadcasting Media and 145 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Investors (GS), LLC, through its interest in BMPI, the named owner of these shares. All the entities in this footnote are referred to as the “Thomas H. Lee Funds.”

Thomas H. Lee Advisors, LLC is the general partner of Thomas H. Lee Partners, L.P. which is the sole member of THL Equity Advisors VI, LLC the general partners of the entities in paragraphs (i) to (iv) above. THL Equity Advisors VI, LLC is the manager of THL Equity Fund VI Investors (GS), LLC. The address of the entities listed in this footnote is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, Massachusetts 02110.

(6)	Includes the following: (i) 27,888 shares and 225,033 restricted stock for Class A-1 shares of Broadcasting Media and 7,927 shares underlying restricted stock units, or RSUs, vesting within 60 days of February 15, 2008 for Class A-1 shares of Broadcasting Media; (ii) 3,099 shares and 881 shares underlying RSUs vesting within 60 days of February 15, 2008 for Class L-1 shares of Broadcasting Media; and (iii) 7,789 shares and 2,214 shares underlying RSUs vesting within 60 days of February 15, 2008 for preferred stock of Broadcast Holdings.
(7)	Consists of shares underlying options exercisable within 60 days of February 15, 2008.
(8)	Consists of shares underlying options exercisable within 60 days of February 15, 2008.
(9)	Includes the following: (i) 13,821 shares and 195,029 restricted stock for Class A-1 shares of Broadcasting Media and 9,512 shares underlying RSUs vesting within 60 days of February 15, 2008 for Class A-1 shares of Broadcasting Media; (ii) 1,536 shares and 1,057 shares underlying RSUs vesting within 60 days of February 15, 2008 for Class L-1 shares of Broadcasting Media; and (iii) 3,860 shares and 2,656 shares underlying RSUs vesting within 60 days of February 15, 2008 for preferred stock of Broadcast Holdings.
(10)	Includes the following: (i) 3,303 shares and 243,059 restricted stock for Class A-1 shares of Broadcasting Media; (ii) 367 shares and 1,468 shares underlying RSUs vesting within 60 days of February 15, 2008 for Class L-1 shares of Broadcasting Media; and (iii) 922 shares and 3,690 shares underlying RSUs vesting within 60 days of February 15, 2008 for preferred stock of Broadcast Holdings. 210,031 Class A-1 shares are pledged as security pursuant to a stock pledge agreement dated June 19, 2007 between Mr. Uva and Broadcasting Media.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Review of Related Transactions

Univision’s written Code of Conduct (adopted in 2003) guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors or the Audit Committee. Activities or positions approved in advance by the Audit Committee will not be deemed a conflict of interest under the Code of Conduct. Only the Board of Directors, or the Audit Committee, may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws and rules and regulations.

The following is a brief summary of any transactions since January 1, 2007 in which we and (1) each person who we know beneficially owns 5% or more of the outstanding shares of any class of Broadcasting Media’s or Broadcast Holdings’ securities, (2) each director during the fiscal year ended December 31, 2007 and Named Officer and (3) immediate family members of anyone described in (1) or (2) above. The information set forth below does not purport to be and is not a complete summary of all such agreements and arrangements.

Related Transactions

Sponsor Management Agreement

On March 29, 2007, the Company entered into a management agreement with Broadcasting Media and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for year ended December 31, 2007 was $14.4 million and the out-of-pocket expenses were $1.2 million, which are included in selling, general and administrative expenses on the statement of operations.

Transactions with other related Sponsor-affiliated companies

The Sponsors are private investment firms that have investments in companies that may do business with Univision. No individual Sponsor has a controlling ownership interest in Univision. However, the Sponsors may have a controlling ownership interest or an ownership interest with significant influence with a company that does business with Univision. During the year ended December 31, 2007, the Company made payments in excess of $120,000 to each of the Nielsen Company and Warner Music Group, for an aggregate of $34.9 million. Thomas H. Lee Partners, one of the Sponsors has a more than 10% equity interest in each of these companies. In addition, the Company received revenues in excess of $120,000 from (i) each of the Warner Music Group, Nielsen Company and the Dunkin Brands, for an aggregate of $0.9 million (Thomas H. Lee has a more than 10% equity interest in each of these companies); (ii) each of Burger King Corporation and Direct General Corporation, for an aggregate of $12.4 million (Texas Pacific Group, one of the Sponsors has a more than 10% equity interest in each of these companies); and MetroPCS Communication for a total of $3.9 million (Madison Dearborn Partners, one of the Sponsors has a more than 10% equity interest in MetroPCS).

Loan to Joseph Uva

On June 19, 2007, Broadcasting Media, Univision’s parent and Joseph Uva, the Chief Executive Officer of Broadcasting Media and Univision, entered into a promissory note and stock pledge agreement pursuant to which Broadcasting Media made to Mr. Uva a full recourse loan in an amount equal to $1,985,774, to enable Mr. Uva to purchase 210,031 shares of restricted Class A-1 common shares of Broadcasting Media. Mr. Uva’s payment obligation under the promissory note is secured by the restricted Class A-1 common shares of Broadcasting Media, and Broadcasting Media has a first priority security interest in such shares. The promissory note bears interest at an annual rate of 4.59%. One-third of Mr. Uva’s annual bonus, starting with the annual bonus for Broadcasting Media’s fiscal year commencing January 1, 2008, will be applied to repayment of the promissory note, provided that the promissory note shall not remain outstanding following June 19, 2013. At December 31, 2007, the $1,985,774 promissory note remains outstanding. For the year ended December 31, 2007, Mr. Uva has not paid any of the principal or interest on the promissory note.

Loan to Andrew W. Hobson

On August 27, 2007, Broadcasting Media made a non-interest bearing loan in the principal amount of $3,000,000 to Andrew W. Hobson, Senior Executive Vice President, Chief Strategic Officer and Chief Financial Officer of Univision, in connection with Mr. Hobson’s relocation to Univision’s offices in New York. The loan is evidenced by a promissory note dated August 27, 2007, which was paid by Mr. Hobson on August 31, 2007. The promissory note was payable on the earlier of (i) the date of the completion of the sale of Mr. Hobson’s primary residence in California or (ii) the date on which Mr. Hobson’s employment with Broadcasting Media has been terminated for any reason. The promissory note also provided that at any time while all or a portion of the principal amount remained outstanding, the price at which Mr. Hobson had the right to request that Broadcasting Media purchase his primary residence in California pursuant to Section 3.8 of the Employment and Non-competition Agreement, dated March 29, 2007, between Mr. Hobson and Broadcasting Media, would have been reduced by such unpaid principal amount.

Transactions with Gloria Estefan related entities

The Company does business with entities related to Gloria Estefan, one of our directors. For the year ended December 31, 2007, Univision paid an aggregate of $0.8 million, primarily for production services provided by companies beneficially owned by Ms. Estefan and her husband.

Reimbursement Arrangements at Cost with No Mark-Up

Chartwell Services, Inc. and Chartwell Partners LLC (collectively “Chartwell”) are affiliates of Mr. Perenchio. Mr. Perenchio is our former Chief Executive Officer who resigned effective March 29, 2007. All arrangements between the Company and Chartwell were at cost and Chartwell realized no profit from any of the reimbursements. Pursuant to an agreement between the Company and Chartwell, services were provided until March 2007. During the year ended December 31, 2007 cash reimbursements to Chartwell totaled $202,446.

ITEM 14.	Principal Accounting Fees and Services

Appointment of Ernst & Young LLP

The Audit Committee appointed Ernst & Young LLP as our independent auditors for 2007.

Auditors’ Fees

In connection with the audit of the 2007 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP which set forth the terms by which Ernst & Young LLP will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The aggregate fees that our independent auditors billed for professional services rendered in 2006 and 2007 were:

•	Audit Fees: Ernst & Young LLP’s fees for audit services totaled approximately $2,086,000 in 2006 and approximately $2,127,000 in 2007.

•

Audit-Related Fees: Ernst & Young LLP’s fees for audit-related services totaled approximately $158,000 in 2006 and $104,000 in 2007. Audit-related services principally included accounting consultations and review of various SEC filings.

•	Tax Fees: Ernst & Young LLP’s fees for tax consulting services totaled approximately $18,000 in 2006 and $83,000 in 2007.

•	All Other Fees: Univision did not pay any other fees to Ernst & Young LLP in either 2006 or 2007.

The Audit Committee pre-approves annually of certain specific services in the defined categories of audit services, audit-related services, and tax services up to specified annual budget amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, such as those which may have a material effect on our operations or services, over certain amounts. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of our independent auditors or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. All non-audit services provided in 2007 were pre-approved by our Audit Committee. Our Audit Committee determined that Ernst & Young LLP’s provision of services for all non-audit fees in 2007 is compatible with maintaining its independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

See Index to Exhibits after signature pages to this report.

(b)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2008.

UNIVISION COMMUNICATIONS INC.

By:	/S/ PETER H. LORI
Peter H. Lori Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.

Each person whose signature appears below appoints each of Andrew W. Hobson, C. Douglas Kranwinkle and Peter H. Lori, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

/S/ JOSEPH UVA	Chief Executive Officer	March 27, 2008
Joseph Uva

/S/ ANDREW W. HOBSON	Senior Executive Vice President and Chief Financial Officer	March 27, 2008
Andrew W. Hobson

/S/ PETER H. LORI	Senior Vice President and Chief Accounting Officer	March 27, 2008
Peter H. Lori

/S/ ZAID F. ALSIKAFI	Director	March 27, 2008
Zaid F. Alsikafi

/s/ DAVID BONDERMAN	Director	March 27, 2008
David Bonderman

/s/ ADAM CHESNOFF	Director	March 27, 2008
Adam Chesnoff

/s/ HENRY CISNEROS	Director	March 27, 2008
Henry Cisneros

/S/ MICHAEL P. COLE	Director	March 27, 2008
Michael P. Cole

/s/ KELVIN L. DAVIS	Director	March 27, 2008
Kelvin L. Davis

/s/ ALBERT J. DOBRON	Director	March 27, 2008
Albert J. Dobron

/S/ GLORIA ESTEFAN	Director	March 27, 2008
Gloria Estefan

/s/ MARK J. MASIELLO	Director	March 27, 2008
Mark J. Masiello

/s/ JONATHAN M. NELSON	Director	March 27, 2008
Jonathan M. Nelson

/s/ JAMES N. PERRY, JR.	Director	March 27, 2008
James N. Perry, Jr.

/s/ KARL PETERSON	Director	March 27, 2008
Karl Peterson

/S/ HAIM SABAN	Director	March 27, 2008
Haim Saban

PART IV

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc. (4)

3.1	Certificate of Merger, dated March 28, 2007. (5)

3.2	Amended and Restated Certificate of Incorporation of the Company. (5)

3.3	Amended and Restated Bylaws of the Company. (5)

4.1	Form of specimen stock certificate. (5)

4.2	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee. (1)

4.3	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee. (1)

4.4	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011. (2)

4.5	Form of Officer’s Certificate for the Company’s 2008 Senior Notes. (3)

4.6	Form of Supplemental Indenture for the Company’s Senior Notes Due 2008. (3)

4.7	Form of 3.875% Senior Notes Due 2008. (3)

4.8	Form of Guarantee to Senior Notes Due 2008. (3)

4.9	Indenture dated as of March 29, 2007 between Umbrella Acquisition and Wells Fargo Bank, National Association, as trustee. (5)

4.10	First Supplemental Indenture, dated as March 29, 2007 among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (5)

10.1	Credit Agreement dated March 29, 2007, among Umbrella Acquisition and Univision of Puerto Rico, Inc., as borrowers, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch as administrative agent and collateral agent. (5)

10.2	Form of First-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (5)

10.3	Form of Second-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (5)

10.4	Form of First-Lien Trademark Security Agreement (included in Exhibit 10.1). (5)

10.5	Form of Second-Lien Trademark Security Agreement (included in Exhibit 10.1). (5)

10.6	Form of First-Lien Copyright Security Agreement (included in Exhibit 10.1). (5)

10.7	Form of Second-Lien Copyright Security Agreement (included in Exhibit 10.1). (5)

10.8	Principal Investors Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Principal Investor signatories thereto. (5)

10.9	Stockholders Agreement dated as of March 29, 2007 by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Stockholder signatories thereto. (5)

10.10	Participation, Registration Rights, and Coordination Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain Stockholder signatories thereto. (5)

10.11	First Amendment to Principal Investors Agreement (“PIA”), Participation, Registration Rights and Coordination Agreement and Stockholders Agreement, dated January 29, 2008, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and each person executing the PIA as a principal investor.

Exhibit Number	Description
10.12	First Amendment to Participation, Registration Rights and Coordination Agreement and Stockholders Agreement, dated January 29, 2008, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain persons who will be stockholders of Broadcasting Media Partners, Inc.

10.13	Management Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Madison Dearborn Partners IV, L.P., Madison Dearborn Partners V-B, L.P., Providence Equity Partners V Inc., Providence Equity Partners L.L.C., KSF Corp., THL Managers VI, LLC and TPG Capital, L.P. (5)

10.14	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Joseph Uva. (5)

10.15	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Ray Rodriguez. (5)

10.16	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Andrew Hobson. (5)

10.17	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Douglas Kranwinkle. (5)

10.18	Form of Indemnification Agreement for Outside Directors. (5)

10.19	Broadcasting Media Partners, Inc. 2007 Equity Incentive Plan. (5)

10.20	Form of Restricted Stock Award Agreement. (5)

10.21	Form of Restricted Stock Unit Award Agreement. (5)

10.22	Form of Notice of Restricted Stock Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (5)

10.23	Notice of Restricted Stock Awards for Joseph Uva. (6)

10.24	Form of Notice of Restricted Stock Unit Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (5)

10.25	Promissory Note and Stock Pledge Agreement dated June 19, 2007 between Joseph Uva and Broadcasting Media Partners, Inc. (6)

10.26	Services Agreement, dated as of January 29, 2008 and effective as of March 29, 2007, by and between Broadcasting Media Partners, Inc., SCG Investments IIB LLC and BMPI Services LLC.

10.27	Employment Agreement dated January 1, 2005 between Univision Management Company and Peter H. Lori.

10.28	Amendment to Employment Agreement effective as of December 2, 2006 between Univision Management Company and Peter H. Lori.

10.29	Option Award Agreement and Notice of Stock Option Grant for Douglas Kranwinkle.

10.30	Option Award Agreement and Notice of Stock Option Grant for Peter H. Lori.

10.31*	Purchase Agreement, dated as of February 27, 2008, between Univision Communications Inc., a Delaware corporation and UMG Recordings, Inc., a Delaware corporation.

21.1	Subsidiaries of the Company.

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 (File No. 333-71426-01).
(2)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-3 filed on September 30, 2003 (File No. 333-105933).
(3)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed October 15, 2003.
(4)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 28, 2006.
(5)	Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(6)	Previously filed as an exhibit to Univision Communications Inc.’s report on Form 8-K, filed June 25, 2007.
*	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SCHEDULE II

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Nine Months Ended December 31, 2007, the Three Months Ended March 31, 2007

and the Years Ended December 31 2006 and 2005

(In thousands)

	Balance at Beginning of Period	Additions				Balance at end of Period
		Charged to Costs and Expenses	Charged to Other Accounts	Deductions
Allowance for doubtful accounts:
Successor
For the Nine Months Ended December 31, 2007	$16,263	$2,780	$—	$4,097	(1)	$14,946

Predecessor
For the Three Months Ended March 31, 2007	$14,193	$2,578	$—	$508	(1)	$16,263
For the Year Ended December 31, 2006	$12,538	$6,175	$—	$4,520	(1)	$14,193
For the Year Ended December 31, 2005	$16,649	$414	$—	$4,525	(1)	$12,538

(1)	Write-offs.

	Balance at Beginning of Period	Additions			Adjustments		Balance at end of Period
		Charged to Costs and Expenses		Utilization
Deferred tax asset valuation allowance:
Successor
For the Nine Months Ended December 31, 2007	$31,869	$2,976		$(7,654)	$(13,527	) (a)	$13,664
Predecessor
For the Three Months Ended March 31, 2007	$31,869	$—		$—	$—		$31,869
For the Year Ended December 31, 2006	$32,014	$2,043		$(2,188)	$—		$31,869
For the Year Ended December 31, 2005	$—	$32,014	(b)	$—	$—		$32,014

(a)	Revaluation of Entravision investment related to the Merger.
(b)	Write-down of Entravision and St. Louis/Denver LLC investments.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2007 and 2006	F-4
Consolidated Statements of Operations for the Nine Months Ended December 31, 2007, the Three Months Ended March 31, 2007 and the Years Ended December 31, 2006 and 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2006, the Three Months Ended March 31, 2007 and the Nine Months Ended December 31, 2007	F-6
Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2007, the Three Months Ended March 31, 2007 and the Years Ended December 31, 2006 and 2005	F-7
Notes to Consolidated Financial Statements	F-8

FINANCIAL STATEMENT OPINION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Univision Communications Inc.

We have audited the accompanying consolidated balance sheets of Univision Communications Inc. and subsidiaries as of December 31, 2007 (Successor) and 2006 (Predecessor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the nine months ended December 31, 2007 (Successor); three months ended March 31, 2007, and the years ended December 31, 2006 and 2005 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univision Communications Inc. and subsidiaries at December 31, 2007 (Successor) and 2006 (Predecessor), and the consolidated results of their operations and their cash flows for the nine months ended December 31, 2007 (Successor); three months ended March 31, 2007, and the years ended December 31, 2006 and 2005 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2007, Univision Communications Inc. adopted Financial Accounting Standards Board Interpretation (“FASB”) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”; and effective January 1, 2006, adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Univision Communications Inc.’s internal control over financial reporting as of December 31, 2007 (Successor), based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 5, 2008

OPINION ON INTERNAL CONTROLS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Univision Communications Inc.

We have audited Univision Communications Inc.’s internal control over financial reporting as of December 31, 2007 (Successor), based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Univision Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Univision Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 (Successor), based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Univision Communications Inc. and subsidiaries as of December 31, 2007 (Successor) and 2006 (Predecessor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the nine months ended December 31, 2007 (Successor); three months ended March 31, 2007, and the years ended December 31, 2006 and 2005 (Predecessor), and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 5, 2008

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	Successor	Predecessor
	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$226,189	$103,522
Accounts receivable, less allowance for doubtful accounts of $14,946 in 2007 and $14,193 in 2006	471,462	426,625
Program rights	24,051	27,342
Deferred tax assets	22,032	20,088
Prepaid expenses and other	28,310	36,016
Current assets held for sale	48,537	50,298

Total current assets	820,581	663,891
Property and equipment, net	673,912	590,354
Intangible assets, net	7,106,094	4,298,239
Goodwill	7,277,249	2,002,799
Deferred financing costs, less accumulated amortization of $34,725 in 2007 and $13,870 in 2006	257,175	5,494
Program rights	14,451	17,449
Investments	225,778	211,617
Other assets	58,340	19,096
Non-current assets held for sale	24,358	357,455

Total assets	$16,457,938	$8,166,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$178,075	$156,578
Income taxes payable	6,824	8,159
Accrued interest	150,163	22,435
Accrued license fees	23,734	17,874
Program rights obligations	13,897	15,658
Current portion of long-term debt and capital lease obligations	250,823	202,262
Current liabilities held for sale	63,258	60,742

Total current liabilities	686,774	483,708
Long-term debt	9,721,427	922,169
Capital lease obligations	43,113	47,420
Program rights obligations	12,126	13,876
Deferred tax liabilities	2,138,755	1,078,866
Other long-term liabilities	226,793	53,494
Non-current liabilities held for sale	1,009	5,362

Total liabilities	12,829,997	2,604,895

Commitments and contingencies (see notes 10 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; no shares authorized in 2007; 10,000,000 shares authorized in 2006; no shares issued or outstanding in 2007 and 2006	—	—
Common stock, $0.01 par value; 100,000 shares authorized in 2007 and 1,040,000,000 shares authorized in 2006; 1,000 shares issued and outstanding in 2007 and 309,943,277 shares issued and 309,533,633 shares outstanding in 2006	—	3,099
Additional paid-in-capital	3,975,463	4,268,867
(Accumulated deficit) retained earnings	(247,873)	1,305,674
Accumulated other comprehensive loss	(99,649)	(1,657)
Treasury stock, at cost, 409,644 shares in 2006	—	(14,484)

Total stockholders’ equity	3,627,941	5,561,499

Total liabilities and stockholders’ equity	$16,457,938	$8,166,394

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended December 31, 2007, the Three Months Ended March 31, 2007

and the Years Ended December 31, 2006 and 2005

(In thousands)

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net revenues	$1,635,579	$437,266	$2,025,587	$1,746,087
Direct operating expenses (excluding depreciation and amortization)	524,050	160,574	719,924	614,609
Selling, general and administrative expenses (excluding depreciation and amortization)	450,582	144,060	538,003	499,686
Merger related expenses	5,950	144,181	13,308	—
Cost reduction plan	—	—	—	30,256
Voluntary contribution per FCC consent decree	—	24,000	—	—
Depreciation and amortization	120,066	20,122	82,871	80,346

Operating income (loss)	534,931	(55,671)	671,481	521,190
Other expense (income):
Interest expense, net	584,429	17,857	89,234	84,882
Loss on extinguishment of debt	—	1,630	—	—
Amortization of deferred financing costs	34,725	509	2,553	3,309
Equity income in unconsolidated subsidiaries and other	(2,922)	(1,141)	(4,352)	(4,626)
Nontemporary decline in fair value of investments	2,925	—	5,200	81,877
Gain on sales of Entravision stock	—	—	(1,454)	—

(Loss) income from continuing operations before income taxes	(84,226)	(74,526)	580,300	355,748
(Benefit) provision for income taxes	(23,756)	(5,943)	231,304	173,097

(Loss) income from continuing operations	(60,470)	(68,583)	348,996	182,651
(Loss) income from discontinued operation, net of income taxes	(187,403)	1,563	178	4,528

Net (loss) income	$(247,873)	$(67,020)	$349,174	$187,179

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2006, the Three Months Ended March 31, 2007

and the Nine Months Ended December 31, 2007

(In thousands)

	Common Stock	Additional Paid-in-Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Predecessor
Balance, January 1, 2005	$3,243	$4,640,554	$(1,847)	$769,321	$(1,374)	$(22,193)	$5,387,704
Components of comprehensive income:
Net income	—	—	—	187,179	—	—	187,179
Currency translation adjustment gain	—	—	—	—	169	—	169

Total comprehensive income	—	—	—	—	—	—	187,348
Treasury stock acquired	—	—	—	—	—	(499,994)	(499,994)
Treasury stock retired	(201)	(521,986)	—	—	—	522,187	—
Amortization of deferred compensation	—	—	514	—	—	—	514
Share-based compensation costs	—	467	—	—	—	—	467
Exercise of stock options including related tax benefits	7	14,854	—	—	—	—	14,861

Balance December 31, 2005	3,049	4,133,889	(1,333)	956,500	(1,205)	—	5,090,900
Components of comprehensive income:
Net income	—	—	—	349,174	—	—	349,174
Currency translation adjustment loss	—	—	—	—	(452)	—	(452)

Total comprehensive income	—	—	—	—	—	—	348,722
Treasury stock acquired	—	—	—	—	—	(14,484)	(14,484)
Reclassification of deferred compensation	—	(1,333)	1,333	—	—	—	—
Share-based compensation costs	—	12,678	—	—	—	—	12,678
Exercise of stock options, including related tax benefits	50	123,633	—	—	—	—	123,683

Balance, December 31, 2006	3,099	4,268,867	—	1,305,674	(1,657)	(14,484)	5,561,499
Components of comprehensive loss:
Net loss	—	—	—	(67,020)	—	—	(67,020)
Currency translation adjustment loss	—	—	—	—	(145)	—	(145)

Total comprehensive loss	—	—	—	—	—	—	(67,165)
Treasury stock acquired	—	—	—	—	—	(2,638)	(2,638)
Adoption of FIN 48	—	1,124	—	—	—	—	1,124
Share-based compensation costs	—	53,571	—	—	—	—	53,571
Exercise of stock options, including income tax related benefit	8	62,906	—	—	—	—	62,914

Balance, March 31, 2007	$3,107	$4,386,468	$—	$1,238,654	$(1,802)	$(17,122)	$5,609,305

Successor
Balance, March 31, 2007	$—	$—	$—	$—	$—	$—	$—
Sponsor equity	—	3,957,000	—	—	—	—	3,957,000
Components of comprehensive loss:
Net loss	—	—	—	(247,873)	—	—	(247,873)
Unrealized loss on hedging activities, net of income taxes of $66.3 million	—	—	—	—	(99,460)	—	(99,460)
Currency translation adjustment loss	—	—	—	—	(189)	—	(189)

Total comprehensive loss	—	—	—	—	—	—	(347,522)
Capital contribution by management	—	14,593	—	—	—	—	14,593
Share-based compensation	—	3,870	—	—	—	—	3,870

Balance December 31, 2007	$—	$3,975,463	$—	$(247,873)	$(99,649)	$—	$3,627,941

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2007, the Three Months Ended March 31, 2007

and the Years Ended December 31, 2006 and 2005

(In thousands)

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash flows from operating activities:
Net (loss) income	$(247,873)	$(67,020)	$349,174	$187,179
(Loss) income from discontinued operation	(187,403)	1,563	178	4,528

(Loss) income from continuing operations	(60,470)	(68,583)	348,996	182,651
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	59,417	19,480	80,127	77,521
Amortization of intangible assets and deferred financing costs	95,374	1,151	5,297	6,135
Deferred income taxes	(26,147)	20,478	63,405	57,068
Noncontrolling interest of variable interest entities	—	—	—	(1,855)
Nontemporary decline in fair value of investments	2,925	—	5,200	81,877
Gain on sales of Entravision stock	—	—	(1,454)	—
Share-based compensation	3,870	36,475	12,573	514
Cash distribution from equity investments	3,837	—	2,140	(5,537)
Other non-cash items	(158)	910	(2,274)	(3,262)
Changes in assets and liabilities:
Accounts receivable, net	(107,463)	62,627	(36,758)	(59,886)
Program rights	483	4,716	11,048	15,475
Income taxes receivable	—	—	3,194	—
Deferred tax assets	—	—	(6,571)	—
Prepaid expenses and other	(9,948)	(23,386)	29,732	(6,994)
Accounts payable and accrued liabilities	(19,651)	91,478	(36,966)	29,649
Income taxes	92,571	(29,986)	13,677	1,746
Income tax benefit from share-based awards	—	—	—	4,236
Accrued interest	133,943	(6,215)	(3,204)	2,529
Accrued license fees	1,577	1,520	(2,674)	6,925
Program rights obligations	(2,309)	(1,203)	(7,223)	(12,447)
Other, net	(4,039)	8,515	(3,470)	(1,487)

Net cash provided by operating activities from continuing operations	163,812	117,977	474,795	374,858
Net cash (used in) provided by operating activities from discontinued operation	(4,989)	3,063	(33,623)	34,864

Net cash provided by operating activities	158,823	121,040	441,172	409,722

Cash flows from investing activities:
Acquisitions, net of acquired cash	(13,998)	—	(120,051)	(220,940)
Proceeds from sales of Entravision stock	—	—	52,718	—
Proceeds from sale of investment	19,589	—	—	—
Capital expenditures	(54,099)	(15,572)	(80,245)	(102,213)
Other, net	2,722	(304)	909	5,309

Net cash used in investing activities from continuing operations	(45,786)	(15,876)	(146,669)	(317,844)
Net cash used in investing activities from discontinued operation	(108)	(438)	(9,319)	(2,237)

Net cash used in investing activities	(45,894)	(16,314)	(155,988)	(320,081)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	9,200,000	80,000	550,000	492,000
Capital contributions	3,971,593	—	—	—
Acquisition costs	(12,546,747)	—	—	—
Repayment of long-term debt	(243,745)	(221,167)	(938,845)	(182,740)
Purchases of treasury shares	—	(2,638)	(14,484)	(499,994)
Proceeds from stock options exercised	—	16,773	91,577	10,625
Income tax benefit from share-based awards	—	3,818	32,106	—
Deferred financing costs	(291,900)	(136)	(1,416)	—
Merger related (payments) and receipts	(296,289)	235,450	—	—

Net cash (used in) provided by financing activities from continuing operations	(207,088)	112,100	(281,062)	(180,109)
Net cash (used in) provided by financing activities from discontinued operation	—	—	—	—

Net cash (used in) provided by financing activities	(207,088)	112,100	(281,062)	(180,109)

Net (decrease) increase in cash	(94,159)	216,826	4,122	(90,468)
Cash and cash equivalents, beginning of period	320,348	103,522	99,400	189,868

Cash and cash equivalents, end of period	$226,189	$320,348	$103,522	$99,400

Supplemental disclosure of cash flow information:
Interest paid	$482,786	$22,320	$79,372	$71,452
Income taxes paid	$5,055	$731	$120,650	$117,041

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

The Company’s music division, which includes the Univision Records, Fonovisa Records and La Calle labels and Disa, is treated as a discontinued operation for all periods presented. See Note 2. Recent Developments.

2. Recent Developments

The Merger

On March 29, 2007, Broadcasting Media Partners, Inc. (“Broadcasting Media”, formerly known as Umbrella Holdings, LLC), completed its acquisition of the Company pursuant to the terms of the agreement and plan of merger dated as of June 26, 2006 (the “Merger Agreement”), by and among the Company, Broadcasting Media and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), a subsidiary of Broadcasting Media. Umbrella Acquisition and Broadcasting Media were formed by an investor group that includes affiliates of Madison Dearborn Partners, LLC, Providence Equity Partners Inc., Saban Capital Group Inc., Texas Pacific Group, and Thomas H. Lee Partners, L.P. (collectively the “Sponsors”). To consummate the acquisition, Umbrella Acquisition was merged (the “Merger”) with and into the Company and the Company was the surviving corporation. Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive $36.25 in cash, without interest.

As a result of the Merger, a new basis of accounting was established at March 29, 2007. Broadcasting Media’s basis in the Company’s assets and liabilities has been pushed down to the Company’s financial statements as of March 31, 2007. The consolidated financial statements and notes identify the financial position, results of operations and cash flows using the new basis of accounting as “successor” in such statements, with a black line separating that information from the financial position, the results of operations and cash flows using the basis of accounting used prior to the merger transaction and identified as “predecessor” in such statements.

The acquisition was accounted for using the purchase method of accounting as though the Merger closed on March 31, 2007 for convenience purposes to align the Merger transaction date to the accounting close date, considering the insignificant impact to the statement of operations. The statement of operations for the nine months ended December 31, 2007, includes depreciation and amortization of the purchase accounting adjustments and interest on the new debt related to the Merger for the period March 29, 2007 through March 31, 2007.

As a result of the Merger, the common stock, par value $0.01 per share, of Umbrella Acquisition that was issued and outstanding immediately prior to the Merger converted into and became one thousand fully paid shares of common stock, par value $0.01 per share, of the Company and constitutes the only outstanding shares of capital stock of the Company. These issued and outstanding shares of the Company are held by Broadcast

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

2. Recent Developments (Continued)

Media Partners Holdings, Inc. (“Broadcast Holdings”). The issued and outstanding common stock of Broadcast Holdings is owned by Broadcasting Media. The issued and outstanding preferred stock of Broadcast Holdings is owned by the Sponsors, co-investors and certain members of management.

The total acquisition cost of the Company is calculated as follows:

Amounts paid to holders of stock, warrants and options:
Common stock	$11,246,893
Warrants owned by Televisa and Venevision	993,806
Stock options	130,181
Restricted stock	25,699

12,396,579
Direct acquisition costs	150,168

12,546,747
Debt assumed	941,958

Acquisition cost	$13,488,705

The following is a condensed balance sheet disclosing the amounts assigned to each major asset and liability caption of the Company at the acquisition date:

March 31, 2007
ASSETS
Current assets	$916,284
Property and equipment	680,913
Intangible assets	7,152,717
Goodwill	7,277,249
Deferred financing costs	291,235
Other non-current assets	519,811

Total assets	$16,838,209

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$719,069
Long-term debt	9,771,365
Deferred tax liabilities	2,252,095
Other long-term liabilities	124,087

Total liabilities	12,866,616
Stockholder’s equity	3,971,593

Total liabilities and stockholder’s equity	$16,838,209

The Company has allocated the purchase price to broadcast licenses, trade names, multiple subscriber operator contracts and relationships, affiliate agreements and relationships, advertiser relationships, land and buildings and liabilities based upon a valuation of the fair value of assets and liabilities prepared by an independent appraisal firm. The Company’s music division is held for sale. During the fourth quarter of 2007, the Company adjusted the carrying value of the music business based upon the independent valuation. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations. The Company expects to make certain changes to the purchase price allocation during the three months ended March 31, 2008, but does not expect these changes to be material.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

2. Recent Developments (Continued)

In accordance with EITF 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination, the Company booked an estimated liability of $13.2 million, with the offset to goodwill, as part of the application of purchase accounting for the involuntary termination and relocation of certain key employees in connection with the Merger. At December 31, 2007, the accrued liability remaining was $2.9 million.

Merger Related Expenses

As a result of the Merger, the Company incurred the following Merger related expenses:

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007		Year Ended December 31, 2006
Share-based compensation expense	$—	$46,400	(a)	$—
Change in control payments to employees	2,439	41,857		2,236
Advisory success fee	—	32,786		—
Legal fees	1,260	16,097		4,052
Other non-compensation expenses	1,932	4,314		7,020
Other compensation expenses	319	2,727		—

Total Merger related expenses	$5,950	$144,181		$13,308

(a)	As a result of the Merger, the Company accelerated approximately $31.9 million of share-based compensation and expensed change in control share-based compensation of $14.5 million.

Consulting Agreement with Chairman of the Board of Directors

On January 29, 2008, Broadcasting Media entered into a consulting agreement with an entity controlled by the Chairman of the Board of Directors, pursuant to which such entity is entitled to a carried interest of up to 3% of gains realized by the Sponsors and co-investors on their investments in Broadcasting Media subject to certain vesting and performance criteria. Consulting expense will be determined based on the valuation of the investments over the vesting period subject to the performance criteria.

Voluntary Contribution Per FCC Consent Decree

On March 27, 2007, the Federal Communications Commission (“FCC”) and Univision entered into a Consent Decree to resolve pending license renewal proceedings where petitioners alleged that certain Univision stations failed to comply with the children’s programming requirements set forth in the Children’s Television Act of 1990 and Section 73.671 of the Commission’s rules. The FCC agreed to terminate the proceedings and grant the stations’ renewal applications, and the Company agreed to make a $24 million voluntary contribution to the United States Treasury. The contribution was paid in April 2007.

Discontinued Operation

Prior to the completion of the Merger on March 29, 2007, the Sponsors decided to sell the Company’s music recording and publishing businesses. As a result, the music division results of operations, assets and liabilities are reported as a discontinued operation for all periods presented in the accompanying consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

2. Recent Developments (Continued)

On February 27, 2008, the Company entered into a purchase agreement with UMG Recordings, Inc. (“Universal”), an entity controlled by Universal Music Group, for the sale of its music recording and publishing businesses.

The total consideration due to the Company under the purchase agreement is $153.0 million (including approximately $13.0 million for working capital), payable in cash as follows: (i) approximately $113.0 million upon the closing, (ii) $11.5 million upon the first anniversary of the closing, (iii) $12.5 million upon the second anniversary of the closing, (iv) $6.0 million upon the third anniversary of the closing, and (v) $10.0 million upon the fourth anniversary of the closing, subject to purchase price adjustments. Univision is expected to incur fees and certain obligations of approximately $10.0 million in connection with the transaction.

Under the purchase agreement, the Company has committed to provide both preemptible and non-preemptible advertising support through broadcast commercials that will be aired on its Univision and Telefutura Networks, and its owned and operated television stations, for the Universal Music Group and its Latin artists over the five year period following the closing. The total consideration includes amounts payable to the Company for such advertising support.

The Company is required to indemnify Universal from and against losses it may incur arising out of breaches by the Company of representations, warranties and covenants set forth in the purchase agreement, subject to certain limitations as set forth in the purchase agreement. Between the date of the purchase agreement and the closing, the Company has to operate the music business in all material respects, in the ordinary course consistent with past practice and may not take certain actions, as specified in the purchase agreement, without Universal’s prior consent. Consummation of the transaction is conditioned upon, among other things, the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Mexican Federal Competition Law, and there must not have been a Material Adverse Effect (as defined in the purchase agreement) since September 30, 2007. The Company expects the transaction to close in the second quarter of 2008.

The Company intends to use approximately $113.0 million in gross proceeds from the sale of its music recording and publishing businesses together with the proceeds from the sale of certain non-core television and radio stations, investments and real estate, and may potentially use borrowings under its bank senior secured revolving credit facility (which cannot exceed $250.0 million), to pay down its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009.

Upon the completion of the expected sale of the music business, the transaction may generate a material deferred tax asset relating to the excess tax basis the Company has in the music entities. As of December 31, 2007, the Company has not recognized the deferred tax asset since it is not apparent that the difference will reverse in the foreseeable future. Furthermore, if the deferred tax asset is recognized, no tax benefit would be recorded by the Company since the realization of this deferred tax asset will not be more likely than not.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

2. Recent Developments (Continued)

Results of the discontinued operation are as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2007 (a)	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net revenues	$81,782	$41,331	$141,064	$206,444

(Loss) income from discontinued operation before income taxes	(201,378)	2,607	(4,890)	13,434
(Benefit) provision for income taxes	(13,975)	1,044	(5,068)	8,906

(Loss) income from discontinued operation, net of income taxes	$(187,403)	$1,563	$178	$4,528

(a)	Includes an impairment charge of $190.6 million before the effect of income taxes and $180.3 million net of income taxes recorded in the fourth quarter based on an independent valuation of the music business.

The financial positions of the discontinued operation are as follows:

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Cash and cash equivalents	$13,067	$4,932
Current assets held for sale:
Accounts receivable, net	$23,457	$27,435
Deferred tax asset	5,256	5,256
Prepaid and other current assets	19,824	17,607

	$48,537	$50,298

Non-current assets held for sale:
Property and equipment	$2,606	$3,483
Intangible assets	6,988	39,171
Goodwill	—	305,281
Deferred tax asset	4,061	—
Other assets	10,703	9,520

	$24,358	$357,455

Current liabilities held for sale:
Accounts payable and accrued liabilities	$63,258	$60,101
Other current liabilities	—	641

	$63,258	$60,742

Non-current liabilities held for sale	$1,009	$5,362

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The operating results of acquired companies are included in the consolidated statement of operations of the Company from the date of acquisition.

For investments in which the Company owns 20% to 50% of the voting shares and has significant influence over the operating and financial policies, the equity method of accounting is used. Accordingly, the Company’s share of the earnings and losses of these companies are included in the equity income in unconsolidated subsidiaries in the accompanying consolidated statements of operations of the Company. For investments in which the Company owns less than 20% or owns non-voting shares and does not have significant influence over operating and financial policies of the investees, the cost method of accounting is used. Under the cost method of accounting, the Company does not record its share in the earnings and losses of the companies in which it has an investment.

Reclassifications

Certain reclassifications have been made to prior financial statements to conform to the current presentation. The most significant reclassification is the presentation of the music segment as a discontinued operation in the statement of operations and the assets and liabilities held for sale in the balance sheet.

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

Cash Equivalents

Cash equivalents consist of all highly liquid investments with a maturity of 90 days or less from the date of purchase.

Revenue Recognition

Net revenues comprise gross revenues from the Company’s television and radio broadcast, cable, and Internet businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations less agency commissions, music license fees paid by television and compensation costs paid to an affiliated television station. The amounts deducted from gross revenues, principally representing agency commissions, aggregate to $280.2, $74.4, $345.8 and $302.5 million for the nine months ended December 31, 2007, three months ended March 31, 2007 and the years ended 2006 and 2005, respectively. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as “impressions” are delivered and sponsorship revenues are recognized ratably over their contract period. “Impressions” are defined as the number of times that

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

an advertisement appears in pages viewed by users of the Company’s online properties. All revenues are recognized only when collection of the resulting receivable is reasonably assured. The music business recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, cost method investments, accounts payable, accrued liabilities and debt approximate their fair value. The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of risk include primarily cash and cash equivalents, trade receivables and financial instruments used in hedging activities. The Company invests cash with high-quality-credit institutions, which limits the amount of credit exposure with any one financial institution. The Company sells its products and services to a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. No one customer represented more than 10% of net revenues of the Company in 2007, 2006 or 2005. The Company extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The counterparties to the agreements relating to the Company’s financial instruments consist of major, international institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company monitors the credit ratings of such counterparties and limits the financial exposure with any one institution.

Investment Valuation

The Company monitors the value of its investments for indicators of impairment, including changes in market conditions and/or the operating results of its underlying investments that may result in the inability to recover the carrying value of the investment. The Company will record an impairment charge if and when it believes any investment has experienced a decline that is other than temporary.

Accounting for Goodwill Intangible and Long-Lived Assets

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

Goodwill is allocated to various reporting units. For purposes of performing the impairment test of goodwill, the Company established the following reporting units: television, radio, music and Internet. The Company compares the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company also compares the fair value of indefinite-lived intangible assets to their carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for broadcast licenses, other indefinite-lived intangible assets and goodwill are determined primarily based on discounted cash flows, market multiples or appraised values, as appropriate. The Company has evaluated its licenses, other indefinite-lived intangible assets and goodwill, as of October 1, 2007 and has concluded that it does not have an impairment loss related to these assets, other than $190.6 million, before the effect of income taxes, and $180.3 million, net of income taxes, related to the Company’s music business, which reduced goodwill, tradenames and amortizable intangibles. The decline in the value of our music business is due primarily to political, technological and economic factors impacting the music industry in general. See Note 2. Recent Developments. In the future, the Company may incur additional impairment charges under SFAS No. 142, Goodwill and Other Intangible Assets if market values decline and the Company does not achieve expected cash flow growth rates. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations and for purposes of impairment testing.

The Company has various intangible assets that are being amortized on a straight line basis. The advertiser related intangible assets are being amortized through 2026, the multiple system operator contracts and relationships and broadcast affiliate agreements and relationships are being amortized through 2027 and 2031, respectively, and other amortizable intangible assets are being amortized through 2010.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment of Disposal of Long-Lived Assets (“SFAS No. 144”), long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment at the lowest level of identifiable cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires compensation expense relating to share-based payments to be recognized in earnings using a fair-value measurement method. The Company has elected to use the straight-line attribution method of recognizing compensation expense over the vesting period. The fair value of each new stock option award will be estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which is the same model that was used by the Company prior to the adoption of SFAS No. 123R. The Company elected the modified prospective method and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006.

Following the Merger, Broadcasting Media Partners, Inc. granted 1,152,570 restricted and preferred stock awards to certain executive officers for services to be provided to the Company. The compensation expense related to the awards is being accounted for by the Company. These awards have both time and performance based features and various vesting periods ranging from 2.5 to 7 years. The fair value of these awards is based on an appraisal prepared for the Company by an independent appraisal firm. The fair values are based on the same per share value and are in the same proportion as the classes of Company securities that were purchased by Umbrella Acquisition as of the closing date of the Merger.

The Company granted 1,207,100 stock options and 818,400 restricted stock awards on January 13, 2006 under the 2004 Performance Award Plan (the “Plan”) and also granted 933,025 restricted stock awards on December 29, 2006 under the Plan. As a result of the Merger, the Company accelerated the share-based compensation related to these awards.

Share-based compensation expense reduced the Company’s results of operations as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007		Year Ended December 31, 2006
Income from continuing operations before income taxes	$3,870	$51,280	(a)	$12,573
Net income	$2,322	$30,768		$7,544

(a)	As a result of the Merger, the Company accelerated approximately $31.9 million of share-based compensation and expensed change in control share-based compensation of $14.5 million.

For the year ended December 31, 2006, share-based compensation is net of an adjustment for forfeitures (before tax) of $46.

Prior to January 1, 2006, the Company accounted for share-based employee compensation under the provisions of APB No. 25 and related interpretations and the disclosures required by SFAS No. 123. Under the intrinsic value method, no compensation expense was recognized for stock options, as the exercise price of employee stock options equaled the market value of the Company’s stock on the date of grant. The following pro-forma net income and earnings per share information has been determined as if the Company had accounted

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

for its share-based compensation awards issued using the fair value method. Prior to January 1, 2006, the Company used the accelerated attribution method, which recognizes a greater amount of compensation expense in the earlier vesting years. In 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of substantially all unvested stock options outstanding whose exercise price was above the then current market price. This vesting acceleration increased pro forma share-based employee compensation, before tax, by approximately $59 million.

Predecessor
Year Ended December 31, 2005
Net income—as reported	$187,179
Share-based compensation expense, net of tax—actual	3,201
Share-based employee compensation, net of tax—pro forma	(71,116)

Net income—pro forma	$119,264

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for stock options granted in 2006 and 2005, respectively: dividend yield of 0%, volatility of 29.29% and 45.59%, risk-free interest rate of 4.31% and 4.08% and expected life of approximately six years. The Black-Scholes-Merton option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life.

In years prior to 2006, historical volatility was used to estimate the expected volatility of the share price, whereas in 2006 and 2007 implied volatility was used. Management believes the implied volatility factor reflects the market’s expectations of future volatility. Market prices of traded options and shares were analyzed around the time of the 2006 stock option grant along with the analysis of other factors to estimate the implied volatility of the stock options granted in 2006. Restricted stock units vested 25% on each of the first, second, third and fourth anniversaries of the award date. The fair value of all restricted stock units was based on the market value of the Company’s stock on the date of grant. On May 23, 2006, the Company, under its change in control retention bonus plan, issued 400,000 restricted stock units to certain executive officers, which vested upon the change in control. The value of the 400,000 restricted stock units were expensed upon consummation of the Merger.

Consolidation of Variable Interest Entities

The Company follows Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) in the determination of whether it should consolidate in its financial statements the assets, liabilities and operating results of another entity. A variable interest entity (“VIE”) is consolidated if the company is the “primary beneficiary” of that entity. An entity is a VIE if, among other things, it has equity investors that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both. See Note 7. Investments for a discussion of the Company’s VIEs.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

Derivative Instruments and Hedging Activities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivatives are recorded in the balance sheet at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions.

The Company utilizes interest rate swaps to manage its exposure to fluctuating interest rates. The Company does not use derivative financial instruments for trading or speculative purposes.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods that the hedged item affects earnings. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in income in the period in which the underlying hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in income. See Note 9. Debt.

Property and Equipment and Related Depreciation

Property and equipment, including capital leases, are carried at historical cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The Company removes the cost and accumulated depreciation of its property and equipment upon the retirement or sale of such assets. The resulting gain or loss, if any, is recognized upon the disposition. Land improvements are depreciated up to 15 years, buildings and improvements are depreciated up to 40 years, broadcast equipment over 5 to 20 years and furniture, computer and other equipment over 3 to 7 years. Leasehold improvements and transponder equipment, which are capitalized, are amortized over the shorter of their useful life or the remaining life of the lease. Repairs and maintenance costs are expensed by the Company.

Deferred Financing Costs

Deferred financing costs are amortized over the life of the related debt using the straight-line method, which is not materially different than the effective interest method.

Program Rights for Television Broadcast

Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast beyond a one year period are considered non-current. Program costs are charged to operating expense as the programs are broadcast. The rights fees related to the 2010/2014 World Cups and other interim FIFA events are amortized using the flow of income method.

Income Taxes

The Company accounts for income taxes under the liability method pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The impact of adopting FIN 48 was not significant.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value measurements in any new circumstances. Companies will need to apply the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually effective January 1, 2008. The effective date in SFAS No. 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS No. 157 are certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and results of operations.

SFAS No. 141R, Business Combinations (“SFAS No. 141R”), was issued in December 2007. SFAS No. 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS No. 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues and restructuring plans. SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company will adopt SFAS No. 141R on January 1, 2009. The impact of SFAS No. 141R on accounting for business combinations is dependent upon acquisitions that close subsequent to December 31, 2008.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”), was issued in February 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not eliminate disclosure

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3. Significant Accounting Policies (Continued)

requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008 and does not anticipate adoption to materially impact its financial position or results of operations.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), was issued in December 2007. SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS No. 160 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS No. 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. SFAS No. 160 is required to be adopted prospectively, except to reclassify noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company will adopt SFAS No. 160 on January 1, 2009 and does not anticipate adoption to materially impact its financial position or results of operations.

4. Related Party Transactions

Management Fee Agreement

On March 29, 2007, the Company entered into a management agreement with Broadcasting Media and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the nine months ended December 31, 2007 was $14.4 million and the out-of-pocket expenses were $1.2 million, which are included in selling, general and administrative expenses on the statement of operations.

Sponsor Related Transactions

The Sponsors are private investment firms that have investments in companies that do business with Univision. No individual Sponsor has a controlling ownership interest in Univision. However, the Sponsors have controlling ownership interests or ownership interests with significant influence with companies that do business with Univision. In the opinion of management, all business conducted by Univision with companies that the Sponsors have an ownership in are arms length transactions entered into in the ordinary course of business.

During the nine months ended December 31, 2007 and the three months ended March 31, 2007, the Company made payments totaling $26.8 and $8.1 million, respectively, to the Nielsen Company and Warner Music Group, LLC, which are related to one or more of the Sponsors. In addition, during the nine months ended

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

4. Related Party Transactions (Continued)

December 31, 2007 and the three months ended March 31, 2007, the Company recorded revenues totaling $14.1 and $3.1 million, respectively, from the following companies in which one or more of the sponsors own an interest: Burger King Corporation, MetroPCS Communications, Inc., Direct General Corporation, Dunkin Brands, Warner Music Group and the Nielsen Company. The payments made to and revenues recorded from the companies listed above are immaterial to the results of operations and cash flows of the Company.

Loan to Joseph Uva

On June 19, 2007, Broadcasting Media, Univision’s parent and Joseph Uva, the Chief Executive Officer of Broadcasting Media and Univision, entered into a promissory note and stock pledge agreement pursuant to which Broadcasting Media made to Mr. Uva a full recourse loan in an amount equal to $2.0 million to enable Mr. Uva to purchase 210,031 shares of restricted Class A-1 common shares of Broadcasting Media. Mr. Uva’s payment obligation under the promissory note is secured by the restricted Class A-1 common shares of Broadcasting Media, and Broadcasting Media has a first priority security interest in such shares. The promissory note bears interest at an annual rate of 4.59%. One-third of Mr. Uva’s annual bonus, starting with the annual bonus for Broadcasting Media’s fiscal year commencing January 1, 2008, will be applied to repayment of the promissory note, provided that the promissory note shall not remain outstanding following June 19, 2013. At December 31, 2007, the $2.0 million promissory note remains outstanding. For the year ended December 31, 2007, Mr. Uva has not paid any of the principal or interest on the promissory note.

Loan to Andrew W. Hobson

On August 27, 2007, Broadcasting Media made a non-interest bearing loan in the principal amount of $3.0 million to Andrew W. Hobson, Senior Executive Vice President, Chief Strategic Officer and Chief Financial Officer of Univision, in connection with Mr. Hobson’s relocation to Univision’s offices in New York. The loan is evidenced by a promissory note dated August 27, 2007, which was paid by Mr. Hobson on August 31, 2007. The promissory note was payable on the earlier of (i) the date of the completion of the sale of Mr. Hobson’s primary residence in California or (ii) the date on which Mr. Hobson’s employment with Broadcasting Media has been terminated for any reason. The promissory note also provided that at any time while all or a portion of the principal amount remained outstanding, the price at which Mr. Hobson had the right to request that Broadcasting Media purchase his primary residence in California pursuant to Section 3.8 of the Employment and Non-competition Agreement, dated March 29, 2007, between Mr. Hobson and Broadcasting Media, would have been reduced by such unpaid principal amount.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

5. Property and Equipment

Property and equipment consists of the following as of December 31, 2007 and 2006:

	Successor	Predecessor
	2007	2006
Land and improvements	$167,027	$89,803
Building and improvements	242,050	273,239
Broadcast equipment	192,803	480,347
Furniture, computer and other equipment	104,245	139,503
Capital leases—transponder equipment	27,110	52,393

	733,235	1,035,285
Accumulated depreciation	(59,323)	(444,931)

	$673,912	$590,354

Depreciation expense on property and equipment was $59.4, $19.5, $80.1 and $77.5 million for the nine months ended December 31, 2007, three months ended March 31, 2007 and the years ended 2006 and 2005, respectively. Accumulated depreciation related to capital leases for the transponder equipment for 2007 and 2006 is $2.9 and $24.2 million, respectively.

6. Intangible Assets and Goodwill

The following is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, estimated amortization expense for the years 2008 through 2012 and goodwill by segment:

	Successor
	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized
Multiple system operator contracts and relationships and broadcast affiliate agreements	$981,700	$32,613	$949,087
Advertiser related intangibles, primarily advertiser contracts	105,300	27,603	77,697
Other amortizable intangibles	1,046	427	619

Total	$1,088,046	$60,643	1,027,403

Intangible Assets Not Being Amortized
Broadcast licenses	5,467,466
Trademarks	610,089
Other intangible assets	1,136

Total	6,078,691

Total intangible assets, net	$7,106,094

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

6. Intangible Assets and Goodwill (Continued)

	Predecessor
	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized
Nielsen contract	$20,700	$14,533	$6,167
Broadcast agreement	9,892	3,143	6,749
Advertiser related intangibles, primarily advertiser contracts	5,059	5,013	46
Other amortizable intangibles	3,657	2,185	1,472

Total	$39,308	$24,874	14,434

Intangible Assets Not Being Amortized
Broadcast licenses	4,281,289
Other intangible assets	2,516

Total	4,283,805

Total intangible assets, net	$4,298,239

Estimated amortization expense for the five years subsequent to December 31, 2007 is as follows:

Year	Amount
2008	$50,640
2009	$50,080
2010	$50,076
2011	$50,062
2012	$50,062

The Company incurred amortization expense of $60.6 million, $0.6 million, $2.7 million and $2.8 million for the nine months ended December 31, 2007, three months ended March 31, 2007 and the years ended 2006 and 2005, respectively. The remaining weighted average amortization period for the amortizable intangibles is approximately 21 years.

Goodwill is as follows:

Predecessor	Segments
	Television	Radio	Internet	Total
Goodwill at December 31, 2006 (a)	$449,843	$1,552,956	$—	$2,002,799

(a)	There were no changes in goodwill from January 1, 2007 to March 31, 2007.

Successor	Segments
	Television	Radio	Internet	Total
Goodwill at December 31, 2007 (b)	$6,039,979	$1,129,325	$107,945	$7,277,249

(b)	There were no changes in goodwill from April 1, 2007 through December 31, 2007 other than the transactions related to the Merger.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

7. Investments

Investments consist of the following as of December 31,:

	Successor	Predecessor
	2007	2006
Entravision Communications Corporation	$153,963	$122,128
St. Louis/Denver LLC	44,608	47,108
Equity Media Holdings Corporation in 2007 and Equity Broadcasting Corporation in 2006	23,554	38,669
TuTV LLC	2,476	2,552
Other investments	1,177	1,160

	$225,778	$211,617

Investments

As a result of the Merger on March 29, 2007, the Company increased the value of its Entravision investment by $33.4 million from $122.1 million to $155.5 million, which was the fair value of the Company’s investment in Entravsion on the date of the Merger based on the closing stock price on that date of $9.07. Entravision’s stock price on December 31, 2007 was $7.83. The Company has determined that it is not appropriate to record an other than temporary charge for the decline in the value of its investment in Entravision at December 31, 2007 since, as of December 31, 2007, the Entravision stock price has been trading below the Company’s cost basis of $9.07 for only two months. Any gain or loss on future transactions involving Entravision stock will be measured by comparing the cost basis of $9.07 per share to the fair value of the Entravision stock at the transaction date. The Company monitors the Entravision stock price, its operating results, the performance and outlook for the media sector in general and other information available to determine if the value of its investment becomes other than temporarily impaired in subsequent reporting periods. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision.

As part of the consent decree pursuant to which the United States Department of Justice approved the Company’s acquisition of Hispanic Broadcasting Corporation (“HBC”), the Company is currently required to own not more than 15% of Entravision stock on a fully converted basis, which includes full exercise of employee options and conversion of all convertible securities, and to sell enough of the Company’s Entravision stock so that its ownership of Entravision, on a fully converted basis, does not exceed 10% by March 26, 2009. As of December 31, 2007, the Company owned 17,152,729 shares of Entravision Class U common stock. As part of its stock repurchase plan, Entravision repurchased and retired 6.3 million shares of its common stock in the fourth quarter of 2007, which increased the Company’s ownership interest in Entravision on a fully converted basis to 16.0% as of December 31, 2007 from 14.8% as of September 30, 2007. On February 4, 2008, the Company sold 1.5 million shares of its Entravision Class U common stock to Entravision for $10.4 million and reduced its ownership interest in Entravision on a fully converted basis to 14.7%. The Company now owns 15,652,729 shares of Entravision Class U common stock. The Company accounts for its investment in Entravision as a cost method investment.

At December 31, 2007, the Company expected to sell 1.3 million shares to reduce its ownership interest in Entravision below 15% and wrote down the 1.3 million shares to the year-end Entravision closing share price of $7.83 and recorded an other than temporary charge of $1.6 million since the Company did not expect to recover

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

7. Investments (Continued)

its stock cost basis of $9.07 prior to the sale of these shares. The 1.3 million shares were sold as part of the February 4, 2008 transaction noted above.

At December 31, 2007, the Company’s cost basis in its Entravision investment was $154.0 million and its fair value was $134.3 million, which resulted in an unrealized loss of $19.7 million.

In 2005, the Company recorded a charge for an other than temporary decline in the fair value of its Entravision investment of $73.1 million. The Company did not record a tax benefit related to the charge. The Company recorded a deferred tax asset of $28.5 million related to its capital loss that was offset by a valuation allowance for the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded will not be realized.

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

On November 7, 2002, the Company, through its wholly-owned subsidiary TeleFutura, entered into a limited liability company agreement with Roberts Brothers Broadcasting, LLC (“Roberts”), called St. Louis/Denver LLC (the “LLC”). In 2002, TeleFutura contributed $26 million and in 2003 contributed its minority interests in the St. Louis and Denver stations of approximately $34 million and Roberts contributed its majority interests in the St. Louis and Denver stations to the LLC. The Company owns 45% of the joint venture. The Company accounts for its investment in St. Louis/Denver LLC as an equity method investment. In addition, TeleFutura and Roberts have each entered into time brokerage agreements (“TBA”) to program the Denver and St. Louis stations, respectively. The TeleFutura TBA became effective on February 23, 2003. In 2005 and 2006, the Company determined that the fair value of its investment in the LLC was less than the book carrying value and recorded impairment charges of $8.8 and $5.2 million, respectively.

In June 2001, the Company purchased for $26 million an approximate 20% non-voting preferred stock equity interest in Equity Broadcasting Corporation (“EBC”), which has 23 full power/network television stations, 38 Class A television stations and applications and 57 low-power television stations. In addition, in September 2001, the Company purchased shares of Equity Broadcasting’s Class A common stock for approximately $2.5 million.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

7. Investments (Continued)

On April 10, 2006, Coconut Palm Acquisition Corp. (“CPAC”) announced that it had entered into an Agreement and Plan of Merger with EBC. At December 31, 2006, the Company had an investment in EBC of approximately $38.7 million. On March 30, 2007, EBC merged with and into CPAC, with CPAC remaining as the surviving corporation. Following closing of the merger, CPAC changed its name to Equity Media Holdings Corporation. As a result of the merger, the Company received cash of $19.6 million, preferred stock of $10.5 million, common stock of $5.3 million and two television station FCC licenses serving the Salt Lake City market valued at approximately $8.5 million. The Company received $43.9 million in total consideration for its investment in EBC on the date of the merger. The Company accounts for its common stock investment in EBC as available-for-sale securities under the guidelines of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

At December 31, 2007, the Company recorded a $1.3 million other than temporary decline in the fair value of its $5.3 million common stock investment in Equity Media Holdings Corporation based on the Equity Media Holdings share price on that date, reducing the investment to $4.0 million.

In April 2003, the Company entered into a limited liability company agreement with Televisa Pay-TV Venture, Inc. to form a 50/50 joint venture called TuTV LLC. The Company accounts for its investment in TuTV LLC as an equity method investment.

Variable Interest Entities

Since March 31, 2004, the Company was also required to consolidate the assets, liabilities, and operating results of the Puerto Rico TV stations, WLII/WSUR, Inc., a Delaware corporation (“WLII”), which were wholly-owned by Raycom Media, Inc. (“Raycom”). On June 30, 2005, the Company acquired Raycom’s ownership interest in WLII in Puerto Rico for approximately $190 million, excluding acquisition costs.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2007 and 2006:

	Successor	Predecessor
	2007	2006
Trade accounts payable and accruals	$99,736	$81,992
Accrued compensation	65,241	49,429
Accrued insurance	4,242	12,196
Deferred revenue	8,856	12,961

	$178,075	$156,578

Cost Reduction Plan

On November 2, 2005, the Company announced a cost reduction plan that reduced its workforce and abandoned certain less profitable programming in an effort to achieve sustainable improvement in financial performance. The plan included reducing approximately 5.6% of the workforce by eliminating job redundancies and inefficiencies. The Company incurred a before-tax charge of approximately $30.3 million in the fourth

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

8. Accounts Payable and Accrued Liabilities (Continued)

quarter of 2005. The plan was substantially completed during the fourth quarter of 2005. The unpaid portion of the cost reduction plan as of December 31, 2007 is as follows:

	Employee Terminations	Abandonment of Programming Costs	Other Costs	Total
Liability as of December 31, 2005	$9,783	$1,453	$73	$11,309
Cash paid in 2006	7,613	282	73	7,968

Liability as of December 31, 2006	2,170	1,171	—	3,341
Cash paid in 2007	1,138	—	—	1,138

Liability as of December 31, 2007	$1,032	$1,171	$—	$2,203

The cost reduction charge was $30.0, $0.1 and $0.2 million for the television, radio and Internet segments, respectively.

9. Debt

Long-term debt consists of the following as of December 31, 2007 and 2006:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
Bank senior secured revolving credit facility	$—	$180,000
Bank senior secured term loan facility	7,000,000	—
Bank second-lien asset sale bridge loan	500,000	—
Bank senior secured draw term loan	200,000	—
Senior notes—9.75% / 10.50% due 2015	1,500,000	—
Senior notes—7.85% due 2011	521,427	497,439
Senior notes—3.875% due 2008	245,554	244,730
Senior notes—3.5% due 2007	—	197,541

	9,966,981	1,119,710
Less current portion	(245,554)	(197,541)

Long-term debt	$9,721,427	$922,169

The Company has a 7-year, $750.0 million bank senior secured revolving credit facility. Interest will accrue at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is expected to be the three-month LIBOR rate. There was no balance outstanding on this facility as of December 31, 2007.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

9. Debt (Continued)

federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of December 31, 2007 was 7.21%. Interest is paid on January 31, April 30, July 31 and October 31.

In April and August 2007, the Company entered into $5 and $2 billion three- and two-year, respectively, interest rate swaps on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. These interest rate swaps are accounted for as cash flow hedges that are highly effective. As of December 31, 2007, the Company had a swap liability totaling $165.8 million, which is included in other long-term liabilities on the balance sheet.

The bank second-lien asset sale bridge loan is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three-month LIBOR rate. The applicable interest rate as of December 31, 2007 was 7.35%. Interest is paid on a monthly basis. See “Notes to Consolidated Financial Statements—2. Recent Developments,” for a discussion on the pay down of the bank second-lien asset sale bridge loan.

The Company has a 7.5 year, $450 million bank senior secured draw term loan facility, which is available for a limited time to repay or prepay the Company’s senior notes that existed prior to the Merger and remain outstanding. On October 15, 2007, the Company paid down its senior notes due 2007 and had $200 million outstanding under this facility as of December 31, 2007. The applicable rate is the three-month LIBOR rate plus an applicable margin. The applicable interest rate as of December 31, 2007 was 7.1%. Interest is paid on a monthly basis.

The 9.75% senior notes are 8 year notes due 2015, totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes was paid in cash on September 15, 2007. For any interest period thereafter through March 15, 2012, the Company may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The notes bear interest at 9.75% and PIK interest will accrue at 10.50%. These senior notes pay interest on March 15th and September 15th each year. As of December 31, 2007, the Company has not elected the PIK option on these notes.

The Company’s 7.85% senior notes due 2011 bear interest at 7.85% per annum. These senior notes pay interest on January 15th and July 15th of each year.

The Company has $250 million of senior notes due in 2008, which bear interest at the rate of 3.875% per annum. The interest is payable on the senior notes in cash on April 15th and October 15th of each year.

When the Company issued the senior notes due 2007 and 2008, it entered into fixed-to-floating interest rate swaps that resulted in fair value hedges that were perfectly effective up until the date of the Merger. The interest rate swaps totaling $450 million on our 2007 and 2008 senior notes qualified for the “shortcut method” under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Following the merger, the Company no longer qualified for the “shortcut method” since the senior notes were required to be recorded at

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

9. Debt (Continued)

market value at March 29, 2007 under SFAS No. 141, Business Combinations. The Company was required to perform the hedge effectiveness analysis using the long-haul method and reassess hedge effectiveness at the time of the acquisition. Based on this analysis, the Company concluded to cease applying hedge accounting. During the nine months ended December 31, 2007, the Company recognized income of $5.5 million to earnings related to the ineffectiveness. The $5.5 million is reported in interest expense in the Company’s statement of operations. At December 31, 2007, the Company had a swap asset of $0.4 million reported in prepaid expenses and other assets on the balance sheet, related to the interest rate swaps on the 2008 senior notes.

Voluntary prepayments of principal amounts outstanding under the bank senior secured revolving credit facility, bank senior secured term loan facility, bank second-lien asset sale bridge loan and bank senior secured draw term loan (collectively the “Senior Secured Credit Facilities”) will be permitted, except for the bank second-lien asset sale bridge loan, at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the lenders will require compensation for any funding losses and expenses incurred as a result of the prepayment. Voluntary prepayments of principal amounts outstanding under the second-lien asset sale bridge loan will not be permitted at any time, except to the extent the payment is made with the proceeds of any sale of equity interests by, or any equity contribution to, us or any issuance by us of permitted senior subordinated notes and/or senior unsecured notes on terms to be agreed upon.

The Senior Secured Credit Facilities and the senior notes contain various covenants and a breach of any covenant could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under the Company’s Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the Company’s Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral. The Company is in compliance with its bank credit agreement as of December 31, 2007. Beginning June 30, 2008, the Company will be subject to certain customary financial covenants under its bank credit agreement, which the Company expects to be in compliance with at such date.

Additionally, the Senior Secured Credit Facilities contain certain restrictive covenants which, among other things, limit the incurrence of investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

The Company’s senior notes due 2008 and 2011 that were outstanding prior to the Merger and remain outstanding, as a result of the Merger are secured on an equal and ratable basis with the Senior Secured Credit Facilities.

Maturities of long-term debt for the five years subsequent to December 31, 2007 are as follows:

Year	Amount
2009	$500,000
2011	521,427
Thereafter	8,700,000

Total	$9,721,427

10. Commitments

The Company has long-term operating leases expiring on various dates for office, studio, automobile and tower rentals. The Company’s operating leases, which are primarily related to buildings and tower properties, have various renewal terms and escalation clauses. The Company also has long-term capital lease obligations for its transponders that are used to transmit and receive its network signals. In 2004, the Company entered into a new transponder capital lease of $23.4 million. The following is a schedule by year of future minimum rental payments under noncancelable operating and capital leases as of December 31, 2007:

Year	Operating Leases	Capital Leases
2008	$36,283	$7,776
2009	34,074	7,864
2010	31,793	7,854
2011	30,131	7,785
2012	28,537	7,420
Thereafter	114,351	22,638

Total minimum lease payments	$275,169	61,337

Interest		(12,955)

Total present value of minimum lease payments		48,382
Current portion		(5,269)

Capital lease obligation, less current portion		$43,113

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

10. Commitments (Continued)

Rent expense totaled $32.9, $10.4, $44.1 and $42.6 million for the nine months ended December 31, 2007, three months ended March 31, 2007 and the years ended 2006 and 2005, respectively.

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

In 2003, the Company entered into a transponder lease agreement for TeleFutura Network that was capitalized in May 2004 for approximately $17 million. Also, in 2003, the Company entered into a transponder lease agreement for Univision Network that was capitalized in the first quarter 2006 for approximately $17 million. According to the Emerging Issues Task Force published Issue 01-8 Determining Whether an Arrangement Contains a Lease, if the Company negotiates a new transponder lease agreement, the Company will not capitalize, or incur depreciation expense, for its transponder lease agreements and will expense the cost as a service fee. EITF 01-8 became effective for agreements entered into after May 2003. The Company does not expect to negotiate new transponder lease agreements until two existing transponder lease agreements expire in December 2012. When and if the Company decides to transmit a high definition signal, it will be required to negotiate new transponder leases.

In June 2005, the Company entered into a new seven-year contract with Nielsen Media Research (“Nielsen”), to provide local market television programming ratings services for the Univision Television Group and the TeleFutura Television Group at a total cost of approximately $132 million. The aggregate payment remaining under the agreement, at December 31, 2007, is approximately $85.5 million, which will be paid through February 2012.

In February 2002, the Company entered into a five-year contract with Nielsen for TeleFutura owned and operated stations, which had remaining payments of approximately $0.3 million payable through January 31, 2007. In the first quarter of 2006, Univision Network and TeleFutura Network became available on Nielsen’s national ratings service, Nielsen Television Index (NTI), which provides television ratings for all of the major U.S. networks. The total cost associated with these subscriptions is approximately $5 million, with payments that ended in August 2007.

In January 2001, Univision Network entered into a program license agreement with Coral International Television Corp. (the exclusive distributing agent for Radio Caracas Television) to acquire approximately 780 hours of new novellas per year through January 2011. In 2007, the aggregate payment under the contract was adjusted to approximately $68.4 million, with an aggregate payment remaining under the contract of approximately $33.8 million at December 31, 2007.

In June 2001, Univision Network entered into a program license agreement with RCN to acquire approximately 300 hours of new novellas per year through June 2007. All of the aggregate payments under the contract of approximately $28.9 million has been paid as of March 2007.

Telefutura Network has several program license agreements for various movies. The agreements commenced in January 2002 and expire on various dates through March 2016. The remaining payments under the agreements are approximately $12.4, $8.2 and $3.9 million for the years 2008, 2009 and the period January 2010 through March 2016, respectively.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

10. Commitments (Continued)

In the third quarter of 2006, the Company entered into a new four-year contract with Arbitron to provide ratings services for our Radio business. At December 31, 2007, the Company had commitments with Arbitron of approximately $9.6 million.

The Company has various music license agreements for its television and radio businesses. These contracts grant the Company a license to broadcast musical compositions. The remaining payments under these contracts are approximately $15.4 and $11.6 million in 2008 and 2009.

On November 2, 2005, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2010 and 2014 Fédération Internationale de Football Association (“FIFA”) World Cup soccer games and other 2007 through 2014 FIFA events. A series of payments totaling $325 million is due over the term of the agreement, with approximately $302 million remaining as of December 31, 2007. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games.

11. Contingencies

Televisa Program License Agreement (“PLA”) Litigation

Televisa and the Company are parties to the PLA, which provides the Company’s three television networks with a majority of prime time programming and a substantial portion of their overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by the Company of the PLA, including breach for its alleged failure to pay Televisa royalties attributable to revenues from certain programs and from the Company’s use of unsold time to promote assets, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement (a soccer rights side-letter to the PLA), a claim that the Company did not cooperate with various Televisa audit rights and efforts and a claim that the Company has not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use the Company’s unsold advertising inventory. Televisa sought monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against the Company’s alteration of Televisa programming without Televisa’s consent. In June 2005, the Company made a payment under protest to Televisa of $1.5 million. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

11. Contingencies (Continued)

The Company has recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges for the nine months ended December 31, 2007, three months ended March 31, 2007 and twelve months ended December 31, 2006 and 2005 of approximately $2.5 million, $2.2 million, $9.4 million and $9.6 million, respectively. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The Court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines. On October 16, 2007, acting upon another stipulation of the parties and recommendation by the Special Master, the Court once again continued the trial date and related deadlines. The trial is now scheduled to begin on April 29, 2008.

On October 1, 2007, the Company filed a motion for partial summary judgment on one of Televisa’s claims and one of the Company’s counterclaims seeking a ruling that the breaches of the PLA alleged by Televisa, even if found to be true, do not constitute “material breaches” that would allow Televisa to terminate the PLA. After briefing by both sides and argument before the Court, on December 17, 2007, the Court issued an order denying the Company’s summary judgment motion, finding that disputed issues as to certain facts would need to be resolved by a jury.

The Company continues to defend the litigation and pursue its counterclaims vigorously and it plans to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017.

Other Contingencies

The Company maintains insurance coverage for various risks, where deemed appropriate by management, at rates and terms that management considers reasonable. The Company has deductibles for various risks, including those associated with windstorm and earthquake damage. The Company self-insures its employee medical benefits and its media errors and omissions exposures. In management’s opinion, the potential exposure in future periods, if uninsured losses were to be incurred, should not be material to the consolidated financial position or results of operations.

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with law or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for specific liabilities in connection with regulatory and legal actions that we deem to be probable and estimable. No material amounts have been accrued in our financial statements with respect to any matters. In other instances, we are not able to make a reasonable estimate of any liability because of the uncertainties related to the outcome and/or the amount or range of loss. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition or result of operations.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

12. Common Stock, Preferred Stock and Warrants

As of December 31, 2007, as a result of the Merger, all of the Company’s issued and outstanding capital stock is held by Broadcast Holdings and all of the issued and outstanding capital stock of Broadcast Holdings is owned by Broadcasting Media, and all of the issued and outstanding preferred stock of Broadcast Holdings is held by the Sponsor, co-investors and certain members of management. Broadcast Holdings owns 1,000 shares of common stock, par value $0.01 per share, of the Company, which constitutes the only outstanding shares of capital stock of the Company.

As of December 31, 2006, the Company’s common stock consisted of Class A, Class P, Class T and Class V shares. The Class A shares were listed on the New York Stock Exchange and were primarily held by non-affiliates. The Class P, T and V shares were held by affiliates and were not traded. All classes of common stock had substantially the same rights, with the exception of Class P shares, which generally had ten votes per share on all matters on which shareholders were entitled to vote and Class T and V, which each had the right to elect one member of the Company’s board of directors. At December 31, 2006, there were 250,112,253 shares of Class A Common Stock issued and 249,702,609 outstanding, 35,283,284 shares of Class P Common Stock issued and outstanding, 13,593,034 shares of Class T Common Stock issued and outstanding and 10,954,706 of Class V Common Stock issued and outstanding. The Company’s Class A Common Stock outstanding increased during 2006 by 13,112,666 shares from 236,589,943 to 249,702,609 due to an increase of 4,960,746 resulting from exercise of options, an increase of 1,679,106 due to the conversion of Class P shares to Class A shares, an increase of 6,882,458 due to the conversion of Class V shares to Class A shares and a decrease of 409,644 representing treasury shares resulting from the exercise of options.

The Company had 10,000,000 shares of preferred stock, $.01 par value, authorized at December 31, 2006.

At December 31, 2006, Televisa and Venevision owned a total of 9,102,000 and 30,237,700 warrants, respectively. These warrants included 27,439,700 warrants issued in 1992 that were exercisable for Class T and Class V Common Stock at an exercise price of $0.0322 per share. The Company accounted for the warrants issued to Televisa and Venevision within stockholders’ equity, except for the 100,000 warrants issued in connection with the Fonovisa acquisition that have been accounted for as part of its purchase price. In October 2006, Venevision assigned 4,153,155 of its Class V warrants, which converted to Class A warrants, to a third party. Upon the date of the Merger, the warrants were exercised and are no longer outstanding.

13. Performance Award and Incentive Plans

Broadcasting Media has a 2007 Equity Incentive Plan (the “2007 Plan”), which reserves shares of Class A Common Stock, Class L Common Stock and shares of Preferred Stock of Broadcasting Media and Broadcast Holdings, a wholly-owned subsidiary of Broadcasting Media, for issuance to Company officers, directors, key employees and other eligible persons. The 2007 Plan is administered by the Board of Directors or, at its election, by one or more committees consisting of one or more members who have been appointed by the Board of Directors. The Plan Committee shall have such authority and be responsible for such functions as may be delegated to it by the Board of Directors, and any reference to the Board of Directors in the 2007 Plan shall be construed as a reference to the Plan Committee with respect to functions delegated to it. If no Plan Committee is appointed, the entire Board of Directors shall administer the 2007 Plan.

The 2007 Plan was adopted as of March 29, 2007, to attract, retain and motivate officers and employees of, consultants to, and non-employee directors providing services to, the Company, to provide additional incentives

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

13. Performance Award and Incentive Plans (Continued)

to employees, consultants and directors and to promote the success of the Company’s business. Under the provisions of the 2007 Plan, as amended, the maximum number of shares that may be issued pursuant to awards made under the plan is (i) 1,657,742 shares of Class A Stock, (ii) 9,000 shares of Class L Stock and (iii) 22,000 shares of Preferred Stock, and such additional securities in such amounts and such classes as the Board of Directors or Plan Committee may approve. As of December 31, 2007, 535,085 shares of Class A Stock, 486 shares of Class L Stock and 601 shares of Preferred Stock remain available for awards under the share authorization of the 2007 Plan.

The price of the options granted pursuant to the 2007 Plan may not be less than 100% of the fair market value of the shares on the date of grant (110% in the case of an incentive stock option granted to any person owning more than 10% of the Company’s total combined voting power). Award grants may be in the form of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights or other stock-based awards. No award will be exercisable after ten years from the date granted. Except in the case of a nonqualified stock option granted to a consultant, officer of the Company, or any member of the Board of Directors, each nonqualified stock option shall become exercisable and vested with respect to at least 20% of the total number of shares subject to such nonqualified stock option each year, beginning no later than one year after the date of grant.

Following the Merger, Broadcasting Media granted 706,718 Class A Stock restricted stock and restricted stock unit awards, 8,514 Class L Stock restricted stock unit awards and 21,399 preferred stock restricted stock unit awards to certain executive officers under the 2007 Plan. The executive officers purchased 630,093 restricted stock awards of the 706,718 Class A restricted stock and restricted stock unit awards at fair value and therefore there is no share-based compensation related to the purchased awards. The total fair value of the awards granted to the executive officers, excluding the restricted stock awards they purchased, is approximately $11.6 million and the Company amortized approximately $3.5 million for the nine months ended December 31, 2007. Total compensation cost related to non-vested awards not yet recognized at December 31, 2007 is approximately $8.1 million and the weighted average period over which it is expected to be recognized is approximately 1.75 years. Share-based compensation cost will be charged to income (loss) on a straight-line basis over the requisite service period, which is generally the vesting period.

As of December 31, 2007, Broadcasting Media granted 415,939 stock option awards for Class A Stock under the 2007 Plan. The total fair value of the awards granted is approximately $2.8 million and the Company amortized approximately $0.4 million for the nine months ended December 31, 2007. Total compensation cost related to non-vested awards not yet recognized at December 31, 2007 is approximately $2.4 million and the weighted average period over which it is expected to be recognized is approximately 4.5 years. Share-based compensation cost will be charged to income (loss) on a straight-line basis over the requisite service period, which is generally the vesting period.

At the effective date of the Merger, all unvested restricted stock units that were granted by the Company prior to the Merger automatically ceased to exist and each holder of an unvested restricted stock unit ceased to have any rights with respect thereto. In accordance with the Merger Agreement, Broadcasting Media is required to create an equity incentive plan with comparable value in the aggregate promptly after the Merger. As of December 31, 2007, no share-based instruments were granted related to this obligation.

Prior to the Merger, the Company had 1996 and 2004 Performance Award Plans. The 1996 and 2004 Performance Award Plans reserved shares of Class A Common Stock for issuance to Company officers, key

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

13. Performance Award and Incentive Plans (Continued)

employees and other eligible persons as determined by the Board of Directors or Plan Committee (as appointed by the Board). The 1996 and 2004 Performance Award Plans were terminated upon the Merger on March 29, 2007.

The price of the options granted pursuant to the 1996 and 2004 Plans could not be less than 100% of the fair market value of the shares on the date of grant (110% in the case of an incentive stock option granted to any person owning more than 10% of the Company’s total combined voting power). No award was exercisable after ten years from the date granted. Unless approved by the Plan Committee, no award vested at a rate greater than 25% per year, other than in the case of awards granted in lieu of cash bonuses, which were able to vest at the rate of 50% per year.

On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of substantially all unvested stock options outstanding whose exercise price was above the then current market price. The Compensation Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance of SFAS No. 123R, which requires the Company to treat unvested stock options as compensation expense effective January 1, 2006. Because the Company accounted for stock based compensation using the intrinsic value method prescribed in APB No. 25, and because these options were priced above current market on that date, the acceleration of vesting of these options did not result in a charge in the Company’s financial statements. The acceleration of the vesting increased pro forma share-based compensation expense under the provisions of SFAS No. 123 by approximately $59 million before income tax.

In connection with the acquisition of HBC on September 22, 2003, the Company assumed outstanding stock options previously issued under the HBC Long-Term Incentive Plan. The assumed stock option and their respective grant price were converted in accordance with the acquisition agreement. No new awards were granted under this plan upon and following the acquisition of HBC. The maximum term of each assumed option was ten years from the original grant date, subject to earlier termination in connection with the recipient’s termination of employment with or service to the Company. The assumed options vested in accordance with the HBC Long-Term Incentive Plan and the acquisition agreement. The HBC Long-Term Incentive Plan was terminated upon the Merger on March 29, 2007.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

13. Performance Award and Incentive Plans (Continued)

A summary of stock options and restricted stock outstanding as of December 31, 2007, and the changes during the year then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average remaining Contractual Term (years)	Aggregate Intrinsic Value
Predecessor
Balance at December 31, 2006	25,453,652	$31.93
Granted	—
Exercised	21,570,295	$36.24
Forfeited, canceled, or expired	3,883,357	$42.77

Outstanding at March 31,2007	—

Exercisable at March 31, 2007	—

Successor
Granted	415,939	$13.26
Exercised	—
Forfeited, canceled, or expired	—

Outstanding at December 31, 2007	415,939	$13.26	4.5	$—

Exercisable at December 31, 2007	—

The weighted-average grant-date fair value of options granted during the nine months ended December 31, 2007 and the years ended December 31, 2006 and 2005, was $7.00, $12.01 and $13.22, respectively, per share. The Company’s stock options vest between two to five years.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

13. Performance Award and Incentive Plans (Continued)

Cash received from the exercise of stock options in the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005 was $16.8, $91.6 and $10.6 million, respectively. The actual tax benefit realized for tax deductions from stock options exercised during the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005 was $3.8, $32.1 and $4.2 million, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005 was $134.9, $80.4 and $11.0 million, respectively.

	Restricted Stock and Restricted Stock Unit Awards	Weighted Average Grant Price
Predecessor
Balance at December 31, 2006	1,729,775	$33.66
Granted	—
Converted	908,860	$36.15
Forfeited, canceled, or expired	820,915	$35.33

Outstanding at March 31, 2007	—

Successor
Granted	736,631	$26.31
Converted	—
Forfeited, canceled, or expired	—

Outstanding at December 31, 2007	736,631	$26.31

The weighted-average grant-date fair value of restricted stock units granted during the nine months ended December 31, 2007 and the year ended December 31, 2006 was $26.31 and $33.63 per share, respectively. The Company did not grant restricted stock unit awards prior to 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the below weighted-average assumptions used for grants in 2007, 2006 and 2005. The Black-Scholes-Merton option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the stock price volatility and expected life.

	Successor	Predecessor
	2007	2006	2005
Volatility	48.76%	29.29%	45.59%
Dividends	0.00%	0.00%	0.00%
Expected Term	7	6	6
Risk-free interest rate	4.07%	4.31%	4.08%

14. Employee Benefits

The Company has a 401(k) retirement savings plan (the “401(k) Plan”) covering all eligible employees who have completed one year of service. The 401(k) Plan allows the employees to defer a portion of their annual compensation and the Company may match a portion of the employees’ contributions. For all years presented,

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

14. Employee Benefits (Continued)

the Company matches 100% of the first 3% of eligible employee compensation that was contributed to the plan. For the nine months ended December 31, 2007, three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, the Company made matching cash contributions to the 401(k) Plan totaling $4.4, $1.7, $6.5 and $6.0 million, respectively.

15. Income Taxes

The Company files a consolidated federal income tax return. The income tax provision for the nine months ended December 31, 2007, the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005 comprised the following charges and (benefits):

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Current:
Federal	$—	$(23,530)	$149,418	$100,956
State	1,494	(2,891)	17,753	13,158
Foreign	897	—	439	32
Deferred:
Federal	(25,160)	18,237	56,701	53,171
State	(4,060)	2,241	7,001	5,926
Foreign	3,073	—	(8)	(146)

Total	$(23,756)	$(5,943)	$231,304	$173,097

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

15. Income Taxes (Continued)

The Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	Successor	Predecessor
	2007	2006
Current deferred tax assets:
Accrued severance and litigation	$2,973	$3,118
Accrued vacation	4,929	4,701
Allowances	8,934	7,156
Accrued facility-related costs	937	1,288
Accrued insurance	4,663	5,008

Total current deferred tax assets	22,436	21,271

Current deferred tax liabilities:
Other liabilities	404	1,183

Total current deferred tax liabilities	404	1,183

Net current deferred tax assets	22,032	20,088

Long-term deferred tax assets:
Equity loss in unconsolidated subsidiaries	17,835	9,898
Deferred compensation	8,172	6,627
Foreign and state loss carryforwards	13,135	6,124
Federal loss carryforwards	51,059	—
Nontemporary decline in investments	21,715	34,057
Interest rate swap – OCI	66,307	—
Other assets, net	7,896	1,131

Long-term deferred tax assets	186,119	57,837
Less: valuation allowance	(13,664)	(31,869)

Total net long-term deferred tax assets	172,455	25,968

Long-term deferred tax liabilities:
Property and equipment, net	87,482	39,397
Intangible assets, net	2,223,728	1,065,437

Total long-term deferred tax liabilities	2,311,210	1,104,834

Net long-term deferred tax liabilities	$2,138,755	$1,078,866

The Company has a deferred tax asset of $21.7 million relating to the nontemporary decline in the value of its investments in Entravision, Equity Media Holdings Corporation and the St. Louis/Denver joint venture. This asset is offset by a valuation allowance of $11.9 million because, based on the weight of all available evidence, it is more likely than not that this portion of the deferred tax asset recorded will not be recognized. If recognized, approximately $10.7 million will be allocated to reduce goodwill.

The Company has a deferred tax asset relating to the net operating losses generated by its Puerto Rican subsidiary, which is subject to income tax in Puerto Rico. This asset is offset by a valuation allowance of $1.8 million because, based on the weight of all available evidence, it is more likely than not that this portion of the deferred tax asset recorded will not be recognized.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

15. Income Taxes (Continued)

As of December 31, 2007, the Company had a tax net operating loss of approximately $156 million, which expires in the year 2027 if not used.

As a result of various acquisitions, the Company recorded goodwill representing the consideration given in excess of the fair value of net assets acquired. No deferred tax liability is established for goodwill that is not deductible for tax purposes.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Predecessor
Balance at January 1, 2007	$9,400
Addition based on activities through March 31, 2007	3,410

Balance at March 31, 2007	$12,810

Successor
Addition based on activities from April 1, 2007 through December 31, 2007	$20,886
Additions for tax positions of prior years	740
Reduction for tax positions of prior years	—
Reduction for settlements	(4,554)
Lapse in statute of limitations	(1,715)

Balance at December 31, 2007	$28,167

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $3 million in the aggregate. The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. As of December 31, 2007, the Company has approximately $1 million of accrued interest related to uncertain tax positions.

As a result of the March 29, 2007 acquisition, Univision Communications Inc. became an indirect subsidiary of Broadcasting Media Partners, Inc., therefore, the new consolidated group is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all material state income tax matters have been concluded for years through 2001.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

15. Income Taxes (Continued)

For the nine months ended December, 31, 2007, the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, a reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Federal statutory tax rate	(35.0)%	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	(1.8)	(0.9)	4.1	4.1
Wages and benefits	0.3	4.4	0.9	0.1
Credits and state refunds	—	0.4	(0.1)	(1.2)
Valuation allowance	3.4	—	—	9.0
Merger related expenses	—	22.5	—	—
Puerto Rico rate differential	0.2	—	—	—
Other	4.7	0.6	—	1.7

Total effective tax (benefit) rate	(28.2)%	(8.0)%	39.9%	48.7%

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

The Company uses the key indicator of adjusted operating income before depreciation and amortization (“OIBDA”) to evaluate the Company’s operating performance, for planning and forecasting future business operations, and reporting to the banks. This indicator is presented on an adjusted basis consistent with the definition in the Company’s Bank Credit Agreement to exclude certain expenses.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

16. Business Segments (Continued)

Presented below is segment information pertaining to the Company’s television, radio and Internet businesses:

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net revenue:
Television	$1,255,693	$340,944	$1,605,720	$1,360,694
Radio	343,058	86,887	381,547	359,107
Internet	36,828	9,435	38,320	26,286

Consolidated	1,635,579	437,266	2,025,587	1,746,087

Direct operating expenses (excluding depreciation and amortization):
Television	448,215	135,974	633,431	536,209
Radio	64,260	20,839	72,702	65,772
Internet	11,575	3,761	13,791	12,628

Consolidated	524,050	160,574	719,924	614,609

Selling, general and administrative expenses (excluding depreciation and amortization):
Television	305,675	98,402	358,085	335,215
Radio	133,275	40,847	164,869	151,985
Internet	11,632	4,811	15,049	12,486

Consolidated	450,582	144,060	538,003	499,686

Cost reduction plan:
Television	—	—	—	29,993
Radio	—	—	—	73
Internet	—	—	—	190

Consolidated	—	—	—	30,256

Merger related expenses:
Television	5,950	138,521	13,156	—
Radio	—	5,660	152	—
Internet	—	—	—	—

Consolidated	5,950	144,181	13,308	—

Voluntary contribution per FCC consent decree:
Television	—	24,000	—	—
Radio	—	—	—	—
Internet	—	—	—	—

Consolidated	—	24,000	—	—

Depreciation and amortization:
Television	107,137	16,705	68,435	66,927
Radio	7,388	2,870	12,292	11,649
Internet	5,541	547	2,144	1,770

Consolidated	120,066	20,122	82,871	80,346

Operating income (loss):
Television	388,716	(72,658)	532,613	392,350
Radio	138,135	16,671	131,532	129,628
Internet	8,080	316	7,336	(788)

Consolidated	$534,931	$(55,671)	$671,481	$521,190

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

16. Business Segments (Continued)

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
OIBDA:
Television	$555,424	$119,345	$641,752	$500,068
Radio	147,450	26,301	149,033	141,344
Internet	13,621	1,010	9,786	1,178

Consolidated	$716,495	$146,656	$800,571	$642,590

Capital expenditures:
Television	$44,589	$12,324	$66,133	$85,505
Radio	7,666	3,090	12,458	14,700
Internet	1,844	158	1,654	2,008

Consolidated	$54,099	$15,572	$80,245	$102,213

	Successor	Predecessor
	December 31, 2007	December 31, 2006	December 31, 2005
Total Assets:
Television	$11,892,925	$3,322,396	$3,441,338
Radio	4,295,527	4,412,597	4,299,197
Internet	183,524	18,715	10,950
Discontinued operation	85,962	412,686	376,851

Consolidated	$16,457,938	$8,166,394	$8,128,336

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

16. Business Segments (Continued)

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

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Adjusted operating income before depreciation and amortization	$716,495	$146,656	$800,571	$642,590
Depreciation and amortization	120,066	20,122	82,871	80,346
Share-based compensation expense	3,870	4,880	12,574	—
Televisa litigation costs and payments under protest and other license fee overcharges	18,222	6,577	18,719	10,798
Merger related expenses	5,950	144,181	13,308	—
Voluntary contribution per FCC consent decree	—	24,000	—	—
Cost reduction plan	—	—	—	30,256
Finance transformation expense	4,130	2,567	—	—
Restructuring costs	7,767	—	—	—
Business optimization expense	4,778	—	—	—
Asset impairment charge	1,200	—	1,618	—
Sponsor expense	1,215	—	—	—
Management fee	14,366	—	—	—

Operating income (loss)	$534,931	$(55,671)	$671,481	$521,190

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

17. Quarterly Financial Information (unaudited)

	Predecessor	Successor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Nine Months Ended December 31, 2007
2007
Net revenues	$437,266	$562,208	$529,055	$544,316		$1,635,579
Loss from continuing operations	$(68,583)	$(16,407)	$(25,291)	$(18,772)		$(60,470)
Income (loss) from discontinued operations, net of income tax	$1,563	$(3,144)	$(1,551)	$(182,708	)(a)	$(187,403)
Net loss	$(67,020)	$(19,551)	$(26,842)	$(201,480)		$(247,873)

	Predecessor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total Year
2006
Net revenues	$402,621	$603,661	$506,556	$512,749		$2,025,587
Income from continuing operations	$52,334	$109,701	$89,224	$97,737		$348,996
Income (loss) from discontinued operations, net of income tax	$1,569	$(2,281)	$(1,085)	$1,975		$178
Net income	$53,903	$107,420	$88,139	$99,712		$349,174

(a)	Includes an impairment charge related to Music in the amount of $190.6 million before the effect of income taxes and $180.3 million net of income taxes.