Form 10-Q
period 2008-03-31
UNIVISION COMMUNICATIONS INC
filed 2008-05-15
CIK 1017008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008        Commission File Number: 001-12223

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒.

There were 1,000 shares, $0.01 par value, common stock issued and outstanding as of May 15, 2008.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$127,212	$226,189
Accounts receivable, net	410,177	471,462
Program rights	28,664	24,051
Deferred tax assets	22,032	22,032
Prepaid expenses and other	27,677	28,310
Current assets held for sale	103,434	110,767

Total current assets	719,196	882,811
Property and equipment, net	622,016	664,132
Intangible assets, net	6,933,242	6,925,937
Goodwill	7,288,884	7,277,249
Deferred financing costs, net	245,087	257,175
Program rights and prepayments	37,752	36,654
Investments	190,850	225,778
Other assets	29,731	34,323
Non-current assets held for sale	82,678	153,879

Total assets	$16,149,436	$16,457,938

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$153,213	$180,864
Income taxes payable	3,336	4,035
Accrued interest	103,484	150,163
Accrued license fees	21,295	23,734
Program rights obligations	14,556	13,897
Current portion of long-term debt and capital lease obligations	752,323	250,823
Current liabilities held for sale	62,347	64,267

Total current liabilities	1,110,554	687,783
Long-term debt	9,220,088	9,721,427
Capital lease obligations	41,843	43,113
Program rights obligations	12,151	12,126
Deferred tax liabilities	2,021,184	2,138,755
Other long-term liabilities	364,938	226,793

Total liabilities	12,770,758	12,829,997

Stockholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized in 2008 and 2007; 1,000 shares issued and outstanding in 2008 and 2007	—	—
Additional paid-in-capital	3,977,102	3,975,463
Accumulated deficit	(414,077)	(247,873)
Accumulated other comprehensive loss	(184,347)	(99,649)

Total stockholder’s equity	3,378,678	3,627,941

Total liabilities and stockholder’s equity	$16,149,436	$16,457,938

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net revenues	$458,828	$433,728
Direct operating expenses (excluding depreciation and amortization)	171,869	159,545
Selling, general and administrative expenses (excluding depreciation and amortization)	158,177	141,445
Merger related expenses	495	144,181
Impairment losses	23,108	—
Voluntary contribution per FCC consent decree	—	24,000
Depreciation and amortization	28,159	19,888

Operating income (loss)	77,020	(55,331)
Other expense (income):
Interest expense, net	181,774	17,858
Loss on extinguishment of debt	—	1,630
Amortization of deferred financing costs	12,087	509
Equity income in unconsolidated subsidiaries and other	(1,091)	(1,141)
Loss on investments	17,182	—

Loss from continuing operations before income taxes	(132,932)	(74,187)
Benefit for income taxes	(33,778)	(5,943)

Loss from continuing operations	(99,154)	(68,244)
(Loss) income from discontinued operations, net of income taxes	(67,050)	1,224

Net loss	$(166,204)	$(67,020)

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net loss	$(166,204)	$(67,020)
(Loss) income from discontinued operations	(67,050)	1,224

Loss from continuing operations	(99,154)	(68,244)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation	15,382	19,248
Amortization of intangible assets and deferred financing costs	24,865	1,151
Deferred income taxes	(33,778)	20,478
Loss on investments	17,182	—
Share-based compensation	1,639	36,475
Impairment losses	23,108	—
Other non-cash items	(147)	9,361
Changes in assets and liabilities:
Accounts receivable, net	61,285	62,627
Program rights	(5,711)	4,742
Prepaid expenses and other	554	(23,412)
Accounts payable and accrued liabilities	(24,452)	91,478
Income taxes payable	(714)	(29,986)
Accrued interest	(46,679)	(6,215)
Accrued license fees	(2,145)	1,520
Program rights obligations	684	(1,203)

Net cash (used in) provided by operating activities from continuing operations	(68,081)	118,020
Net cash (used in) provided by operating activities from discontinued operations	(10,352)	3,020

Net cash (used in) provided by operating activities	(78,433)	121,040

Cash flows from investing activities:
Acquisitions	(19,014)	—
Proceeds from sale of investments	10,380	—
Capital expenditures	(10,457)	(15,399)
Other, net	(23)	(304)

Net cash used in investing activities from continuing operations	(19,114)	(15,703)
Net cash used in investing activities from discontinued operations	(93)	(611)

Net cash used in investing activities	(19,207)	(16,314)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	80,000
Repayment of long-term debt and capital lease obligations	(1,337)	(221,167)
Purchases of treasury shares	—	(2,638)
Proceeds from stock options exercised	—	16,773
Income tax benefit from share-based awards	—	3,818
Deferred financing costs	—	(136)
Merger related (payments) and receipts	—	235,450

Net cash (used in) provided by financing activities from continuing operations	(1,337)	112,100
Net cash (used in) provided by financing activities from discontinued operations	—	—

Net cash (used in) provided by financing activities	(1,337)	112,100

Net (decrease) increase in cash and cash equivalents	(98,977)	216,826
Cash and cash equivalents, beginning of period	226,189	103,522

Cash and cash equivalents, end of period	$127,212	$320,348

Supplemental disclosure of cash flow information:
Interest paid	$234,883	$22,320

Income taxes paid	$320	$731

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

1.	Summary of Significant Accounting Policies

Nature of operations—Univision Communications Inc., together with its subsidiaries (the “Company” or “Univision”), is the leading Spanish-language media company in the United States and has continuing operations in three business segments: television, radio and Internet. The Company’s television operations include the Univision and TeleFutura networks, the Company’s owned and operated television stations and Galavisión, the Company’s cable television network. Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its owned and operated radio stations and radio network. Univision Online, Inc. (“Univision Online”) operates the Company’s Internet portal, Univision.com.

The Company’s music division, which includes the Univision Records, Fonovisa Records and La Calle labels and Disa Records, S.A. de C.V., which was sold on May 5, 2008 as well as certain components of its radio and television segments are treated as discontinued operations for all periods presented. See Note 3. Discontinued Operations and Other Disposals.

Basis of presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited, but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the nine months ended December 31, 2007 and the three months ended March 31, 2007.

The condensed consolidated financial statements and notes present the financial position and results of operations using the new basis of accounting due to the merger transaction, more fully described in Note 2. The Merger, with a black line separating the results of operations and cash flows prior to the merger transaction.

Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition—Net revenues comprise gross revenues from the Company’s television and radio broadcast, cable and Internet businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations less agency commissions, music license fees paid by television and compensation costs paid to an affiliated television station. The amounts deducted from gross revenues, principally represents agency commissions, aggregated $77.6 million and $74.0 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner revenues are recognized as “impressions” are delivered and sponsorship revenues are recognized ratably over their contract period. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s online properties. All revenues are recognized only when collection of the resulting receivable is reasonably assured. The music business, which is accounted for as a discontinued operation, recognizes revenues from the sale of recorded music upon delivery of products to third parties based on F.O.B. destination, less an allowance for returns, cooperative advertising and discounts.

Derivative instruments—The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

amended (“SFAS 133”). The Company utilizes interest rate swaps in order to manage the earnings and cash flow volatility of changes in interest rates. The Company does not use derivative instruments for trading or speculative purposes. The Company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as cash flow hedges. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivative’s gains or losses are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods that the hedged item affects earnings. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in earnings in the period in which the underlying hedged item is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, the derivative instrument would be closed and the resulting gain or loss would be recognized in earnings. At March 31, 2008, all cash flow hedges utilized were highly effective.

Interest allocated to discontinued operations—In accordance with Financial Accounting Standards Board Emerging Issue Task Force Abstract No. 87-24, Allocation of Interest to Discontinued Operations (“EITF No. 87-24”), the Company has allocated interest to discontinued operations based on the amount and the terms of the bank second-lien asset sale bridge loan that will be required to be repaid using management’s estimate of the proceeds to be realized from the sale of assets associated with the discontinued operations. No allocation was made to discontinued operations for interest related to other borrowings.

Deferred financing costs—Deferred financing costs consist of all payments made by the Company in connection with obtaining its merger-related debt, primarily ratings fees, legal fees, audit fees and all costs related to the offering circular and the road show. Deferred financing costs are amortized over the life of the related debt using the effective interest method.

Program rights for television broadcast—Costs incurred in connection with the production of or purchase of rights to programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast beyond a one year period are considered non-current. Program costs are charged to operating expense as the programs are broadcast. The rights fees related to the 2010/2014 World Cups and other interim FIFA events are amortized using the flow of income method.

Legal costs—Legal costs are expensed as incurred.

Advertising and promotional expenses—The Company expenses advertising and promotional costs in the period in which they are incurred.

Share-based compensation—The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Under the fair value provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes Merton model.

Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate is based on data derived from public sources. The

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

expected stock-price volatility, option life and dividend yield assumptions require significant judgment which makes them critical accounting estimates. Based on the recipients and the nature of the awards, the Company believes no forfeiture estimates are required.

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of risk include primarily cash and cash equivalents, trade receivables and financial instruments used in hedging activities. The Company invests cash with high-quality-credit institutions, which limits the amount of credit exposure with any one financial institution. The Company sells its services and products to a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. No one customer represented more than 10% of net revenues of the Company for the three months ended March 31, 2008 and 2007. The Company extends credit based on an evaluation of the customers’ financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The counterparties to the agreements relating to the Company’s financial instruments consist of major, international institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company monitors the credit ratings of such counterparties and limits the financial exposure with any one institution.

Reclassifications—Certain reclassifications, primarily related to discontinued operations, have been made to the prior year financial statements to conform to the current year presentation.

New accounting pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS No. 141R and SFAS No. 160 are effective as of the beginning of the 2009 fiscal year. The Company is currently evaluating the impact of the adoption of SFAS No. 141R and SFAS No. 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on the consolidated financial statements.

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) defers the effective date of FASB Statement No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact that the application of SFAS No. 157 to its nonfinancial assets and liabilities will have on its consolidated financial statements.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

2.	The Merger

On March 29, 2007, Broadcasting Media Partners, Inc. (“Broadcasting Media”), completed its acquisition of the Company pursuant to the terms of the agreement and plan of merger dated as of June 26, 2006 (the “Merger Agreement”), by and among the Company, Broadcasting Media and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), a subsidiary of Broadcasting Media. Umbrella Acquisition and Broadcasting Media were formed by an investor group that includes affiliates of Madison Dearborn Partners LLC, Providence Equity Partners Inc., Saban Capital Group Inc., TPG, and Thomas H. Lee Partners L.P. (collectively the “Sponsors”). To consummate the acquisition, Umbrella Acquisition was merged (the “Merger”) with and into the Company and the Company was the surviving corporation. Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive $36.25 in cash, without interest.

As a result of the Merger, a new basis of accounting was established at March 29, 2007. In effect, Broadcasting Media’s basis in the Company’s assets and liabilities has been pushed down to the Company’s financial statements as of March 31, 2007. The consolidated financial statements and notes identify the results of operations and cash flows using the new basis of accounting as “successor” in such statements with a black line separating that information from the results of operations and cash flows using the basis of accounting prior to the merger transaction and identified as “predecessor” in such statements.

The acquisition was accounted for using the purchase method of accounting as though the Merger closed on March 31, 2007 for convenience purposes to align the Merger transaction date to the accounting close date, considering the insignificant impact to the statement of operations. The statement of operations for the three months ended March 31, 2007 excludes depreciation and amortization of the purchase accounting adjustments and interest in the new debt related to the Merger for the period March 29, 2007 through March 31, 2007.

As a result of the Merger, the common stock, par value $0.01 per share, of Umbrella Acquisition that was issued and outstanding immediately prior to the Merger converted into and became one thousand fully paid shares of common stock, par value $0.01 per share, of the Company and constitutes the only outstanding shares of capital stock of the Company. These issued and outstanding shares of the Company are held by Broadcast Media Partners Holdings, Inc. (“Broadcast Holdings”). The issued and outstanding capital stock of Broadcast Holdings is owned by Broadcasting Media. The issued and outstanding preferred stock of Broadcast Holdings is owned by the Sponsors, co-investors and certain members of management.

In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company booked an estimated liability of $13.2 million, with an offset to goodwill, as part of the application of purchase accounting for involuntary termination of certain key employees in connection with the Merger. At March 31, 2008, the accrued liability remaining was $1.2 million.

The Company has completed its purchase price allocation to broadcast licenses; trade names; multiple subscriber operator contracts and relationships; broadcast affiliate agreements and relationships; advertiser relationships; land and buildings; and liabilities based upon an evaluation of the fair value of assets and liabilities prepared by an independent appraisal firm. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Merger Related Expenses—As a result of the Merger, the Company incurred the following Merger related expenses:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Share-based compensation expense	$—	$46,400	(a)
Change in control payments to employees	174	41,857
Advisory success fee	—	32,786
Legal fees	304	16,097
Other non-compensation expenses	17	4,314
Other compensation expenses	—	2,727

Total Merger related expenses	$495	$144,181

(a)	As a result of the Merger, the Company accelerated approximately $31.9 million of share-based compensation and expensed change in control share-based compensation of $14.5 million.

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

3. Discontinued Operations and Other Disposals

Prior to the completion of the Merger, the Sponsors decided to dispose of the Company’s music recording and publishing business and identified this reporting unit as a discontinued operation. During the first quarter of 2008, the Company identified additional non-core assets of its radio and television reporting units for disposal. Some of these dispositions qualify as discontinued operations, while other dispositions will be associated with the Company’s continuing operations. Dispositions where the Company is exiting a geographic market and where there will be no remaining direct cash flows have been classified as discontinued operations. Dispositions where the Company remains in a geographic market and where significant direct cash flows remain have been classified as continuing operations. The assets and liabilities of all dispositions have been reclassified to held for sale.

For the three months ended March 31, 2008, the Company recorded an impairment charge of approximately $23.1 million related to continuing operations asset dispositions whose book value exceeded estimated net realizable value. The results of operations of discontinued operations have been reclassified to discontinued operations for all periods presented. The Company intends to use the proceeds from all of its dispositions to pay down its $500.0 million bank second-lien asset bridge loan due March 29, 2009. The Company repaid approximately $114.8 million of its $500.0 million bank second-lien asset sale bridge loan in May of 2008.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Results of all discontinued operations are as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net revenues	$28,270	$44,868
(Loss) income from discontinued operations before income taxes(a)	$(97,738)	$2,268
(Benefit) provision for income taxes	(30,688)	1,044

(Loss) income from discontinued operations, net of income taxes	$(67,050)	$1,224

(a)	The three months ended March 31, 2008 includes an impairment charge of approximately $91.9 million, $63.3 million net of income taxes, related to asset dispositions whose book value exceeded estimated net realizable value.

The financial position of the discontinued operations are as follows:

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$8,318	$13,067
Current assets held for sale:
Accounts receivable, net	$24,077	$23,457
Deferred taxes	9,346	9,316
Prepaid and other current assets	24,028	19,824
Property and equipment	6,207	6,197
Intangible assets	28,142	41,270
Other long-term assets	11,634	10,703

	$103,434	$110,767

Non-current assets held for sale:
Property and equipment	$7,340	$6,189
Intangible assets	75,338	147,690

	$82,678	$153,879

Current liabilities held for sale:
Accounts payable and accrued liabilities	$61,372	$63,258
Other long-term liabilities	975	1,009

	$62,347	$64,267

Sale of the Music Division—On May 5, 2008, the Company completed the sale of its music recording and publishing businesses to UMG Recordings, Inc., an entity controlled by Universal Music Group. As previously announced in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 3, 2008, on February 27, 2008, the Company entered into a purchase agreement with Universal to sell its music recording and publishing businesses for the total consideration of $153.0 million (including approximately $13.0 million for working capital), payable to the Company in cash as follows: (i) approximately $113.0 million upon the closing, (ii) $11.5 million upon the first anniversary of the closing, (iii) $12.5 million upon the second anniversary of the closing, (iv) $6.0 million upon the third anniversary of the

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

closing, and (v) $10.0 million upon the fourth anniversary of the closing, subject to purchase price adjustments, as agreed to by the parties. Univision is expected to incur fees and certain obligations of approximately $17.0 million in connection with the transaction.

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

The sale of the music business will generate a material deferred tax asset relating to the excess tax basis the Company has in the music entities. As of March 31, 2008, the Company has not recognized the deferred tax asset since it is not apparent that the difference will reverse in the foreseeable future. Furthermore, if the deferred tax asset is recognized, no tax benefit would be recorded by the Company since the realization of this deferred tax asset will not be more likely than not.

4.	Supplemental Balance Sheet Information

	March 31, 2008	December 31, 2007
Accounts receivable
Accounts receivable	$429,597	$486,408
Less allowances	(19,420)	(14,946)

	$410,177	$471,462

Property and equipment
Land and improvements	$165,890	$165,226
Buildings and improvements	244,162	238,000
Broadcast equipment	152,556	188,688
Furniture, computer and other equipment	105,813	103,318
Capital leases—transponder equipment	27,110	27,110

	695,531	722,342
Accumulated depreciation	(73,515)	(58,210)

	$622,016	$664,132

Accounts Payable and Accrued Liabilities
Trade accounts payable and accruals	$110,070	$115,623
Accrued compensation	43,143	65,241

	$153,213	$180,864

Other Long-Term Liabilities
Swap liability	$306,927	$165,767
Other	58,011	61,026

	$364,938	$226,793

5.	Intangible Assets and Goodwill

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists. The

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

television and radio broadcast licenses have indefinite lives because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the FCC. Over the last five years, all the television and radio licenses that have been up for renewal have been renewed. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. The television and radio broadcast licenses and the related cash flows are expected to continue indefinitely, and as a result the broadcast licenses have an indefinite useful life. In addition, the Company’s trademarks, including Univision®, are well known in the industry and given the Company’s longevity and wide name brand recognition the Company has determined that its trademarks have indefinite economic lives. These broadcast licenses, trademarks and other intangible assets will not be amortized unless circumstances change indicating their useful lives are deemed to no longer be indefinite.

The following is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, estimated amortization expense for the years 2008 through 2013, and goodwill by segment:

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized
Multiple system operator contracts and relationships and broadcast affiliate agreements	$981,700	$43,616	$938,084
Advertiser related intangibles, primarily advertiser contracts	105,300	29,231	76,069
Other amortizable intangibles	1,046	577	469

Total	$1,088,046	$73,424	1,014,622

Intangible Assets Not Being Amortized
Broadcast licenses			5,307,398
Trademarks			610,089
Other intangible assets			1,133

Total			5,918,620

Total intangible assets, net			$6,933,242

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized
Multiple system operator contracts and relationships and broadcast affiliate agreements	$981,700	$32,613	$949,087
Advertiser related intangibles, primarily advertiser contracts	105,300	27,603	77,697
Other amortizable intangibles	1,046	427	619

Total	$1,088,046	$60,643	1,027,403

Intangible Assets Not Being Amortized
Broadcast licenses			5,287,309
Trademarks			610,089
Other intangible assets			1,136

Total			5,898,534

Total intangible assets, net			$6,925,937

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Estimated amortization expense is as follows:

Year	Amount
2008	$50,640
2009	$50,080
2010	$50,076
2011	$50,062
2012	$50,062
2013	$50,062

The Company has various intangible assets that are being amortized on a straight line basis. Advertiser related intangibles are being amortized through 2026, the multiple system operator contracts and relationships and broadcast affiliate agreements and relationships are being amortized through 2027 and 2031, respectively, and other amortizable intangible assets are being amortized through 2010. The Company incurred amortization expense of $12.8 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively. The remaining weighted average amortization period for the amortizable intangibles is approximately 21 years.

The changes in goodwill are as follows:

	Segments
	Television	Radio	Internet	Total
Balance as of December 31, 2007	$6,039,979	$1,129,325	$107,945	$7,277,249
Goodwill impairment	—	(19,495)	—	(19,495)
Purchase accounting adjustments	33,174	(2,044)	—	31,130

Balance as of March 31, 2008	$6,073,153	$1,107,786	$107,945	$7,288,884

6.	Financial Instruments and Fair Value Measures

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value measurements in any new circumstances. The Company was required to apply the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities that are remeasured at least annually on January 1, 2008. The Company will apply the recognition and disclosure provisions of SFAS No. 157 for the nonfinancial assets and nonfinancial liabilities on January 1, 2009.

In order to increase consistency and comparability in fair value measurements and related disclosures under SFAS No. 157, a fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices included

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

within Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data (market-corroborated inputs). If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk) developed based on the best information available in the circumstances. Assumptions about risk include the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique.

Derivative Instruments—During the three months ended March 31, 2008, the Company’s interest rate swaps on its $7 billion variable bank debt and on its $250 million senior note due 2008 were impacted by SFAS No. 157. The Company measures these assets and liabilities on a recurring basis at fair value. The LIBOR swap curve, which is a significant observable input under the guidelines of SFAS No. 157, will continue to be the main input in the determination of the fair value of the Company’s interest rate swaps. However, under SFAS No. 157, the Company is also required to consider the effect of each parties credit risk (credit standing) on the fair value of its hedges in all periods in which the swap asset or liability is measured because those who might hold the Company’s swap liabilities as assets, or swap assets as liabilities, would consider the effect of credit standing in determining the prices they would be willing to pay for similar assets or liabilities.

Below are the assets and liabilities that are measured by the Company in accordance with SFAS No. 157 on a recurring basis as of March 31, 2008:

	Fair Value Measurements at Reporting Date Using
Description	For the Three Months Ended March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$2,228	$—	$2,228	$—

Liabilities:
Interest rate swaps	$306,927	$—	$306,927	$—

Equity Instruments—As of March 31, 2008, the Company owned 15,652,729 shares of Entravision Class U common stock. Since Entravision’s Class U common stock is not publicly traded, the Company accounts for the investment at cost. At March 31, 2008, the Company had an investment in Entravision of $141.5 million and a cost basis of $9.07 per share. The Company monitors Entravision’s Class A common stock, which is publicly traded, as well as Entravision’s operating results, the performance and outlook for the media sector in general and other information available to determine impairment. As part of the consent decree pursuant to which the United States Department of Justice approved the Company’s acquisition of the Hispanic Broadcasting Corporation, the Company is currently required to own not more than 15% of Entravision stock on a fully converted basis, which includes full exercise of employee options and conversion of all convertible securities, and to sell enough of the Company’s Entravision stock so that its ownership of Entravision, on a fully converted basis, does not exceed 10% by March 26, 2009. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

On February 4, 2008, the Company incurred a loss of $1.6 million resulting from the sale of 1.5 million shares of Entravision common stock.

Separately, at March 31, 2008, the Company recorded an impairment charge of $15.1 million on an equity investment in a media company.

7.	Related Party Transactions

On March 29, 2007, the Company entered into a management agreement with Broadcasting Media and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the three months ended March 31, 2008 was $2.9 million and the out-of-pocket expenses were $1.2 million, which are included in selling, general and administrative expenses on the statement of operations. On January 29, 2008, Broadcasting Media entered into a consulting agreement with an entity controlled by the Chairman of the Board of Directors. See Note 11. Share-Based Compensation.

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

8.	Debt

Long-term debt consists of the following as of:

	March 31, 2008	December 31, 2007
Bank senior secured revolving credit facility	$—	$—
Bank senior secured term loan facility	7,000,000	7,000,000
Bank second-lien asset sale bridge loan	500,000	500,000
Bank senior secured draw term loan	200,000	200,000
Senior notes—9.75%/10.50% due 2015	1,500,000	1,500,000
Senior notes—7.85% due 2011	520,088	521,427
Senior notes—3.875% due 2008	246,942	245,554

	9,967,030	9,966,981
Less current portion	(746,942)	(245,554)

Long-term debt	$9,220,088	$9,721,427

The Company has a 7-year, $750.0 million bank senior secured revolving credit facility. Interest will accrue at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is expected to be the three-month LIBOR rate. The amount available to be borrowed under this facility is reduced by the total amount of letters of credit outstanding as of March 31, 2008, which was approximately $32.0 million. There was no balance outstanding on this facility as of March 31, 2008.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

On April 7, 2008, the Company borrowed $700.0 million from its seven year, $750.0 million bank senior secured revolving credit facility. The borrowing is at LIBOR plus an applicable margin. Although the Company has no immediate needs for additional liquidity, in light of current financial market conditions, the Company drew on the facility to provide it with greater financial flexibility. After giving effect to outstanding letters of credit, the Company has approximately $18.0 million remaining under the senior secured revolving credit facility available for letters of credit and other general corporate purposes. The cash proceeds of the borrowing are currently maintained in highly liquid short-term investments. The Company may potentially use a portion of the borrowing (which cannot exceed $250.0 million), to pay down its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009. The Company repaid approximately $114.8 million of its $500.0 million bank second-lien asset sale bridge loan in May of 2008.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of March 31, 2008 was 7.13%. Interest is paid on January 31, April 30, July 31 and October 31. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012.

In April and August 2007, the Company entered into $5 and $2 billion three- and two-year, respectively, interest rate swaps on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. These interest rate swaps are accounted for as cash flow hedges that are highly effective. As of March 31, 2008, the Company had a swap liability totaling $306.9 million, which is included in other long-term liabilities on the balance sheet. For the three months ended March 31, 2008, the charge for the cash flow hedge, net of income taxes, in other comprehensive loss was $84.7 million.

The bank second-lien asset sale bridge loan is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three-month LIBOR rate. The applicable interest rate as of March 31, 2008 was 5.20%. Interest is paid on a monthly basis. The Company intends to use the proceeds from the sale of its music recording and publishing businesses together with the proceeds from the sale of certain non-core television and radio stations, investments and real estate, and may potentially use borrowings under its bank senior secured revolving credit facility (which cannot exceed $250.0 million), to pay down its $500.0 million bank second-lien asset bridge loan due March 29, 2009. See Note 3. Discontinued Operations and Other Disposals concerning the pay down of the bank second-lien asset sale bridge loan.

The Company has a 7.5 year, $450 million bank senior secured draw term loan facility, which is available for a limited time to repay the Company’s senior notes that existed prior to the Merger and remain outstanding. On October 15, 2007, the Company paid down its senior notes due 2007. The Company had $200 million outstanding under this facility as of March 31, 2008. The applicable rate is the three-month LIBOR rate plus an applicable margin. The applicable interest rate as of March 31, 2008 was 4.95%. Interest is paid on a monthly basis. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

On April 9, 2008, the Company borrowed the remaining $250.0 million from its 7.5 year, $450.0 million bank senior secured draw term loan facility, which is available to repay the Company’s senior notes due October 2008. The Company intends to use the borrowing to repay the Company’s senior notes due October 2008 on their maturity date. After the draw down, there is no remaining credit available under the senior secured draw term loan facility. The cash proceeds of the borrowing are currently maintained in highly liquid short-term investments.

The 9.75% senior notes are 8 year notes due 2015, totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes was paid in cash on September 15, 2007. For any interest period thereafter through March 15, 2012, the Company may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The notes bear interest at 9.75% and PIK interest will accrue at 10.50%. These senior notes pay interest on March 15th and September 15th each year. As of March 31, 2008, the Company has not elected the PIK option on these notes.

The Company’s 7.85% senior notes due 2011 bear interest at 7.85% per annum. These senior notes pay interest on January 15th and July 15th of each year.

The Company has $250 million of senior notes due in October 2008, which bear interest at the rate of 3.875% per annum. The interest is payable on the senior notes in cash on April 15th and October 15th of each year. The Company intends to use the $250.0 million of borrowings from the bank senior secured draw term loan facility, made on April 9, 2008, to repay these senior notes on their maturity date.

When the Company issued the senior notes due 2008, it entered into two fixed-to-floating interest rate swaps. Following the Merger, these two swaps no longer qualified for hedge accounting. During the three months ended March 31, 2008, the Company recognized a $1.8 million benefit related to the changes in the fair value of these swaps. This $1.8 million benefit is reported in interest expense in the Company’s statement of operations. At March 31, 2008, the Company had a swap asset of $2.2 million reported in prepaid expenses and other assets on the balance sheet, related to the interest rate swaps on the 2008 senior notes.

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

The Senior Secured Credit Facilities and the senior notes contain various covenants and a breach of any covenant could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under the Company’s Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the Company’s Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral. The Company is in compliance with its bank credit agreement as of March 31, 2008. Beginning June 30, 2008, the Company will be subject to certain customary financial covenants under its bank credit agreement, which the Company expects to be in compliance with at such date.

Additionally, the Senior Secured Credit Facilities contain certain restrictive covenants which, among other things, limit the incurrence of investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

The subsidiary guarantors under the Company’s bank senior secured term loan facility and senior notes are all of the Company’s domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The bank senior secured term loan facility and senior notes are secured by, among other things (a) a first priority security interest in substantially all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory, and other tangible and intangible assets, subject to certain customary exceptions; (b) a pledge of (i) all of the Company’s present and future capital stock and the present and future capital stock of each of the Company’s and each subsidiary guarantor’s direct domestic subsidiaries and (ii) 65% of the voting stock of each of the Company’s and each guarantor’s material direct foreign subsidiaries, subject to certain exception including to avoid certain reporting obligations; and (c) all proceeds and products of the property and assets described above. The bank second-lien asset sale bridge loan is secured by a second priority security interest in all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, securing the other secured credit facilities.

The Company’s senior notes due 2008 and 2011 that were outstanding prior to the Merger and remain outstanding, as a result of the Merger are secured on an equal and ratable basis with the Senior Secured Credit Facilities.

9.	Income Taxes

The Company’s effective tax rate from continuing operations of approximately 25.4% differs from the statutory rate primarily due to nondeductible tax differences that reduce the tax benefit from current period losses.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

The Company’s gross unrecognized tax benefits can be summarized as follows:

(dollars in millions)
Balance as of January 1, 2008	$28.2
Additions for tax positions taken during the current period	1.4

Balance as of March 31, 2008	$29.6

If the unrecognized tax benefits were recognized in a future period, the Company does not believe its effective income tax rate would materially change. The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. For the first quarter ending March 31, 2008, the Company recognized approximately $0.2 million in interest expense, net of taxes. As of March 31, 2008, the Company had accrued interest of $1.3 million related to uncertain tax positions.

The Company is subject to U.S. federal income tax as well as multiple state jurisdictions. The Company has substantially concluded all U.S. federal matters through 2004. All material state matters have been concluded through 2001.

10.	Stockholders’ Equity

Comprehensive Loss

Comprehensive loss includes net loss, foreign currency translation adjustments and unrealized losses on certain derivative financial instruments.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net loss	$(166,204)	$(67,020)

Other comprehensive loss:
Cash flow hedges, net of income taxes	(84,696)	—
Foreign currency	(2)	1,657

Comprehensive loss	$(250,902)	$(65,363)

11.	Share-Based Compensation

Total compensation cost related to restricted stock awards was approximately $1.2 million for the three months ended March 31, 2008. Unamortized compensation cost related to restricted stock awards was $6.9 million and the weighted average period over which it is expected to be recognized is approximately 1.5 years.

Total compensation cost related to stock option awards was approximately $0.1 million for the first quarter ended March 31, 2008. Unamortized compensation cost related to stock option awards was $2.0 million and the weighted average period over which it is expected to be recognized is approximately 4.0 years.

On January 29, 2008, Broadcasting Media entered into a consulting agreement with an entity controlled by Univision’s Chairman of the Board of Directors. The agreement will pay up to 3% of defined appreciation

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

realized by the Sponsors and co-investors on their investments in Broadcasting Media and Broadcast Holdings in excess of certain preferred returns and performance thresholds, which increase over time. This agreement has been accounted for in accordance with the provisions of SFAS No. 123(R). Changes, either increases or decreases, in the defined appreciation in excess of the preferred returns and performance thresholds between the date of the consulting agreement and a liquidation event results in a change in the measure of consulting expense. The term of the consulting agreement is indefinite, subject to the right of either party to terminate the agreement. The Company recognized consulting expense of $0.3 million for the three months ended March 31, 2008.

12.	Commitments and Contingencies

Televisa Program License Agreement (“PLA”) Litigation—Televisa and the Company are parties to the PLA, which provides the Company’s three television networks with a majority of prime time programming and a substantial portion of their overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by the Company of the PLA, including breach for its alleged failure to pay Televisa royalties attributable to revenues from certain programs and from the use of unsold time to promote assets, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement (a soccer rights side-letter to the PLA), a claim that the Company did not cooperate with various Televisa audit rights and efforts and a claim that the Company has not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use the Company’s unsold advertising inventory. Televisa sought monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against the Company’s alteration of Televisa programming without Televisa’s consent. In June 2005, the Company made a payment under protest to Televisa of $1.5 million. On August 15, 2005, the Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

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

For the three months ended March 31, 2008 and 2007, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $2.8 million and $2.2 million, respectively. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines. On

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

October 16, 2007, acting upon another stipulation of the parties and recommendation by the Special Master, the Court once again continued the trial date and related deadlines. On April 28, 2008, at the request of the parties, the trial was again continued and is now scheduled to begin on July 1, 2008.

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

13.	Business Segments

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Presented below is segment information pertaining to the Company’s television, radio and Internet businesses:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net revenue:
Television	$365,209	$340,944
Radio	85,787	83,349
Internet	7,832	9,435

Consolidated	458,828	433,728

Direct operating expenses (excluding depreciation and amortization):
Television	144,798	135,974
Radio	23,059	19,810
Internet	4,012	3,761

Consolidated	171,869	159,545

Selling, general and administrative expenses (excluding depreciation and amortization):
Television	112,610	98,402
Radio	41,067	38,232
Internet	4,500	4,811

Consolidated	158,177	141,445

Impairment losses:
Television	1,646	—
Radio	21,462	—
Internet	—	—

Consolidated	23,108	—

Merger related expenses:
Television	495	138,521
Radio	—	5,660
Internet	—	—

Consolidated	495	144,181

Voluntary contribution per FCC consent decree:
Television	—	24,000
Radio	—	—
Internet	—	—

Consolidated	—	24,000

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Depreciation and amortization:
Television	24,001	16,705
Radio	2,153	2,636
Internet	2,005	547

Consolidated	28,159	19,888

Operating income (loss):
Television	81,659	(72,658)
Radio	(1,954)	17,011
Internet	(2,685)	316

Consolidated	$77,020	$(55,331)

OIBDA:
Television	$129,561	$119,345
Radio	22,044	26,407
Internet	(680)	1,010

Consolidated	$150,925	$146,762

Capital expenditures:
Television	$6,735	$12,324
Radio	3,678	2,917
Internet	44	158

Consolidated	$10,457	$15,399

	March 31, 2008	December 31, 2007
Total Assets:
Television	$11,630,598	$11,825,027
Radio	4,147,909	4,171,674
Internet	176,499	183,524
Assets held for sale	194,430	277,713

Consolidated	$16,149,436	$16,457,938

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(continued)

March 31, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

OIBDA is not, and should not be used as, an indicator of or alternative to operating income (loss) or net loss as reflected in the consolidated financial statements. It is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of OIBDA may vary among companies and industries it should not be used as a measure of performance among companies. The Company is providing on a consolidated basis a reconciliation of adjusted operating income before depreciation and amortization to operating income (loss), which is the most directly comparable GAAP financial measure, for the periods presented in the segmental disclosure:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Adjusted operating income before depreciation and amortization	$150,925	$146,762
Depreciation and amortization	28,159	19,888
Share-based compensation expense	1,639	4,880
Televisa litigation costs, payments under protest and other license fee overcharges	8,269	6,577
Merger related expenses	495	144,181
Voluntary contribution per FCC consent decree	—	24,000
Impairment losses	23,108	—
Restructuring costs	5,601	—
Business optimization expenses	2,129	2,567
Sponsor expense	1,207	—
Management fee	2,915	—
Purchase accounting adjustments related to leases	383	—

Operating income (loss)	$77,020	$(55,331)

Part I, Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Univision Communications Inc., together with its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), has continuing operations in three business segments:

•

Television: The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the owned and/or operated television stations and the Galavisión cable television network. For the three months ended March 31, 2008, the television segment accounted for approximately 80% of the Company’s net revenues.

•

Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the three months ended March 31, 2008, the radio segment accounted for approximately 19% of the Company’s net revenues.

•

Internet: Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the three months ended March 31, 2008, the Internet segment accounted for approximately 1% of the Company’s net revenues.

On March 29, 2007, Broadcasting Media Partners, Inc. (“Broadcasting Media”), completed its acquisition of the Company pursuant to the terms of the agreement and plan of merger dated as of June 26, 2006 (the “Merger Agreement”), by and among the Company, Broadcasting Media and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), a subsidiary of Broadcasting Media. Umbrella Acquisition and Broadcasting Media were formed by an investor group that includes affiliates of Madison Dearborn Partners, LLC, Providence Equity Partners Inc., Saban Capital Group Inc., TPG, and Thomas H. Lee Partners, L.P. (collectively the “Sponsors”). To consummate the acquisition, Umbrella Acquisition was merged (the “Merger”) with and into the Company and the Company was the surviving corporation. Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive $36.25 in cash, without interest.

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

The Company is divesting of certain non-core television and radio stations, investments and excess real estate as well as its music business. The Company completed the sale of its music business on May 5, 2008. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

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

Description of Direct Operating Expenses

Direct operating expenses consist primarily of programming, license fees, news and technical costs. License fees related to our program license agreements (the “PLA”) with Grupo Televisa S.A. and its affiliates

(“Televisa”) and affiliates of Corporación Venezolana del Television, C.A. (VENEVISION) (“Venevision”) account for approximately 15% and 16% of our total direct operating and selling, general and administrative expenses, excluding Merger related expenses for the three months ended March 31, 2008 and 2007, respectively.

Description of Selling, General and Administrative Expenses

Selling, general and administrative expenses include selling, research, promotions, Televisa litigations costs, management fee and other general and administrative expenses.

Factors Affecting Our Results

Televisa Program License Agreement Litigation

Televisa and the Company are parties to the PLA, which provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. In June 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa. Televisa’s current claims include breach for our alleged failure to pay Televisa royalties attributable to revenues from certain programs and from our use of unsold time to promote assets, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA (the “Soccer Agreement”), a claim that we did not cooperate with various Televisa audit rights and efforts and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa sought monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. For three months ended March 31, 2008 and 2007, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $2.8 million and $2.2 million, respectively. Televisa is also seeking a declaration that the Company is in material breach of the PLA and the Soccer Agreement and that Televisa has the right to suspend or terminate its performance under such agreements. We do not believe we are in breach of our agreements with Televisa and certainly not in material breach. The Company has filed an answer and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines. On October 16, 2007, acting upon another stipulation of the parties and recommendation by the Special Master, the Court once again continued the trial date and related deadlines. On April 28, 2008, at the request of the parties, the trial was again continued and is now scheduled to begin on July 1, 2008.

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

Merger Related Expenses

The Company accounted for its merger-related payments, incurred in connection with the Merger, primarily as either deferred financing costs recorded as an asset in the balance sheet or merger related expenses, which were expensed in the statement of operations. Deferred financing costs consist of all payments made by the Company in connection with obtaining its merger-related debt, primarily ratings fees, legal fees, audit fees and all costs related to the offering circular and the road show. All other costs were expensed in the statement of operations by the Company as merger related expenses such as the success and opinion fees, change in control severance payments, the solvency opinion fee, legal fees, audit fees, appraisal fees and tax fees.

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

Management Fee Agreement

On March 29, 2007, the Company entered into a management agreement with Broadcasting Media and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the three months ended March 31, 2008 was $2.9 million and the out-of-pocket expenses were $1.2 million, both of which are included in selling, general and administrative expenses on the statement of operations.

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

Program Costs for Television Broadcast

Program costs pursuant to the PLAs are expensed monthly by the Company as a license fee, which is based principally on a percentage of the Company’s television combined net time sales, as defined in the PLA. The Company has expensed its payments made under protest to Televisa, discussed previously in “Notes to Condensed Consolidated Financial Statements – 12. Commitments and Contingencies.” Depending on the outcome of the litigation, the Company may recover some or all of these payments. Also, the Company may be required to pay additional license fees on certain programming that is currently being excluded from the license fee calculation.

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

Accounting for Intangibles and Long-Lived Assets

For purposes of performing the impairment test of goodwill, we established the following reporting units: television, radio, music and Internet. The Company compares the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company also compares the fair value of indefinite lived intangible assets to their carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS No. 141R and SFAS No. 160 are effective as of the beginning of the 2009 fiscal year. The Company is currently evaluating the impact of the adoption of SFAS No. 141R and SFAS No. 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on the consolidated financial statements.

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” defers the effective date of FASB Statement No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact that the application of SFAS No. 157 to its nonfinancial assets and liabilities will have on its Consolidated Financial Statements.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

In comparing our results of operations for the three months ended March 31, 2008 (“2008”) with those ended March 31, 2007 (“2007”), the following should be noted:

•

In 2008 and 2007, the Company incurred Merger related expenses of $0.5 and $144.2 million, respectively. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger.

•	In the first quarter of 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

•

In 2008 and 2007, the Company recorded selling, general and administrative expenses of $5.5 and $4.4 million, respectively, for Televisa litigation costs regarding its PLA and direct operating expenses of $2.8 and $2.2 million, respectively, for payments made under protest and other license fee overcharges to Televisa.

•

In the first quarter of 2008, the Company recorded an impairment loss of $23.1 million related to assets held for sale from continuing operations. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

•	In the first quarter of 2008, the Company recorded losses on investments of $17.2 million.

•

In 2008, the Company recorded management fee expense of $2.9 million payable to affiliates of the Sponsors and $1.2 million of out-of-pocket expenses, which are included in selling, general and administrative expenses. See “Notes to Condensed Consolidated Financial Statements—7. Related Party Transactions.”

•

In 2008 and 2007, the Company’s selling, general and administrative expenses include share-based compensation costs of $1.6 and $4.3 million, respectively. The Company’s direct operating expenses include share-based compensation costs of $0.6 million for the three months ended March 31, 2007.

•	In 2008 and 2007, the Company recorded $2.2 and $2.6 million, respectively, of business optimization expense, primarily related to the implementation of the Oracle system.

Net revenues. Net revenues were $458.8 million in 2008 compared to $433.7 million, an increase of $25.1 million or 5.8%. The Company’s television segment revenues were $365.2 million in 2008 compared to $340.9 million in 2007, an increase of $24.3 million or 7.1%. The growth was primarily attributable to the Company’s television networks, resulting from increased viewership. The owned-and-operated stations also had increased revenues attributable primarily to the Los Angeles, New York, Puerto Rico, San Antonio, and Houston markets, while most of the remaining markets also had increased revenues. The Company’s radio segment had revenues of $85.8 million in 2008 compared to $83.4 million in 2007, an increase of $2.4 million or 2.9%. The growth was attributable primarily to the stations in the Dallas, New York, Austin, Puerto Rico and increased network revenues. The Company’s Internet segment had revenues of $7.8 million in 2008 compared to $9.4 million in 2007, a decrease of $1.6 million or 17%, primarily related to a decrease in nonsearch Internet advertising.

Expenses. Direct operating expenses increased to $171.9 million in 2008 from $159.6 million in 2007, an increase of $12.3 million or 7.7%. The Company’s television segment direct operating expenses were $144.8 million in 2008 compared to $136.0 million in 2007, an increase of $8.8 million or 6.5%. The increase is due to increased programming costs of $5.0 million, increased license fee expense of $3.3 million paid under our PLA and an increase in payments made under protest and other license fee overcharges to Televisa of $0.5 million. The Company’s radio segment had direct operating expenses of $23.1 million in 2008 compared to $19.8 million in 2007, an increase of $3.2 million or 16.4%. The increase is due to increased programming costs of $2.9 million and technical costs of $0.3 million. The Company’s Internet segment had direct operating expenses of $4.0 million in 2008 compared to $3.7 million in 2007, an increase of $0.3 million or 6.7%. The increase is due primarily to increased technical costs. As a percentage of net revenues, the Company’s direct operating expenses increased to 37.5% in 2008 from 36.8% in 2007.

Selling, general and administrative expenses increased to $158.2 million in 2008 from $141.4 million in 2007, an increase of $16.7 million or 11.8%. The Company’s television segment selling, general and administrative expenses were $112.6 million in 2008 compared to $98.4 million in 2007, an increase of $14.2 million or 14.4%. The increase is due primarily to increased Televisa litigation costs of $1.1 million, a management fee payable to affiliates of the Sponsors of $2.9 million, bad debt expense of $1.6 million, increased compensation costs of $0.7 million and increased research and promotion costs of $1.1 million. The Company’s radio segment had selling, general and administrative expenses of $41.1 million in 2008 compared to $38.2 million in 2007, an increase of $2.8 million or 7.4%. The increase is due to increased promotions costs of $1.5 million and increased selling costs of $1.1 million. The Company’s Internet segment had selling, general and administrative expenses of $4.5 million in 2008 compared to $4.8 million in 2007, a decrease of $0.3 million or 6.5%. The decrease is due primarily to a decrease in bad debt expense of $0.7 million and an increase in selling costs of $0.4 million. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased to 34.5% in 2008 from 32.6% in 2007.

Merger related expenses. In 2008 and 2007, the Company incurred Merger related expenses of $0.5 million and $144.2 million. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements—2. The Merger.”

Impairment losses. In the first quarter of 2008, the Company recorded an impairment loss of $23.1 million related to continuing operations asset dispositions whose book value exceeded net realizable value. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

Voluntary contribution per FCC consent decree. In 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

Depreciation and amortization. Depreciation and amortization increased to $28.2 million in 2008 from $19.9 million in 2007, an increase of $8.3 million or 41.6%. The Company’s depreciation expense decreased to $15.4 million in 2008 from $19.2 million in 2007, a decrease of $3.9 million primarily related to decreased capital expenditures and an increase in the depreciable lives of certain tangible assets as a result of the Merger. The Company had amortization of intangible assets of $12.8 million and $0.6 million in 2008 and 2007, respectively, an increase of $12.2 million. The allocation of the purchase price related to the Merger affected both tangible and amortizable intangible assets. See “Notes to Condensed Consolidated Financial Statements—5. Intangible Assets and Goodwill.” Depreciation and amortization expense for the television segment increased by $7.3 million to $24.0 million in 2008 from $16.7 million in 2007 due to an increase in amortization expense from the purchase accounting adjustments of the intangible assets related to multiple system operator contracts and relationships, broadcast affiliate agreements, and advertiser related intangible assets. Depreciation and amortization expense for the radio segment decreased by $0.5 million to $2.2 million in 2008 from $2.7 million in 2007 primarily due to an increase in the depreciable lives of certain tangible assets as a result of the Merger. Depreciation and amortization expense for the Internet segment was $2.0 million in 2008 and $0.5 million in 2007 due to an increase in intangible amortization expense.

Operating income (loss). As a result of the factors discussed, in particular the factors highlighted in the adjusted operating income before depreciation and amortization section below, operating income increased to $77.0 million in 2008 from an operating loss of $55.3 million in 2007, an increase of $132.3 million. The Company’s television segment had operating income of $81.7 million in 2008 compared to an operating loss of $72.7 million in 2007, an increase of $154.3 million. The Company’s radio segment had an operating loss of $2.0 million in 2008 compared to operating income of $17.0 million in 2007, a decrease of $19.0 million. The Company’s Internet segment had and operating loss of $2.7 million in 2008 compared to operating income of $0.3 million in 2007, a decrease of $3.0 million.

Interest expense, net. Interest expense increased to $181.8 million in 2008 from $17.9 million in 2007, an increase of $163.9 million. The increase is due primarily to an increase in borrowings in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements—8. Debt.”

Loss on investments. Consists of an impairment charge of $15.1 million on an equity investment in a media company, realized losses of $1.6 million on the sale of Entravision stock in February 2008 and unrealized losses of $0.5 million.

Benefit for income taxes. In 2008, the Company reported an income tax benefit of $33.8 million related to deferred taxes. In 2007, the Company reported an income tax benefit of $5.9 million, representing the net of $26.4 million of current tax benefit and $20.5 million of deferred tax provision. The Company’s effective tax benefit rate of 25.4% in 2008 is different from the effective tax benefit rate of 8.0% in 2007 due primarily to the pre-tax loss and non-deductibility of certain Merger related expenses recorded in 2007.

(Loss) income from discontinued operations, net of income tax. The Company reported a net loss from discontinued operations in 2008 of $67.1 million compared to net income of $1.2 million in 2007 related to its music business and non-core television and radio assets held for sale. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

Net loss. As a result of the above factors, the Company reported a net loss of $166.2 million in 2008 and $67.0 million in 2007.

Adjusted operating income before depreciation and amortization (“OIBDA”). OIBDA increased to $150.9 million in 2008 from $146.8 million in 2007, an increase of $4.1 million or 2.8%. The increase is based on the net revenue and operating expense explanations above, along with the matters noted in the overview. As a percentage of net revenues, the Company’s OIDBA decreased to 32.9% in 2008 from 33.8% in 2007.

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

The table below summarizes the reconciliation of adjusted operating income before depreciation and amortization to operating income (loss).

In millions	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
OIBDA	$150.9	$146.8
Depreciation and amortization	28.1	19.9
Merger related expenses	0.5	144.2
Impairment losses	23.1	—
Voluntary contribution per FCC consent decree	—	24.0
Management fee	2.9	—
Share-based compensation expense	1.6	4.9
Televisa litigation costs, payments under protest and other license fee overcharges	8.3	6.5
Restructuring costs	5.6	—
Business optimization expenses	2.2	2.6
Sponsor expenses	1.2	—
Purchase accounting adjustments related to leases	0.4	—

Operating income (loss)	$77.0	$(55.3)

Liquidity and Capital Resources

Cash Flows

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service will be provided by funds from operations. Capital expenditures historically have been, and we expect will continue to be, provided by funds from operations and by borrowings. Cash and cash equivalents were $127.2 million at March 31, 2008 and $226.2 million at December 31, 2007. The decrease of $99.0 million was attributable to net cash used in operating activities of $78.4 million, $19.0 million for the purchase of an Austin radio station, capital expenditures of $10.5 million and other uses of funds of $1.5 million offset by proceeds from the sale of the Company’s Entravision stock of $10.4 million.

In addition to the sale of our music business which was consummated on May 5, 2008, we intend to sell certain non-core assets, including certain non-core television and radio stations, investments and excess real estate. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

Capital Expenditures

Capital expenditures totaled $10.5 million for the three months ended March 31, 2008. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. For the year 2008, the Company plans on spending a total of approximately $100.0 million, which is expected to consist of $18.0 million for television station facilities primarily in Fresno and Puerto Rico; $24.0 million for Univision and TeleFutura Network upgrades and facilities expansion; $17.0 million related to television station transmitter projects; $11.0 million primarily for radio station facility upgrades; and approximately $30.0 million primarily for normal capital improvements.

Debt Instruments

The Company has a 7-year, $750.0 million bank senior secured revolving credit facility. Interest will accrue at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is expected to be the three-month LIBOR rate. The amount available to be borrowed under this facility is reduced by the total amount of letters of credit outstanding as of March 31, 2008, which was approximately $32.0 million. There was no balance outstanding on this facility as of March 31, 2008.

On April 7, 2008, the Company borrowed $700.0 million from its seven year, $750.0 million bank senior secured revolving credit facility. The borrowing is at LIBOR plus an applicable margin. Although the Company has no immediate needs for additional liquidity, in light of current financial market conditions, the Company drew on the facility to provide it with greater financial flexibility. After giving effect to outstanding letters of credit, the Company has approximately $18.0 million remaining under the senior secured revolving credit facility available for letters of credit and other general corporate purposes. The cash proceeds of the borrowing are currently maintained in highly liquid short-term investments. The Company may potentially use a portion of the borrowing (which cannot exceed $250.0 million), to pay down its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009. As a result of the closing of the Company’s music business sale and other dispositions, the Company repaid approximately $114.8 million of its $500.0 million bank second-lien asset sale bridge loan in May of 2008.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of March 31, 2008 was 7.13%. Interest is paid on January 31, April 30, July 31 and October 31. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012.

In April and August 2007, the Company entered into $5 and $2 billion three- and two-year, respectively, interest rate swaps on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. These interest rate swaps are accounted for as cash flow hedges that are highly effective. As of March 31, 2008, the Company had a swap liability totaling $306.9 million, which is included in other long-term liabilities on the balance sheet. For the three months ended March 31, 2008, the charge for the cash flow hedge, net of income taxes, in other comprehensive loss was $84.7 million.

The bank second-lien asset sale bridge is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three-month LIBOR rate. The applicable interest rate as of March 31, 2008 was 5.20%. Interest is paid on a monthly basis. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals” concerning the pay down of the bank second-lien asset sale bridge loan.

The Company has a 7.5 year, $450 million bank senior secured draw term loan facility, which is available for a limited time to repay the Company’s senior notes that existed prior to the Merger and remain outstanding. On October 15, 2007, the Company paid down its senior notes due 2007 and had $200 million outstanding under this facility as of March 31, 2008. The applicable rate is the three-month LIBOR rate plus an applicable margin. The applicable interest rate as of March 31, 2008 was 4.95%. Interest is paid on a monthly basis. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012.

On April 9, 2008, the Company borrowed $250.0 million from its 7.5 year, $450.0 million bank senior secured draw term loan facility, which is available to repay the Company’s senior notes due October 2008. The Company intends to use the borrowing to repay the Company’s senior notes due October 2008 on their maturity date. After the draw down, there is no remaining credit available under the senior secured draw term loan facility. The cash proceeds of the borrowings are currently maintained in highly liquid short-term investments.

The 9.75% senior notes are 8 year notes due 2015, totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes was paid in cash on September 15, 2007. For any interest period thereafter through March 15, 2012, we may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The notes bear interest at 9.75% and PIK interest will accrue at 10.50%. These senior notes pay interest on March 15th and September 15th each year, beginning September 15, 2007. As of March 31, 2008 the Company has not elected the PIK option on these notes.

The Company’s 7.85% senior notes due 2011 bear interest at 7.85% per annum. These senior notes pay interest on January 15th and July 15th of each year.

The Company has $250 million of senior notes due in 2008, which bear interest at the rate of 3.875% per annum. The interest is payable on the senior notes in cash on April 15th and October 15th of each year. The Company intends to use the $250.0 million of borrowings from the bank senior secured draw term loan facility, made on April 9, 2008, to repay these senior notes on their maturity date.

When the Company issued the senior notes due 2008, it entered into two fixed-to-floating interest rate swaps. Following the Merger, these two swaps no longer qualified for hedge accounting. During the three months ended March 31, 2008, the Company recognized a $1.8 million benefit related to the changes in the fair value of these swaps. This $1.8 million benefit is reported in interest expense in the Company’s statement of operations. At March 31, 2008, the Company had a swap asset of $2.2 million reported in prepaid expenses and other assets on the balance sheet, related to the interest rate swaps on the 2008 senior notes.

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

The Senior Secured Credit Facilities and the senior notes contain various covenants and a breach of any covenant could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under our Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under our Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral. The Company is in compliance with its bank credit agreement as of March 31, 2008. Beginning June 30, 2008, the Company will be subject to certain customary financial covenants under its bank credit agreement, which the Company expects to be in compliance with at such date.

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

Entravision Investment

As a result of the Merger on March 29, 2007, the Company increased the value of its Entravision investment by $33.4 million from $122.1 million to $155.5 million, which was the fair value of the Company’s investment in Entravision on the date of the Merger based on the closing stock price on that date of $9.07. Entravision’s stock price on March 31, 2008 was $6.66. The Company monitors the Entravision stock price, its operating results, the performance and outlook for the media sector in general and other information available to determine impairment. The future sale of the stock will have no impact on the Company’s existing television station affiliation agreements with Entravision.

As part of the consent decree pursuant to which the United States Department of Justice approved the Company’s acquisition of the Hispanic Broadcasting Corporation, the Company is currently required to own not more than 15% of Entravision stock on a fully converted basis, which includes full exercise of employee options and conversion of all convertible securities, and to sell enough of the Company’s Entravision stock so that its ownership of Entravision, on a fully converted basis, does not exceed 10% by March 26, 2009.

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

Below is a summary of the Company’s major contractual payment obligations as of March 31, 2008:

Major Contractual Obligations

As of March 31, 2008

	Payments Due By Period
	2008	2009	2010	2011	2012	Thereafter	TOTAL
	(In thousands)
Bank senior secured revolving credit facility(e)	$—	$—	$—	$—	$—	$—	$—
Bank senior secured term loan facility	—	—	131,250	175,000	96,250	6,597,500	7,000,000
Bank senior secured term loan facility interest(a)	374,109	498,810	400,712	337,477	330,438	597,279	2,538,825
Bank second-lien asset sale bridge loan(f)	—	500,000	—	—	—	—	500,000
Bank second-lien asset sale bridge loan interest(a)	19,503	4,333	—	—	—	—	23,836
Bank senior secured draw term loan(d)	—	—	3,750	5,000	2,750	188,500	200,000
Senior secured draw term loan interest(a)	10,519	22,275	22,171	21,649	21,217	36,635	134,466
Senior notes	250,000	—	—	500,000	—	1,500,000	2,250,000
Senior notes interest-fixed(b)	92,750	185,500	185,500	185,500	146,250	365,625	1,161,125
Senior notes interest-variable(a)	9,252	—	—	—	—	—	9,252
Programming(c)	51,229	65,836	100,871	27,593	27,713	156,417	429,659
Operating leases	26,060	32,854	30,532	28,769	27,508	114,422	260,145
Capital leases	5,530	8,277	8,277	8,277	8,277	92,462	131,100
Research services	20,101	21,393	21,038	22,352	3,763	—	88,647
Music license fees	11,775	11,629	—	—	—	—	23,404
Other	2,682	2,889	2,699	1,905	849	3,373	14,397

	$873,510	$1,353,796	$906,800	$1,313,522	$665,015	$9,652,213	$14,764,856

(a)	Interest expense is based on the LIBOR rate plus cost margins applicable to each loan at March 31, 2008.
(b)	Interest expense does not assume that the Company will exercise the PIK option available under its $1.5 billion senior note.

(c)	Amounts exclude the license fees that will be paid in accordance with the PLA, which is based primarily on 15% of Combined Net Time Sales as defined in the PLAs. Amounts include broadcast rights’ costs for the 2010 and 2014 World Cup and other FIFA events.
(d)	The table does not take into account the April 9, 2008, $250.0 million borrowing.
(e)	The table does not take into account the April 7, 2008, $700.0 million borrowing.
(f)	The Company repaid approximately $114.8 million of its $500.0 million bank second-lien asset sale bridge loan in May of 2008.

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. We undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date that the forward looking statement was made.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include: failure to service our debt; cancellation, reductions or postponements of advertising; possible strikes or other union job actions; failure of our new or existing businesses to produce projected revenues or cash flows; our reliance on Televisa for a significant amount of our network programming and our pending litigation with Televisa; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the Federal Communications Commission (“FCC”); a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; unanticipated interruption in our broadcasting for any reason, including acts of terrorism; write downs of the carrying value of assets due to impairment; inability to repay or refinance our bank second-lien asset sale bridge loan if we are unable to sell our other non-core assets for as much as we estimated or at all; and a failure to achieve profitability, growth or anticipated cash flows from acquisitions.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in “Risk Factors” contained in the Company’s December 31, 2007 Annual Report on Form 10-K.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company’s overall interest rate exposure is on $250.0 million of its 2008 senior notes, $200 million bank senior secured draw term loan and $500 million of second-lien asset sale bridge loan at March 31, 2008. A change of 10% in interest rates would have an impact of approximately $4 million on pre-tax earnings and pre-tax cash flows over a one-year period related to these borrowings. The Company has an immaterial foreign exchange exposure in Mexico.

On April 7, 2008, the Company borrowed $700.0 million from its seven year, $750.0 million bank senior secured revolving credit facility and on April 9, 2008, the Company borrowed $250.0 million from its 7.5 year, $450.0 million bank senior secured draw term loan facility, which is available to repay the Company’s senior notes due October 2008 (See “Notes to Condensed Consolidated Financial Statements—8. Debt.”). A change of 10% in interest rates would have an impact of approximately $5 million on pre-tax earnings and pre-tax cash flows over a one-year period related to these borrowings.

On October 15, 2003, the Company issued 3.875% senior notes that have a face value of $250.0 million. These senior notes will mature on October 15, 2008. When the Company issued the senior notes due 2008, it entered into two fixed-to-floating interest rate swaps. Following the Merger, these two swaps no longer qualified for hedge accounting. During the three months ended March 31, 2008, the Company recognized a $1.8 million benefit related to the changes in the fair value of these swaps. This $1.8 million benefit is reported in interest expense in the Company’s statement of operations. At March 31, 2008, the Company had a swap asset of $2.2 million reported in prepaid expenses and other assets on the balance sheet, related to the interest rate swaps on the 2008 senior notes.

In April 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. In August 2007, the Company also entered into a $2 billion two-year interest rate swap on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. These interest rate swaps are accounted for as cash flow hedges that are highly effective. As of March 31, 2008, the Company had a swap liability totaling $306.9 million, which is included in other long-term liabilities on the balance sheet, related to these interest rate swaps. For the three months ended March 31, 2008, the charge for the cash flow hedge, net of income taxes, in other comprehensive loss was $84.7 million.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. As of March 31, 2008, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial

Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended March 31, 2008 and 2007, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $2.8 million and $2.2 million, respectively. The Company seeks recovery of this amount via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines. On October 16, 2007, acting upon another stipulation of the parties and recommendation by the Special Master, the Court once again continued the trial date and related deadlines. On April 28, 2008, at the request of the parties, the trial was again continued and is now scheduled to begin on July 1, 2008.

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

Except as stated below, there have been no material changes in the discussion pertaining to the risk factors that were provided in the December 31, 2007 Annual Report on Form 10-K.

As the sale of our music recording and publishing businesses was completed on May 5, 2008, the risk factor “The consummation of our sale of our music recording and publishing businesses is subject to risk and uncertainties, including the satisfaction of specified closing conditions by both parties” as provided in our December 31, 2007 Annual Report on Form 10-K no longer applies. In addition, we have updated the following risk factor to exclude reference to our inability to complete the sale of our music recording and publishing businesses.

If we are unable to sell our other non-core assets, we may be unable to refinance our bank second-lien asset sale bridge loan.

In addition to the sale of our music recording and publishing businesses which was consummated on May 5, 2008, we intend to sell certain non-core assets, including certain non-core television and radio stations, investments and excess real estate. We have used approximately $114.8 million in gross proceeds from these sales and we intend to use the proceeds from the sale of other non-core assets, and to the extent necessary, borrowings under our bank senior secured revolving credit facility (which cannot exceed $250.0 million), to pay down our $500.0 million bank second-lien asset sale bridge loan due March 29, 2009. If we are unable to sell the other non-core businesses for as much as we estimated or at all, our ability to repay or refinance our bank second-lien asset sale bridge loan will be adversely affected.

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc. (4)

3.1	Certificate of Merger, dated March 28, 2007. (5)

3.2	Amended and Restated Certificate of Incorporation of the Company. (5)

3.3	Amended and Restated Bylaws of the Company. (5)

4.1	Form of specimen stock certificate. (5)

4.2	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee. (1)

4.3	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee. (1)

4.4	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011. (2)

4.5	Form of Officer’s Certificate for the Company’s 2008 Senior Notes. (3)

4.6	Form of Supplemental Indenture for the Company’s Senior Notes Due 2008. (3)

4.7	Form of 3.875% Senior Notes Due 2008. (3)

4.8	Form of Guarantee to Senior Notes Due 2008. (3)

4.9	Indenture dated as of March 29, 2007 between Umbrella Acquisition and Wells Fargo Bank, National Association, as trustee. (5)

4.10	First Supplemental Indenture, dated as March 29, 2007 among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (5)

10.1	Credit Agreement dated March 29, 2007, among Umbrella Acquisition and Univision of Puerto Rico, Inc., as borrowers, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch as administrative agent and collateral agent. (5)

10.2	Form of First-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (5)

10.3	Form of Second-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (5)

10.4	Form of First-Lien Trademark Security Agreement (included in Exhibit 10.1). (5)

10.5	Form of Second-Lien Trademark Security Agreement (included in Exhibit 10.1). (5)

10.6	Form of First-Lien Copyright Security Agreement (included in Exhibit 10.1). (5)

10.7	Form of Second-Lien Copyright Security Agreement (included in Exhibit 10.1). (5)

10.8	Principal Investors Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Principal Investor signatories thereto. (5)

10.9	Stockholders Agreement dated as of March 29, 2007 by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Stockholder signatories thereto. (5)

10.10	Participation, Registration Rights, and Coordination Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain Stockholder signatories thereto. (5)

Exhibit Number	Description
10.11	First Amendment to Principal Investors Agreement (“PIA”), Participation, Registration Rights and Coordination Agreement and Stockholders Agreement, dated January 29, 2008, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and each person executing the PIA as a principal investor. (7)

10.12	First Amendment to Participation, Registration Rights and Coordination Agreement and Stockholders Agreement, dated January 29, 2008, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain persons who will be stockholders of Broadcasting Media Partners, Inc. (7)

10.13	Management Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Madison Dearborn Partners IV, L.P., Madison Dearborn Partners V-B, L.P., Providence Equity Partners V Inc., Providence Equity Partners L.L.C., KSF Corp., THL Managers VI, LLC and TPG Capital, L.P. (5)

10.14	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Joseph Uva. (5)

10.15	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Ray Rodriguez. (5)

10.16	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Andrew Hobson. (5)

10.17	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Douglas Kranwinkle. (5)

10.18	Form of Indemnification Agreement for Outside Directors. (5)

10.19	Broadcasting Media Partners, Inc. 2007 Equity Incentive Plan. (5)

10.20	Form of Restricted Stock Award Agreement. (5)

10.21	Form of Restricted Stock Unit Award Agreement. (5)

10.22	Form of Notice of Restricted Stock Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (5)

10.23	Notice of Restricted Stock Awards for Joseph Uva. (6)

10.24	Form of Notice of Restricted Stock Unit Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (5)

10.25	Promissory Note and Stock Pledge Agreement dated June 19, 2007 between Joseph Uva and Broadcasting Media Partners, Inc. (6)

10.26	Services Agreement, dated as of January 29, 2008 and effective as of March 29, 2007, by and between Broadcasting Media Partners, Inc., SCG Investments IIB LLC and BMPI Services LLC. (7)

10.27	Employment Agreement dated January 1, 2005 between Univision Management Company and Peter H. Lori. (7)

10.28	Amendment to Employment Agreement effective as of December 2, 2006 between Univision Management Company and Peter H. Lori. (7)

10.29	Option Award Agreement and Notice of Stock Option Grant for Douglas Kranwinkle. (7)

10.30	Option Award Agreement and Notice of Stock Option Grant for Peter H. Lori. (7)

10.31*	Purchase Agreement, dated as of February 27, 2008, between Univision Communications Inc., a Delaware corporation and UMG Recordings, Inc., a Delaware corporation. (7)

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 (File No. 333-71426-01).
(2)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-3 filed on September 30, 2003 (File No. 333-105933).
(3)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed October 15, 2003.
(4)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 28, 2006.
(5)	Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(6)	Previously filed as an exhibit to Univision Communications Inc.’s report on Form 8-K, filed June 25, 2007.
(7)	Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

*	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC. (Registrant)

By	/S/ PETER H. LORI
Peter H. Lori Duly Authorized Officer, Corporate Controller and Chief Accounting Officer

May 15, 2008