Form 10-Q
period 2008-06-30
UNIVISION COMMUNICATIONS INC
filed 2008-08-11
CIK 1017008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

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

There were 1,000 shares, $0.01 par value, common stock issued and outstanding as of August 11, 2008.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

INDEX

		Page
Part I—Financial Information:
Item 1.	Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007	3
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (Unaudited)	4
	Condensed Consolidated Statements of Operations for the six months ended June 30, 2008, the three months ended June 30, 2007 and the three months ended March 31, 2007 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008, the three months ended June 30, 2007 and the three months ended March 31, 2007 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

Part II—Other Information:
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	52
Item 6.	Exhibits	54

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,042,700	$226,200
Accounts receivable, net	438,500	471,500
Program rights and prepayments	28,700	24,000
Deferred tax assets	22,000	22,000
Prepaid expenses and other	37,600	28,300
Current assets held for sale	24,800	110,800

Total current assets	1,594,300	882,800
Property and equipment, net	618,400	664,100
Intangible assets, net	6,920,700	6,925,900
Goodwill	7,290,300	7,277,200
Deferred financing costs, net	233,400	257,200
Program rights and prepayments	59,900	36,700
Investments	112,900	225,800
Other assets	50,900	34,300
Non-current assets held for sale	82,300	153,900

Total assets	$16,963,100	$16,457,900

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$183,900	$180,900
Income taxes payable	200	4,000
Accrued interest	148,900	150,200
Accrued license fees	20,500	23,700
Program rights obligations	14,400	13,900
Current portion of long-term debt and capital lease obligations	639,200	250,800
Current liabilities held for sale	—	64,300

Total current liabilities	1,007,100	687,800
Long-term debt	10,155,700	9,721,400
Capital lease obligations	41,100	43,100
Program rights obligations	11,800	12,100
Deferred tax liabilities	2,064,400	2,138,800
Other long-term liabilities	319,600	226,800

Total liabilities	13,599,700	12,830,000

Stockholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized in 2008 and 2007; 1,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Additional paid-in-capital	3,978,400	3,975,500
Accumulated deficit	(514,800)	(247,900)
Accumulated other comprehensive loss	(100,200)	(99,700)

Total stockholder’s equity	3,363,400	3,627,900

Total liabilities and stockholder’s equity	$16,963,100	$16,457,900

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Net revenue	$533,100	$557,300
Direct operating expenses	171,000	170,000
Selling, general and administrative expenses	162,900	155,600
Merger-related expenses	1,000	4,200
Depreciation and amortization	30,700	40,500

Operating income	167,500	187,000
Other expense (income):
Interest expense	193,900	199,500
Interest income	(5,500)	(1,400)
Loss on investments	78,600	—
Amortization of deferred financing costs	11,700	13,200
Equity income in unconsolidated subsidiaries and other	(700)	(1,000)

Loss from continuing operations before income taxes	(110,500)	(23,300)
Benefit for income taxes	(11,200)	(8,000)

Loss from continuing operations	(99,300)	(15,300)
Loss from discontinued operations, net of income taxes	(1,400)	(4,300)

Net loss	$(100,700)	$(19,600)

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007
Net revenue	$991,900	$557,300	$433,600
Direct operating expenses	342,800	170,000	159,400
Selling, general and administrative expenses	321,100	155,600	141,400
Merger-related expenses	1,500	4,200	144,200
Impairment losses	23,100	—	—
Voluntary contribution per FCC consent decree	—	—	24,000
Depreciation and amortization	58,800	40,500	19,700

Operating income (loss)	244,600	187,000	(55,100)
Other expense (income):
Interest expense	377,300	199,500	19,100
Interest income	(7,100)	(1,400)	(1,300)
Loss on investments	95,700	—	—
Loss on extinguishment of debt	—	—	1,600
Amortization of deferred financing costs	23,800	13,200	500
Equity income in unconsolidated subsidiaries and other	(1,700)	(1,000)	(1,100)

Loss from continuing operations before income taxes	(243,400)	(23,300)	(73,900)
Benefit for income taxes	(45,000)	(8,000)	(5,700)

Loss from continuing operations	(198,400)	(15,300)	(68,200)
(Loss) income from discontinued operations, net of income taxes	(68,500)	(4,300)	1,200

Net loss	$(266,900)	$(19,600)	$(67,000)

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net loss	$(266,900)	$(19,600)	$(67,000)
(Loss) income from discontinued operations	(68,500)	(4,300)	1,200

Loss from continuing operations	(198,400)	(15,300)	(68,200)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation	33,500	19,500	19,100
Amortization of intangible assets	25,300	21,000	600
Amortization of deferred financing costs	23,800	13,200	600
Deferred income taxes	(45,200)	6,500	20,500
Loss on investments	95,700	—	—
Share-based compensation	2,900	1,400	36,500
Impairment losses	23,100	—	—
Other non-cash items	5,100	(3,000)	9,400
Changes in assets and liabilities:
Accounts receivable, net	33,000	(107,800)	62,600
Deferred advertising revenue	80,000	—	—
Program rights and prepayments	(27,900)	(3,200)	4,700
Prepaid expenses and other	—	(14,000)	(23,400)
Accounts payable and accrued liabilities	(18,200)	(14,000)	91,500
Income taxes payable	(5,300)	(15,600)	(30,000)
Accrued interest	(1,700)	136,200	(6,200)
Accrued license fees	(3,500)	300	1,500
Program rights obligations	100	3,000	(1,200)

Net cash provided by operating activities from continuing operations	22,300	28,200	118,000
Net cash (used in) provided by operating activities from discontinued operations	(5,400)	(5,200)	3,000

Net cash provided by operating activities	16,900	23,000	121,000

Cash flows from investing activities:
Acquisitions	(19,100)	—	—
Proceeds from sale of music business	12,500	—	—
Proceeds from sale of investments	10,400	19,600	—
Capital expenditures	(23,500)	(15,600)	(15,400)
Other, net	—	—	(300)

Net cash (used in) provided by investing activities from continuing operations	(19,700)	4,000	(15,700)
Net cash used in investing activities from discontinued operations	(200)	(200)	(600)

Net cash (used in) provided by investing activities	(19,900)	3,800	(16,300)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	950,000	—	80,000
Payment for share-based awards	—	(180,100)	—
Capital contribution from management	—	14,600	—
Repayment of current portion of long-term debt	(130,500)	(1,200)	(221,200)
Purchases of treasury shares	—	—	(2,600)
Proceeds from stock options exercised	—	—	16,800
Income tax benefit from share-based awards	—	—	3,800
Deferred financing costs	—	(800)	(100)
Merger-related (payments) and receipts	—	(36,700)	235,400

Net cash provided by (used in) financing activities from continuing operations	819,500	(204,200)	112,100
Net cash provided by (used in) financing activities from discontinued operations	—	—	—

Net cash provided by (used in) financing activities	819,500	(204,200)	112,100

Net increase (decrease) in cash and cash equivalents	816,500	(177,400)	216,800
Cash and cash equivalents, beginning of period	226,200	320,300	103,500

Cash and cash equivalents, end of period	$1,042,700	$142,900	$320,300

Supplemental disclosure of cash flow information:
Interest paid	$384,200	$72,200	$22,300
Income taxes paid	$3,800	$4,500	$700

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

1.	Summary of Significant Accounting Policies

Nature of operations—Univision Communications Inc., together with its subsidiaries (the “Company” or “Univision”), is the leading Spanish-language media company in the United States and has continuing operations in three business segments: television, radio and Internet. The Company’s television operations include the Univision and TeleFutura networks, Galavisión, the Company’s cable television network and the Company’s owned and operated television stations. Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its owned and operated radio stations and radio network. Univision Online, Inc. (“Univision Online”) operates the Company’s Internet portal, Univision.com.

The Company’s music division was sold on May 5, 2008. In addition, certain radio and television stations are treated as discontinued operations for all periods presented. See Note 3. Discontinued Operations and Other Disposals.

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

Revenue recognition—Net revenue comprises gross revenues from the Company’s television and radio broadcast, cable and Internet businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations, less agency commissions, music license fees paid by television and compensation costs paid to an affiliated television station. The amounts deducted from gross revenues, principally represent agency commissions, which aggregate to $91.2, $168.8, $96.0 and $170.0 million for the three and six months ended June 30, 2008 and 2007, respectively. The Company’s television and radio revenue is recognized when advertising spots are aired and performance guaranties, if any, are achieved. The Internet business recognizes primarily banner and sponsorship advertisement revenue. Banner revenue is recognized as “impressions” are delivered and sponsorship revenue is recognized ratably over the contract period. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s online properties. All revenue is recognized only when collection of the resulting receivable is reasonably assured.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Derivative instruments—The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The Company utilizes interest rate swaps in order to manage the earnings and cash flow volatility of changes in interest rates. The Company does not use derivative instruments for trading or speculative purposes. The Company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as cash flow hedges. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivative’s gains or losses are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods that the hedged item affects earnings. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in earnings in the period in which the underlying hedged item is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, the derivative instrument would be closed and the resulting gain or loss would be recognized in earnings. At June 30, 2008, all cash flow hedges utilized were highly effective.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate is based on data derived from public sources. The expected stock-price volatility, option life and dividend yield assumptions require significant judgment which makes them critical accounting estimates. Based on the recipients and the nature of the awards, the Company believes no forfeiture estimates are required.

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of risk include primarily cash and cash equivalents, trade receivables and financial instruments used in hedging activities. The Company invests cash with high-quality-credit institutions, which limits the amount of credit exposure with any one financial institution. The Company sells its services and products to a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. No one customer represented more than 10% of net revenue of the Company for the three and six months ended June 30, 2008 and 2007. The Company extends credit based on an evaluation of the customers’ financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The counterparties to the agreements relating to the Company’s financial instruments consist of major, international institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company monitors the credit ratings of such counterparties and limits the financial exposure with any one institution.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on the consolidated financial statements.

FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) defers the effective date of FASB Statement No. 157 for one year for all nonfinancial assets and nonfinancial liabilities,

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact on its consolidated financial statements that the application of SFAS No. 157 will have on its nonfinancial assets and liabilities.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). The statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on its financial statements.

2.	The Merger

On March 29, 2007, Broadcasting Media Partners, Inc. (“Broadcasting Media”), completed its acquisition of the Company pursuant to the terms of the agreement and plan of merger dated as of June 26, 2006 (the “Merger Agreement”), by and among the Company, Broadcasting Media and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), a subsidiary of Broadcasting Media. Umbrella Acquisition and Broadcasting Media were formed by an investor group that includes affiliates of Madison Dearborn Partners LLC, Providence Equity Partners Inc., Saban Capital Group Inc., TPG Capital, and Thomas H. Lee Partners L.P. (collectively the “Sponsors”). To consummate the acquisition, Umbrella Acquisition was merged (the “Merger”) with and into the Company and the Company was the surviving corporation. Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive $36.25 in cash, without interest.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company booked an estimated liability of $13.2 million, with an offset to goodwill, as part of the application of purchase accounting for involuntary termination of certain key employees in connection with the Merger. At June 30, 2008, the accrued liability remaining was $1.6 million.

The Company has completed its purchase price allocation to broadcast licenses, trade names, multiple subscriber operator contracts and relationships, broadcast affiliate agreements and relationships, advertiser relationships, land and buildings, and liabilities based upon an evaluation of the fair value of assets and liabilities prepared by an independent appraisal firm. The Company uses the direct value method to value intangible assets other than goodwill acquired in business combinations.

Merger-Related Expenses—As a result of the Merger, the Company incurred the following merger-related expenses:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Change in control payments to employees	$—	1,500
Legal fees	200	600
Other non-compensation expenses	—	1,500
Other compensation expenses	800	600

Total Merger-related expenses	$1,000	$4,200

	Successor		Predecessor
	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007
Share-based compensation expense	$—	$—	$46,400	(a)
Change in control payments to employees	—	1,500	41,900
Advisory success fee	—	—	32,800
Legal fees	500	600	16,100
Other non-compensation expenses	—	1,500	4,300
Other compensation expenses	1,000	600	2,700

Total Merger-related expenses	$1,500	$4,200	$144,200

(a)	As a result of the Merger, the Company accelerated approximately $31.9 million of share-based compensation and expensed change in control share-based compensation of $14.5 million.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

3.	Discontinued Operations and Other Disposals

Prior to the completion of the Merger, the Sponsors decided to dispose of the Company’s music recording and publishing business. As a result, the music division’s results of operations, assets and liabilities are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. During the first quarter of 2008, the Company identified additional non-core assets of its radio and television reporting units for disposal. Some of these dispositions qualify as discontinued operations, while other dispositions will be associated with the Company’s continuing operations. Dispositions where the Company is exiting a geographic market and where there will be no remaining direct cash flows have been classified as discontinued operations. Dispositions where the Company remains in a geographic market and where significant direct cash flows remain have been classified as continuing operations. The non-core assets and liabilities of the radio and television reporting units have been reclassified to held for sale.

For the six months ended June 30, 2008, the Company recorded an impairment charge of approximately $23.1 million related to continuing operations asset dispositions whose book value exceeded estimated net realizable value. The results of operations of discontinued operations have been reclassified to discontinued operations for all periods presented. The six months ended June 30, 2008 includes an impairment charge of approximately $91.9 million, $63.3 million net of income taxes, related to discontinued operations asset dispositions whose book value exceeded estimated net realizable value. The Company repaid approximately $114.7 million of its $500.0 million bank second-lien asset sale bridge loan in May of 2008 with the proceeds from the sale of its music recording and publishing businesses and certain non-core assets. The Company intends to pay the balance remaining under its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009 with the proceeds from the sale of certain non-core television and radio stations, investments, real estate, cash on hand, and a potential borrowing under its bank senior secured revolving credit facility (which cannot exceed $250.0 million).

Results of all discontinued operations are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Net revenue	$12,100	$30,300

Loss from discontinued operations	$(1,800)	$(6,900)
Benefit for income taxes	(600)	(2,600)
Loss on sale of discontinued operations	(400)	—
Benefit for income taxes	(200)	—

Loss from discontinued operations, net of income taxes	$(1,400)	$(4,300)

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

	Successor		Predecessor
	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007
Net revenue	$40,400	$30,300	$45,000

(Loss) income from discontinued operations	$(99,600)	$(6,900)	$2,000
(Benefit) provision for income taxes	(31,300)	(2,600)	800
Loss on sale of discontinued operations	(400)	—	—
Benefit for income taxes	(200)	—	—

(Loss) income from discontinued operations, net of income taxes	$(68,500)	$(4,300)	$1,200

The financial position of the discontinued operations is as follows:

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$—	$13,100
Current assets held for sale:
Accounts receivable, net	$—	$23,500
Deferred taxes	—	9,300
Prepaid and other current assets	—	19,800
Property and equipment	3,600	6,200
Intangible assets	21,200	41,300
Other long-term assets	—	10,700

	$24,800	$110,800

Non-current assets held for sale:
Property and equipment	$7,000	$6,200
Intangible assets	75,300	147,700

	$82,300	$153,900

Current liabilities held for sale:
Accounts payable and accrued liabilities	$—	$63,300
Other long-term liabilities	—	1,000

	$—	$64,300

Sale of the Music Division—On May 5, 2008, the Company completed the sale of its music recording and publishing businesses to UMG Recordings, Inc., an entity controlled by Universal Music Group pursuant to a purchase agreement dated as of February 27, 2008. The total consideration was $153.0 million (including approximately $13.0 million for working capital), paid to the Company in cash as follows: (i) approximately $113.0 million at the closing, (ii) $11.5 million payable upon the first anniversary of the closing, (iii) $12.5 million payable upon the second anniversary of the closing, (iv) $6.0 million payable upon the third anniversary of the closing, and (v) $10.0 million payable upon the fourth anniversary of the closing, subject to purchase price adjustments, as agreed to by the parties.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Under the purchase agreement, the Company has committed to provide both preemptible and non-preemptible advertising support through broadcast commercials that will be aired on its Univision and Telefutura Networks, and its owned and operated television stations, for the Universal Music Group and its Latin artists until May 2013. The total consideration includes amounts payable to the Company for such advertising support. The Company is required to indemnify Universal from and against losses it may incur arising out of breaches by the Company of representations, warranties and covenants set forth in the purchase agreement, subject to certain limitations as set forth in the purchase agreement.

Upon the completion of the sale, the Company allocated $12.5 million of the total purchase price to the assets of the music recording and publishing business and $118.7 million to the advertising support the Company has committed to provide, based on the relative fair values of the assets of the music business sold and the advertising support commitments, to the aggregate fair value, as determined by an independent appraisal firm. The $118.7 million of deferred advertising revenues associated with the television segment will be recognized into revenue over the next five years.

The sale of the music business generated a deferred tax asset of approximately $110.0 million related to the excess tax basis the Company had in the music entities. As of June 30, 2008, the Company has offset this asset with a valuation allowance of the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded will not be realized.

4.	Supplemental Balance Sheet Information

	June 30, 2008	December 31, 2007
Accounts receivable
Accounts receivable	$455,200	$486,400
Less allowance for doubtful accounts	(16,700)	(14,900)

	$438,500	$471,500

Property and equipment
Land and improvements	$168,000	$165,200
Buildings and improvements	248,900	238,000
Broadcast equipment	165,100	188,700
Furniture, computers and other equipment	109,400	103,300
Capital leases—transponder equipment	18,600	27,100

	710,000	722,300
Accumulated depreciation	(91,600)	(58,200)

	$618,400	$664,100

Accounts Payable and Accrued Liabilities
Accounts payable and accruals	$100,200	$109,200
Deferred advertising revenue	34,700	7,700
Accrued compensation	49,000	64,000

	$183,900	$180,900

Other Long-Term Liabilities
Swap liability	$168,000	$165,800
Deferred advertising revenue	92,200	—
Other	59,400	61,000

	$319,600	$226,800

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

5.	Intangible Assets and Goodwill

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists. The television and radio broadcast licenses have indefinite lives because the Company expects to renew them and renewals are routinely granted with little cost, provided that the licensee has complied with the applicable rules and regulations of the FCC. Over the last five years, all the television and radio licenses that have been up for renewal have been renewed. The technology used in broadcasting is not expected to be replaced by another technology in the foreseeable future. The television and radio broadcast licenses and the related cash flows are expected to continue indefinitely, and as a result the broadcast licenses have an indefinite useful life. In addition, the Company’s trademarks, including Univision®, are well known in the industry and given the Company’s longevity and wide name brand recognition, the Company has determined that its trademarks have indefinite economic lives. These broadcast licenses, trademarks and other intangible assets will not be amortized unless circumstances change indicating their useful lives are deemed to no longer be indefinite.

The following is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, estimated amortization expense for the years 2008 through 2013, and goodwill by segment:

	As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized
Multiple system operator contracts and relationships and broadcast affiliate agreements	$981,700	$54,200	$927,500
Advertiser related intangibles, primarily advertiser contracts	105,300	31,000	74,300
Other amortizable intangibles	1,000	700	300

Total	$1,088,000	$85,900	1,002,100

Intangible Assets Not Being Amortized
Broadcast licenses			5,307,400
Trademarks			610,100
Other intangible assets			1,100

Total			5,918,600

Total intangible assets, net			$6,920,700

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized
Multiple system operator contracts and relationships and broadcast affiliate agreements	$981,700	$32,600	$949,100
Advertiser related intangibles, primarily advertiser contracts	105,300	27,600	77,700
Other amortizable intangibles	1,000	400	600

Total	$1,088,000	$60,600	1,027,400

Intangible Assets Not Being Amortized
Broadcast licenses			5,287,300
Trademarks			610,100
Other intangible assets			1,100

Total			5,898,500

Total intangible assets, net			$6,925,900

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Estimated amortization expense is as follows:

Year	Amount
2008	$50,640
2009	$50,080
2010	$50,076
2011	$50,062
2012	$50,062
2013	$50,062

The Company has various intangible assets that are being amortized on a straight line basis. Advertiser related intangibles are being amortized through 2026, the multiple system operator contracts and relationships and broadcast affiliate agreements and relationships are being amortized through 2027 and 2031, respectively, and other amortizable intangible assets are being amortized through 2010. The Company incurred amortization expense of $12.5 million and $25.3 million, and $20.9 million and $21.6 million for the three and six months ended June 30, 2008 and 2007, respectively. The remaining weighted average amortization period for the amortizable intangibles is approximately 21 years.

The changes in goodwill are as follows:

	Segments
	Television	Radio	Internet	Total
Balance as of December 31, 2007	$6,040,000	$1,129,300	$107,900	$7,277,200
Goodwill impairment	—	(19,500)	—	(19,500)
Purchase accounting adjustments	34,600	(2,000)	—	32,600

Balance as of June 30, 2008	$6,074,600	$1,107,800	$107,900	$7,290,300

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

SFAS No. 157 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data (market-corroborated inputs). If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

liability. Level 3 inputs are unobservable inputs for the asset or liability, that is, inputs that reflect the reporting entity’s own determination about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk) developed based on the best information available in the circumstances. Assumptions about risk include the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique.

Derivative Instruments—At June 30, 2008, the Company’s interest rate swaps on its $7 billion variable bank debt and on its $250 million senior note due 2008 were impacted by SFAS No. 157. The Company measures these assets and liabilities on a recurring basis at fair value. The LIBOR swap curve, which is a significant observable input under the guidelines of SFAS No. 157, will continue to be the main input in the determination of the fair value of the Company’s interest rate swaps. However, under SFAS No. 157, the Company is also required to consider the effect of each party’s credit risk (credit standing) on the fair value of its hedges in all periods in which the swap asset or liability is measured because those who might hold the Company’s swap liabilities as assets, or swap assets as liabilities, would consider the effect of credit standing in determining the prices they would be willing to pay for similar assets or liabilities.

Below are the assets and liabilities that are measured by the Company in accordance with SFAS No. 157 on a recurring basis as of June 30, 2008:

	Fair Value Measurements at Reporting Date Using
Description	As of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$426	$—	$426	$—

Liabilities:
Interest rate swaps	$168,000	$—	$168,000	$—

Equity Instruments—The Company monitors Entravision’s Class A common stock, which is publicly traded, as well as Entravision’s financial results, operating performance and the outlook for the media industry in general. The Company follows the guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in determining whether a decline in fair value below basis is other than temporary. Based upon the continuing low Entravision stock price, the Company recorded a charge of $78.6 million for the three months ended June 30, 2008, related to an other-than-temporary decline in the value of its Entravision stock. At June 30, 2008, after giving effect to this write-down, the Company had an investment in Entravision of $62.9 million and a book basis of $4.02 per share.

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

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Separately, during the first quarter, the Company recorded an impairment charge of $15.1 million on an equity investment in a media company.

7.	Related Party Transactions

On March 29, 2007, the Company entered into a management agreement with Broadcasting Media and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the three and six months ended June 30, 2008 was $4.5 million and $7.4 million, respectively, and $5.0 million for both the three and six months ended June 30, 2007. The out-of-pocket expenses were $0.5 million and $1.7 million for the three and six months ended June 30, 2008, respectively. The management service fees and out-of-pocket expenses are included in selling, general and administrative expenses on the statement of operations.

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

8.	Debt

Long-term debt consists of the following as of:

	June 30, 2008	December 31, 2007
Bank senior secured revolving credit facility	$687,000	$—
Bank senior secured term loan facility	7,000,000	7,000,000
Bank second-lien asset sale bridge loan	385,300	500,000
Bank senior secured draw term loan	450,000	200,000
Senior notes—9.75%/10.50% due 2015	1,500,000	1,500,000
Senior notes—7.85% due 2011	518,700	521,400
Senior notes—3.875% due 2008	248,300	245,600

	10,789,300	9,967,000
Less current portion	(633,600)	(245,600)

Long-term debt	$10,155,700	$9,721,400

The Company has a 7-year, $750.0 million bank senior secured revolving credit facility. Interest accrues at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the one-month LIBOR rate. On April 7, 2008, the Company borrowed $700.0 million from this facility at one-month LIBOR plus an applicable margin. The applicable interest rate as of June 30, 2008 was 4.73%.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Interest is paid on a monthly basis. Although the Company has no immediate needs for additional liquidity, in light of current financial market conditions, the Company drew on the facility to provide it with greater financial flexibility. The cash proceeds of the borrowing are currently maintained in highly liquid short-term investments. The Company may potentially use up to $250.0 million of revolver borrowings, to pay down the remaining balance of $385.3 million under its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009. There was $687.0 million outstanding on this facility as of June 30, 2008. After giving effect to outstanding letters of credit as of June 30, 2008 of $9.0 million, the Company had approximately $54.0 million remaining under this facility available for letters of credit and other general corporate purposes.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of June 30, 2008 was 7.13%. Interest is paid on January 31, April 30, July 31 and October 31. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012.

In April and August 2007, the Company entered into $5 and $2 billion three- and two-year, respectively, interest rate swaps on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. These interest rate swaps are accounted for as cash flow hedges that are highly effective. As of June 30, 2008, the Company had a swap liability totaling $168.0 million, which is included in other long-term liabilities on the balance sheet. As of December 31, 2007, the swap liability in other long-term liabilities was $165.8 million. For the six months ended June 30, 2008, the charge for the cash flow hedge, net of income taxes, in other comprehensive loss was $1.3 million.

The bank second-lien asset sale bridge loan is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the one-month LIBOR rate. The applicable interest rate as of June 30, 2008 was 4.98%. Interest is paid on a monthly basis. The Company repaid approximately $114.7 million of its $500.0 million bank second-lien asset sale bridge loan in May of 2008 with the proceeds from the sale of its music recording and publishing businesses and certain non-core assets. There was $385.3 million outstanding on this loan at June 30, 2008. The Company intends to pay the balance remaining under its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009 with the proceeds from the sale of certain non-core television and radio stations, investments, real estate, cash on hand, and a potential borrowing under its bank senior secured revolving credit facility (which cannot exceed $250.0 million). See Note 3. Discontinued Operations and Other Disposals concerning the sale of the Company’s music recording and publishing business and other non-core assets.

The Company has a 7.5 year, $450 million bank senior secured draw term loan facility, the balance of which is only available to repay the Company’s $250 million pre-Merger senior notes. On April 9, 2008, the Company borrowed the remaining available $250.0 million from this facility. The Company intends to use the borrowing to repay the Company’s senior notes due October 2008 on their maturity date. After the draw down, there is no remaining credit available under this facility. The rate for the borrowing is the one-month LIBOR rate plus an

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

applicable margin. The applicable interest rate as of June 30, 2008 was 4.73%. Interest is paid on a monthly basis. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012. The cash proceeds of the borrowings are currently maintained in highly liquid short-term investments.

The 9.75% senior notes are 8 year notes due 2015, totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes was paid in cash on September 15, 2007. For any interest period thereafter through March 15, 2012, the Company may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The notes bear interest at 9.75% and PIK interest will accrue at 10.50%. These senior notes pay interest on March 15th and September 15th each year. As of June 30, 2008, the Company has not elected the PIK option on these notes.

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

When the Company issued the senior notes due 2008, it entered into two fixed-to-floating interest rate swaps. Following the Merger, these two swaps no longer qualified for hedge accounting. During the six months ended June 30, 2008, the Company recognized a $0.1 million benefit related to the changes in the fair value of these swaps. This $0.1 million benefit is reported in interest expense in the Company’s statement of operations. At June 30, 2008, the Company had a swap asset of $0.4 million reported in prepaid expenses and other assets on the balance sheet, related to the interest rate swaps on the 2008 senior notes.

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

The Senior Secured Credit Facilities and the senior notes contain various covenants and a breach of any covenant could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under the Company’s Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the Company’s Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral. The Company is in compliance with all covenants including financial covenants under its bank credit agreement governing the Senior Secured Credit Facilities as of June 30, 2008.

Additionally, the Senior Secured Credit Facilities contain certain restrictive covenants which, among other things, limit the incurrence of investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

The subsidiary guarantors under the Company’s bank senior secured term loan facility and senior notes are all of the Company’s domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The bank senior secured term loan facility and senior notes are secured by, among other things (a) a first priority security interest in substantially all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory, and other tangible and intangible assets, subject to certain customary exceptions; (b) a pledge of (i) all of the Company’s present and future capital stock and the present and future capital stock of each of the Company’s and each subsidiary guarantor’s direct domestic subsidiaries and (ii) 65% of the voting stock of each of the Company’s and each guarantor’s material direct foreign subsidiaries, subject to certain exceptions and (c) all proceeds and products of the property and assets described above. The bank second-lien asset sale bridge loan is secured by a second priority security interest in all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, securing the other secured credit facilities.

The Company’s senior notes due 2008 and 2011 that were outstanding prior to the Merger and remain outstanding, as a result of the Merger are secured on an equal and ratable basis with the Senior Secured Credit Facilities.

9.	Income Taxes

The Company’s effective tax rate from continuing operations of approximately 18.49% differs from the statutory rate primarily due to nondeductible tax differences that reduce the tax benefit from current period losses and valuation allowance relating to the write down of certain investments.

The Company’s gross unrecognized tax benefits can be summarized as follows:

(dollars in millions)
Balance as of January 1, 2008	$28.2
Additions for tax positions taken during the current period	2.9
Additions for tax positions of prior years	1.7

Balance as of June 30, 2008	$32.8

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

If the unrecognized tax benefits were recognized in a future period, the Company does not believe its effective income tax rate would materially change. The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. For the three and six months ended June 30, 2008, the Company recognized approximately $0.3 million and $0.5 million in interest expense, net of taxes, respectively. As of June 30, 2008, the Company had accrued interest of $1.1 million related to uncertain tax positions.

The Company is subject to U.S. federal income tax as well as multiple state jurisdictions. The Company has substantially concluded all U.S. federal matters through 2004. All material state matters have been concluded through 2001.

10.	Stockholder’s Equity

Comprehensive Loss

Comprehensive loss includes net loss, foreign currency translation adjustments and unrealized gains (losses) on certain derivative financial instruments.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Net loss	$(100,700)	$(19,600)
Other comprehensive (loss) income:
Cash flow hedges, net of income taxes	83,400	27,800
Foreign currency	700	—

Comprehensive (loss) income	$(16,600)	$8,200

	Successor		Predecessor
	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007
Net loss	$(266,900)	$(19,600)	$(67,000)
Other comprehensive income (loss):
Cash flow hedges, net of income taxes	(1,300)	27,800	—
Foreign currency	800	—	1,600

Comprehensive (loss) income	$(267,400)	$8,200	$(65,400)

11.	Share-Based Compensation

Total compensation cost related to restricted stock awards was approximately $1.1 and $2.3 million for the three and six months ended June 30, 2008, respectively. Unamortized compensation cost related to restricted stock awards was $5.8 million and the weighted average period over which it is expected to be recognized is approximately 1.25 years.

Total compensation cost related to stock option awards was approximately $0.1 million for the six months ended June 30, 2008. Unamortized compensation cost related to stock option awards was $1.4 million and the weighted average period over which it is expected to be recognized is approximately 3.7 years.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

On January 29, 2008, Broadcasting Media entered into a consulting agreement with an entity controlled by Univision’s Chairman of the Board of Directors. The agreement will pay up to 3% of defined appreciation realized by the Sponsors and co-investors on their investments in Broadcasting Media and Broadcast Holdings in excess of certain preferred returns and performance thresholds, which increase over time. This agreement has been accounted for in accordance with the provisions of SFAS No. 123(R). Changes, either increases or decreases, in the defined appreciation in excess of the preferred returns and performance thresholds between the date of the consulting agreement and a liquidation event results in a change in the measure of consulting expense. The term of the consulting agreement is indefinite, subject to the right of either party to terminate the agreement. The Company recognized consulting expense of $0.2 million and $0.5 million for the three and six months ended June 30, 2008, respectively.

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

For the three and six months ended June 30, 2008 and 2007, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $0.7 million and $3.4 million and $0.3 million and $2.5 million, respectively. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new complaint raises the

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines. On October 16, 2007, acting upon another stipulation of the parties and recommendation by the Special Master, the Court once again continued the trial date and related deadlines. On April 28, 2008, at the request of the parties, the trial was again continued and was scheduled to begin on July 1, 2008. On June 12, 2008, the U.S. District Court in Los Angeles—Central District of California continued the trial date from July 1, 2008 to October 14, 2008.

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

The Company is in wide-ranging settlement negotiations with Televisa, however, there are significant unresolved elements to the negotiations and there can be no assurances that settlement will be reached, or if reached, what its terms will be. A settlement could involve, among other positive and adverse impacts on the Company’s financial statements for the period in which a settlement is reached and future periods, a material charge. The range of any of these impacts from a potential settlement, including the range of a charge, if any, cannot be determined at this time. In addition, it cannot be determined whether any charge would have a material impact on adjusted operating income before depreciation and amortization, the measurement of operating income reported to the banks. The Company continues to defend the litigation and pursue its counterclaims vigorously and it plans to take all actions necessary to ensure Televisa’s continued performance under the PLA.

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

The Company uses the key indicator of adjusted operating income before depreciation and amortization (“OIBDA”) to evaluate the Company’s operating performance, for planning and forecasting future business operations, and reporting to the banks. This indicator is presented on an adjusted basis consistent with the definition in the Company’s bank credit agreement governing its Senior Secured Credit Facilities to exclude certain expenses.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Presented below is segment information pertaining to the Company’s television, radio and Internet businesses:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Net revenue:
Television	$411,000	$433,500
Radio	111,900	112,300
Internet	10,200	11,500

Consolidated	533,100	557,300

Direct operating expenses:
Television	145,600	147,000
Radio	21,700	19,400
Internet	3,700	3,600

Consolidated	171,000	170,000

Selling, general and administrative expenses:
Television	115,200	109,000
Radio	43,400	42,700
Internet	4,300	3,900

Consolidated	162,900	155,600

Merger-related expenses:
Television	1,000	3,600
Radio	—	600
Internet	—	—

Consolidated	1,000	4,200

Depreciation and amortization:
Television	25,800	36,100
Radio	2,800	2,400
Internet	2,100	2,000

Consolidated	30,700	40,500

Operating income:
Television	123,400	137,800
Radio	44,100	47,200
Internet	—	2,000

Consolidated	$167,500	$187,000

OIBDA:
Television	$169,500	$192,700
Radio	48,200	50,100
Internet	2,200	4,000

Consolidated	$219,900	$246,800

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Capital expenditures:
Television	$11,200	$13,000
Radio	1,300	2,300
Internet	500	300

Consolidated	$13,000	$15,600

	Successor		Predecessor
	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007
Net revenue:
Television	$776,200	$433,500	$340,900
Radio	197,700	112,300	83,300
Internet	18,000	11,500	9,400

Consolidated	991,900	557,300	433,600

Direct operating expenses:
Television	290,400	147,000	135,900
Radio	44,700	19,400	19,800
Internet	7,700	3,600	3,700

Consolidated	342,800	170,000	159,400

Selling, general and administrative expenses:
Television	227,800	109,000	98,400
Radio	84,400	42,700	38,200
Internet	8,900	3,900	4,800

Consolidated	321,100	155,600	141,400

Impairment losses:
Television	1,600	—	—
Radio	21,500	—	—
Internet	—	—	—

Consolidated	23,100	—	—

Merger-related expenses:
Television	1,500	3,600	138,500
Radio	—	600	5,700
Internet	—	—	—

Consolidated	1,500	4,200	144,200

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

	Successor		Predecessor
	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007
Voluntary contribution per FCC consent decree:
Television	—	—	24,000
Radio	—	—	—
Internet	—	—	—

Consolidated	—	—	24,000

Depreciation and amortization:
Television	49,800	36,100	16,500
Radio	4,900	2,400	2,600
Internet	4,100	2,000	600

Consolidated	58,800	40,500	19,700

Operating income (loss):
Television	205,100	137,800	(72,500)
Radio	42,100	47,200	17,000
Internet	(2,600)	2,000	400

Consolidated	$244,600	$187,000	$(55,100)

OIBDA:
Television	$299,100	$192,700	$119,400
Radio	70,200	50,100	26,200
Internet	1,500	4,000	1,100

Consolidated	$370,800	$246,800	$146,700

Capital expenditures:
Television	$17,900	$13,000	$12,300
Radio	5,000	2,300	2,900
Internet	600	300	200

Consolidated	$23,500	$15,600	$15,400

	June 30, 2008	December 31, 2007
Total Assets:
Television	$12,517,600	$11,825,000
Radio	4,161,900	4,171,700
Internet	176,500	183,500
Assets held for sale	107,100	277,700

Consolidated	$16,963,100	$16,457,900

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2008

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

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Adjusted operating income before depreciation and amortization	$219,900	$246,800
Depreciation and amortization	30,700	40,500
Share-based compensation expense	1,300	1,400
Televisa litigation costs, payments under protest and other license fee overcharges	5,200	6,600
Merger-related expenses	1,000	4,200
Restructuring costs	6,100	—
Business optimization expenses	3,100	2,100
Sponsor expense	500	—
Management fee	4,500	5,000

Operating income	$167,500	$187,000

	Successor		Predecessor
	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007
Adjusted operating income before depreciation and amortization	$370,800	$246,800	$146,700
Depreciation and amortization	58,800	40,500	19,700
Share-based compensation expense	2,900	1,400	4,700
Televisa litigation costs, payments under protest and other license fee overcharges	13,500	6,600	6,600
Merger-related expenses	1,500	4,200	144,200
Voluntary contribution per FCC consent decree	—	—	24,000
Impairment losses	23,100	—	—
Restructuring costs	11,700	—	—
Business optimization expenses	5,200	2,100	2,600
Sponsor expense	1,700	—	—
Management fee	7,400	5,000	—
Purchase accounting adjustments related to leases	400	—	—

Operating income (loss)	$244,600	$187,000	$(55,100)

Part I,

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Univision Communications Inc., together with its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), has continuing operations in three business segments:

•

Television: The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the owned and/or operated television stations and the Galavisión cable television network. For the six months ended June 30, 2008, the television segment accounted for approximately 78% of the Company’s net revenue.

•

Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the six months ended June 30, 2008, the radio segment accounted for approximately 20% of the Company’s net revenue.

•

Internet: Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the six months ended June 30, 2008, the Internet segment accounted for approximately 2% of the Company’s net revenue.

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

The Company is divesting of certain non-core television and radio stations, investments and excess real estate and completed the sale of its music business on May 5, 2008. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

Description of Net Revenue

Television net revenue is generated from the sale of network, national and local spot advertising time, subscriber fees and sales commissions on national advertising aired on Univision affiliate television stations less agency commissions, music license fees and station compensation paid to affiliates. Radio net revenue is derived from the sale of local, national, and network spot advertising time less agency commissions. The Internet business derives its net revenue primarily from online advertising.

Description of Direct Operating Expenses

Direct operating expenses consist primarily of programming, license fees, news and technical costs. License fees related to our program license agreements (the “PLA”) with Grupo Televisa S.A. and its affiliates

(“Televisa”) and affiliates of Corporación Venezolana del Television, C.A. (VENEVISION) (“Venevision”) accounted for approximately 17% of our total direct operating and selling, general and administrative expenses, excluding merger-related expenses for both the six months ended June 30, 2008 and 2007.

Description of Selling, General and Administrative Expenses

Selling, general and administrative expenses include selling, research, promotions, Televisa litigations costs, management fee and other general and administrative expenses.

Factors Affecting Our Results

Televisa Program License Agreement Litigation

Televisa and the Company are parties to the PLA, which provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. In June 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa. Televisa’s current claims include breach for our alleged failure to pay Televisa royalties attributable to revenues from certain programs and from our use of unsold time to promote assets, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA (the “Soccer Agreement”), a claim that we did not cooperate with various Televisa audit rights and efforts and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa sought monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. For the three and six months ended June 30, 2008 and 2007, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $0.7 million and $3.4 million and $0.3 million and $2.5 million, respectively. Televisa is also seeking a declaration that the Company is in material breach of the PLA and the Soccer Agreement and that Televisa has the right to suspend or terminate its performance under such agreements. We do not believe we are in breach of our agreements with Televisa and certainly not in material breach. The Company has filed an answer and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines. On October 16, 2007, acting upon another stipulation of the parties and recommendation by the Special Master, the Court once again continued the trial date and related deadlines. On April 28, 2008, at the request of the parties, the trial was again continued and was scheduled to begin on July 1, 2008. On June 12, 2008, the U.S. District Court in Los Angeles—Central District of California continued the trial date from July 1, 2008 to October 14, 2008.

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

The Company is in wide-ranging settlement negotiations with Televisa, however, there are significant unresolved elements to the negotiations and there can be no assurances that settlement will be reached, or if reached, what its terms will be. A settlement could involve, among other positive and adverse impacts on the Company’s financial statements for the period in which a settlement is reached and future periods, a material charge. The range of any of these impacts from a potential settlement, including the range of a charge, if any, cannot be determined at this time. In addition, it cannot be determined whether any charge would have a material impact on adjusted operating income before depreciation and amortization, the measurement of operating income reported to the banks. The Company continues to defend the litigation and pursue its counterclaims vigorously and it plans to take all actions necessary to ensure Televisa’s continued performance under the PLA.

Merger-Related Expenses

The Company accounted for its merger-related payments, incurred in connection with the Merger, primarily as either deferred financing costs recorded as an asset in the balance sheet or merger-related expenses, which were expensed in the statement of operations. Deferred financing costs consist of all payments made by the Company in connection with obtaining its merger-related debt, primarily ratings fees, legal fees, audit fees and all costs related to the offering circular and the road show. All other costs were expensed in the statement of operations by the Company as merger-related expenses such as the success and opinion fees, change in control severance payments, the solvency opinion fee, legal fees, audit fees, appraisal fees and tax fees.

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

Management Fee Agreement

On March 29, 2007, the Company entered into a management agreement with Broadcasting Media and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the three and six months ended June 30, 2008 was $4.5 million and $7.4 million, respectively, and $5.0 million for both the three and six months ended June 30, 2007. The out-of-pocket expenses were $0.5 million and $1.7 million for the three and six months ended June 30, 2008, respectively, which are included in selling, general and administrative expenses on the statement of operations.

Loss on Investments

The Company monitors its investments for their individual operating results, outlook and market performance. The Company follows the guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in determining whether a decline in fair value below basis is other than temporary.

In addition to realized losses of $1.6 million on the sale of securities during the three and six month periods ended June 30, 2008, the company recorded impairment losses for the three and six month periods ended June 30, 2008 of $78.6 million and $94.1 million, respectively.

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

Program Costs for Television Broadcast

Program costs pursuant to the PLAs are expensed monthly by the Company as a license fee, which is based principally on a percentage of the Company’s television combined net time sales, as defined in the PLA. The Company has expensed its payments made under protest to Televisa, discussed previously in “Notes to Condensed Consolidated Financial Statements—12. Commitments and Contingencies.” Depending on the outcome of the litigation, the Company may recover some or all of these payments. Also, the Company may be required to pay additional license fees on certain programming that is currently being excluded from the license fee calculation.

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

Revenue Recognition

Net revenue is comprised of gross revenues from the Company’s television and radio broadcast, cable and Internet businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations, less agency commissions, music license fees paid by television and compensation costs paid to affiliated television stations. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner and sponsorship revenues are recognized ratably over their contract period or as impressions are delivered. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s online properties.

The music business, which is accounted for as a discontinued operation, recognizes revenues from the sale of recorded music upon delivery of products to third parties based on terms F.O.B. destination, less an allowance for returns, cooperative advertising and discounts.

Accounting for Intangibles and Long-Lived Assets

For purposes of performing the impairment test of goodwill, we established the following reporting units: television, radio and Internet. The Company compares the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company also compares the fair value of indefinite lived intangible assets to their carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

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

Program License Agreement

Televisa and Venevision have PLAs with us that provide our three television networks with a substantial amount of programming. The Company currently pays an aggregate license fee of approximately 15% of television net revenue to Televisa and Venevision collectively for their programming, subject to certain upward adjustments. The Company believes that the PLAs and all other agreements with Televisa and Venevision, which were related party transactions prior to the Merger, have been negotiated as arms-length transactions. If the license fee ultimately paid is more than the amount estimated by management, additional license fee expense will be recognized.

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

FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 defers the effective date of FASB Statement No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact on its consolidated financial statements that the application of SFAS No. 157 will have on its nonfinancial assets and liabilities.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). The statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on its financial statements.

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

	Successor		Predecessor	Combined Results of Successor and Predecessor
Unaudited in thousands	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007	Six Months Ended June 30, 2007
Net revenue	$991,900	$557,300	$433,600	$990,900

Direct operating expenses	342,800	170,000	159,400	329,400
Selling, general and administrative expenses	321,100	155,600	141,400	297,000
Merger-related expenses	1,500	4,200	144,200	148,400
Impairment losses	23,100	—	—	—
Voluntary contribution per FCC consent decree	—	—	24,000	24,000
Depreciation and amortization	58,800	40,500	19,700	60,200

Operating income (loss)	244,600	187,000	(55,100)	131,900
Other expenses (income):
Interest expense	377,300	199,500	19,100	218,600
Interest income	(7,100)	(1,400)	(1,300)	(2,700)
Loss on investments	95,700	—	—	—
Loss on extinguishment of debt	—	—	1,600	1,600
Amortization of deferred financing costs	23,800	13,200	500	13,700
Equity income in unconsolidated subsidiaries and other	(1,700)	(1,000)	(1,100)	(2,100)

Loss from continuing operations before income taxes	(243,400)	(23,300)	(73,900)	(97,200)
Benefit for income taxes	(45,000)	(8,000)	(5,700)	(13,700)

Loss from continuing operations	(198,400)	(15,300)	(68,200)	(83,500)
(Loss) income from discontinued operations, net of tax	(68,500)	(4,300)	1,200	(3,100)

Net loss	$(266,900)	$(19,600)	$(67,000)	$(86,600)

In comparing our results of operations for the three and six months ended June 30, 2008 (“2008”) with those ended June 30, 2007 (“2007”), the following should be noted:

•

For the three months ended June 30, 2008 and 2007, the Company incurred merger-related expenses of $1.0 and $4.2 million, respectively. For the six months ended June 30, 2008 and 2007, the Company incurred merger-related expenses of $1.5 million and $148.4 million, respectively. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger.

•	In the first quarter of 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

•

For the three months ended June 30, 2008 and 2007, the Company recorded selling, general and administrative expense of $4.5 and $6.4 million, respectively for Televisa litigation costs regarding its PLA and direct operating expenses of $0.7 and $0.2 million, respectively, for payments under protest and other license fee overcharges to Televisa. For the six months ended June 30, 2008 and 2007, the Company recorded selling, general and administrative expense of $10.0 and $10.7 million, respectively for Televisa litigation costs regarding its PLA and direct operating expenses of $3.5 and $2.5 million, respectively, for payments under protest and other license fee overcharges to Televisa.

•

In the first quarter of 2008, the Company recorded an impairment loss of $23.1 million related to assets held for sale from continuing operations. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

•

For the three and six months ended June 30, 2008, the Company recorded losses on investments of $78.6 and $95.7 million, respectively. See “Notes to Condensed Consolidated Financial Statements—6. Financial Instruments and Fair Value Measures.”

•

For the three months ended June 30, 2008 and 2007, the Company recorded management fee expense of $4.5 and $5.0 million, respectively, payable to affiliates of the Sponsors and $0.5 million of out-of-pocket expenses for the three months ended June 30, 2008, which are included in selling, general and administrative expenses. The management fee for the six months ended June 30, 2008 and 2007 was $7.4 and $5.0 million and the out-of-pocket expenses for the six months ended June 30, 2008 were $1.7 million.

•

For the three and six months ended June 30, 2008, the Company’s selling general and administrative expenses include share-based compensation costs of $1.3 million and $2.9 million, respectively. For the three and six months ended June 30, 2007, the Company’s selling general and administrative expenses include share-based compensation costs of $1.4 million and $5.6 million, respectively. The Company’s direct operating expenses include share-based compensation costs of $0.6 million for the six months ended June 30, 2007.

•

For the three and six months ended June 30, 2008, the Company recorded $3.1 and $5.2 million, respectively, of business optimization expense, primarily related to the implementation of the Oracle system. For the three and six months ended June 30, 2007, the Company recorded $2.1 and $4.7 million, respectively, of business optimization expense.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net revenue. Net revenue was $533.1 million in 2008 compared to $557.3 million, a decrease of $24.2 million or 4.3%. The Company’s television segment revenues were $411.0 million in 2008 compared to $433.5 million in 2007, a decrease of $22.5 million or 5.2%. The decrease in the revenues of the Company’s television networks and owned-and-operated stations are due to certain soccer championships which were aired in the second quarter of 2007 and reduced spending on advertising due to the economic downturn. The Company’s radio segment revenues were essentially flat at $111.9 million in 2008 compared to $112.3 million in 2007, a decrease of $0.4 million or 0.3%. The Company’s Internet segment had revenues of $10.2 million in 2008 compared to $11.5 million in 2007, a decrease of $1.3 million or 10.9%, primarily related to a decrease in nonsearch Internet advertising.

Expenses. Direct operating expenses increased to $171.0 million in 2008 from $170.0 million in 2007, an increase of $1.0 million or 0.6%. The Company’s television segment direct operating expenses were $145.6 million in 2008 compared to $147.0 million in 2007, a decrease of $1.4 million or 1.0%. The decrease is due to a decrease in programming costs of $2.9 million offset by an increase in license fee expense of $1.1 million paid under our PLA, and an increase in payments made under protest and other license fee overcharges to Televisa of $0.4 million. The Company’s radio segment had direct operating expenses of $21.7 million in 2008 compared to $19.4 million in 2007, an increase of $2.3 million or 12.2%. The increase is due to increased programming costs of $2.1 million and technical costs of $0.2 million. The Company’s Internet segment had direct operating expenses of $3.7 million in 2008 compared to $3.6 million in 2007, an increase of $0.1 million or 2.5%. The increase is due primarily to increased technical costs. As a percentage of net revenue, the Company’s direct operating expenses increased to 32.1% in 2008 from 30.5% in 2007.

Selling, general and administrative expenses increased to $162.9 million in 2008 from $155.6 million in 2007, an increase of $7.3 million or 4.7%. The Company’s television segment selling, general and administrative expenses were $115.2 million in 2008 compared to $109.0 million in 2007, an increase of $6.2 million or 5.8%. The increase is due primarily to increased restructuring costs of $4.7 million, increased research costs of $2.3 million and increased selling costs of $2.2 million offset in part by a decrease in Televisa litigation costs of $1.8 million and a decrease in general and administrative compensation costs of $1.2 million. The Company’s radio segment had selling, general and administrative expenses of $43.4 million in 2008 compared to $42.7 million in 2007, an increase of $0.7 million or 1.4%. The increase is due primarily to increased selling costs of $1.2 million offset by other savings of $0.6 million. The Company’s Internet segment had selling, general and administrative expenses of $4.3 million in 2008 compared to $3.9 million in 2007, an increase of $0.4 million or 11.4%. The increase is due primarily to increased selling costs. As a percentage of net revenue, the Company’s selling, general and administrative expenses increased to 30.6% in 2008 from 27.9% in 2007.

Merger-related expenses. In 2008 and 2007, the Company incurred merger-related expenses of $1.0 million and $4.2 million. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements—2. The Merger.”

Depreciation and amortization. Depreciation and amortization decreased to $30.7 million in 2008 from $40.5 million in 2007, a decrease of $9.8 million or 24.2%. The Company’s depreciation expense decreased to $18.1 million in 2008 from $19.5 million in 2007, a decrease of $1.4 million primarily related to decreased capital expenditures and an increase in the depreciable lives of certain tangible assets as a result of the Merger. The Company had amortization of intangible assets of $12.5 million and $21.0 million in 2008 and 2007, respectively, a decrease of $8.5 million. The decrease is due primarily to certain advertiser related intangible assets that were fully amortized in 2007 following the Merger. See “Notes to Condensed Consolidated Financial Statements—5. Intangible Assets and Goodwill.” Depreciation and amortization expense for the television segment decreased by $10.3 million to $25.8 million in 2008 from $36.1 million in 2007 due primarily to advertiser related intangible assets that were fully amortized in 2007 following the Merger. Depreciation and amortization expense for the radio segment increased by $0.4 million to $2.8 million in 2008 from $2.4 million in 2007 primarily due to an increase in depreciation expense resulting from increased capital expenditures. Depreciation and amortization expense for the Internet segment was $2.1 million in 2008 and $2.0 million in 2007, an increase of $0.1 million.

Operating income. As a result of the factors discussed above, operating income decreased to $167.5 million in 2008 from operating income of $187.0 million in 2007, a decrease of $19.5 million. The Company’s television segment had operating income of $123.4 million in 2008 compared to operating income of $137.8 million in 2007, a decrease of $14.4 million. The Company’s radio segment had operating income of $44.1 million in 2008 compared to operating income of $47.2 million in 2007, a decrease of $3.1 million. The Company’s Internet segment’s operating income was flat in 2008 compared to operating income of $2.0 million in 2007, a decrease of $1.9 million.

Interest expense. Interest expense decreased to $193.9 million in 2008 from $199.5 million in 2007, a decrease of $5.6 million. The decrease is due primarily to a decrease in interest rates offset by changes in amounts borrowed. See “Notes to Condensed Consolidated Financial Statements—8. Debt.”

Interest income. Interest income increased to $5.5 million in 2008 from $1.4 million in 2007, an increase of $4.1 million. The increase is due primarily to an increase in cash investments resulting from the Company’s borrowings of $700 million from its bank senior secured revolving credit facility and $250 million from its bank senior secured draw term loan facility in April 2008. See “Notes to Condensed Consolidated Financial Statements—8. Debt.”

Loss on investments. Loss on investments consists of an impairment charge of $78.6 million on the Company’s investment in Entravision. See “Notes to Condensed Consolidated Financial Statements—6. Financial Instruments and Fair Value Measures.”

Benefit for income taxes. In 2008, the Company reported an income tax benefit of $11.2 million related to deferred taxes. In 2007, the Company reported an income tax benefit of $8.0 million, representing the net of $15.4 million of current tax benefit and $7.4 million of deferred tax provision. The Company’s effective tax benefit rate of 10.2% in 2008 is different from the effective tax benefit rate of 34.5% in 2007 due to the charge for the nontemporary decline in the fair value of the Entravision investment, for which no tax benefit was recorded in 2008. The Company recorded a deferred tax asset related to its loss on its Entravision investment that was offset by a valuation allowance for the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded will not be realized.

Loss from discontinued operations, net of income tax. The Company reported a net loss from discontinued operations in 2008 of $1.4 million compared to a net loss of $4.3 million in 2007 related to its music business and non-core television and radio assets held for sale. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

Net loss. As a result of the above factors, the Company reported a net loss of $100.7 million in 2008 and $19.6 million in 2007.

Adjusted operating income before depreciation and amortization (“OIBDA”). OIBDA decreased to $219.9 million in 2008 from $246.8 million in 2007, a decrease of $26.9 million or 10.9%. The decrease is based on the net revenue and operating expense explanations above, along with the matters noted in the overview. As a percentage of net revenue, the Company’s OIDBA decreased to 41.3% in 2008 from 44.3% in 2007.

The Company uses the key indicator of OIBDA to evaluate the Company’s operating performance, for planning and forecasting future business operations, and reporting to the banks. This indicator is presented on an adjusted basis consistent with the definition in our bank credit agreement governing our senior secured credit facilities to exclude certain expenses. OIBDA is not, and should not be used as, an indicator of or alternative to operating income or net (loss) income as reflected in the consolidated financial statements. It is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of OIBDA may vary among companies and industries it should not be used as a measure of performance among companies.

The table below summarizes the reconciliation of OIBDA to operating income.

In thousands	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
OIBDA	$219,900	$246,800
Depreciation and amortization	30,700	40,500
Share-based compensation expense	1,300	1,400
Televisa litigation costs, payments under protest and other license fee overcharges	5,200	6,600
Merger-related expenses	1,000	4,200
Restructuring costs	6,100	—
Business optimization expenses	3,100	2,100
Sponsor expenses	500	—
Management fee	4,500	5,000

Operating income	$167,500	$187,000

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net revenue. Net revenues was $991.9 million in 2008 compared to $990.9 million, an increase of $1.0 million or 0.1%. The Company’s television segment revenues were $776.2 million in 2008 compared to $774.4 million in 2007, an increase of $1.8 million or 0.2%. The Company’s radio segment had revenues of $197.7 million in 2008 compared to $195.6 million in 2007, an increase of $2.1 million or 1.0%. The Company’s Internet segment had revenues of $18.0 million in 2008 compared to $20.9 million in 2007, a decrease of $2.9 million or 13.7%, primarily related to a decrease in nonsearch Internet advertising.

Expenses. Direct operating expenses increased to $342.8 million in 2008 from $329.4 million in 2007, an increase of $13.4 million or 4.1%. The Company’s television segment direct operating expenses were $290.4 million in 2008 compared to $282.9 million in 2007, an increase of $7.5 million or 2.7%. The increase is due to increased programming costs of $2.2 million, increased license fee expense of $4.3 million paid under our PLA and an increase in payments made under protest and other license fee overcharges to Televisa of $1.0 million. The Company’s radio segment had direct operating expenses of $44.7 million in 2008 compared to $39.2 million in 2007, an increase of $5.5 million or 14.3%. The increase is due to increased programming costs of $5.1 million and technical costs of $0.5 million. The Company’s Internet segment had direct operating expenses of $7.7 million in 2008 compared to $7.3 million in 2007, an increase of $0.4 million or 4.6%. The increase is due primarily to increased technical costs. As a percentage of net revenue, the Company’s direct operating expenses increased to 34.6% in 2008 from 33.2% in 2007.

Selling, general and administrative expenses increased to $321.1 million in 2008 from $297.0 million in 2007, an increase of $24.1 million or 8.1%. The Company’s television segment selling, general and administrative expenses were $227.8 million in 2008 compared to $207.4 million in 2007, an increase of $20.4 million or 9.9%. The increase is due primarily to increased restructuring costs of $10.3 million, increased research costs of $3.0 million, increased selling costs of $1.9 million, increase in the management fee payable to affiliates of the Sponsors of $2.4 million, increased promotion costs of $1.1 million offset by a decrease in general and administrative compensation costs of $1.9 million. The Company’s radio segment had selling, general and administrative expenses of $84.4 million in 2008 compared to $80.9 million in 2007, an increase of $3.5 million or 4.2%. The increase is due to increased selling costs of $2.3 million, increased promotions costs of $1.6 million offset by savings of $0.5 million. The Company’s Internet segment had selling, general and administrative expenses of $8.9 million in 2008 compared to $8.7 million in 2007, an increase of $0.2 million or 1.5%. The increase is due primarily to increased selling costs of $0.8 million offset by bad debt expense of $0.4 million and other savings of $0.2 million. As a percentage of net revenue, the Company’s selling, general and administrative expenses increased to 32.4% in 2008 from 30.0% in 2007.

Merger-related expenses. In 2008 and 2007, the Company incurred merger-related expenses of $1.5 million and $148.4 million. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements—2. The Merger.”

Impairment losses. In the first quarter of 2008, the Company recorded an impairment loss of $23.1 million related to continuing operations asset dispositions whose book value exceeded net realizable value. There were no impairment losses recorded in the second quarter of 2008. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

Voluntary contribution per FCC consent decree. In 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

Depreciation and amortization. Depreciation and amortization decreased to $58.8 million in 2008 from $60.2 million in 2007, a decrease of $1.4 million or 2.2%. The Company’s depreciation expense decreased to

$33.5 million in 2008 from $38.6 million in 2007, a decrease of $5.1 million primarily related to decreased capital expenditures and an increase in the depreciable lives of certain tangible assets as a result of the Merger. The Company had amortization of intangible additional assets of $25.3 million and $21.6 million in 2008 and 2007, respectively, an increase of $3.7 million. The allocation of the purchase price related to the Merger affected both tangible and amortizable intangible assets. See “Notes to Condensed Consolidated Financial Statements—5. Intangible Assets and Goodwill.” Depreciation and amortization expense for the television segment decreased by $2.8 million to $49.8 million in 2008 from $52.6 million in 2007 primarily related to decreased capital expenditures and an increase in the depreciable lives of certain tangible assets as a result of the Merger. Depreciation and amortization expense for the radio segment decreased by $0.1 million to $4.9 million in 2008 from $5.0 million in 2007. Depreciation and amortization expense for the Internet segment was $4.1 million in 2008 and $2.6 million in 2007 due to an increase in intangible amortization expense.

Operating income. As a result of the factors discussed above, operating income increased to $244.6 million in 2008 from operating income of $131.9 million in 2007, an increase of $112.7 million. The Company’s television segment had operating income of $205.0 million in 2008 compared to operating income of $65.4 million in 2007, an increase of $139.6 million. The Company’s radio segment had operating income of $42.1 million in 2008 compared to operating income of $64.2 million in 2007, a decrease of $22.1 million. The Company’s Internet segment had an operating loss of $2.6 million in 2008 compared to operating income of $2.4 million in 2007, a decrease of $5.0 million.

Interest expense. Interest expense increased to $377.3 million in 2008 from $218.6 million in 2007, an increase of $158.7 million. The increase is due primarily to an increase in borrowings. See “Notes to Condensed Consolidated Financial Statements—8. Debt.”

Interest income. Interest income increased to $7.1 million in 2008 from $2.7 million in 2007, an increase of $4.4 million. The increase is due primarily to an increase in cash investments resulting from the Company’s borrowings of $700 million from its bank senior secured revolving credit facility and $250 million from its bank senior secured draw term loan facility in April 2008. See “Notes to Condensed Consolidated Financial Statements—8. Debt.”

Loss on investments. In addition to realized losses of $1.6 million on the sale of securities, the Company recorded impairment losses for the three and six month periods ending June 30, 2008 of $78.6 million and $94.1 million, respectively related to the Company’s investment in Entravision and an equity investment in a media company.

Benefit for income taxes. In 2008, the Company reported an income tax benefit of $45.0 million related to deferred taxes. In 2007, the Company reported an income tax benefit of $13.7 million, representing the net of $41.6 million of current tax benefit and $27.9 million of deferred tax provision. The Company’s effective tax benefit rate of 18.5% in 2008 is different from the effective tax benefit rate of 14.1% in 2007 due primarily to the pre-tax loss and non-deductibility of certain merger-related expenses recorded in 2007 and due to the charge for the nontemporary decline in the fair value of the Entravision investment and an equity investment in a media company, for which no tax benefit was recorded in 2008. The Company recorded a deferred tax asset related to its capital loss that was offset by a valuation allowance for the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded will not be realized.

Loss from discontinued operations, net of income tax. The Company reported a net loss from discontinued operations in 2008 of $68.5 million compared to a net loss of $3.1 million in 2007 related to its music business and non-core television and radio assets held for sale. In the first quarter of 2008, the Company recorded an impairment charge of approximately $91.9 million, $63.3 million net of income taxes, related to discontinued operations, whose book value exceeded estimated net realizable value. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

Net loss. As a result of the above factors, the Company reported a net loss of $266.9 million in 2008 and $86.6 million in 2007.

OIBDA. OIBDA decreased to $370.8 million in 2008 from $393.5 million in 2007, a decrease of $22.7 million or 5.8%. The decrease is based on the net revenue and operating expense explanations above, along with the matters noted in the overview. As a percentage of net revenue, the Company’s OIBDA decreased to 37.4% in 2008 from 39.7% in 2007.

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

The table below summarizes the reconciliation of adjusted operating income before depreciation and amortization to operating income (loss).

	Successor		Predecessor
In thousands	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007
OIBDA	$370,800	$246,800	$146,700
Depreciation and amortization	58,800	40,500	19,700
Share-based compensation expense	2,900	1,400	4,700
Televisa litigation costs, payments under protest and other license fee overcharges	13,500	6,600	6,600
Merger-related expenses	1,500	4,200	144,200
Voluntary contribution per FCC consent decree	—	—	24,000
Impairment losses	23,100	—	—
Restructuring costs	11,700	—	—
Business optimization expenses	5,200	2,100	2,600
Sponsor expenses	1,700	—	—
Management fee	7,400	5,000	—
Purchase accounting adjustments related to leases	400	—	—

Operating income (loss)	$244,600	$187,000	$(55,100)

Liquidity and Capital Resources

Cash Flows

The Company’s primary source of cash flow is its television and radio operations. Funds for debt service will be provided by a combination of funds from operations, non-core asset sales and additional borrowings. Capital expenditures historically have been, and we expect will continue to be, provided by funds from operations and by borrowings. Cash and cash equivalents were $1,042.7 million at June 30, 2008 and $226.2 million at December 31, 2007. The increase of $816.5 million was attributable to net cash provided by operating activities of $16.9 million, including $80.0 million related to deferred advertising revenue from an advertising support package, proceeds from borrowings under long-term debt of $950.0 million, proceeds from the sale of the Company’s Entravision stock of $10.4 million and proceeds of $12.5 million from the sale of the Company’s music business, offset by $19.1 million for the purchase of an Austin radio station, capital expenditures of $23.5 million, net bank repayments of $130.5 million and other uses of funds of $0.2 million.

In addition to the sale of our music business which was consummated on May 5, 2008, we intend to sell certain non-core assets, including certain non-core television and radio stations, investments and excess real estate. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

Capital Expenditures

Capital expenditures totaled $23.5 million for the six months ended June 30, 2008. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. For the fiscal year 2008, the Company plans on spending a total of approximately $100.0 million, which is expected to consist of $18.0 million for television station facilities primarily in Fresno and Puerto Rico; $24.0 million for Univision and TeleFutura Network upgrades and facilities expansion; $17.0 million related to television station transmitter projects; $11.0 million primarily for radio station facility upgrades; and approximately $30.0 million primarily for normal capital improvements.

Debt Instruments

The Company has a 7-year, $750.0 million bank senior secured revolving credit facility. Interest accrues at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the one-month LIBOR rate. On April 7, 2008, the Company borrowed $700.0 million from this facility. The borrowing is at one-month LIBOR plus an applicable margin. The applicable interest rate as of June 30, 2008 was 4.73%. Interest is paid on a monthly basis. Although the Company has no immediate needs for additional liquidity, in light of current financial market conditions, the Company drew on the facility to provide it with greater financial flexibility. The cash proceeds of the borrowing are currently maintained in highly liquid short-term investments. The Company may potentially use up to $250.0 million of revolver borrowings, to pay down the remaining balance of $385.3 million under its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009. There was $687.0 million outstanding on this facility as of June 30, 2008. After giving effect to outstanding letters of credit as of June 30, 2008 of $9.0 million, the Company had approximately $54.0 million remaining under this facility available for letters of credit and other general corporate purposes.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the three month LIBOR rate. The applicable interest rate as of June 30, 2008 was 7.13%. Interest is paid on January 31, April 30, July 31 and October 31. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012.

In April and August 2007, the Company entered into $5 and $2 billion three- and two-year, respectively, interest rate swaps on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. These interest rate swaps are accounted for as cash flow hedges that are highly effective. As of June 30, 2008, the Company had a swap liability totaling $168.0 million, which is included in other long-term liabilities on the balance sheet. For the six months ended June 30, 2008, the charge for the cash flow hedge, net of income taxes, in other comprehensive loss was $1.3 million.

The bank second-lien asset sale bridge is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. The Eurodollar rate is the one-month LIBOR rate. The applicable interest rate as of June 30, 2008 was 4.98%. Interest is paid on a monthly basis. As a result of the closing of the Company’s music business sale and other dispositions, the Company repaid approximately $114.7 million of its $500.0 million bank second-lien asset sale bridge loan in May of 2008 with the proceeds from the sale of its music recording and publishing business and certain non-core assets. There was $385.3 million outstanding on this loan as of June 30, 2008. The Company intends to pay the balance remaining under its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009 with the proceeds from the sale of certain non-core television and radio stations, investments, real estate, cash on hand, and a potential borrowing under its bank senior secured revolving credit facility (which cannot exceed $250.0 million). See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals” concerning the sale of the Company’s music recording and publishing businesses and other non-core assets.

The Company has a 7.5 year, $450 million bank senior secured draw term loan facility, the balance of which is only available to repay the Company’s $250 million pre-Merger senior notes. On April 9, 2008, the Company borrowed the remaining available $250.0 million from this facility. The Company intends to use the borrowing to repay the Company’s senior notes due October 2008 on their maturity date. After the draw down, there is no remaining credit available under this facility. The rate for the borrowing is the one-month LIBOR rate plus an applicable margin. The applicable interest rate as of June 30, 2008 was 4.73%. Interest is paid on a monthly basis. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012. The cash proceeds of the borrowings are currently maintained in highly liquid short-term investments.

The 9.75% senior notes are 8 year notes due 2015, totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes was paid in cash on September 15, 2007. For any interest period thereafter through March 15, 2012, we may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The notes bear interest at 9.75% and PIK interest will accrue at 10.50%. These senior notes pay interest on March 15th and September 15th each year, beginning September 15, 2007. As of June 30, 2008 the Company has not elected the PIK option on these notes.

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

When the Company issued the senior notes due 2008, it entered into two fixed-to-floating interest rate swaps. Following the Merger, these two swaps no longer qualified for hedge accounting. During the six months ended June 30, 2008, the Company recognized a $0.1 million benefit related to the changes in the fair value of these swaps. This $0.1 million benefit is reported in interest expense in the Company’s statement of operations. At June 30, 2008, the Company had a swap asset of $0.4 million reported in prepaid expenses and other assets on the balance sheet, related to the interest rate swaps on the 2008 senior notes.

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

The Senior Secured Credit Facilities and the senior notes contain various covenants and a breach of any covenant could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under our Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under our Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral. The Company is in compliance with all covenants, including financial covenants under its bank credit agreement governing the Senior Secured Credit Facilities as of June 30, 2008.

Additionally, the Senior Secured Credit Facilities contain certain restrictive covenants which, among other things, limit the incurrence of investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

The subsidiary guarantors under the Company’s bank senior secured term loan facility and senior notes are all of the Company’s domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications, Inc. is not a guarantor and has no independent assets or operations. The bank senior secured term loan facility and senior notes are secured by, among other things (a) a first priority security interest in substantially all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory, and other tangible and intangible assets, subject to certain customary exceptions; (b) a pledge of (i) all of the Company’s present and future capital stock and the present and future capital stock of each of the Company’s and each subsidiary guarantor’s direct domestic subsidiaries and (ii) 65% of the voting stock of each of our and each guarantor’s material direct foreign subsidiaries, subject to certain exceptions; and (c) all proceeds and products of the property and assets described above. The bank second-lien asset sale bridge loan is secured by a second priority security interest in all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, securing the other secured credit facilities.

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

Contractual Obligations and Other Pending Transactions

Debt Instruments

On April 7, 2008, the Company borrowed $700.0 million from its $750.0 million bank senior secured revolving credit facility. Although the Company has no immediate needs for additional liquidity, in light of current financial market conditions, the Company drew on the facility to provide it with greater financial flexibility. There was $687.0 million outstanding on the 7-year $750.0 million bank senior secured revolving credit facility as of June 30, 2008.

On April 9, 2008, the Company borrowed $250.0 million from its bank senior secured draw term loan facility. The Company intends to use the borrowing to repay the Company’s senior notes due October 2008 on its maturity date. After the draw down, there is no remaining credit available under this facility. There was $450 million outstanding on the bank senior secured draw term loan facility as of June 30, 2008.

Building Lease

The Company is party to a lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the first quarter of 2009. The term of the lease is 50 years. The sum of the lease payments will be approximately $74 million over 50 years.

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

Entravision Investment

Equity Instruments—The Company monitors Entravision’s Class A common stock, which is publically traded, as well as Entravision’s financial results, operating performance and the outlook for the media industry in general. The Company follows the guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in determining whether a decline in fair value below basis is other than temporary. Based upon the continuing low Entravision stock price, the Company recorded a charge of $78.6 million for the three months ended June 30, 2008, related to an other-than-temporary decline in the value of its Entravision stock. At June 30, 2008, after giving effect to this write-down, the Company had an investment in Entravision of $62.9 million and a book basis of $4.02 per share.

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

Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations, the Company believes that its cash flow from operations, together with available cash and available borrowings under the Senior Secured Credit Facilities will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital expenditures for a period that includes at least the next year.

Below is a summary of the Company’s major contractual payment obligations as of June 30, 2008:

Major Contractual Obligations

As of June 30, 2008

	Payments Due By Period
	2008	2009	2010	2011	2012	Thereafter	TOTAL
	(In thousands)
Bank senior secured revolving credit facility	$—	$—	$—	$—	$—	$687,000	$687,000
Bank senior secured term loan facility	—	—	131,300	175,000	96,200	6,597,500	7,000,000
Bank second-lien asset sale bridge loan	—	385,300	—	—	—	—	385,300
Bank senior secured draw term loan	—	—	8,400	11,300	6,200	424,100	450,000
Senior notes	250,000	—	—	500,000	—	1,500,000	2,250,000
Programming (a)	27,900	64,200	99,300	27,600	27,700	156,400	403,100
Operating leases	17,300	32,900	30,500	28,800	27,600	115,200	252,300
Capital leases	3,700	8,300	8,300	8,300	8,300	92,500	129,400
Research services	13,400	21,400	21,000	22,400	3,800	—	82,000
Music license fees	7,700	11,700	—	—	—	—	19,400

	$320,000	$523,800	$298,800	$773,400	$169,800	$9,572,700	$11,658,500

(a)	Amounts exclude the license fees that will be paid in accordance with the PLA, which is based primarily on 15% of Combined Net Time Sales as defined in the PLAs. Amounts include broadcast rights’ costs for the 2010 and 2014 World Cup and other FIFA events.

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

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s LIBOR loans. The Company’s overall interest rate exposure is on its $687 million senior secured revolving credit facility, $250.0 million 2008 senior notes, $450 million bank senior secured draw term loan and $385.3 million of second-lien asset sale bridge loan at June 30, 2008. A change of 10% in interest rates would have an impact of approximately $8 million on pre-tax earnings and pre-tax cash flows over a one-year period related to these borrowings. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued 3.875% senior notes that have a face value of $250.0 million. These senior notes will mature on October 15, 2008. When the Company issued the senior notes due 2008, it entered into two fixed-to-floating interest rate swaps. Following the Merger, these two swaps no longer qualified for hedge accounting. During the six months ended June 30, 2008, the Company recognized a $0.1 million benefit related to the changes in the fair value of these swaps. The $0.1 million benefit is reported in interest expense in the Company’s statement of operations. At June 30, 2008, the Company had a swap asset of $0.4 million reported in prepaid expenses and other assets on the balance sheet, related to the interest rate swaps on the 2008 senior notes.

In April 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. In August 2007, the Company also entered into a $2 billion two-year interest rate swap on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. These interest rate swaps are accounted for as cash flow hedges that are highly effective. As of June 30, 2008, the Company had a swap liability totaling $168.0 million, which is included in other long-term liabilities on the balance sheet, related to these interest rate swaps. For the six months ended June 30, 2008, the charge for the cash flow hedge, net of income taxes, in other comprehensive loss was $1.3 million.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. As of June 30, 2008, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the three and six months ended June 30, 2008 and 2007, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $0.7 million and $3.4 million and $0.3 million and $2.5 million, respectively. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines. On October 16, 2007, acting upon another stipulation of the parties and recommendation by the Special Master, the Court once again continued the trial date and related deadlines. On April 28, 2008, at the request of the parties, the trial was again continued and was scheduled to begin on July 1, 2008. On June 12, 2008, the U.S. District Court in Los Angeles—Central District of California continued the trial date from July 1, 2008 to October 14, 2008.

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

The Company is in wide-ranging settlement negotiations with Televisa, however, there are significant unresolved elements to the negotiations and there can be no assurances that settlement will be reached, or if reached, what its terms will be. A settlement could involve, among other positive and adverse impacts on the Company’s financial statements for the period in which a settlement is reached and future periods, a material charge. The range of any of these impacts from a potential settlement, including the range of a charge, if any, cannot be determined at this time. In addition, it cannot be determined whether any charge would have a material impact on adjusted operating income before depreciation and amortization, the measurement of operating income reported to the banks. The Company continues to defend the litigation and pursue its counterclaims vigorously and it plans to take all actions necessary to ensure Televisa’s continued performance under the PLA.

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

In addition to the sale of our music recording and publishing businesses which was consummated on May 5, 2008, we intend to sell certain non-core assets, including certain non-core television and radio stations, investments and excess real estate. We have used approximately $114.7 million in gross proceeds from these sales and we intend to use the proceeds from the sale of other non-core assets, and to the extent necessary, borrowings under our bank senior secured revolving credit facility (which cannot exceed $250.0 million), to pay down our $500.0 million bank second-lien asset sale bridge loan due March 29, 2009. If we are unable to sell the other non-core businesses for as much as we estimated or at all, our ability to repay or refinance our bank second-lien asset sale bridge loan could be adversely affected.

We have also updated the following risk factor to reflect the expiration of the major contracts between the Screen Actors Guild and the Alliance of Motion Picture and Television Producers in June 2008.

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

On October 31, 2007, the television business’ collective bargaining agreement with the Writers Guild of America (East and West) (the “WGA”) covering freelance writers expired. On November 5, 2007, the WGA began an industry-wide strike which ended on February 12, 2008. In addition, the Screen Actors Guild’s (“SAG”) major contracts with the Alliance of Motion Picture and Television Producers expired in June 2008 and as of the date of the filing of this Quarterly report on Form 10-Q, the parties have not entered into a replacement agreement. There is no assurance that the SAG will not begin an industry-wide strike in the future. If a strike were to occur in the future and continue for an extended period of time, it may have a material adverse effect on our business, results of operations and financial condition.

In addition, the following risk factor has been updated to reflect the current status of our litigation with Televisa.

We receive from Televisa a significant amount of our network programming and we are engaged in litigation with Televisa.

We receive substantial amounts of programming for our three networks from Televisa pursuant to our PLA with Televisa, and a separate letter agreement of the same date (referred to as the “Soccer Agreement”) granting us rights to rebroadcast Televisa’s feeds of certain Mexican League soccer games. The programming we receive under the PLA accounts for a majority of our prime time programming and a substantial portion of the overall programming on all three networks. We currently pay a license fee to Televisa for programming, which is subject to certain upward adjustments. In June 2005, Televisa began litigation against us. Televisa’s current claims include breach for our alleged failure to pay Televisa royalties attributable to revenues from certain programs and from our use of unsold time to promote assets, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement, a claim that we did not cooperate with various Televisa audit rights and efforts and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa currently asserts that we were in material breach of the PLA and the Soccer Agreement, thereby giving Televisa the right to suspend or terminate those agreements. To date, mediation has failed. Televisa is seeking a declaration that we are in material breach of the PLA, that Televisa has the right to suspend or terminate its performance under the PLA and that Televisa may, without liability to Univision, transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet. We intend to continue to defend the litigation and pursue our counterclaims vigorously and plan to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017. We are currently in wide-ranging settlement negotiations with Televisa, however, there are significant unresolved elements to the negotiations and there can be no assurances that settlement will be reached, or if reached, what its terms will be. If we were held to be in material breach and unable to effect a timely cure, Televisa could elect to terminate the PLA and the Soccer Agreement, and we could be required to pay monetary damages, which could have a material adverse effect on our business and our results of operations. The programming we receive from Televisa has been very popular and it has helped us to achieve high ratings and grow our audience share. If Televisa were to stop providing us programming for any reason, it could be difficult to develop or acquire replacement programming of comparable quality whether on similar terms or at all, and our failure to do so could have a material adverse effect on the popularity of our network and TV stations, which in turn would have a material adverse effect on our results of operations. The trial is scheduled to commence on October 14, 2008. For a description of the litigation process, see Item 1. “Legal Proceedings.”

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc. (4)

3.1	Certificate of Merger, dated March 28, 2007. (5)

3.2	Amended and Restated Certificate of Incorporation of the Company. (5)

3.3	Amended and Restated Bylaws of the Company. (5)

4.1	Form of specimen stock certificate. (5)

4.2	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee. (1)

4.3	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee. (1)

4.4	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011. (2)

4.5	Form of Officer’s Certificate for the Company’s 2008 Senior Notes. (3)

4.6	Form of Supplemental Indenture for the Company’s Senior Notes Due 2008. (3)

4.7	Form of 3.875% Senior Notes Due 2008. (3)

4.8	Form of Guarantee to Senior Notes Due 2008. (3)

4.9	Indenture dated as of March 29, 2007 between Umbrella Acquisition and Wells Fargo Bank, National Association, as trustee. (5)

4.10	First Supplemental Indenture, dated as March 29, 2007 among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (5)

10.1	Credit Agreement dated March 29, 2007, among Umbrella Acquisition and Univision of Puerto Rico, Inc., as borrowers, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch as administrative agent and collateral agent. (5)

10.2	Form of First-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (5)

10.3	Form of Second-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (5)

10.4	Form of First-Lien Trademark Security Agreement (included in Exhibit 10.1). (5)

10.5	Form of Second-Lien Trademark Security Agreement (included in Exhibit 10.1). (5)

10.6	Form of First-Lien Copyright Security Agreement (included in Exhibit 10.1). (5)

10.7	Form of Second-Lien Copyright Security Agreement (included in Exhibit 10.1). (5)

10.8	Principal Investors Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Principal Investor signatories thereto. (5)

10.9	Stockholders Agreement dated as of March 29, 2007 by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Stockholder signatories thereto. (5)

10.10	Participation, Registration Rights, and Coordination Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain Stockholder signatories thereto. (5)

Exhibit Number	Description
10.11	First Amendment to Principal Investors Agreement (“PIA”), Participation, Registration Rights and Coordination Agreement and Stockholders Agreement, dated January 29, 2008, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and each person executing the PIA as a principal investor. (7)

10.12	First Amendment to Participation, Registration Rights and Coordination Agreement and Stockholders Agreement, dated January 29, 2008, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain persons who will be stockholders of Broadcasting Media Partners, Inc. (7)

10.13	Management Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Madison Dearborn Partners IV, L.P., Madison Dearborn Partners V-B, L.P., Providence Equity Partners V Inc., Providence Equity Partners L.L.C., KSF Corp., THL Managers VI, LLC and TPG Capital, L.P. (5)

10.14	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Joseph Uva. (5)

10.15	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Ray Rodriguez. (5)

10.16	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Andrew Hobson. (5)

10.17	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Douglas Kranwinkle. (5)

10.18	Form of Indemnification Agreement for Outside Directors. (5)

10.19	Broadcasting Media Partners, Inc. 2007 Equity Incentive Plan. (5)

10.20	Form of Restricted Stock Award Agreement. (5)

10.21	Form of Restricted Stock Unit Award Agreement. (5)

10.22	Form of Notice of Restricted Stock Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (5)

10.23	Notice of Restricted Stock Awards for Joseph Uva. (6)

10.24	Form of Notice of Restricted Stock Unit Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (5)

10.25	Promissory Note and Stock Pledge Agreement dated June 19, 2007 between Joseph Uva and Broadcasting Media Partners, Inc. (6)

10.26	Services Agreement, dated as of January 29, 2008 and effective as of March 29, 2007, by and between Broadcasting Media Partners, Inc., SCG Investments IIB LLC and BMPI Services LLC. (7)

10.27	Employment Agreement dated January 1, 2005 between Univision Management Company and Peter H. Lori. (7)

10.28	Amendment to Employment Agreement effective as of December 2, 2006 between Univision Management Company and Peter H. Lori. (7)

10.29	Option Award Agreement and Notice of Stock Option Grant for Douglas Kranwinkle. (7)

10.30	Option Award Agreement and Notice of Stock Option Grant for Peter H. Lori. (7)

10.31*	Purchase Agreement, dated as of February 27, 2008, between Univision Communications Inc., a Delaware corporation and UMG Recordings, Inc., a Delaware corporation. (7)

10.32*	Agreement and First Amendment to Purchase Agreement dated as of May 5, 2008 between Univision Communications Inc., a Delaware corporation and UMG Recordings, Inc., a Delaware corporation.

Exhibit Number	Description
21.1	Subsidiaries of the Company.

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 (File No. 333-71426-01).
(2)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-3 filed on September 30, 2003 (File No. 333-105933).
(3)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed October 15, 2003.
(4)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 28, 2006.
(5)	Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(6)	Previously filed as an exhibit to Univision Communications Inc.’s report on Form 8-K, filed June 25, 2007.
(7)	Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
*	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC. (Registrant)

By	/s/ PETER H. LORI
Peter H. Lori Duly Authorized Officer, Corporate Controller and Chief Accounting Officer

August 11, 2008