Form 10-Q
period 2008-09-30
UNIVISION COMMUNICATIONS INC
filed 2008-11-14
CIK 1017008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

There were 1,000 shares, $0.01 par value, common stock issued and outstanding as of November 14, 2008.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

INDEX

		Page
Part I—Financial Information:
Item 1.	Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007	3
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 (Unaudited)	4
	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008, the six months ended September 30, 2007 and the three months ended March 31, 2007 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2007, the six months ended September 30, 2007 and the nine months ended September 30, 2008 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008, the six months ended September 30, 2007 and the three months ended March 31, 2007 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	53

Part II—Other Information:
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	57
Item 6.	Exhibits	61

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$637,300	$226,200
Short-term investment fund	360,400	—
Accounts receivable, net	433,500	471,500
Program rights and prepayments	27,200	24,000
Deferred tax assets	22,000	22,000
Prepaid expenses and other	34,000	28,300
Current assets held for sale	22,000	110,800

Total current assets	1,536,400	882,800
Property and equipment, net	615,300	664,100
Intangible assets, net	4,715,900	6,925,900
Goodwill	5,771,700	7,277,200
Deferred financing costs, net	221,700	257,200
Program rights and prepayments	58,000	36,700
Investments	73,900	225,800
Other assets	50,000	34,300
Non-current assets held for sale	67,400	153,900

Total assets	$13,110,300	$16,457,900

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$160,900	$179,400
Income taxes payable	—	5,500
Accrued interest	105,100	150,200
Accrued license fees	20,600	23,700
Program rights obligations	16,200	13,900
Current portion of long-term debt and capital lease obligations	640,700	250,800
Current liabilities held for sale	—	64,300

Total current liabilities	943,500	687,800
Long-term debt	10,177,700	9,721,400
Capital lease obligations	39,600	43,100
Program rights obligations	11,400	12,100
Deferred tax liabilities	1,132,600	2,138,800
Other long-term liabilities	299,000	226,800

Total liabilities	12,603,800	12,830,000

Stockholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized in 2008 and 2007; 1,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Additional paid-in-capital	3,979,900	3,975,500
Accumulated deficit	(3,387,400)	(247,900)
Accumulated other comprehensive loss	(86,000)	(99,700)

Total stockholder’s equity	506,500	3,627,900

Total liabilities and stockholder’s equity	$13,110,300	$16,457,900

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net revenue	$511,300	$524,000
Direct operating expenses	176,500	176,400
Selling, general and administrative expenses	134,900	140,500
Impairment loss	3,670,000	—
Merger-related expenses	700	800
Depreciation and amortization	30,300	40,800

Operating (loss) income	(3,501,100)	165,500
Other expense (income):
Interest expense	197,500	192,900
Interest income	(7,600)	(1,500)
Loss on investments	46,800	—
Amortization of deferred financing costs	11,600	9,700
Equity income in unconsolidated subsidiaries and other	(900)	(900)

Loss from continuing operations before income taxes	(3,748,500)	(34,700)
Benefit for income taxes	(886,000)	(10,500)

Loss from continuing operations	(2,862,500)	(24,200)
Loss from discontinued operations, net of income taxes	(10,100)	(2,600)

Net loss	$(2,872,600)	$(26,800)

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2008	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007
Net revenue	$1,503,200	$1,081,300	$433,600
Direct operating expenses	519,300	346,400	159,400
Selling, general and administrative expenses	456,000	296,100	141,400
Merger-related expenses	2,200	5,000	144,200
Impairment losses	3,693,100	—	—
Voluntary contribution per FCC consent decree	—	—	24,000
Depreciation and amortization	89,100	81,300	19,700

Operating (loss) income	(3,256,500)	352,500	(55,100)
Other expense (income):
Interest expense	574,800	392,400	19,100
Interest income	(14,700)	(2,900)	(1,300)
Loss on investments	142,500	—	—
Loss on extinguishment of debt	—	—	1,600
Amortization of deferred financing costs	35,400	22,900	500
Equity income in unconsolidated subsidiaries and other	(2,600)	(1,900)	(1,100)

Loss from continuing operations before income taxes	(3,991,900)	(58,000)	(73,900)
Benefit for income taxes	(931,000)	(18,500)	(5,700)

Loss from continuing operations	(3,060,900)	(39,500)	(68,200)
(Loss) income from discontinued operations, net of income taxes	(78,600)	(6,900)	1,200

Net loss	$(3,139,500)	$(46,400)	$(67,000)

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Predecessor
Balance, December 31, 2006	$3,100	$4,268,900	$1,305,700	$(1,700)	$(14,500)	$5,561,500
Components of comprehensive loss:
Net loss	—	—	(67,000)	—	—	(67,000)
Currency translation adjustment loss	—	—	—	(100)	—	(100)

Total comprehensive loss	—	—	—	—	—	(67,100)
Treasury stock acquired	—	—	—	—	(2,600)	(2,600)
Adoption of FIN 48	—	1,100	—	—	—	1,100
Share-based compensation costs	—	53,600	—	—	—	53,600
Exercise of stock options, including income tax related benefit	—	62,900	—	—	—	62,900

Balance, March 31, 2007	$3,100	$4,386,500	$1,238,700	$(1,800)	$(17,100)	$5,609,400

Successor
Balance, March 31, 2007	$—	$—	$—	$—	$—	$—
Sponsor equity	—	3,957,000	—	—	—	3,957,000
Components of comprehensive loss:
Net loss	—	—	(46,400)	—	—	(46,400)
Unrealized loss on hedging activities, net of income taxes of $21.7 million	—	—	—	(32,500)	—	(32,500)
Currency translation adjustment loss	—	—	—	(100)	—	(100)

Total comprehensive loss	—	—	—	—	—	(79,000)
Capital contribution by management	—	6,800	—	—	—	6,800
Share-based compensation	—	2,400	—	—	—	2,400

Balance September 30, 2007	$—	$3,966,200	$(46,400)	$(32,600)	$—	$3,887,200

Balance, December 31, 2007	$—	$3,975,500	$(247,900)	$(99,700)	$—	$3,627,900
Components of comprehensive loss:
Net loss	—	—	(3,139,500)	—	—	(3,139,500)
Unrealized gain on hedging activities, net of income taxes of $8.7 million	—	—	—	13,100	—	13,100
Currency translation adjustment gain	—	—	—	600	—	600

Total comprehensive loss	—	—	—	—	—	(3,125,800)
Share-based compensation	—	4,400	—	—	—	4,400

Balance September 30, 2008	$—	$3,979,900	$(3,387,400)	$(86,000)	$—	$506,500

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2008	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net loss	$(3,139,500)	$(46,400)	$(67,000)
(Loss) income from discontinued operations	(78,600)	(6,900)	1,200

Loss from continuing operations	(3,060,900)	(39,500)	(68,200)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation	51,100	39,000	19,100
Amortization of intangible assets	38,000	42,300	600
Amortization of deferred financing costs	35,400	22,900	600
Deferred income taxes	(932,600)	16,800	20,500
Loss on investments	142,500	—	—
Share-based compensation	4,400	2,300	36,500
Earnings distribution from an equity investment	4,000	3,800	—
Impairment losses	3,693,100	—	—
Other non-cash items	(2,400)	300	900
Changes in assets and liabilities:
Accounts receivable, net	37,900	(87,600)	62,600
Deferred advertising revenue	74,100	—	—
Program rights and prepayments	(24,400)	(100)	4,700
Prepaid expenses and other	7,400	(4,800)	(23,400)
Accounts payable and accrued liabilities	(35,600)	(27,700)	91,500
Income taxes payable	(5,400)	(37,400)	(30,000)
Accrued interest	(45,100)	102,600	(6,200)
Accrued license fees	(3,500)	1,400	1,500
Program rights obligations	1,600	(1,300)	(1,200)
Other, net	9,200	(4,000)	8,500

Net cash (used in) provided by operating activities from continuing operations	(11,200)	29,000	118,000
Net cash (used in) provided by operating activities from discontinued operations	(14,200)	(7,800)	3,000

Net cash (used in) provided by operating activities	(25,400)	21,200	121,000

Cash flows from investing activities:
Short-term investment fund	(371,400)	—	—
Acquisitions	(19,100)	—	—
Proceeds from sale of music business	11,900	—	—
Proceeds from sale of investments	10,400	19,600	—
Capital expenditures	(37,900)	(32,200)	(15,400)
Other, net	—	200	(300)

Net cash used in investing activities from continuing operations	(406,100)	(12,400)	(15,700)
Net cash provided by (used in) investing activities from discontinued operations	1,100	(400)	(600)

Net cash used in investing activities	(405,000)	(12,800)	(16,300)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,273,400	—	80,000
Payment for share-based awards	—	(180,100)	—
Capital contribution from management	—	14,600	—
Repayment of current portion of long-term debt	(431,900)	(2,400)	(221,200)
Purchases of treasury shares	—	—	(2,600)
Proceeds from stock options exercised	—	—	16,800
Income tax benefit from share-based awards	—	—	3,800
Deferred financing costs	—	(800)	(100)
Merger-related (payments) and receipts	—	(36,700)	235,400

Net cash provided by (used in) financing activities from continuing operations	841,500	(205,400)	112,100
Net cash provided by (used in) financing activities from discontinued operations	—	—	—

Net cash provided by (used in) financing activities	841,500	(205,400)	112,100

Net increase (decrease) in cash and cash equivalents	411,100	(197,000)	216,800
Cash and cash equivalents, beginning of period	226,200	320,300	103,500

Cash and cash equivalents, end of period	$637,300	$123,300	$320,300

Supplemental disclosure of cash flow information:
Interest paid	$623,600	$309,400	$22,300
Income taxes paid	$3,900	$4,700	$700

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

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

Revenue recognition—Net revenue comprises gross revenues from the Company’s television and radio broadcast, cable and Internet businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations, less agency commissions, volume and prompt payment discounts, music license fees paid by television and compensation costs paid to an affiliated television station. The amounts deducted from gross revenues, principally represent agency commissions, which aggregate to $86.4, $89.7, $255.2, $185.7 and $74.0 million for the three months ended September 30, 2008 and 2007, nine months ended September 30, 2008, six months ended September 30, 2007 and three months ended March 31, 2007, respectively. The Company’s television and radio revenue is recognized when advertising spots are aired and performance guaranties, if any, are achieved. The Internet business recognizes primarily banner and sponsorship advertisement revenue. Banner revenue is recognized as “impressions” are delivered and sponsorship revenue is recognized ratably over the contract period. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s Internet properties. All revenue is recognized only when collection of the resulting receivable is reasonably assured.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Derivative instruments—The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The Company utilizes interest rate swaps in order to manage the earnings and cash flow volatility of changes in interest rates. The Company does not use derivative instruments for trading or speculative purposes. The Company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as cash flow hedges. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivative’s gains or losses are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods that the hedged item affects earnings. If a cash flow hedge is de-designated and no longer qualifies for hedge accounting, the future change in the fair value of the hedge will be recorded to earnings and the remaining balance in other comprehensive income or loss will be reclassified into earnings in the same periods during which the interest payments that originally were being hedged occur. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in earnings in the period in which the underlying hedged item is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, the derivative instrument would be closed and the resulting gain or loss would be recognized in earnings. At September 30, 2008, all cash flow hedges utilized were highly effective. On October 31, 2008, the Company de-designated its cash flow hedges.

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

September 30, 2008

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

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of risk include primarily cash and cash equivalents, short-term investment funds, trade receivables and financial instruments used in hedging activities. The Company’s objective is to invest cash with high-quality-credit institutions, which limits the amount of credit exposure with any one financial institution. During the third quarter of 2008, the Company recorded an investment loss of $11.0 million on a money-market investment in the Reserve Primary Fund. See Note 6. Financial Instruments and Fair Value Measures. The Company sells its services and products to a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. No one customer represented more than 10% of net revenue of the Company for the three and nine months ended September 30, 2008 and 2007. The Company extends credit based on an evaluation of the customers’ financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The counterparties to the agreements relating to the Company’s financial instruments consist of major, international institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company monitors the credit ratings of such counterparties and limits the financial exposure with any one institution.

Reclassifications—Certain reclassifications, primarily related to discontinued operations, have been made to the prior year financial statements to conform to the current year presentation.

New accounting pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”). SFAS No. 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair value of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS No. 141R and SFAS No. 160 are effective as of the beginning of the 2009 fiscal year. The Company is currently evaluating the impact of the adoption of SFAS No. 141R and SFAS No. 160.

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

September 30, 2008

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

FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) defers the effective date of FASB Statement No. 157, Fair Value Measurements, for one year to be applicable for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157, as it applies to nonfinancial assets and nonfinancial liabilities, will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact on its consolidated financial statements that the application of SFAS No. 157 will have on its nonfinancial assets and liabilities.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on its financial statements.

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

September 30, 2008

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

In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company booked an estimated liability of $13.2 million, with an offset to goodwill, as part of the application of purchase accounting for involuntary termination of certain key employees in connection with the Merger. At September 30, 2008, there was no remaining balance on the accrued liability.

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

Merger-Related Expenses—As a result of the Merger, the Company incurred the following merger-related expenses:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Change in control payments to employees	$—	$400
Legal fees	400	400
Other non-compensation expenses	—	300
Other compensation expenses	300	(300)

Total Merger-related expenses	$700	$800

	Successor		Predecessor
	Nine Months Ended September 30, 2008	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007
Share-based compensation expense	$—	$—	$46,400	(a)
Change in control payments to employees	—	2,000	41,900
Advisory success fee	—	—	32,800
Legal fees	900	900	16,100
Other non-compensation expenses	—	1,800	4,300
Other compensation expenses	1,300	300	2,700

Total Merger-related expenses	$2,200	$5,000	$144,200

(a)	As a result of the Merger, the Company accelerated approximately $31.9 million of share-based compensation and expensed change in control share-based compensation of $14.5 million.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

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

For the nine months ended September 30, 2008, the Company recorded a non-cash impairment charge of approximately $23.1 million (which was recorded in the first quarter of 2008) related to continuing operations asset dispositions whose book value exceeded estimated net realizable value. The results of operations of discontinued operations have been reclassified to discontinued operations for all periods presented. The nine months ended September 30, 2008 includes a non-cash impairment charge of approximately $106.9 million, $72.4 million net of income taxes, related to discontinued operations asset dispositions whose book value exceeded estimated net realizable value. The Company repaid approximately $114.7 million of its $500.0 million bank second-lien asset sale bridge loan in May 2008 with the proceeds from the sale of its music recording and publishing businesses and certain non-core assets. The Company intends to pay the balance remaining under its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009 with the proceeds from the sale of certain non-core television and radio stations, investments, real estate, cash on hand and a potential borrowing under its bank senior secured revolving credit facility (which cannot exceed $250.0 million).

Results of all discontinued operations are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net revenue	$5,700	$32,100

Loss from discontinued operations	$(14,600)	$(4,300)
Benefit for income taxes	(5,800)	(1,700)
Loss on sale of discontinued operations	(2,000)	—
Benefit for income taxes	(700)	—

Loss from discontinued operations, net of income taxes	$(10,100)	$(2,600)

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

	Successor		Predecessor
	Nine Months Ended September 30, 2008	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007
Net revenue	$46,100	$62,400	$45,000

(Loss) income from discontinued operations	$(114,100)	$(11,200)	$2,000
(Benefit) provision for income taxes	(37,100)	(4,300)	800
Loss on sale of discontinued operations	(2,400)	—	—
Benefit for income taxes	(800)	—	—

(Loss) income from discontinued operations, net of income taxes	$(78,600)	$(6,900)	$1,200

The financial position of the discontinued operations is as follows:

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$—	$13,100
Current assets held for sale:
Accounts receivable, net	$—	$23,500
Deferred taxes	—	9,300
Prepaid and other current assets	—	19,800
Property and equipment	3,600	6,200
Intangible assets	18,400	41,300
Other long-term assets	—	10,700

	$22,000	$110,800

Non-current assets held for sale:
Property and equipment	$7,000	$6,200
Intangible assets	60,400	147,700

	$67,400	$153,900

Current liabilities held for sale:
Accounts payable and accrued liabilities	$—	$63,300
Other long-term liabilities	—	1,000

	$—	$64,300

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

September 30, 2008

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

Upon the completion of the sale, the Company allocated $12.5 million of the total purchase price to the assets of the music recording and publishing business and $118.7 million to the advertising support the Company has committed to provide, based on the relative fair values of the assets of the music business sold and the advertising support commitments, to the aggregate fair value. The $118.7 million of deferred advertising revenues associated with the television segment will be recognized into revenue over the next five years.

The sale of the music business generated a deferred tax asset of approximately $147.0 million related to the excess tax basis the Company had in the music entities. As of September 30, 2008, the Company has offset this asset with a valuation allowance of the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded will not be realized.

4. Supplemental Balance Sheet Information

	September 30, 2008	December 31, 2007
Accounts receivable
Accounts receivable	$453,100	$486,400
Less allowance for doubtful accounts	(19,600)	(14,900)

	$433,500	$471,500

Property and equipment
Land and improvements	$169,000	$165,200
Buildings and improvements	250,900	238,000
Broadcast equipment	169,000	188,700
Furniture, computers and other equipment	117,000	103,300
Capital leases—transponder equipment	18,600	27,100

	724,500	722,300
Accumulated depreciation	(109,200)	(58,200)

	$615,300	$664,100

Accounts Payable and Accrued Liabilities
Accounts payable and accruals	$82,300	$107,700
Deferred advertising revenue	34,700	7,700
Accrued compensation	43,900	64,000

	$160,900	$179,400

Other Long-Term Liabilities
Swap liability	$143,900	$165,800
Deferred advertising revenue	86,300	—
Other	68,800	61,000

	$299,000	$226,800

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

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

Due to the adverse market conditions affecting the Company and lower trading multiples within the industries that the Company operates, as well as the overall economic slow down which has adversely affected the Company’s operating revenues and margins and the current expectation for its duration, the Company performed an interim impairment test during the third quarter of 2008. As a result of this analysis, the Company determined that the goodwill of its television, radio and Internet segments was impaired and the goodwill impairment loss recognized is as follows:

(amounts in millions)	Three months ended September 30, 2008
Television	$580.0
Radio	800.0
Internet	100.0

Total	$1,480.0

The date for the Company’s annual goodwill impairment test is October 1. The Company’s goodwill impairment loss may change as a result of this annual impairment test.

The Company estimated the fair value of each reporting unit based upon the present value of future cash flows (“Discounted Cash Flow Method”). Because the extent of the economic downturn and its related near and mid-term impact on the Company’s business plan is not fully known at this time, the Company’s goodwill impairment loss is an estimate.

In addition, the Company has performed an impairment analysis on its indefinite-lived intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and of its intangible assets with finite lives in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of these analyses, the Company determined that its FCC licenses and trademarks were impaired on its television, radio and Internet segments and the intangible asset impairment loss recognized is as follows:

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

(amounts in millions)	Three months ended September 30, 2008
Television segment
FCC licenses	$800.0
Trademarks	120.0

Total Television	920.0

Radio segment
FCC licenses	1,230.0
Trademarks	30.0

Total Radio	1,260.0

Internet segment
Trademarks	10.0

Total Internet	10.0

Total	$2,190.0

The fair value of intangible assets with indefinite lives was estimated and compared to their carrying value. The Company estimated the fair value of these indefinite-lived assets based upon the Discounted Cash Flow Method.

Intangible assets with finite lives were tested for impairment at the asset level associated with the lowest level of cash flows. The Company determined that no impairments existed because the carrying value of the intangible assets were greater than the sum of undiscounted cash flows and was greater than the asset’s fair value. No impairment loss was recognized related to intangible assets with finite lives.

The following is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, estimated amortization expense for the years 2008 through 2013, and goodwill by segment giving affect to these impairments:

	As of September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized
Multiple system operator contracts and relationships and broadcast affiliate agreements	$981,700	$65,000	$916,700
Advertiser related intangibles, primarily advertiser contracts	105,300	32,800	72,500
Other amortizable intangibles	1,000	800	200

Total	$1,088,000	$98,600	989,400

Intangible Assets Not Being Amortized
Broadcast licenses			3,277,500
Trademarks			448,800
Other intangible assets			200

Total			3,726,500

Total intangible assets, net			$4,715,900

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized
Multiple system operator contracts and relationships and broadcast affiliate agreements	$981,700	$32,600	$949,100
Advertiser related intangibles, primarily advertiser contracts	105,300	27,600	77,700
Other amortizable intangibles	1,000	400	600

Total	$1,088,000	$60,600	1,027,400

Intangible Assets Not Being Amortized
Broadcast licenses			5,287,300
Trademarks			610,100
Other intangible assets			1,100

Total			5,898,500

Total intangible assets, net			$6,925,900

Estimated amortization expense is as follows:

Year	Amount
2008	$50,600
2009	$50,100
2010	$50,100
2011	$50,100
2012	$50,100
2013	$50,100

The Company has various intangible assets that are being amortized on a straight line basis. Advertiser related intangibles are being amortized through 2026, the multiple system operator contracts and relationships and broadcast affiliate agreements and relationships are being amortized through 2027 and 2031, respectively, and other amortizable intangible assets are being amortized through 2010. For the three months ended September 30, 2008 and 2007, the Company incurred amortization expense of $12.7 million and $21.3 million, respectively, $38.0 million for the nine months ended September 30, 2008, $42.3 million for six months ended September 30, 2007 and $0.6 million for the three months ended March 31, 2007. The remaining weighted average amortization period for the amortizable intangibles is approximately 21 years.

The changes in goodwill are as follows:

	Segments
	Television	Radio	Internet	Total
Balance as of December 31, 2007	$6,040,000	$1,129,300	$107,900	$7,277,200
Goodwill impairment	(580,000)	(800,000)	(100,000)	(1,480,000)
Goodwill impairment on discontinued operations	—	(19,500)	—	(19,500)
Purchase accounting adjustments	(4,000)	(2,000)	—	(6,000)

Balance as of September 30, 2008	$5,456,000	$307,800	$7,900	$5,771,700

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

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

Below are the assets and liabilities that are measured by the Company in accordance with SFAS No. 157 on a recurring basis as of September 30, 2008:

	Fair Value Measurements at Reporting Date Using
Description	As of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investment fund	$360,400	$—	$—	$360,400
Interest rate swaps	40	—	40	—

Total	$360,440	$—	$40	$360,400

Liabilities:
Interest rate swaps	$143,900	$—	$143,900	$—

Reserve Primary Fund—The Company had an investment of approximately $371.4 million in the Reserve Primary Fund (“RPF”), a money market fund. On September 16, 2008 RPF indicated that the net asset value of the fund had declined to $0.97 per dollar and that withdrawals from the fund would be subject to a holding period. On September 22, 2008, the Securities and Exchange Commission (the “SEC”) issued an order granting an exemption that temporarily suspended redemptions of RPF and required the plan for disposition of RPF’s

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

securities to meet redemptions to be subject to the SEC’s supervision. This order was effective as of September 17, 2008. The Company recorded an investment loss of approximately $11.0 million on its investment in RPF and has classified the remaining balance in short-term investment funds. On September 29, 2008, the Board of Trustees of the Reserve Fund voted to liquidate the assets of RPF and distribute cash to RPF’s investors. The Company received approximately $188.4 million as a distribution from RPF on October 31, 2008, representing approximately 50% of the Company’s investment in RPF. The timing of receipt of the remaining proceeds cannot be determined at this time; however, the maturities of the underlying investments are within one year. Univision has adjusted the fair value measurement of RPF from Level 1 to Level 3 within SFAS 157’s three-tier fair value hierarchy. Changes in market conditions could result in further adjustments to the fair value of this investment. Accordingly, we reclassified our investment of $371.4 million in RPF from cash equivalents to short-term investments and recognized an other than temporary impairment of $11.0 million, which resulted in an ending balance of $360.4 million at September 30, 2008.

Derivative Instruments—At September 30, 2008, the Company’s interest rate swaps on its $7 billion variable bank debt and on its $250 million senior note due 2008 were impacted by SFAS No. 157. The Company measures these assets and liabilities on a recurring basis at fair value. The LIBOR swap curve, which is a significant observable input under the guidelines of SFAS No. 157, will continue to be the main input in the determination of the fair value of the Company’s interest rate swaps. However, under SFAS No. 157, the Company is also required to consider the effect of each party’s credit risk (credit standing) on the fair value of its hedges in all periods in which the swap asset or liability is measured because those who might hold the Company’s swap liabilities as assets, or swap assets as liabilities, would consider the effect of credit standing in determining the prices they would be willing to pay for similar assets or liabilities.

Equity Instruments—The Company monitors Entravision’s Class A common stock, which is publicly traded, as well as Entravision’s financial results, operating performance and the outlook for the media industry in general. The Company follows the guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in determining whether a decline in fair value below basis is other than temporary. Based upon the continuing low Entravision stock price, the Company recorded a charge of $20.8 million for the three months ended September 30, 2008, related to an other-than-temporary decline in the value of its Entravision stock. During the nine months ended September 30, 2008, the Company recorded charges related to an other-than-temporary decline in the value of its Entravision stock of $99.8 million. At September 30, 2008, after giving effect to this write-down and sale of securities, the Company had an investment in Entravision of $42.1 million and a book basis of $2.69 per share.

In addition, the Company realized losses of $1.6 million on the sale of Entravision securities for the nine months ended September 30, 2008.

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

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Separately, during the first quarter, the Company recorded non-cash impairment charges of $15.1 million related to equity investments and, in the third quarter, $15.0 million related to an equity investment.

7. Related Party Transactions

On March 29, 2007, the Company entered into a management agreement with Broadcasting Media and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the three months ended September 30, 2008 and 2007 was $4.4 million, $11.8 million for the nine months ended September 30, 2008 and $9.4 million for the six months ended September 30, 2007. The out-of-pocket expenses were $0.5 million and $2.2 million for the three and nine months ended September 30, 2008, respectively. The management service fees and out-of-pocket expenses are included in selling, general and administrative expenses on the statement of operations.

On January 29, 2008, Broadcasting Media entered into a consulting agreement with an entity controlled by the Chairman of the Board of Directors. See Note 10. Share-Based Compensation.

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

8. Debt

Long-term debt consists of the following as of:

	September 30, 2008	December 31, 2007
Bank senior secured revolving credit facility	$710,400	$—
Bank senior secured term loan facility	7,000,000	7,000,000
Bank second-lien asset sale bridge loan	385,300	500,000
Bank senior secured draw term loan	450,000	200,000
Senior notes—9.75%/10.50% due 2015	1,500,000	1,500,000
Senior notes—7.85% due 2011	517,300	521,400
Senior notes—3.875% due 2008	249,800	245,600

	10,812,800	9,967,000
Less current portion	(635,100)	(245,600)

Long-term debt	$10,177,700	$9,721,400

The Company has a 7-year, $750.0 million bank senior secured revolving credit facility. Interest accrues at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the nine

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

months ended September 30, 2008, the effective interest rate related to this facility was 5.20%. On April 7, 2008, the Company borrowed $700.0 million from this facility. Although the Company had no immediate needs for additional liquidity, in light of the then current financial market conditions, the Company drew on the facility to provide it with greater financial flexibility. The cash proceeds of the borrowings are currently maintained in highly liquid short-term investments and in the Reserve Primary Fund. The Company may potentially use up to $250.0 million of the outstanding revolver borrowings, to pay down the remaining balance of $385.3 million under its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009. There was $710.4 million outstanding on this facility as of September 30, 2008. After giving effect to borrowings and outstanding letters of credit of $39.6 million as of September 30, 2008, the Company did not have the ability to borrow additional funds under this facility.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the nine months ended September 30, 2008, the effective interest rate related to this facility was 7.27%. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012.

In August 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. In October 2007, the Company also entered into a $2 billion two-year interest rate swap on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. As a result of these interest rate swaps, the Company has no interest rate exposure on its $7 billion bank senior secured term loan facility. As of September 30, 2008, these interest rate swaps were accounted for as cash flow hedges that were highly effective and the Company had a swap liability totaling $143.9 million, which is included in other long-term liabilities on the balance sheet. For the nine months ended September 30, 2008, the gain recorded for the cash flow hedge, net of income taxes, in other comprehensive loss was $13.1 million.

On October 31, 2008, the Company de-designated its cash flow hedges. Prospectively, future changes in the fair value of the interest rate swaps will be recorded in earnings. The balance of $86.0 million in accumulated other comprehensive loss will be reclassified into earnings in the same periods during which the interest payments that originally were being hedged occur.

The bank second-lien asset sale bridge loan is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the nine months ended September 30, 2008, the effective interest rate related to this loan was 5.54%. The Company repaid approximately $114.7 million of its $500.0 million bank second-lien asset sale bridge loan in May of 2008 with the proceeds from the sale of its music recording and publishing businesses and certain non-core assets. There was $385.3 million outstanding on this loan at September 30, 2008. The Company intends to pay the balance remaining under its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009 with the proceeds from the sale of certain non-core television and radio stations, investments and real estate, cash on hand and a potential borrowing under its bank senior secured revolving credit facility (which cannot exceed $250.0 million). See Note 3. Discontinued Operations and Other Disposals concerning the sale of the Company’s music recording and publishing business and other non-core assets.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

The Company has a 7.5 year, $450 million bank senior secured draw term loan facility, the balance of which is only available to repay the Company’s $450.0 million pre-Merger 2007 and 2008 senior notes. In 2007, the Company borrowed $200.0 million to repay the 2007 senior notes. On April 9, 2008, the Company borrowed the remaining available $250.0 million from this facility. On October 15, 2008, the Company repaid the $250.0 million senior notes with these borrowings. After the draw down, there is no remaining credit available under this facility. During the nine months ended September 30, 2008, the effective interest rate related to this loan was 4.76%. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012. There was $450.0 million outstanding under this facility at September 30, 2008.

The 9.75% senior notes are 8 year notes due 2015, totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes was paid in cash on September 15, 2007. For any interest period thereafter through March 15, 2012, the Company may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The notes bear interest at 9.75% and PIK interest will accrue at 10.50%. These senior notes pay interest on March 15th and September 15th each year. As of September 30, 2008, the Company has not elected the PIK option on these notes.

The Company’s 7.85% senior notes due 2011 bear interest at 7.85% per annum. These senior notes pay interest on January 15th and July 15th of each year.

The Company had $250.0 million of senior notes due in October 2008, which bore interest at the rate of 3.875% per annum. The interest was payable on the senior notes in cash on April 15th and October 15th of each year. On October 15, 2008, the Company repaid the $250.0 million dollar senior notes with the April 9, 2008 borrowings from its bank senior secured draw term loan facility.

When the Company issued the senior notes due 2008, it entered into two fixed-to-floating interest rate swaps. Following the Merger, these two swaps no longer qualified for hedge accounting. During the nine months ended September 30, 2008, the Company recognized a $0.4 million charge related to the changes in the fair value of these swaps. This $0.4 million charge is reported in interest expense in the Company’s statement of operations. At September 30, 2008, the Company had a swap asset of $0.1 million reported in prepaid expenses and other assets on the balance sheet, related to the interest rate swaps on the 2008 senior notes. The swap agreement terminated on October 15, 2008.

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

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

The Senior Secured Credit Facilities and the senior notes contain various covenants and a breach of any covenant could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under the Company’s Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the Company’s Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral. The Company is in compliance with all covenants including financial covenants under its bank credit agreement governing the Senior Secured Credit Facilities as of September 30, 2008.

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

The Company’s senior notes due 2011 that were outstanding prior to the Merger and remain outstanding are secured on an equal and ratable basis with the Senior Secured Credit Facilities. The Company’s senior notes due 2008 that were outstanding prior to the Merger were paid off in October 2008.

9. Income Taxes

The Company’s effective tax rate from continuing operations of approximately 23.3% differs from the statutory rate primarily due to nondeductible tax differences, including the goodwill impairment charge, that reduce the tax benefit from current period losses and valuation allowances relating to the write down of certain investments.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

The effective tax rate is based on expected losses, statutory tax rates and tax planning opportunities applicable to the Company. For interim financial reporting, the Company estimates the annual tax rate based on projected taxable loss for the full year and records a quarterly income tax benefit in accordance with the anticipated annual rate. As the year progresses, the Company refines the estimates of the year’s taxable loss as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax benefit during the quarter in which the change in estimate occurs so that the year-to-date benefit reflects the expected annual tax rate. Significant judgment is required in determining the effective tax rate and in evaluating the tax positions.

The Company had total gross unrecognized tax benefits of $40.1 and $28.2 million as of September 30, 2008 and January 1, 2008, respectively. The change in the Company’s gross unrecognized tax benefits of $11.9 million from January 1, 2008 to September 30, 2008 is the result of the identification of uncertain tax positions during that period. If the unrecognized tax benefits are recognized in a future period they would not materially change the effective income tax rate of that respective period. The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. For the three and nine months ended September 30, 2008, the Company recognized approximately $0.2 million and $0.7 million in interest expense, net of taxes, respectively. As of September 30, 2008, the Company has approximately $2.1 million of accrued interest related to uncertain tax positions.

The Company is subject to U.S. federal income tax as well as multiple state jurisdictions. The Company has substantially concluded all U.S. federal matters through 2004. All material state matters have been concluded through 2001.

10. Share-Based Compensation

Total compensation cost related to restricted stock awards was approximately $1.2 and $3.4 million for the three and nine months ended September 30, 2008, respectively. Unamortized compensation cost related to restricted stock awards was $4.6 million and the weighted average period over which it is expected to be recognized is approximately 1.0 year.

Total compensation cost related to stock option awards was approximately $0.1 and $0.3 million for the three and nine months ended September 30, 2008, respectively. Unamortized compensation cost related to stock option awards was $1.3 million and the weighted average period over which it is expected to be recognized is approximately 3.5 years.

On January 29, 2008, Broadcasting Media entered into a consulting agreement with an entity controlled by Univision’s Chairman of the Board of Directors. The agreement will pay up to 3% of defined appreciation realized by the Sponsors and co-investors on their investments in Broadcasting Media and Broadcast Holdings in excess of certain preferred returns and performance thresholds, which increase over time. This agreement has been accounted for in accordance with the provisions of SFAS No. 123(R). Changes, either increases or decreases, in the defined appreciation in excess of the preferred returns and performance thresholds between the date of the consulting agreement and a liquidation event results in a change in the measure of consulting expense. The term of the consulting agreement is indefinite, subject to the right of either party to terminate the agreement. The Company recognized consulting expense of $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

11. Commitments and Contingencies

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

For the three months ended September 30, 2008 and 2007, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of $1.0 million and $1.1 million, respectively, $4.4 million for the nine months ended September 30, 2008, $1.4 million for six months ended September 30, 2007 and $2.2 million for the three months ended March 31, 2007. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

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

September 30, 2008

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines. On October 16, 2007, acting upon another stipulation of the parties and recommendation by the Special Master, the Court once again continued the trial date and related deadlines. On April 28, 2008, at the request of the parties, the trial was again continued and was scheduled to begin on July 1, 2008. On June 12, 2008, the U.S. District Court in Los Angeles-Central District of California continued the trial date from July 1, 2008 to October 14,

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

2008. On September 17, 2008, the U.S. District Court in Los Angeles—Central District of California continued the trial date from October 14, 2008 to January 6, 2009.

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

The Company may, from time to time, engage in wide-ranging settlement negotiations with Televisa, however, to date significant unresolved elements remain based on the last such negotiations and there can be no assurances that any settlement will be reached, or if reached, what its terms will be. A settlement could involve, among other positive and adverse impacts on the Company’s financial statements for the period in which a settlement is reached and future periods, a material charge. The range of any of these impacts from a potential settlement, including the range of a charge, if any, cannot be determined at this time. In addition, it cannot be determined whether any charge would have a material impact on adjusted operating income before depreciation and amortization, the measurement of operating income reported to the banks. The Company continues to defend the litigation and pursue its counterclaims vigorously and it plans to take all actions necessary to ensure Televisa’s continued performance under the PLA. The Company is not currently in any settlement discussions or negotiations with Televisa.

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

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

Presented below is segment information pertaining to the Company’s television, radio and Internet businesses:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net revenue:
Television	$397,200	$406,500
Radio	102,600	105,900
Internet	11,500	11,600

Consolidated	511,300	524,000

Direct operating expenses:
Television	149,500	151,400
Radio	23,100	21,200
Internet	3,900	3,800

Consolidated	176,500	176,400

Selling, general and administrative expenses:
Television	90,200	95,400
Radio	40,400	41,500
Internet	4,300	3,600

Consolidated	134,900	140,500

Impairment loss:
Television	1,500,000	—
Radio	2,060,000	—
Internet	110,000	—

Consolidated	3,670,000	—

Merger-related expenses:
Television	700	1,400
Radio	—	(600)
Internet	—	—

Consolidated	700	800

Depreciation and amortization:
Television	25,900	36,600
Radio	2,300	2,200
Internet	2,100	2,000

Consolidated	30,300	40,800

Operating (loss) income:
Television	(1,369,100)	121,700
Radio	(2,023,200)	41,600
Internet	(108,800)	2,200

Consolidated	$(3,501,100)	$165,500

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
OIBDA:
Television	$170,800	$171,700
Radio	39,600	43,800
Internet	3,300	4,200

Consolidated	$213,700	$219,700

Capital expenditures:
Television	$12,000	$13,700
Radio	1,900	2,800
Internet	500	—

Consolidated	$14,400	$16,500

	Successor		Predecessor
	Nine Months Ended September 30, 2008	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007
Net revenue:
Television	$1,173,400	$840,000	$340,900
Radio	300,300	218,200	83,300
Internet	29,500	23,100	9,400

Consolidated	1,503,200	1,081,300	433,600

Direct operating expenses:
Television	439,900	298,400	135,900
Radio	67,800	40,600	19,800
Internet	11,600	7,400	3,700

Consolidated	519,300	346,400	159,400

Selling, general and administrative expenses:
Television	318,000	204,400	98,400
Radio	124,800	84,200	38,200
Internet	13,200	7,500	4,800

Consolidated	456,000	296,100	141,400

Impairment losses:
Television	1,501,600	—	—
Radio	2,081,500	—	—
Internet	110,000	—	—

Consolidated	3,693,100	—	—

Merger-related expenses:
Television	2,200	5,000	138,500
Radio	—	—	5,700
Internet	—	—	—

Consolidated	2,200	5,000	144,200

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

	Successor		Predecessor
	Nine Months Ended September 30, 2008	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007
Voluntary contribution per FCC consent decree:
Television	—	—	24,000
Radio	—	—	—
Internet	—	—	—

Consolidated	—	—	24,000

Depreciation and amortization:
Television	75,700	72,700	16,500
Radio	7,200	4,600	2,600
Internet	6,200	4,000	600

Consolidated	89,100	81,300	19,700

Operating (loss) income:
Television	(1,164,000)	259,500	(72,500)
Radio	(1,981,000)	88,800	17,000
Internet	(111,500)	4,200	400

Consolidated	$(3,256,500)	$352,500	$(55,100)

OIBDA:
Television	$469,900	$364,300	$119,400
Radio	110,200	93,900	26,200
Internet	4,700	8,200	1,100

Consolidated	$584,800	$466,400	$146,700

Capital expenditures:
Television	$29,900	$26,700	$12,300
Radio	6,900	5,200	2,900
Internet	1,100	300	200

Consolidated	$37,900	$32,200	$15,400

	September 30, 2008	December 31, 2007
Total Assets:
Television	$10,859,400	$11,825,000
Radio	2,095,300	4,171,700
Internet	66,200	183,500
Assets held for sale	89,400	277,700

Consolidated	$13,110,300	$16,457,900

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

September 30, 2008

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

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Adjusted operating income before depreciation and amortization	$213,700	$219,700
Depreciation and amortization	30,300	40,800
Share-based compensation expense	1,500	800
Televisa litigation costs, payments under protest and other license fee overcharges	3,000	4,700
Other legal fees	100	—
Merger-related expenses	700	800
Impairment loss	3,670,000	—
Restructuring costs	3,200	700
Business optimization expenses	500	2,000
Sponsor expenses	500	—
Letter of credit fees	600	—
Management fee	4,400	4,400

Operating (loss) income	$(3,501,100)	$165,500

	Successor		Predecessor
	Nine Months Ended September 30, 2008	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007
Adjusted operating income before depreciation and amortization	$584,800	$466,400	$146,700
Depreciation and amortization	89,100	81,300	19,700
Share-based compensation expense	4,400	2,200	4,700
Televisa litigation costs, payments under protest and other license fee overcharges	16,600	11,200	6,600
Other legal fees	200	—	—
Merger-related expenses	2,200	5,000	144,200
Voluntary contribution per FCC consent decree	—	—	24,000
Impairment losses	3,693,100	—	—
Restructuring costs	15,000	700	—
Business optimization expenses	5,700	4,100	2,600
Sponsor expenses	2,200	—	—
Letter of credit fees	600	—	—
Management fee	11,800	9,400	—
Purchase accounting adjustments related to leases	400	—	—

Operating (loss) income	$(3,256,500)	$352,500	$(55,100)

Part I,

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Univision Communications Inc., together with its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), has continuing operations in three business segments:

•

Television: The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the owned and/or operated television stations and the Galavisión cable television network. For the nine months ended September 30, 2008, the television segment accounted for approximately 78% of the Company’s net revenue.

•

Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the nine months ended September 30, 2008, the radio segment accounted for approximately 20% of the Company’s net revenue.

•

Internet: Univision Online, Inc. operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the nine months ended September 30, 2008, the Internet segment accounted for approximately 2% of the Company’s net revenue.

On March 29, 2007, Broadcasting Media Partners, Inc. (“Broadcasting Media”), completed its acquisition of the Company pursuant to the terms of the agreement and plan of merger dated as of June 26, 2006 (the “Merger Agreement”), by and among the Company, Broadcasting Media and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), a subsidiary of Broadcasting Media. Umbrella Acquisition and Broadcasting Media were formed by an investor group that includes affiliates of Madison Dearborn Partners, LLC, Providence Equity Partners Inc., Saban Capital Group Inc., TPG Capital, and Thomas H. Lee Partners, L.P. (collectively the “Sponsors”). To consummate the acquisition, Umbrella Acquisition was merged (the “Merger”) with and into the Company and the Company was the surviving corporation. Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive $36.25 in cash, without interest.

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

Description of Direct Operating Expenses

Direct operating expenses consist primarily of programming, license fees, news and technical costs. License fees related to our program license agreements (the “PLA”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporación Venezolana del Television, C.A. (VENEVISION) (“Venevision”)

accounted for approximately 17% of our total direct operating and selling, general and administrative expenses, excluding merger-related expenses for both the nine months ended September 30, 2008 and 2007.

Description of Selling, General and Administrative Expenses

Selling, general and administrative expenses include selling, research, promotions, Televisa litigations costs, management fee and other general and administrative expenses.

Factors Affecting Our Results

Televisa Program License Agreement Litigation

Televisa and the Company are parties to the PLA, which provides our three television networks with a majority of its prime time programming and a substantial portion of its overall programming. The Company currently pays a license fee to Televisa for programming, subject to certain upward adjustments. In June 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by us of our PLA with Televisa. Televisa’s current claims include breach for our alleged failure to pay Televisa royalties attributable to revenues from certain programs and from our use of unsold time to promote assets, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of a soccer rights side-letter to the PLA (the “Soccer Agreement”), a claim that we did not cooperate with various Televisa audit rights and efforts and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa sought monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against our alteration of Televisa programming without Televisa’s consent. For the three and nine months ended September 30, 2008 and 2007, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $1.0 million and $4.4 million and $1.1 million and $3.6 million, respectively. Televisa is also seeking a declaration that the Company is in material breach of the PLA and the Soccer Agreement and that Televisa has the right to suspend or terminate its performance under such agreements. We do not believe we are in breach of our agreements with Televisa and certainly not in material breach. The Company has filed an answer and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company seeks monetary damages and injunctive relief.

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines. On October 16, 2007, acting upon another stipulation of the parties and recommendation by the Special Master, the Court once again continued the trial date and related deadlines. On April 28, 2008, at the request of the parties, the trial was again continued and was scheduled to begin on July 1, 2008. On June 12, 2008, the U.S. District Court in Los Angeles-Central District of California continued the trial date from July 1, 2008 to October 14, 2008. On September 17, 2008, the U.S. District Court in Los Angeles—Central District of California continued the trial date from October 14, 2008 to January 6, 2009.

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

The Company may, from time to time, engage in wide-ranging settlement negotiations with Televisa, however, to date significant unresolved elements remain based on the last such negotiations and there can be no assurances that any settlement will be reached, or if reached, what its terms will be. A settlement could involve, among other positive and adverse impacts on the Company’s financial statements for the period in which a settlement is reached and future periods, a material charge. The range of any of these impacts from a potential settlement, including the range of a charge, if any, cannot be determined at this time. In addition, it cannot be determined whether any charge would have a material impact on adjusted operating income before depreciation and amortization, the measurement of operating income reported to the banks. The Company continues to defend the litigation and pursue its counterclaims vigorously and it plans to take all actions necessary to ensure Televisa’s continued performance under the PLA. The Company is not currently in any settlement discussions or negotiations with Televisa.

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

Management Fee Agreement

On March 29, 2007, the Company entered into a management agreement with Broadcasting Media and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the three and nine months ended September 30, 2008 was $4.4 million and $11.8 million, respectively, and $4.4 million $9.4 million for the three and nine months ended September 30, 2007. The out-of-pocket expenses were $0.5 million and $2.2 million for the three and nine months ended September 30, 2008, respectively, which are included in selling, general and administrative expenses on the statement of operations.

Impairment losses

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists. Due to the adverse market conditions affecting the Company and lower trading multiples within the industries that the Company operates, as well as the overall slow down which has adversely affected the Company’s operating revenues and margins and current expectation for its duration, the Company performed an interim impairment test during the third quarter of 2008. As a result of this analysis, the Company recorded a non-cash impairment loss of $3.7 billion related to its goodwill and intangible assets. See “Notes to Condensed Consolidated Financial Statements—5. Intangible Assets and Goodwill.”

In the first quarter of 2008, the Company recorded a non-cash impairment loss of $23.1 million related to continuing operations asset dispositions whose book value exceeded net realizable value. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

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

In addition to losses of $1.6 million on the sale of securities and an $11.0 million loss related to a money market investment in the Reserve Primary Fund, during the nine month period ended September 30, 2008, the Company recorded non-cash impairment charges. For the three month period ended September 30, 2008, the Company recorded a non-cash impairment charge of $35.8 million, consisting of $20.8 million related to the Company’s investment in Entravision and $15.0 million related to an equity investment. For the nine months ended September 30, 2008, the Company recorded a non-cash impairment charge of $129.9 million, consisting of $99.8 million related to the Company’s investment in Entravision, $15.1 million related to equity investments in a media company and $15.0 million related to an equity investment.

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

Program Costs for Television Broadcast

Program costs pursuant to the PLAs are expensed monthly by the Company as a license fee, which is based principally on a percentage of the Company’s television combined net time sales, as defined in the PLA. The Company has expensed its payments made under protest to Televisa, discussed previously in “Notes to Condensed Consolidated Financial Statements—11. Commitments and Contingencies.” Depending on the

outcome of the litigation, the Company may recover some or all of these payments. Also, the Company may be required to pay additional license fees on certain programming that is currently being excluded from the license fee calculation.

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

Revenue Recognition

Net revenue is comprised of gross revenues from the Company’s television and radio broadcast, cable and Internet businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations, less agency commissions, volume and prompt payment discounts, music license fees paid by television and compensation costs paid to affiliated television stations. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The Internet business recognizes primarily banner and sponsorship advertisement revenues. Banner and sponsorship revenues are recognized ratably over their contract period or as impressions are delivered. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s Internet properties.

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

Results of Operations

Overview

In the following table, the Company’s combined results for the nine months ended September 30, 2007 represent the sum of the amounts for the six months ended September 30, 2007 and the three months ended March 31, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful comparison of our results.

	Successor		Predecessor	Combined Results of Successor and Predecessor
Unaudited in thousands	Nine Months Ended September 30, 2008	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007	Nine Months Ended September 30, 2007
Net revenue	$1,503,200	$1,081,300	$433,600	$1,514,900

Direct operating expenses	519,300	346,400	159,400	505,800
Selling, general and administrative expenses	456,000	296,100	141,400	437,500
Merger-related expenses	2,200	5,000	144,200	149,200
Impairment losses	3,693,100	—	—	—
Voluntary contribution per FCC consent decree	—	—	24,000	24,000
Depreciation and amortization	89,100	81,300	19,700	101,000

Operating (loss) income	(3,256,500)	352,500	(55,100)	297,400
Other expenses (income):
Interest expense	574,800	392,400	19,100	411,500
Interest income	(14,700)	(2,900)	(1,300)	(4,200)
Loss on investments	142,500	—	—	—
Loss on extinguishment of debt	—	—	1,600	1,600
Amortization of deferred financing costs	35,400	22,900	500	23,400
Equity income in unconsolidated subsidiaries and other	(2,600)	(1,900)	(1,100)	(3,000)

Loss from continuing operations before income taxes	(3,991,900)	(58,000)	(73,900)	(131,900)
Benefit for income taxes	(931,000)	(18,500)	(5,700)	(24,200)

Loss from continuing operations	(3,060,900)	(39,500)	(68,200)	(107,700)
(Loss) income from discontinued operations, net of tax	(78,600)	(6,900)	1,200	(5,700)

Net loss	$(3,139,500)	$(46,400)	$(67,000)	$(113,400)

In comparing our results of operations for the three and nine months ended September 30, 2008 (“2008”) with those ended September 30, 2007 (“2007”), the following should be noted:

•

For the three months ended September 30, 2008 and 2007, the Company incurred merger-related expenses of $0.7 and $0.8 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company incurred merger-related expenses of $2.2 million and $149.2 million, respectively. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger.

•

In the first quarter of 2007, the Company expensed a voluntary contribution per a Federal Communications Commission, or FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

•

For the three months ended September 30, 2008 and 2007, the Company recorded selling, general and administrative expense of $2.1 and $3.6 million, respectively for Televisa litigation costs regarding its PLA and direct operating expenses of $1.0 and $1.1 million, respectively, for payments under protest and other license fee overcharges to Televisa. For the nine months ended September 30, 2008 and 2007, the Company recorded selling, general and administrative expense of $12.1 and $14.3 million, respectively for Televisa litigation costs regarding its PLA and direct operating expenses of $4.4 and $3.6 million, respectively, for payments under protest and other license fee overcharges to Televisa.

•

In the first quarter of 2008, the Company recorded a non-cash impairment loss of $23.1 million related to assets held for sale from continuing operations. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.” During the third quarter of 2008, the Company recorded a non-cash impairment loss of $3.7 billion related to goodwill and intangible assets. See “Notes to Condensed Consolidated Financial Statements—5. Intangible Assets and Goodwill.”

•

For the three and nine months ended September 30, 2008, the Company recorded losses on investments of $46.8 and $142.5 million, respectively. See “Notes to Condensed Consolidated Financial Statements—6. Financial Instruments and Fair Value Measures.”

•

For the three months ended September 30, 2008 and 2007, the Company recorded management fee expense of $4.4 million payable to affiliates of the Sponsors and $0.5 million of out-of-pocket expenses for the three months ended September 30, 2008, which are included in selling, general and administrative expenses. The management fee for the nine months ended September 30, 2008 and 2007 was $11.8 and $9.4 million and the out-of-pocket expenses for the nine months ended September 30, 2008 were $2.2 million.

•

For the three and nine months ended September 30, 2008, the Company’s selling general and administrative expenses include share-based compensation costs of $1.5 million and $4.4 million, respectively. For the three and nine months ended September 30, 2007, the Company’s selling general and administrative expenses include share-based compensation costs of $0.8 million and $6.4 million, respectively. The Company’s direct operating expenses include share-based compensation costs of $0.5 million for the nine months ended September 30, 2007.

•

For the three and nine months ended September 30, 2008, the Company recorded $3.2 and $15.0 million, respectively, of restructuring charges, primarily related to severance payments. For the three and nine months ended September 30, 2007, the Company recorded $0.7 million of restructuring charges.

•

For the three and nine months ended September 30, 2008, the Company recorded $0.5 and $5.7 million, respectively, of business optimization expense, primarily related to the implementation of the Oracle system. For the three and nine months ended September 30, 2007, the Company recorded $2.0 and $6.7 million, respectively, of business optimization expense.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net revenue. Net revenue was $511.3 million in 2008 compared to $524.0 million in 2007, a decrease of $12.7 million or 2.4%. The Company’s television segment revenues were $397.2 million in 2008 compared to $406.5 million in 2007, a decrease of $9.3 million or 2.3%. The decrease in the revenues of the Company’s television networks and owned-and-operated stations are due to reduced spending on advertising as a result of the downturn in the economy. The Company’s radio segment revenues were $102.6 million in 2008 compared to $105.9 million in 2007, a decrease of $3.3 million or 3.1% due to reduced spending on advertising as a result of the downturn in the economy. The Company’s Internet segment had revenues of $11.5 million in 2008 compared to $11.6 million in 2007, a decrease of $0.1 million or 0.9%.

Expenses. Direct operating expenses increased to $176.5 million in 2008 from $176.4 million in 2007, an increase of $0.1 million or 0.1%. The Company’s television segment direct operating expenses were $149.5 million in 2008 compared to $151.4 million in 2007, a decrease of $1.9 million or 1.3%. The decrease is due primarily to a decrease in programming costs of $4.9 million offset by an increase in license fee expense of $3.1 million paid under our PLA. The Company’s radio segment had direct operating expenses of $23.1 million in 2008 compared to $21.2 million in 2007, an increase of $1.9 million or 9.0%. The increase is due to increased programming costs of $1.7 million and technical costs of $0.2 million. The Company’s Internet segment had direct operating expenses of $3.9 million in 2008 compared to $3.8 million in 2007, an increase of $0.1 million or 2.6%. The increase is due primarily to increased technical costs. As a percentage of net revenue, the Company’s direct operating expenses increased to 34.5% in 2008 from 33.7% in 2007.

Selling, general and administrative expenses decreased to $134.9 million in 2008 from $140.5 million in 2007, a decrease of $5.6 million or 4.0%. The Company’s television segment selling, general and administrative expenses were $90.2 million in 2008 compared to $95.4 million in 2007, a decrease of $5.2 million or 5.5%. The decrease is due primarily to a decrease in general and administrative compensation costs of $7.1 million, a decrease in Televisa litigation costs of $1.5 million, a decrease in business optimization costs of $1.5 million offset in part by increased restructuring costs of $2.8 million and increased research costs of $2.1 million. The Company’s radio segment had selling, general and administrative expenses of $40.4 million in 2008 compared to $41.5 million in 2007, a decrease of $1.1 million or 2.7%. The decrease is due primarily to decreased selling costs of $1.5 million offset by other savings of $0.4 million. The Company’s Internet segment had selling, general and administrative expenses of $4.3 million in 2008 compared to $3.6 million in 2007, an increase of $0.7 million or 19.4%. The increase is due primarily to increased selling and promotion costs. As a percentage of net revenue, the Company’s selling, general and administrative expenses decreased to 26.4% in 2008 from 26.8% in 2007.

Merger-related expenses. In 2008 and 2007, the Company incurred merger-related expenses of $0.7 million and $0.8 million. The costs are primarily related to legal fees and change in control severance payments incurred in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements—2. The Merger.”

Impairment losses. During the third quarter of 2008, the Company recorded a non-cash impairment loss of $3.7 billion related to goodwill and intangible assets. See “Notes to Condensed Consolidated Financial Statements—5. Intangible Assets and Goodwill.”

Depreciation and amortization. Depreciation and amortization decreased to $30.3 million in 2008 from $40.8 million in 2007, a decrease of $10.5 million or 25.7%. The Company’s depreciation expense decreased to $17.6 million in 2008 from $19.5 million in 2007, a decrease of $2.0 million primarily related to decreased capital expenditures. The Company had amortization of intangible assets of $12.7 million and $21.3 million in 2008 and 2007, respectively, a decrease of $8.6 million. The decrease is due primarily to certain advertiser related intangible assets that were fully amortized in 2007 following the Merger. See “Notes to Condensed Consolidated Financial Statements—5. Intangible Assets and Goodwill.” Depreciation and amortization expense for the television segment decreased by $10.7 million to $25.9 million in 2008 from $36.6 million in 2007 due primarily to advertiser related intangible assets that were fully amortized in 2007 following the Merger. Depreciation and amortization expense for the radio segment increased by $0.1 million to $2.3 million in 2008 from $2.2 million in 2007. Depreciation and amortization expense for the Internet segment was $2.1 million in 2008 and $2.0 million in 2007, an increase of $0.1 million.

Operating (loss) income. As a result of the factors discussed above and the results of operations overview, the Company had an operating loss of $3,501.1 million in 2008 compared to operating income of $165.5 million in 2007, a decrease of $3,666.6 million. The Company’s television segment had an operating loss of $1,369.1 million in 2008 compared to operating income of $121.7 million in 2007, a decrease of $1,490.8 million. The Company’s radio segment had an operating loss of $2,023.2 million in 2008 compared to operating income of $41.6 million in 2007, a decrease of $2,064.8 million. The Company’s Internet segment’s had an operating loss of $108.8 million in 2008 compared to operating income of $2.2 million in 2007, a decrease of $111.0 million.

Interest expense. Interest expense increased to $197.5 million in 2008 from $192.9 million in 2007, an increase of $4.6 million. The increase is due primarily to an increase in borrowing offset by a decrease in interest rates. See “Notes to Condensed Consolidated Financial Statements—8. Debt.”

Interest income. Interest income increased to $7.6 million in 2008 from $1.5 million in 2007, an increase of $6.1 million. The increase is due primarily to an increase in cash investments resulting from the Company’s borrowings of $700 million from its bank senior secured revolving credit facility and $250 million from its bank senior secured draw term loan facility in April 2008. See “Notes to Condensed Consolidated Financial Statements—8. Debt.”

Loss on investments. Loss on investments consists of a non-cash impairment charge of $20.8 million on the Company’s investment in Entravision, $15.0 million related to an equity investment and an investment loss of $11.0 million on a money-market investment in the Reserve Primary Fund. See “Notes to Condensed Consolidated Financial Statements—6. Financial Instruments and Fair Value Measures.”

Benefit for income taxes. In 2008, the Company reported an income tax benefit of $886.0 million related primarily to current period losses and impairment losses related to intangible assets. In 2007, the Company reported an income tax benefit of $10.5 million related to current period losses. The Company’s effective tax benefit rate of 23.6% in 2008 is different from the effective tax benefit rate of 30.3% in 2007 due primarily to the goodwill non-cash impairment charge and investment losses, for which no tax benefit was recorded in 2008.

Loss from discontinued operations, net of income tax. The Company reported a net loss from discontinued operations in 2008 of $10.1 million compared to a net loss of $2.6 million in 2007 related to its music business and non-core television and radio assets held for sale. In the third quarter of 2008, the Company recorded a non-cash impairment charge of $15.0 million, $9.1 million net of income taxes, related to discontinued operations whose book value exceeded estimated net realizable value. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

Net loss. As a result of the above factors, the Company reported a net loss of $2,872.6 million in 2008 and $26.8 million in 2007.

Adjusted operating income before depreciation and amortization (“OIBDA”). OIBDA decreased to $213.7 million in 2008 from $219.7 million in 2007, a decrease of $6.0 million or 2.7%. The decrease is based on the net revenue and operating expense (direct operating expenses, selling, general and administrative expenses, merger-related expense and depreciation and amortization) explanations above, along with the matters noted in the overview. As a percentage of net revenue, the Company’s OIBDA decreased to 41.8% in 2008 from 41.9% in 2007.

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

The table below summarizes the reconciliation of OIBDA to operating income.

In thousands	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
OIBDA	$213,700	$219,700
Depreciation and amortization	30,300	40,800
Share-based compensation expense	1,500	800
Televisa litigation costs, payments under protest and other license fee overcharge	3,000	4,700
Other legal fees	100	—
Merger-related expenses	700	800
Impairment loss	3,670,000	—
Restructuring costs	3,200	700
Business optimization expenses	500	2,000
Sponsor expenses	500	—
Letters of credit fees	600	—
Management fee	4,400	4,400

Operating (loss) income	$(3,501,100)	$165,500

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net revenue. Net revenue was $1,503.2 million in 2008 compared to $1,514.9 million, a decrease of $11.7 million or 0.8%. The Company’s television segment revenues were $1,173.4 million in 2008 compared to $1,180.9 million in 2007, a decrease of $7.5 million or 0.6%. The decrease in the revenues of the Company’s television networks and owned-and-operated stations are due to certain soccer championships which were aired in the second quarter of 2007 and reduced spending on advertising due to the economic downturn. The Company’s radio segment had revenues of $300.3 million in 2008 compared to $301.5 million in 2007, a decrease of $1.2 million or 0.4% due to reduced spending on advertising as a result of the downturn in the economy. The Company’s Internet segment had revenues of $29.5 million in 2008 compared to $32.5 million in 2007, a decrease of $3.0 million or 9.2%, primarily related to a decrease in nonsearch Internet advertising.

Expenses. Direct operating expenses increased to $519.3 million in 2008 from $505.8 million in 2007, an increase of $13.5 million or 2.7%. The Company’s television segment direct operating expenses were $439.9 million in 2008 compared to $434.3 million in 2007, an increase of $5.6 million or 1.3%. The increase is due to increased license fee expense of $7.5 million paid under our PLA, an increase in payments made under protest and other license fee overcharges to Televisa of $0.9 million offset by a decrease in programming costs of $2.8 million. The Company’s radio segment had direct operating expenses of $67.8 million in 2008 compared to $60.4 million in 2007, an increase of $7.4 million or 12.3%. The increase is due to increased programming costs of $6.7 million and technical costs of $0.7 million. The Company’s Internet segment had direct operating expenses of $11.6 million in 2008 compared to $11.1 million in 2007, an increase of $0.5 million or 4.5%. The increase is due primarily to increased technical costs. As a percentage of net revenue, the Company’s direct operating expenses increased to 34.5% in 2008 from 33.4% in 2007.

Selling, general and administrative expenses increased to $456.0 million in 2008 from $437.5 million in 2007, an increase of $18.5 million or 4.2%. The Company’s television segment selling, general and administrative expenses were $318.0 million in 2008 compared to $302.8 million in 2007, an increase of $15.2 million or 5.0%. The increase is due primarily to increased restructuring costs of $13.1 million, increased research costs of $5.1 million, increased selling costs of $1.5 million, increase in the management fee payable to affiliates of the Sponsors of $2.4 million and increased promotion costs of $1.3 million offset by a decrease in general and administrative compensation costs of $9.1 million and Televisa litigation costs of $2.2 million. The Company’s radio segment had selling, general and administrative expenses of $124.8 million in 2008 compared to $122.4 million in 2007, an increase of $2.4 million or 1.9%. The increase is due primarily to increased promotions costs of $1.3 million and increased selling costs of $0.8 million. The Company’s Internet segment had selling, general and administrative expenses of $13.2 million in 2008 compared to $12.3 million in 2007, an increase of $0.9 million or 7.3%. The increase is due primarily to increased selling costs of $1.2 million offset by other savings of $0.3 million. As a percentage of net revenue, the Company’s selling, general and administrative expenses increased to 30.3% in 2008 from 28.9% in 2007.

Merger-related expenses. In 2008 and 2007, the Company incurred merger-related expenses of $2.2 million and $149.2 million. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger. See “Notes to Condensed Consolidated Financial Statements—2. The Merger.”

Impairment losses. In the first quarter of 2008, the Company recorded a non-cash impairment loss of $23.1 million related to continuing operations asset dispositions whose book value exceeded net realizable value. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.” During the third quarter of 2008, the Company recorded a non-cash impairment loss of $3.7 billion related to goodwill and intangible assets. See “Notes to Condensed Consolidated Financial Statements—5. Intangible Assets and Goodwill.”

Voluntary contribution per FCC consent decree. In 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

Depreciation and amortization. Depreciation and amortization decreased to $89.1 million in 2008 from $101.0 million in 2007, a decrease of $11.9 million or 11.8%. The Company’s depreciation expense decreased to $51.1 million in 2008 from $58.1 million in 2007, a decrease of $7.0 million primarily related to decreased capital expenditures and an increase in the depreciable lives of certain tangible assets as a result of the Merger. The Company had amortization of intangible assets of $38.0 million and $42.9 million in 2008 and 2007, respectively, a decrease of $4.9 million. The allocation of the purchase price related to the Merger affected both tangible and amortizable intangible assets. See “Notes to Condensed Consolidated Financial Statements—5. Intangible Assets and Goodwill.” Depreciation and amortization expense for the television segment decreased by $13.5 million to $75.7 million in 2008 from $89.2 million in 2007 primarily related to decreased capital expenditures and an increase in the depreciable lives of certain tangible assets as a result of the Merger. Depreciation and amortization expense for the radio segment was $7.2 million in 2008 and 2007. Depreciation and amortization expense for the Internet segment was $6.2 million in 2008 and $4.6 million in 2007, an increase of $1.6 million due to an increase in intangible amortization expense.

Operating (loss) income. As a result of the factors discussed above and the results of operations overview, the Company had an operating loss of $3,256.5 million in 2008 compared to operating income of $297.4 million in 2007, a decrease of $3,553.9 million. The Company’s television segment had an operating loss of $1,164.0 million in 2008 compared to operating income of $187.0 million in 2007, a decrease of $1,351.0 million. The Company’s radio segment had an operating loss of $1,981.0 million in 2008 compared to operating income of $105.8 million in 2007, a decrease of $2,086.8 million. The Company’s Internet segment had an operating loss of $111.5 million in 2008 compared to operating income of $4.6 million in 2007, a decrease of $116.1 million.

Interest expense. Interest expense increased to $574.8 million in 2008 from $411.5 million in 2007, an increase of $163.3 million. The increase is due primarily to an increase in borrowings. See “Notes to Condensed Consolidated Financial Statements—8. Debt.”

Interest income. Interest income increased to $14.7 million in 2008 from $4.2 million in 2007, an increase of $10.5 million. The increase is due primarily to an increase in cash investments resulting from the Company’s borrowings of $700 million from its bank senior secured revolving credit facility and $250 million from its bank senior secured draw term loan facility in April 2008. See “Notes to Condensed Consolidated Financial Statements—8. Debt.”

Loss on investments. In addition to losses of $1.6 million on the sale of securities, the Company recorded non-cash impairment charges of $129.9 million, $99.8 million related to the Company’s investment in Entravision, $15.1 million related to equity investments in a media company, $15.0 million related to an equity investment and an investment loss of $11.0 million on a money-market investment in the Reserve Primary Fund. See “Notes to Condensed Consolidated Financial Statements—6. Financial Instruments and Fair Value Measures.”

Benefit for income taxes. In 2008, the Company reported an income tax benefit of $931.0 million related to current period losses and impairment losses related to intangible assets. In 2007, the Company reported an income tax benefit of $24.2 million related primarily to current period losses. The Company’s effective tax benefit rate of 23.3% in 2008 is different from the effective tax benefit rate of 18.3% in 2007 due primarily to the goodwill non-cash impairment charge and investment losses, for which no tax benefit was recorded in 2008.

Loss from discontinued operations, net of income tax. The Company reported a net loss from discontinued operations in 2008 of $78.6 million compared to a net loss of $5.7 million in 2007 related to its music business and non-core television and radio assets held for sale. In 2008, the Company recorded a non-cash impairment charge of approximately $106.9 million, $72.4 million net of income taxes, related to discontinued operations, whose book value exceeded estimated net realizable value. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

Net loss. As a result of the above factors, the Company reported a net loss of $3,139.5 million in 2008 and $113.4 million in 2007.

OIBDA. OIBDA decreased to $584.8 million in 2008 from $613.1 million in 2007, a decrease of $28.3 million or 4.6%. The decrease is based on the net revenue and operating expense (direct operating expenses, selling, general and administrative expenses, merger-related expenses and depreciation and amortization) explanations above, along with the matters noted in the overview. As a percentage of net revenue, the Company’s OIBDA decreased to 38.9% in 2008 from 40.5% in 2007.

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

The table below summarizes the reconciliation of adjusted operating income before depreciation and amortization to operating income (loss).

	Successor		Predecessor
In thousands	Nine Months Ended September 30, 2008	Six Months Ended September 30, 2007	Three Months Ended March 31, 2007
OIBDA	$584,800	$466,400	$146,700
Depreciation and amortization	89,100	81,300	19,700
Share-based compensation expense	4,400	2,200	4,700
Televisa litigation costs, payments under protest and other license fee overcharges	16,600	11,200	6,600
Other legal fees	200	—	—
Merger-related expenses	2,200	5,000	144,200
Voluntary contribution per FCC consent decree	—	—	24,000
Impairment losses	3,693,100	—	—
Restructuring costs	15,000	700	—
Business optimization expenses	5,700	4,100	2,600
Sponsor expenses	2,200	—	—
Letters of credit fees	600	—	—
Management fee	11,800	9,400	—
Purchase accounting adjustments related to leases	400	—	—

Operating (loss) income	$(3,256,500)	$352,500	$(55,100)

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of cash flows are its television and radio operations. Funds for debt service will be provided by a combination of funds from operations, non-core asset sales and additional borrowings. Capital expenditures historically have been, and we expect will continue to be, provided by funds from operations and by borrowings. Cash and cash equivalents were $637.3 million at September 30, 2008 and $226.2 million at December 31, 2007. The increase of $411.1 million was attributable to proceeds from borrowings under long-term debt of $1,273.4 million, proceeds from the sale of the Company’s Entravision stock of $10.4 million, proceeds of $11.9 million from the sale of the Company’s music business and other sources of funds of $1.1 million, less $371.4 million transferred to a short-term investment fund, $19.1 million for the purchase of an Austin radio station, capital expenditures of $37.9 million, net bank repayments of $431.9 million and net cash used in operating activities of $25.4 million.

In addition to the sale of our music business which was consummated on May 5, 2008, we intend to sell certain non-core assets, including certain non-core television and radio stations, investments and excess real estate. See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals.”

Capital Expenditures

Capital expenditures totaled $37.9 million for the nine months ended September 30, 2008. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. For the fiscal year 2008, the Company plans on spending between $50 and $70 million for television station facilities primarily in Fresno and Puerto Rico; Univision and TeleFutura Network upgrades and facilities expansion; television station transmitter and HDTV conversion projects; radio station facility upgrades; and normal capital improvements.

Debt Instruments

The Company has a 7-year, $750.0 million bank senior secured revolving credit facility. Interest accrues at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the nine months ended September 30, 2008, the effective interest rate related to this facility was 5.20%. On April 7, 2008, the Company borrowed $700.0 million from this facility. Although the Company had no immediate needs for additional liquidity, in light of the then current financial market conditions, the Company drew on the facility to provide it with greater financial flexibility. The cash proceeds of the borrowings are currently maintained in highly liquid short-term investments and in the Reserve Primary Fund. The Company may potentially use up to $250.0 million of the outstanding revolver borrowings, to pay down the remaining balance of $385.3 million under its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009. There was $710.4 million outstanding on this facility as of September 30, 2008. After giving effect to borrowings and outstanding letters of credit of $39.6 million as of September 30, 2008, the Company did not have the ability to borrow additional funds under this facility.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the nine months ended September 30, 2008, the effective interest rate related to this facility was 7.27%. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012.

In August 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. In October 2007, the Company also entered into a $2 billion two-year interest rate swap on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. As a result of these interest rate swaps, the Company has no interest rate exposure on its $7 billion bank senior secured term loan facility. As of September 30, 2008, these interest rate swaps were accounted for as cash flow hedges that were highly effective and the Company had a swap liability totaling $143.9 million, which is included in other long-term liabilities on the balance sheet. For the nine months ended September 30, 2008, the gain recorded for the cash flow hedge, net of income taxes, in other comprehensive loss was $13.1 million.

On October 31, 2008, the Company de-designated its cash flow hedges. Prospectively, future changes in the fair value of the interest rate swaps will be recorded in earnings. The balance of $86.0 million in accumulated other comprehensive loss will be reclassified into earnings in the same periods during which the interest payments that originally were being hedged occur.

The bank second-lien asset sale bridge is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the nine months ended September 30, 2008, the effective interest rate related to this loan was 5.54%. As a result of the closing of the Company’s music business sale and other dispositions, the Company repaid approximately $114.7 million of its $500.0 million bank second-lien asset sale bridge loan in May of 2008 with the proceeds from the sale of its music recording and publishing business and certain non-core assets. There was $385.3 million outstanding on this loan as of September 30, 2008. The Company intends to pay the balance remaining under its $500.0 million bank second-lien asset sale bridge loan due March 29, 2009 with the proceeds from the sale of certain non-core television and radio stations, investments and real estate, cash on hand and a potential borrowing under its bank senior secured revolving credit facility (which cannot exceed $250.0 million). See “Notes to Condensed Consolidated Financial Statements—3. Discontinued Operations and Other Disposals” concerning the sale of the Company’s music recording and publishing businesses and other non-core assets.

The Company has a 7.5 year, $450 million bank senior secured draw term loan facility, the balance of which is only available to repay the Company’s $450.0 million pre-Merger 2007 and 2008 senior notes. In 2007, the Company borrowed $200.0 million to repay the 2007 senior notes. On April 9, 2008, the Company borrowed the remaining available $250.0 million from this facility. On October 15, 2008, the Company repaid the $250.0 million senior notes with these borrowings. After the draw down, there is no remaining credit available under this facility. During the nine months ended September 30, 2008, the effective interest rate related to this loan was 4.76%. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012. There was $450.0 million outstanding under this facility at September 30, 2008.

The 9.75% senior notes are 8 year notes due 2015, totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes was paid in cash on September 15, 2007. For any interest period thereafter through March 15, 2012, we may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The notes bear interest at 9.75% and PIK interest will accrue at 10.50%. These senior notes pay interest on March 15th and September 15th each year, beginning September 15, 2007. As of September 30, 2008 the Company has not elected the PIK option on these notes.

The Company’s 7.85% senior notes due 2011 bear interest at 7.85% per annum. These senior notes pay interest on January 15th and July 15th of each year.

The Company had $250.0 million of senior notes due in October 2008, which bore interest at the rate of 3.875% per annum. The interest was payable on the senior notes in cash on April 15th and October 15th of each year. On October 15, 2008 the Company repaid the $250.0 million dollar senior notes with the April 9, 2008 borrowings from its bank senior secured draw term loan facility.

When the Company issued the senior notes due 2008, it entered into two fixed-to-floating interest rate swaps. Following the Merger, these two swaps no longer qualified for hedge accounting. During the nine months ended September 30, 2008, the Company recognized a $0.4 million charge related to the changes in the fair value of these swaps. This $0.4 million charge is reported in interest expense in the Company’s statement of operations. At September 30, 2008, the Company had a swap asset of $0.1 million reported in prepaid expenses and other assets on the balance sheet, related to the interest rate swaps on the 2008 senior notes. The swap agreement terminated on October 15, 2008.

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

The Senior Secured Credit Facilities and the senior notes contain various covenants and a breach of any covenant could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under our Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under our Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral. The Company is in compliance with all covenants, including financial covenants under its bank credit agreement governing the Senior Secured Credit Facilities as of September 30, 2008.

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

The Company’s senior notes due 2011 that were outstanding prior to the Merger and remain outstanding are secured on an equal and ratable basis with the Senior Secured Credit Facilities. The Company’s senior notes due 2008 that were outstanding prior to the Merger were paid off in October 2008.

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

Contractual Obligations and Other Pending Transactions

Debt Instruments

On April 7, 2008, the Company borrowed $700.0 million from its $750.0 million bank senior secured revolving credit facility. Although the Company had no immediate needs for additional liquidity, in light of the then current financial market conditions, the Company drew on the facility to provide it with greater financial flexibility. The cash proceeds of the borrowings are currently maintained in highly liquid short-term investments and in the Reserve Primary Fund. There was $710.4 million outstanding on the 7-year $750.0 million bank senior secured revolving credit facility as of September 30, 2008. After giving effect to borrowings and outstanding letters of credit of $39.6 million as of September 30, 2008, the Company did not have the ability to borrow additional funds under this facility.

On April 9, 2008, the Company borrowed the remaining available $250.0 million from its bank senior secured draw term loan facility. The Company used the borrowing to repay the Company’s senior notes due October 2008 on October 15, 2008. After the draw down, there is no remaining credit available under this facility. There was $450 million outstanding on the bank senior secured draw term loan facility as of September 30, 2008.

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

Entravision Investment

The Company monitors Entravision’s Class A common stock, which is publically traded, as well as Entravision’s financial results, operating performance and the outlook for the media industry in general. The Company follows the guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in determining whether a decline in fair value below basis is other than temporary. Based upon the continuing low Entravision stock price, the Company recorded a charge of $20.8 million for the three months ended September 30, 2008, related to an other-than-temporary decline in the value of its Entravision stock. During the nine months ended September 30, 2008, the Company recorded charges related to an other- than-temporary decline in the value of its Entravision stock of $99.8 million. At September 30, 2008, after giving effect to this write-down and sale of securities, the Company had an investment in Entravision of $42.1 million and a book basis of $2.69 per share.

In addition, the Company realized losses of $1.6 million on the sale of Entravision securities for the nine months ended September 30, 2008.

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

Reserve Primary Fund

The Company had an investment of approximately $371.4 million in the Reserve Primary Fund (“RPF”), a money market fund. On September 16, 2008 RPF indicated that the net asset value of the fund had declined to $0.97 and that withdrawals from the fund would be subject to a holding period. On September 22, 2008, the Securities and Exchange Commission (the “SEC”) issued an order granting an exemption that temporarily suspended redemptions of RPF and placed the RPF under the SEC’s supervision. This order was effective as of September 17, 2008. The Company recorded an investment loss of approximately $11.0 million on its investment in RPF and has classified the remaining balance in short-term investment funds. On September 29, 2008, the Board of Trustees of the Reserve Fund voted to liquidate the assets of RPF and distribute cash to RPF’s investors. The Company received approximately $188.4 million as a distribution from RPF on October 31, 2008, representing approximately 50% of the Company’s investment in RPF. The timing of receipt of the remaining proceeds cannot be determined at this time. Univision has adjusted the fair value measurement of RPF from Level 1 to Level 3 within SFAS 157’s three-tier fair value hierarchy. Changes in market conditions could result in further adjustments to the fair value of this investment.

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

Below is a summary of the Company’s major contractual payment obligations as of September 30, 2008:

Major Contractual Obligations

As of September 30, 2008

	Payments Due By Period
	2008	2009	2010	2011	2012	Thereafter	TOTAL
	(In thousands)
Bank senior secured revolving credit facility	$—	$—	$—	$—	$—	$710,400	$710,400
Bank senior secured term loan facility	—	—	131,300	175,000	96,200	6,597,500	7,000,000
Bank second-lien asset sale bridge loan	—	385,300	—	—	—	—	385,300
Bank senior secured draw term loan	—	—	8,400	11,300	6,200	424,100	450,000
Senior notes (a)	250,000	—	—	500,000	—	1,500,000	2,250,000
Programming (b)	13,500	64,500	99,500	27,800	28,000	157,100	390,400
Operating leases	8,700	32,800	30,000	28,200	27,000	111,000	237,700
Capital leases	1,900	8,300	8,300	8,300	8,300	92,500	127,600
Research services	7,000	26,100	27,200	29,200	11,000	3,700	104,200
Music license fees	4,800	12,000	—	—	—	—	16,800

	$285,900	$529,000	$304,700	$779,800	$176,700	$9,596,300	$11,672,400

(a)	$250 million of senior notes due 2008 were paid off on October 15, 2008 with borrowings on April 9, 2008 from the bank senior secured draw term loan.
(b)	Amounts exclude the license fees that will be paid in accordance with the PLA, which is based primarily on 15% of Combined Net Time Sales as defined in the PLAs. Amounts include broadcast rights’ costs for the 2010 and 2014 World Cup and other FIFA events.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include: failure to service our debt; cancellation, reductions or postponements of advertising; possible strikes or other union job actions; failure of our new or existing businesses to produce projected revenues or cash flows; our reliance on Televisa for a significant amount of our network programming and our pending litigation with Televisa; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; changes in the rules and regulations of the FCC; a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; unanticipated interruption in our broadcasting for any reason, including acts of terrorism; write downs of the carrying value of assets due to impairment; inability to repay or refinance our bank second-lien asset sale bridge loan if we are unable to sell our other non-core assets for as much as we estimated or at all; our ability to access our remaining holdings in the Reserve Primary Fund; any impact of the economic crisis on our business and financial condition, including advertising revenue and a failure to achieve profitability, growth or anticipated cash flows from acquisitions.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in “Risk Factors” contained in the Company’s December 31, 2007 Annual Report on Form 10-K and in “Part II Item 1A. Risk Factors” contained in this Form 10-Q.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s variable interest rate loans. The Company’s overall interest rate exposure is on its $710.4 million senior secured revolving credit facility, $250.0 million 2008 senior notes (which exposure ceased as of October 15, 2008 when these notes were paid off), $450.0 million bank senior secured draw term loan and $385.3 million of second-lien asset sale bridge loan at September 30, 2008. A change of 10% in interest rates would have an impact of approximately $9.0 million on pre-tax earnings and pre-tax cash flows over a one-year period related to these borrowings. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued 3.875% senior notes with a face value of $250.0 million. These senior notes matured on October 15, 2008 and were paid off with borrowings from our bank senior secured draw term loan facility. When the Company issued the senior notes due 2008, it entered into two fixed-to-floating interest rate swaps. Following the Merger, these two swaps no longer qualified for hedge accounting. During the nine months ended September 30, 2008, the Company recognized a $0.4 million charge related to the changes in the fair value of these swaps. The $0.4 million charge is reported in interest expense in the Company’s statement of operations. At September 30, 2008, the Company had a swap asset of $0.1 million reported in prepaid expenses and other assets on the balance sheet, related to the interest rate swaps on the 2008 senior notes.

In August 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. In October 2007, the Company also entered into a $2 billion two-year interest rate swap on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. As a result of these interest rate swaps, the Company has no interest rate exposure on its $7 billion bank senior secured term loan facility. As of September 30, 2008, these interest rate swaps were accounted for as cash flow hedges that were highly effective and the Company had a swap liability totaling $143.9 million, which is included in other long-term liabilities on the balance sheet. For the nine months ended September 30, 2008, the gain recorded for the cash flow hedge, net of income taxes, in other comprehensive loss was $13.1 million. The swap agreement terminated on October 15, 2008.

On October 31, 2008, the Company de-designated its cash flow hedges. Prospectively, future changes in the fair value of the interest rate swaps will be recorded in earnings. The remaining balance of $86.0 million in accumulated other comprehensive loss will be reclassified into earnings in the same periods during which the interest payments that originally were being hedged occur.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. As of September 30, 2008, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the three and nine months ended September 30, 2008 and 2007, the Company recognized charges in the statement of operations related to the Televisa payments under protest and other license fee overcharges of approximately $1.0 million and $4.4 million and $1.1 million and $3.6 million, respectively. The Company seeks recovery of these amounts via a counterclaim. On March 31, 2006, the Company and Televisa stipulated to the filing of Televisa’s Second Amended and Supplemental Complaint in the lawsuit. The new complaint raises the same allegations of material breach contained in Televisa’s January 31, 2006 answer to the Company’s counterclaims and in its February 16, 2006 notice of purported material breaches. Among other claims, the new complaint seeks a declaration that the Company is in material breach of the PLA and that Televisa has the right to suspend or terminate its performance under the PLA.

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

Pursuant to a motion brought by the Company, the Special Master on June 8, 2007, recommended a further extension of the discovery cutoff to August 27, 2007, and of the trial date to January 15, 2008. The federal court accepted the Special Master’s recommended dates for discovery completion and trial by order dated June 19, 2007. Pursuant to a stipulation of the parties and a recommendation by the Special Master, the Court on August 29, 2007, further continued the trial date to February 12, 2008, and adjusted other pretrial deadlines. On October 16, 2007, acting upon another stipulation of the parties and recommendation by the Special Master, the Court once again continued the trial date and related deadlines. On April 28, 2008, at the request of the parties, the trial was again continued and was scheduled to begin on July 1, 2008. On June 12, 2008, the U.S. District Court in Los Angeles-Central District of California continued the trial date from July 1, 2008 to October 14, 2008. On September 17, 2008, the U.S. District Court in Los Angeles—Central District of California continued the trial date from October 14, 2008 to January 6, 2009.

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

The Company may, from time to time, engage in wide-ranging settlement negotiations with Televisa, however, to date significant unresolved elements remain based on the last such negotiations and there can be no assurances that any settlement will be reached, or if reached, what its terms will be. A settlement could involve, among other positive and adverse impacts on the Company’s financial statements for the period in which a settlement is reached and future periods, a material charge. The range of any of these impacts from a potential settlement, including the range of a charge, if any, cannot be determined at this time. In addition, it cannot be determined whether any charge would have a material impact on adjusted operating income before depreciation and amortization, the measurement of operating income reported to the banks. The Company continues to defend the litigation and pursue its counterclaims vigorously and it plans to take all actions necessary to ensure Televisa’s continued performance under the PLA. The Company is not currently in any settlement discussions or negotiations with Televisa.

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

We receive substantial amounts of programming for our three networks from Televisa pursuant to our PLA with Televisa, and a separate letter agreement of the same date (referred to as the “Soccer Agreement”) granting us rights to rebroadcast Televisa’s feeds of certain Mexican League soccer games. The programming we receive under the PLA accounts for a majority of our prime time programming and a substantial portion of the overall programming on all three networks. We currently pay a license fee to Televisa for programming, which is subject to certain upward adjustments. In June 2005, Televisa began litigation against us. Televisa’s current claims include breach for our alleged failure to pay Televisa royalties attributable to revenues from certain programs and from our use of unsold time to promote assets, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement, a claim that we did not cooperate with various Televisa audit rights and efforts and a claim that we have not been properly carrying out a provision of the PLA that gives Televisa the secondary right to use our unsold advertising inventory. Televisa currently asserts that we were in material breach of the PLA and the Soccer Agreement, thereby giving Televisa the right to suspend or terminate those agreements. To date, mediation has failed. Televisa is seeking a declaration that we are in material breach of the PLA, that Televisa has the right to suspend or terminate its performance under the PLA and that Televisa may, without liability to Univision, transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet. We intend to continue to defend the litigation and pursue our counterclaims vigorously and plan to take all action necessary to ensure Televisa’s continued performance under the PLA until its expiration in 2017. We may, from time to time, engage in wide-ranging settlement negotiations with Televisa, however, to date significant unresolved elements remain based on the last such negotiations and there can be no assurances that any settlement will be reached, or if reached, what its terms will be. If we were held to be in material breach and unable to effect a timely cure, Televisa could elect to terminate the PLA and the Soccer Agreement, and we could be required to pay monetary damages, which could have a material adverse effect on our business and our results of operations. The programming we receive from Televisa has been very popular and it has helped us to achieve high ratings and grow our audience share. If Televisa were to stop providing us programming for any reason, it could be difficult to develop or acquire replacement programming of comparable quality whether on similar terms or at all, and our failure to do so could have a material adverse effect on the popularity of our network and TV stations, which in turn would have a material adverse effect on our results of operations. The trial is scheduled to commence on January 6, 2009. For a description of the litigation process, see Item 1. “Legal Proceedings.”

We have further updated the following risk factors to reflect the impact of the current economic downturn and credit crisis on our liquidity and revenues.

Our ability to generate or access the significant amount of cash needed to service our debt and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

As of September 30, 2008, we have outstanding total indebtedness of approximately $10.8 billion, including capital lease obligations and an aggregate of $2.3 billion of senior notes (including $250.0 million of senior notes which were paid off on October 15, 2008). Included in our outstanding total indebtedness is $385.3 million under our $500.0 million bank second-lien asset sale bridge loan due March 29, 2009. Our ability to make payments on and refinance our debt, including the senior notes, amounts borrowed under our Senior Secured Credit Facilities and other financial obligations, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our Senior Secured Credit Facilities or otherwise in amounts sufficient to enable us to service our indebtedness, including the senior notes and borrowings under our Senior Secured Credit Facilities or to fund our other liquidity needs.

In addition, the continued credit crisis and related turmoil in the global financial markets has had and may continue to have an impact on our liquidity. For example, we are currently unable to access part of our cash invested in The Reserve Primary Fund, a money market fund that has suspended redemptions and is being liquidated. We had invested approximately $371.4 million in this fund, and have recorded an investment loss of $11.0 million on our investment in this fund, for the three months ended September 30, 2008. On October 31, 2008, we received a partial distribution of $188.4 million from the Reserve Primary Fund, representing approximately 50% of our investment in the fund. While we expect to receive substantially all of our remaining holdings in this fund, we cannot predict when this will occur or the amount we will receive. It is possible that we may encounter difficulties in receiving the remaining distributions given the current market conditions.

If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. Due to the continued credit crisis, we may have difficulty effecting any of these remedies, if necessary, on commercially reasonable terms, or at all. In addition, the indenture governing the senior notes and credit agreement for our Senior Secured Credit Facilities may restrict us from adopting some of these alternatives. Because of these and other factors beyond our control, we may be unable to pay the principal, premium, if any, interest or other amounts on our indebtedness.

Cancellations, reductions or postponements of advertising, in part due to the economic downturn, could reduce our revenues.

We have in the past derived, and we expect to continue to derive, a significant amount of our revenues from our advertisers. Other than some television network advertising that is presold on an annual basis, we generally have not obtained, and we do not expect to obtain, long-term commitments from advertisers. Therefore advertisers generally may cancel, reduce or postpone orders without penalty. Cancellations, reductions or postponements in purchases of advertising could, and often do, occur as a result of a general economic downturn; an economic downturn in one or more industries that have historically invested in advertising on our platforms; an economic downturn in one or more major markets such as New York, Los Angeles or Miami-Fort Lauderdale; a strike; changes in population; demographics, audience preferences and other factors beyond our control; or a failure to agree on contractual terms with advertisers.

Due to the current economic downturn, many of our advertisers have reduced spending on advertising. Our net revenue was $1,503.2 million for the nine months ended September 30, 2008 compared to $1,514.9 million for the same period in 2007, in part due to reduced spending on advertising. The economy may continue to worsen, which may further adversely impact spending on advertising, which could adversely affect our revenues and results of operations. In addition, major incidents of terrorism, war, natural disasters or similar events may require us to program without any advertising. Any material cancellations, reductions, or postponements of advertising for any of the foregoing reasons would adversely affect our revenues and results of operations.

We have also updated the following risk factor to reflect the impact of any further impairment of our goodwill and other intangible assets on our financial condition and results of operations.

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets and any further impairment of a significant portion of our goodwill and other intangibles assets could have an adverse effect on our financial condition and results of operations.

Goodwill and intangible assets totaled approximately $14.2 billion at December 31, 2007 and $10.5 billion at September 30, 2008. At least annually, we test our goodwill and non-amortizable intangible assets for impairment and we continue to assess whether factors or indicators, such as a general economic slowdown, become apparent that would require an interim test. Impairment may result from, among other things, deterioration in our performance, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors.

The amount of any quantified impairment must be expensed immediately as a charge to operations. In the third quarter of 2008, due to adverse market conditions affecting us and lower trading multiples within the industries that we operate, as well as the overall economic slow down which has adversely affected our operating revenues and margins and the current expectations for its duration, we performed an interim impairment test, which resulted in us recording an impairment loss of $3.7 billion related to goodwill and intangible assets.

We will be performing our annual impairment test during the fourth fiscal quarter and will continue to assess whether factors or indicators require us to perform future interim impairment tests. Appraisals of any of our business segments impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in the fourth fiscal quarter and future periods and cause us to record either an additional expense for impairment of assets previously determined to be impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and results of operations.

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc. (4)

3.1	Certificate of Merger, dated March 28, 2007. (5)

3.2	Amended and Restated Certificate of Incorporation of the Company. (5)

3.3	Amended and Restated Bylaws of the Company. (5)

4.1	Form of specimen stock certificate. (5)

4.2	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee. (1)

4.3	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee. (1)

4.4	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011. (2)

4.5	Form of Officer’s Certificate for the Company’s 2008 Senior Notes. (3)

4.6	Form of Supplemental Indenture for the Company’s Senior Notes Due 2008. (3)

4.7	Form of 3.875% Senior Notes Due 2008. (3)

4.8	Form of Guarantee to Senior Notes Due 2008. (3)

4.9	Indenture dated as of March 29, 2007 between Umbrella Acquisition and Wells Fargo Bank, National Association, as trustee. (5)

4.10	First Supplemental Indenture, dated as March 29, 2007 among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (5)

10.1	Credit Agreement dated March 29, 2007, among Umbrella Acquisition and Univision of Puerto Rico, Inc., as borrowers, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch as administrative agent and collateral agent. (5)

10.2	Form of First-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (5)

10.3	Form of Second-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (5)

10.4	Form of First-Lien Trademark Security Agreement (included in Exhibit 10.1). (5)

10.5	Form of Second-Lien Trademark Security Agreement (included in Exhibit 10.1). (5)

10.6	Form of First-Lien Copyright Security Agreement (included in Exhibit 10.1). (5)

10.7	Form of Second-Lien Copyright Security Agreement (included in Exhibit 10.1). (5)

10.8	Principal Investors Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Principal Investor signatories thereto. (5)

10.9	Stockholders Agreement dated as of March 29, 2007 by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Stockholder signatories thereto. (5)

10.10	Participation, Registration Rights, and Coordination Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain Stockholder signatories thereto. (5)

Exhibit Number	Description
10.11	First Amendment to Principal Investors Agreement (“PIA”), Participation, Registration Rights and Coordination Agreement and Stockholders Agreement, dated January 29, 2008, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and each person executing the PIA as a principal investor. (7)

10.12	First Amendment to Participation, Registration Rights and Coordination Agreement and Stockholders Agreement, dated January 29, 2008, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain persons who will be stockholders of Broadcasting Media Partners, Inc. (7)

10.13	Management Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Madison Dearborn Partners IV, L.P., Madison Dearborn Partners V-B, L.P., Providence Equity Partners V Inc., Providence Equity Partners L.L.C., KSF Corp., THL Managers VI, LLC and TPG Capital, L.P. (5)

10.14	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Joseph Uva. (5)

10.15	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Ray Rodriguez. (5)

10.16	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Andrew Hobson. (5)

10.17	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Douglas Kranwinkle. (5)

10.18	Form of Indemnification Agreement for Outside Directors. (5)

10.19	Broadcasting Media Partners, Inc. 2007 Equity Incentive Plan. (5)

10.20	Form of Restricted Stock Award Agreement. (5)

10.21	Form of Restricted Stock Unit Award Agreement. (5)

10.22	Form of Notice of Restricted Stock Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (5)

10.23	Notice of Restricted Stock Awards for Joseph Uva. (6)

10.24	Form of Notice of Restricted Stock Unit Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (5)

10.25	Promissory Note and Stock Pledge Agreement dated June 19, 2007 between Joseph Uva and Broadcasting Media Partners, Inc. (6)

10.26	Services Agreement, dated as of January 29, 2008 and effective as of March 29, 2007, by and between Broadcasting Media Partners, Inc., SCG Investments IIB LLC and BMPI Services LLC. (7)

10.27	Employment Agreement dated January 1, 2005 between Univision Management Company and Peter H. Lori. (7)

10.28	Amendment to Employment Agreement effective as of December 2, 2006 between Univision Management Company and Peter H. Lori. (7)

10.29	Option Award Agreement and Notice of Stock Option Grant for Douglas Kranwinkle. (7)

10.30	Option Award Agreement and Notice of Stock Option Grant for Peter H. Lori. (7)

10.31*	Purchase Agreement, dated as of February 27, 2008, between Univision Communications Inc., a Delaware corporation and UMG Recordings, Inc., a Delaware corporation. (7)

Exhibit Number	Description
10.32*	Agreement and First Amendment to Purchase Agreement dated as of May 5, 2008 between Univision Communications Inc., a Delaware corporation and UMG Recordings, Inc., a Delaware corporation. (8)

21.1	Subsidiaries of the Company. (8)

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 (File No. 333-71426-01).
(2)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-3 filed on September 30, 2003 (File No. 333-105933).
(3)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed October 15, 2003.
(4)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 28, 2006.
(5)	Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(6)	Previously filed as an exhibit to Univision Communications Inc.’s report on Form 8-K, filed June 25, 2007.
(7)	Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
(8)	Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
*	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVISION COMMUNICATIONS INC. (Registrant)

By	/S/ PETER H. LORI
Peter H. Lori Duly Authorized Officer, Corporate Controller and Chief Accounting Officer

November 14, 2008