Form 10-K
period 2008-12-31
UNIVISION COMMUNICATIONS INC
filed 2009-03-30
CIK 1017008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

There were 1,000 shares, $0.01 par value, common stock issued and outstanding as of March 30, 2009.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include: any impact of the economic crisis on our business and financial condition, including reduced advertising revenue; failure to service our debt; cancellation, reductions or postponements of advertising; write downs of the carrying value of assets due to impairment; failure of our new or existing businesses to produce projected revenues or cash flows; our reliance on Televisa for a significant amount of our network programming; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; possible strikes or other union job actions; changes in the rules and regulations of the FCC; a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; our pending trial with Televisa with respect to Internet issues; unanticipated interruption in our broadcasting for any reason, including acts of terrorism; our ability to access our remaining holdings in the Reserve Primary Fund and a failure to achieve profitability, growth or anticipated cash flows from acquisitions.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in “Risk Factors” contained in this report.

ii

PART I

ITEM 1.	Business

Univision Communications Inc., together with its subsidiaries (“the Company”), is the leading Spanish-language media company in the United States and has continuing operations in three business segments: television, radio and Interactive Media. The Company has divested its music division, which includes Univision Records, Fonovisa Records, the La Calle labels and Disa Records, S.A. de C.V. The Company has treated this divestiture as a discontinued operation for all periods presented. A description of the Company’s segments is provided below.

•

Television: The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the owned and/or operated television stations and the Galavisión cable television network. For the year ended December 31, 2008, the television segment accounted for approximately 77% of the Company’s net revenues. See “Television Broadcasting.”

•

Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the year ended December 31, 2008, the radio segment accounted for approximately 21% of the Company’s net revenues. See “Univision Radio.”

•

Interactive Media: Univision Interactive Media operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the year ended December 31, 2008, the Interactive Media segment accounted for approximately 2% of the Company’s net revenues. See “Interactive Media.”

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

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website at www.univision.net. The materials the Company files with the Securities and Exchange Commission (“SEC”) may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

The Merger

On March 29, 2007, Broadcasting Media Partners, Inc. (“Broadcasting Media”), completed its acquisition of the Company pursuant to the terms of the agreement and plan of merger dated as of June 26, 2006 (the “Merger Agreement”), by and among the Company, Broadcasting Media and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), a subsidiary of Broadcasting Media. Umbrella Acquisition and Broadcasting Media were formed by an investor group that includes affiliates of Madison Dearborn Partners, LLC, Providence Equity Partners Inc., Saban Capital Group Inc., TPG Capital and Thomas H. Lee Partners, L.P. (collectively the “Sponsors”). To consummate the acquisition, Umbrella Acquisition was merged (the “Merger”) with and into the Company and the Company was the surviving corporation. Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive $36.25 in cash, without interest.

As a result of the Merger, a new basis of accounting was established at March 29, 2007. In effect, Broadcasting Media’s basis in the Company’s assets and liabilities was pushed down to the Company’s books and records as of March 31, 2007. Considering the insignificant impact to the statement of operations, the acquisition was accounted for using the purchase method of accounting as though the Merger closed on March 31, 2007 to align the Merger transaction date to the accounting close date.

Televisa Program License Agreement Litigation

Grupo Televisa S.A. and its affiliates (“Televisa”) and the Company have been parties to a program license agreement (the agreement in effect until January 22, 2009 is referred to as the “Original PLA”), which provided the Company’s three television networks with a majority of prime time programming and a substantial portion of their overall programming. Under the Original PLA, the Company paid a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by the Company of the Original PLA. See Item 3. “Legal Proceedings.”

On January 22, 2009, the parties settled and released and discharged all claims and counterclaims (whether known or unknown) under the Original PLA whether or not included in the litigation (including those that had previously been dismissed without prejudice), other than with respect to Televisa’s claim that the Original PLA entitled it to transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet and certain pending disputes about rights under the Original PLA to movies that Televisa obtained rights from others or co-produced. As part of the settlement the Company paid Televisa $3.5 million, withdrew its protest on monies previously paid to Televisa under protest and entered into an amended program license agreement (the “Amended PLA”) that, among other things, revised the terms for the license fee payable by Univision and revised the terms for making unsold advertising on Univision’s networks available to Televisa by committing Univision to provide a minimum amount of advertising at no cost to Televisa.

Discontinued Operation

Prior to the completion of the Merger, the Sponsors decided to dispose of the Company’s music recording and publishing business. As a result, the music division’s results of operations, assets and liabilities are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. See “Notes to Consolidated Financial Statements—3. Discontinued Operations.”

Retransmission by Cable Television Operators

Every three years, each television station must elect, with respect to its retransmission by cable television operators within its designated market area, either “must carry” status, pursuant to which the cable system’s carriage of the station is mandatory, or “retransmission consent,” pursuant to which the station gives up its right to mandatory carriage in order to negotiate consideration in return for consenting to carriage. The Company has elected the retransmission consent option in substantially all cases for the period beginning January 1, 2009, and has implemented a systematic process of seeking monetary consideration for its retransmission consent.

Television Broadcasting

The Company’s principal business segment is television broadcasting, which consists primarily of the Univision, TeleFutura and Galavisión television networks, the Univision Television Group (“UTG”) owned-and-operated broadcast television stations (collectively, the “UTG O&Os”) and the TeleFutura Television Group (“TTG”) owned-and-operated broadcast television stations (collectively, the “TTG O&Os”). In addition, at December 31, 2008, Univision owns one station in Washington, D.C., which it does not operate, and Telefutura owns five stations in Boston, Massachusetts; Albuquerque, New Mexico; Orlando, Florida; Denver, Colorado; and Tampa, Florida which it does not operate.

The Company programs its three networks so that Univision Network, TeleFutura Network and Galavisión generally do not run the same type of program simultaneously.

Univision Network and Univision Television Group and Affiliates

Univision Network. Univision Network is the leading Spanish-language television network in the U.S., covering approximately 96% of all U.S. “Hispanic Households” (defined as those with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household). From its operations center in Miami, Univision Network provides its broadcast and cable affiliates with 24 hours per day of Spanish-language programming with a prime time schedule of substantially all first-run programming (i.e., no re-runs) throughout the year. The operations center also provides production facilities for Univision Network’s news and entertainment programming.

Univision Television Group and Affiliates. At December 31, 2008, UTG O&Os had 20 full-power and nine low-power stations. Nineteen of the full-power UTG O&Os broadcast Univision Network’s programming, and most produce local news and other programming of local importance, cover special events and may acquire programs from other suppliers. One full-power UTG O&O in Bakersfield, California is a MyNetworkTV affiliate. Eleven of the 20 full-power UTG O&Os are located in the top 15 Nielson Designated Market Areas (“DMA”) in terms of number of Hispanic households. The Company also owns and operates three television stations in Puerto Rico.

In addition to the UTG O&Os, as of December 31, 2008, Univision Network had 20 full-power and 47 low-power television station affiliates (“Univision Affiliated Stations”) and approximately 1,357 cable affiliates.

Univision Network produces and acquires programs, makes those programs available to its affiliates and UTG O&Os, and sells network advertising.

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

TeleFutura Network and TeleFutura Television Group and Affiliates

TeleFutura Network. In January 2002, the Company launched a 24-hour general-interest Spanish-language broadcast network, TeleFutura, to meet the diverse preferences of the multi-faceted U.S. Hispanic community. TeleFutura Network’s signal covers approximately 85% of all Hispanic Households through TTG O&Os, three full-power and 21 low-power station affiliates (“TeleFutura Affiliated Stations”). TeleFutura Network counter-programs traditional Spanish-language lineups and is designed to draw additional viewers to Spanish-language television by offering primetime Hollywood movies dubbed in Spanish, original Spanish-language movies, primetime game shows and sports.

TeleFutura Television Group and Affiliates. The TTG O&Os consist of 18 full-power and 14 low-power Spanish-language television stations. Thirteen of the 18 full-power TTG O&Os are located in the top 15 designated market areas in terms of number of Hispanic Households. In addition, TeleFutura Network has entered into affiliation agreements with broadcast television stations, and cable and satellite television distributors to provide TeleFutura Network and station programming on terms similar to those of the affiliation agreements between Univision Network and its affiliates.

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

Galavision

The Company also owns Galavisión, the leading U.S. Spanish-language general entertainment basic cable television network. Galavisión’s schedule averages 39 hours of live news, sports, variety and entertainment programming each week. According to Nielsen Homevideo Index—Hispanic (“NHI-H”), Galavisión reaches approximately 53.8 million U.S. cable households and 8.5 million or 82% of Hispanic Cable Plus households, which are Hispanic Households that receive video (television) via cable or another alternative delivery system, which include satellite providers, as opposed to over the air television signals. The network has achieved record viewership levels since its new programming launch in May 2002.

Univision Radio

Univision Radio, headquartered in Dallas, Texas, owns and operates 67 radio stations in 16 of the top 25 U.S. Hispanic markets and owns and operates five radio stations in Puerto Rico. Univision Radio’s stations cover approximately 67% of the U.S. Hispanic radio listeners and have 12.5 million listeners weekly.

Univision Radio has historically acquired under-performing radio stations with good signal coverage of the target population and converted the existing station format to a Hispanic-targeted format. In addition, Univision Radio has acquired radio stations whose radio signals might eventually be upgraded or improved. Univision Radio programs 59 individual or simulcast radio stations. Most music formats are primarily variations of regional Mexican, tropical, reggaeton, tejano and contemporary music styles. The regional Mexican format consists of various types of music played in different regions of Mexico; the Latin adult format is a relatively new format that is a compilation of the best “hits” of regional Mexican music from the 70’s, 80’s and 90’s; the tropical format consists primarily of salsa, merengue and cumbia music; the reggaetón format consists of the current and prevalent form of Latin urban and pop music; the tejano format consists of music originated in or indigenous to Texas, but based on Mexican themes; and the contemporary format consists of popular romantic and pop music forms. Hispanics who may use the English language along with Spanish, or perhaps favor English music over Spanish music, are also reached by five of Univision Radio’s stations in three markets, which are programmed in the classic rock, hip hop and rhythmic/contemporary hit formats.

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

Interactive Media

Univision Interactive Media, Inc. is the digital division of Univision Communications Inc. Univision Interactive Media, Inc. operates Univision.com, the premier Spanish-language Internet destination in the U.S., and Univision Móvil, the industry’s most comprehensive Spanish-language suite of mobile offerings.

First launched in 2000, Univision.com offers original and exclusive entertainment, news, sports, services and shopping opportunities geared toward the interest of Hispanics. Univision.com is the most-visited Spanish-language website among US Hispanics for the 7th year in a row. Since Univision.com launched in 2000, visits to the website have grown to exceed 400 million in 2008.

Launched in 2003, Univision Móvil delivers exclusive mobile interactivity with the highest-rated Univision television shows and special events. Univision Móvil offers the most relevant content for the Hispanic market engaging our audience with short message service (“SMS”) and Premium SMS programs and an extensive downloadable content catalogue available on all U.S. carriers and a subscription-based video service. In addition, wireless users can access Univision.mobi, Univision Móvil’s comprehensive mobile portal.

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

Hispanic Population Growth and Concentration. The Hispanic population of the U.S. increased by 58% between 1990 and 2000 to 35.3 million according to the 2000 U.S. Census. This rate of growth was more than four times that of the total U.S. population and approximately seven times that of the U.S. non-Hispanic population. While Hispanics accounted for 12.5% of the U.S. population in 2000, the U.S. Census Bureau projects that the Hispanic percentage will grow to approximately 20% of the total U.S. population by the year 2020, confirming a fundamental shift in the ethnic makeup of the country. According to the 2000 U.S. Census, Hispanics accounted for 27% of the population of New York City and 46.5% of Los Angeles, the two cities with the largest total populations and largest Hispanic populations. Approximately 50% of all Hispanics are located in the eight largest U.S. Hispanic markets, and the Company owns two or more television stations and three or more radio stations in each of these markets. According to U.S. Census estimates as of July 1, 2007, there are approximately 45.5 million Hispanics living in the United States, which account for approximately 15.1% of the U.S. population.

Greater Hispanic Buying Power. The Hispanic population is projected to represent $1.04 trillion in estimated disposable income in 2009 (9.0% of the total U.S. disposable income), an increase of 108% since 2000. Hispanics are expected to account for more than $1.6 trillion of U.S. disposable income (10.5% of the U.S. total) by 2015, outpacing the expected growth in total U.S. disposable income.

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

Ratings

Until December 26, 2005, Univision Network solely subscribed to Nielsen Media Research’s National Hispanic Television Index (“NHTI”), which measures only Hispanic audiences. As of December 26, 2005, Univision Network ratings also became available on Nielsen’s national ratings service, Nielsen Television Index (“NTI”), which provides television ratings for all of the major U.S. networks. NTI is based on the National People Meter sample which is comprised of approximately 19,000 households and is subscribed to by broadcast networks, cable networks, syndicators, advertisers and advertising agencies nationwide. The Univision Network maintained its subscription to NHTI until September 2007. Effective August 27, 2007, the National People Meter sample became the sole sample for both English-language media and Spanish-language media. From this sample, Nielsen continues to measure Hispanic viewing, calling the new service NTI-H (Nielsen Television Index—Hispanic).

Television. During the last five years, Univision Network has consistently ranked first in prime time television among all Hispanic 18-49 year olds and has consistently had between 95% and 100% of the 20 most widely watched programs among all Hispanic Households based on the November NTI-H.

Among Hispanics, the Spanish-language television share of prime time viewing continues to increase. Currently in the 2008-2009 season, 50% of all Hispanic 18-49 year olds watching television in prime time are watching Spanish language programs. This compares with 47% in the 2000-2001 season.

The following table shows that the Univision Broadcast Networks prime time audience ratings during the last five years are considerably higher than the other networks among the age segment most targeted by advertisers:

Prime Time Ratings Among Hispanic Adults Aged 18 to 49

Average 7:00 PM-11:00 PM	2004 P18-49 Average Audience%	2005 P18-49 Average Audience%	2006 P18-49 Average Audience%	2007 P18-49 Average Audience%	2008 P18-49 Average Audience%
Univision (UNI)	8.8	10.0	8.7	8.6	8.4
TeleFutura (TF)	2.1	1.6	1.8	1.8	1.6
Telemundo	3.1	2.6	3.0	2.4	2.5
ABC	1.4	1.4	1.6	1.2	1.1
CBS	1.2	1.1	1.0	0.9	0.8
NBC	1.7	1.2	1.1	1.0	1.1
FOX	1.8	1.6	1.6	1.6	1.4
WB	0.9	0.7	0.6	—	—
UPN	1.0	0.8	0.8	—	—
PAX/ION	0.1	0.1	0.1	0.1	0.1
AZTECA AMERICA	0.3	0.6	0.6	0.4	0.4
CW	—	—	1.0	0.8	0.6
MNT	—	—	—	0.3	0.4
SHARE CALCULATIONS:
Total Ratings	22.4	21.7	20.8	19.1	18.4
UNI+TF Ratings	10.9	11.6	10.5	10.4	10.0
Univision Combined Networks’ Share	48.7%	53.5%	50.5%	54.5%	54.3%

Source:	Nielsen Hispanic Television Index/Nielsen Television Index-Hispanic Spanish-language television prime time is from 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday through Saturday. English-language television prime time is from 8 p.m. to 11 p.m., Eastern and Pacific Standard Times, Monday through Saturday and 7 p.m. to 11 p.m., Eastern and Pacific Standard Times, Sunday.

Note: The CW network was launched on September 18, 2006, and is a combination of the WB and UPN networks. Effective January 29, 2007, PAX became ION; however, Nielsen continued to report ION as PAX through April 1, 2007, officially making the change on April 2, 2007.

In addition, according to the November 2008 Nielsen Station Index:

•

all 14 full-power UTG O&Os for which such data are available ranked first among Spanish-language television stations in “total day” in their respective DMAs, based on total audience rank of adults 18 to 49 years of age;

•

five of the 14 full-power UTG O&Os for which such data are available ranked as the top station in “total day” in their respective DMAs, English- or Spanish-language, based on total audience rank of adults 18 to 49 years of age; and

•

14 of the 16 full-power Univision Affiliated Stations for which such data are available ranked first among Spanish-language television stations in “total day” in their respective DMAs, based on total audience rank of adults 18 to 49 years of age.

No audience data are available for five UTG O&O full-power stations and four Univision Affiliated Stations.

Radio. Radio ratings are measured by Arbitron, a marketing and research firm serving primarily the radio industry and specializing in audience ratings-measurement for marketing to advertisers. Arbitron measures radio station listening by market, in various day-parts and demographics, with data collected from areas throughout a given market. Ratings trends are released monthly and ratings books are issued each season. In 2007, Arbitron began implementing a new electronic measurement system called Portable People Meter (PPM), which will replace the diary-based method that has been used historically. This methodology is available in Houston, New York, Los Angeles, Chicago, San Francisco, and Dallas. Audience trend data is now available on a weekly basis and a ratings book is released on a monthly basis. Arbitron plans to roll out the PPM measurement system in all Top 50 markets with Miami, Phoenix, San Diego, San Antonio and Las Vegas, scheduled to roll out between June through December of 2009.

Univision Radio, according to the Summer 2008 Arbitron ratings book, operates the leading Spanish-language radio station in the adult 25-54 age group, as measured by Average Quarter Hour (“AQH”) audience rating, in nine of the 12 top U.S. Hispanic radio markets as measured by Arbitron. During this same period, the Company operated 27 station formats ranked among the top-ten radio stations in AQH audience, regardless of language or format, in their respective markets.

Program License Agreements

Through its program license agreements (the “PLAs”) with Grupo Televisa S.A. and its affiliates (“Televisa”) and affiliates of Corporacion Venezolana del Television, C.A. (VENEVISION) (“Venevision”), the Company has the exclusive right until December 2017 to air in the U.S. all Spanish-language programming produced by or for them (with limited exceptions). The PLAs provide the Company’s television and cable networks with access to programming to fill up to 100% of their daily schedules. Televisa and Venevision programming represented approximately 39.3 % and 19.6% in 2008 and 36% and 23% in 2007, respectively, of Univision Network’s non-repeat broadcast hours. Televisa and Venevision programming represented approximately 19.5% and 2.4% in 2008 and 15% and 5% in 2007, respectively, of TeleFutura Network’s non-repeat broadcast hours.

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

In addition, Televisa and Venevision must use good faith efforts not to structure arrangements or agreements with respect to programs in a manner intended to cause such programs not to be available to the Company as “Programs” pursuant to the PLAs.

The Company’s program license agreement with Televisa (the “Original PLA”) was amended on January 22, 2009 in connection with a settlement of the litigation involving the Original PLA. See Item 3. “Legal Proceedings” for a description of the litigation and settlement with respect to the Original PLA with Televisa.

The amended and restated program license agreement (the “Amended PLA”), which is effective through the original term of 2017, will continue to provide the Company with exclusive broadcast rights to certain Televisa programming in the U.S and Puerto Rico. Broadcast rights for Puerto Rico were previously granted to the Company pursuant to a separate agreement, which was terminated upon execution of the Amended PLA. In consideration for access to the programming of Televisa, the Company pays royalties to Televisa.

Under the Amended PLA, the Company’s ability to use unsold advertising time for its own and its subsidiaries purposes without payment of a royalty has been clarified and affirmed. Pursuant to the Amended PLA, the Company is committed to provide Televisa a minimum amount of advertising on its media properties at no cost to Televisa. In addition, Televisa will have the right to use, without cost to Televisa and subject to limitations, a portion of the advertising time that the Company does not either sell to advertisers or use for its own purposes. As part of the $610.8 million Televisa and related settlement charge, we recognized a non-cash charge of $536.0 million during the fiscal quarter ended December 31, 2008, representing the fair value of our advertising commitment to Televisa under the Amended PLA through 2017, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results.” The $536.0 million of deferred advertising revenue will be recognized into revenue over the next nine years when the Company provides the advertising to Televisa to satisfy its commitment.

Under its program license agreement, Venevision receives royalties from the Company for providing access to Venevision’s programming. Venevision also has the right to use, without cost to Venevision and subject to limitations, advertising time that the Company does not either sell to advertisers or use for its own purposes and the Company will annually swap with Venevision $10 million of non-preemptable advertising time. The Company accounts for this arrangement with Venevision as a net barter transaction, with no effect on revenues, expenses or net income on an annual basis.

Under the PLAs, each of Televisa and Venevision may purchase for its own use non-preemptable time at the lowest spot rate for the applicable time period. Televisa received approximately 102,000, 97,000 and 129,000 of preemptable and non-preemptable 30-second commercial advertisements in 2008, 2007, and 2006, respectively. Venevision received approximately 43,000, 36,000 and 55,000 of preemptable and non-preemptable 30-second commercial advertisements in 2008, 2007, and 2006, respectively.

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

Currently, some of the Company’s television stations do not receive their proportionate share of advertising revenues commensurate with their audience share. Approximately 57% of the Company’s radio stations currently receive their proportionate share of advertising revenues commensurate with their audience share. The Company strives to close the gap between audience and revenue share by persuading advertisers of the benefits they may achieve by utilizing or increasing their utilization of Spanish-language television and radio advertising. The Company focuses much of its sales efforts on demonstrating to advertisers its ability to reach the Hispanic audience.

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

Interactive Media. Univision Interactive Media, Inc. markets its products across all Univision properties, generating advertising revenues from top tier advertisers and data services in the U.S., and is represented by a cross platform sales force. Univision.com primarily recognizes advertising and sponsorship revenue, while Univision Móvil derives revenue from data services, sponsorships and advertising.

Competition

Our business is highly competitive. Competition for advertising revenues is based on the size of the market that the particular medium can reach, the cost of such advertising and the effectiveness of such medium.

The Company’s television business competes for viewers and revenues with other Spanish-language and English-language television stations and networks, including the seven English-language broadcast television networks as well as approximately 81 daily-measured ad-supported cable networks. Many of these competitors are owned by companies much larger and having financial strength greater than the Company. Certain of the English-language networks have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable broadcasters have recently commenced or announced their intention to commence Spanish-language services as well.

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

The Company’s share of overall television and radio audience has increased over the past five years. The Company attributes this to the growth of the U.S. Hispanic population, the quality of our programming and the quality and experience of our management. Telemundo, a subsidiary of NBC, a division of General Electric, is the Company’s largest television competitor that broadcasts Spanish-language television programming. In most of the Company’s DMAs, the Company’s affiliates compete for advertising dollars directly with a station owned by or affiliated with Telemundo, as well as with other Spanish-language and English-language stations. Clear Channel (the largest radio operator in the United States), CBS Radio, Spanish Broadcasting System, Liberman Broadcasting and Border Media Partners are the Company’s largest radio competitors that broadcast Spanish-language radio programming in several of the Company’s DMAs. Additionally, the Company faces competition from English-language stations that offer programming targeting Hispanic audiences. Clear Channel has established a Hispanic radio division and has begun converting stations to Hispanic targeted formats, in English or Spanish, seeking niche formats within the current music available in Spanish or appealing to Hispanics. Radio One converted a station to Spanish and Spanish Broadcasting System has entered into a strategic alliance with Viacom to allow it to promote its radio stations on Viacom outdoor properties. ABC Radio networks and Spanish Broadcasting Systems have joined forces to syndicate three popular Hispanic morning shows nationally and in markets where the Company competes.

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

Satellite-delivered audio, including Sirius XM Satellite Radio, provides a medium for the delivery by satellite or supplemental terrestrial means of multiple new audio programming formats to local and/or national audiences.

Univision Interactive Media, Inc. shares the digital Hispanic marketplace with various competitors such as Yahoo! en Español, Terra and AOL Latino, as well as individual companies providing content, commerce, community and similar offerings. In addition, it competes with other prominent multi-platform media companies.

Employees

As of December 31, 2008, the Company employed approximately 4,107 full-time employees. Approximately 7.6% of these employees are located in Chicago, Los Angeles, San Francisco, New York and Puerto Rico, and are represented by unions. The Company has collective bargaining agreements covering the union employees with varying expiration dates through 2011. The Company is negotiating the collective bargaining agreements, which have expired, at the Los Angeles, San Francisco and Puerto Rico television stations and the New York television and radio stations, which collectively account for 4.5% of the Company’s full-time employees. Management believes that its relations with its non-union and union employees, as well as with the union representatives, are generally good.

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

Network Regulation. FCC rules affect the network-affiliate relationship. Among other things, these rules require that network affiliation agreements (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit affiliates to preempt network programs that they believe are unsuitable for their audience and (iii) permit affiliates to substitute programs that they believe are of greater local or national importance for network programs. The Company believes that its network affiliation agreements are in material conformity with those rules, as presently interpreted.

Cable and Satellite Carriage. FCC rules require that television stations make an election every third year to exercise either “must-carry” or “retransmission consent” rights in connection with local cable carriage. Stations which fail to make a cable carriage election are assumed to have elected “must-carry.” Stations electing must- carry may require carriage on certain channels on cable systems within their market. Must-carry rights are not absolute, however, and are dependent on a number of factors, which may or may not be present in a particular case. Cable systems are prohibited from carrying the signals of a station electing retransmission consent until an agreement is negotiated with that station.

The FCC has adopted rules designed to ensure that cable subscribers, including those with analog TV sets, can continue to view broadcast television programming after the transition to digital television occurs on June 12, 2009. By statute when carrying local broadcast station, cable operators must make that station’s primary video and program-related material viewable by all of their subscribers. Cable operators may choose to comply with the viewability requirement by either: (1) carrying the digital signal in analog format, or (2) carrying the signal only in digital format, provided that all subscribers have the necessary equipment to view the broadcast content. Low capacity cable systems are not subject to these obligations.

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

A number of entities have commenced operation, or announced plans to commence operation of Internet protocol video systems, using digital subscriber line (“DSL”), fiber optic to the home (“FTTH”) and other distribution technologies, some of which claim they are not subject to regulation as cable systems. The issue of whether those services are subject to the existing cable television regulations, including must-carry obligations, has not been resolved.

DTV. FCC rules require full-power analog television stations, such as ours, to transition from currently-provided analog service to digital (“DTV”) service. The FCC has made channel assignments, but some requests for modification of those assignments remain to be resolved. We are unable to predict at this time when the channel assignment process will be completed. We are in the process of implementing plans to operate each of our full-power stations in the digital mode. Federal law requires full-power TV stations to complete the digital transition (operating exclusively in the digital mode and surrendering any additional channels) by June 12, 2009, although certain analog stations may continue to operate for a one-month period following that date for the purposes of providing transition and emergency information.

Other Matters. The FCC has numerous other regulations and policies that affect its licensees, including rules requiring close-captioning to assist television viewing by those with hearing difficulties and the equal employment opportunities (“EEO”) rule requiring broadcast licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person by broadcast stations based on race, color, religion, national origin or gender. The EEO rule also requires each station to widely disseminate information concerning its full-time job vacancies with limited exceptions, provide notice of each full-time job vacancy to recruitment organizations that have requested such notice and engage in a certain number of longer-term recruitment initiatives. Licensees are also required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding a number of aspects of their station operations. A recent decision of the FCC contemplates expansion of the material that must be compiled and made available for public inspection, and provides for much of that material to be made available on each station’s public website. Other recent decisions require all broadcast station advertising contracts to contain nondiscrimination clauses, and permit wireless operations on television channels in so-called “White Areas,” which may result in interference to broadcast transmissions.

In addition, the FCC has proposed, and in some cases adopted, a number of changes in its regulations which could increase the cost of regulatory compliance by the Company, including a requirement that a station’s main studio be physically located in its community of license, proposed minimum programming requirements, mandatory community advisory boards, a prohibition on unattended operation of stations, increased EEO reporting requirements, and limitations on product placement and embedded advertising. We cannot predict which, if any, of these proposals ultimately will be adopted.

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

We have in the past derived, and we expect to continue to derive, a significant amount of our revenues from our advertisers. Other than some television network advertising that is presold on an annual basis, we generally have not obtained, and we do not expect to obtain, long-term commitments from advertisers. Therefore advertisers generally may cancel, reduce or postpone orders without penalty. Cancellations, reductions or postponements in purchases of advertising could, and often do, occur as a result of a general economic downturn; an economic downturn in one or more industries that have historically invested in advertising on our platforms; an economic downturn in one or more major markets such as Los Angeles, New York or Miami-Fort Lauderdale; a strike; changes in population, demographics, audience preferences and other factors beyond our control; or a failure to agree on contractual terms with advertisers.

Due to the current economic downturn, many of our advertisers have reduced spending on advertising. Our net revenue was $2.0 billion for the fiscal year ended December 31, 2008 compared to $2.1 billion for the same period in 2007, in part due to reduced spending on advertising. The economy has worsened in the first three months of 2009 and there can be no assurance that the economy will not continue to worsen. If the economy continues to worsen, this may further adversely impact spending on advertising, which would adversely affect our revenues and results of operations. In addition, major incidents of terrorism, war, natural disasters or similar events may require us to program without any advertising. Any material cancellations, reductions, or postponements of advertising for any of the foregoing reasons would adversely affect our revenues and results of operations.

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

We are directly or indirectly dependent upon highly specialized union members who are essential to the production of television programs and motion pictures. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of television programs or motion pictures could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new television programs and motion pictures, which could have a material adverse effect on our business, results of operations and financial condition.

The Screen Actors Guild’s (“SAG”) major contracts with the Alliance of Motion Picture and Television Producers expired in June 2008 and as the date of the filing of the annual report on Form 10-K, the parties have not entered into a replacement agreement. There is no assurance that SAG will not begin an industry-wide strike in the future. If a strike were to occur in the future and continue for an extended period of time, it may have a material adverse effect on our business, results of operations and financial condition.

Lack of audience acceptance of our content could decrease our ratings and, therefore, our revenues.

Television and radio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of a television or radio program, and from the licensing of rights to the intellectual property associated with the program, depend primarily upon their acceptance by the public. The commercial success of a television or radio program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general or specific geographic economic conditions and other tangible and intangible factors, many of which are outside our control. Other television and radio stations may change their formats or programming, a new station may adopt a format to compete directly with one or more of our stations, or stations might engage in aggressive promotional campaigns. Certain of the English-language networks and others are producing Spanish-language programming and simulcasting certain programming in English and Spanish.

A decrease in our audience acceptance, whether because of these factors or otherwise, can lead to lower ratings. Rating points are the primary factors that are weighed when determining the advertising rates that we receive. Poor ratings can lead to a reduction in pricing and advertising revenues. As a result of the unpredictability of program performance and of competition, our stations’ audience ratings, market shares and advertising revenues may decline.

Because our programming business is subject to varying popularity, which we cannot predict at the time we incur related costs, our results of operations have fluctuated, and may continue to fluctuate, significantly from period to period.

We acquire programming (including sports programming) and make long-term commitments in advance of a season and in some cases make multi-year commitments even though we cannot predict the ratings they will generate. In addition, we must still pay the same program license fees pursuant to the Amended PLA even if the programming supplied under the Amended PLA is no longer popular or is not utilized to the same extent as the programming that was previously utilized. We may replace unpopular programming before we recapture any significant portion of the costs incurred in connection with the programming or before we have fully amortized the costs.

Operating results from our programming business fluctuate primarily with the acceptance of such programming by the public, which is difficult to predict. We report results of operations quarterly, and our results of operations and cash flows in any reporting period may be materially affected by the lack of popularity of programming, which may result in significant fluctuations from period to period. Thus, a shortfall, now or in the future, in the expected popularity of the sports events for which we have acquired rights, or in the television programming we expect to air, could lead to a fluctuation in our results of operation.

The popularity of our network and TV stations and the amount of fees we are able to negotiate under our “retransmission consent” agreements with distributors could be adversely affected if Televisa prevails in its Internet claim.

We receive substantial amounts of programming for our three networks from Televisa pursuant to the Amended PLA with Televisa. The programming we receive under the Amended PLA accounts for a majority of our prime time programming and a substantial portion of the overall programming on all three networks. In connection with the remaining litigation between us and Televisa involving the Original PLA, Televisa filed a complaint seeking a declaration that it may transmit or permit others to transmit any television programming into the United States over or by means of the Internet. This claim is not part of our settlement with Televisa and a separate trial with respect to the Internet issues is scheduled to begin April 21, 2009. We intend to continue to defend this remaining litigation and pursue our counterclaims vigorously.

If Televisa were able to transmit or permit others to transmit television programming into the United States that is the same as the programming on our networks over or by means of the Internet, in a manner we are not able to make such programming available, our television audience may prefer to view the programming over the Internet. This could have a material adverse effect on the viewership of our TV stations and popularity of our network, which in turn would have a material adverse effect on our results of operations.

Also, if Televisa were able to transmit or permit others to transmit such programming into the United States over or by means of the Internet prior to or at the same time as we broadcast the same programming on our networks, cable operators and other distributors of our programming would likely pay lower fees under retransmission consent agreements or refuse to enter into such agreements on terms acceptable to us. The resulting lower revenues and/or viewership could have a material adverse effect on our results of operations.

If we do not successfully respond to rapid changes in technology, services and standards, we may not remain competitive.

Technology in the video, telecommunications, radio, and data services used in the entertainment and Internet industries is changing rapidly. Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our businesses. Examples of such advances in technologies include video-on-demand, satellite radio, video games, DVD players and other personal video and audio systems (e.g., iPods), wireless devices, text messaging and downloading from the Internet. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis and technologies which enable users to fast-forward or skip advertisements, such as DVRs (e.g., TiVo) and portable digital devices, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers, and could, therefore, adversely affect our revenues. In addition, further increases in the use of portable digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our radio and television broadcasting advertising revenues. Other cable providers and direct-to-home satellite operators are developing new video compression techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over us for television advertising and subscription revenues. Such a competitive environment may increase the demand for programming thereby making it more expensive to acquire new programming or renew current programming. The ability to anticipate and adapt to changes in technology on a timely basis and exploit new sources of revenue from these changes will affect our ability to continue to grow and increase our revenue.

Changes in U.S. communications laws or other regulations may have an adverse effect on our business.

The television and radio industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. For example, we are required to obtain licenses from the FCC to operate our radio and television stations with maximum terms of eight years. We cannot assure you that the FCC will approve our future license renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on our revenues.

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

We have elected retransmission consent with respect to most cable systems in markets where we own television stations, and must carry with respect to other cable systems.

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

Vigorous enforcement or enhancement of FCC indecency and other program content rules could have an adverse effect on our businesses and results of operations.

FCC rules prohibit the broadcast of obscene material at any time and/or indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. The FCC has stepped up its enforcement activities as they apply to indecency, and has indicated that it would consider initiating license revocation proceedings for “serious” indecency violations. In the past three years, the FCC has found indecent content in a number of cases, and has issued fines to the offending licensees. The current maximum permitted fines per station if the violator is determined by the commission to have broadcast obscene, indecent or profane material are $325,000 per incident and $3,000,000 for a continuing violation, and the amount is subject to periodic adjustment for inflation. Fines have been assessed on a station-by-station basis, so that the broadcast of network programming containing allegedly indecent or profane material has resulted in fines levied against each station affiliated with that network which aired the programming containing such material. Appeals challenging the FCC’s underlying indecency standards are pending in the federal courts, and the FCC has placed a hold on resolving indecency complaints pending resolution of those appeals. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards, particularly where programming is live and spontaneous. Violation of the indecency rules could lead to sanctions that may adversely affect our businesses and results of operations.

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets and any further impairment of a significant portion of our goodwill and other intangible assets could have an adverse effect on our financial condition and results of operations.

Goodwill and intangible assets totaled approximately $9.0 billion at December 31, 2008. At least annually, we test our goodwill and non-amortizable intangible assets for impairment and we continue to assess whether factors or indicators, such as a general economic slowdown, become apparent that would require an interim test. Impairment may result from, among other things, deterioration in our performance, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors.

The amount of any quantified impairment must be expensed immediately as a charge to operations. In the fourth quarter of 2008, we performed our annual impairment test, which resulted in us recording an impairment loss of $1.6 billion related to goodwill and intangible assets. In addition, during the third quarter of 2008, due to adverse market conditions affecting us and lower trading multiples within the industries that we operate, as well as the overall economic slow down which has adversely affected our operating revenues and margins and the expectations for its duration, we performed an interim impairment test, which resulted in us recording an impairment loss of $3.7 billion related to goodwill and intangible assets. In the first quarter of 2008, the Company recorded an impairment loss of $115.1 million related to assets the Company intended to dispose of.

Appraisals of any of our business segments impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and results of operations.

Our substantial indebtedness could adversely affect our operations.

As of December 31, 2008, we had outstanding total indebtedness of approximately $10.6 billion, including capital lease obligations and an aggregate of $2.0 billion of senior notes. Included in our outstanding total indebtedness was $385.3 million under our $500.0 million bank second-lien asset sale bridge loan due March 29, 2009. On March 30, 2009, the Company expects to repay the $385.3 million balance on the bank second-lien asset sale bridge loan with cash on hand. In addition, beginning on June 30, 2010, we will be required to repay 0.625% of the aggregate principal amount under both, our $7.0 billion bank senior secured term loan facility and our $450.0 million bank senior secured draw term loan facility. Further on March 12, 2009, we elected to pay interest on our $1.5 billion of 9.75% senior notes by increasing the principal amount of the notes by approximately $79.0 million for the interest period commencing on March 15, 2009.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although one of the indentures governing the senior notes and our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, we may, at our option, subject to certain conditions, increase the senior credit facilities in an amount not to exceed $750 million. Moreover, none of our indentures imposes any limitation on our incurrence of liabilities that are not considered “Indebtedness” under the indenture, nor do they impose any limitation on liabilities incurred by subsidiaries, if any, that might be designated as “unrestricted subsidiaries.” If we incur additional debt above current indebtedness levels, the risks associated with our substantial leverage would increase.

Our ability to generate the significant amount of cash needed to service our debt and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

As of December 31, 2008, we had outstanding total indebtedness of approximately $10.6 billion, including capital lease obligations and an aggregate of $2.0 billion of senior notes. Included in our outstanding total indebtedness was $385.3 million under our $500.0 million bank second-lien asset sale bridge loan due March 29, 2009. On March 30, 2009, the Company expects to repay the $385.3 million balance on the bank second-lien asset sale bridge loan with cash on hand. In addition, beginning on June 30, 2010, we will be required to repay 0.625% of the aggregate principal amount under both, our $7.0 billion bank senior secured term loan facility and our $450.0 million bank senior secured draw term loan facility.

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

In addition, the credit crisis and related turmoil in the global financial markets has had and may continue to have an impact on our liquidity. For example, we are currently unable to access part of our cash invested in The Reserve Primary Fund, a money market fund that has suspended redemptions and is being liquidated. We had invested approximately $371.4 million in this fund, and have recorded an investment loss of $11.3 million, including approximately $0.3 million of legal fees, on our investment in this fund in the third quarter of 2008. To date we have received a partial distribution of $317.4 million from the Reserve Primary Fund, representing approximately 85% of our investment in the fund. On December 3, 2008, the Reserve Primary Fund announced its plan of liquidation which will include future interim distributions, subject to a special reserve established to satisfy certain costs and expenses of the fund, including pending or threatened claims against the fund. While we expect to receive substantially all of our remaining holdings in this fund, we cannot predict when this will occur or the amount we will receive. It is possible that we may encounter difficulties in receiving the remaining distributions given the current market conditions.

If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. Any of these remedies may not, if necessary, be effected on commercially reasonable terms, or at all. In addition, the indentures governing the senior notes and the credit agreement for our Senior Secured Credit Facilities may restrict us from adopting some of these alternatives. Because of these and other factors beyond our control, we may be unable to pay the principal, premium, if any, interest or other amounts on our indebtedness.

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

Our Senior Secured Credit Facilities and the indentures governing our senior notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These agreements governing our indebtedness include covenants restricting, among other things, our ability to:

•	incur or guarantee additional debt or issue certain preferred stock;

•	pay dividends or make distributions on our capital stock or redeem, repurchase or retire our capital stock or subordinated and certain other debt;

•	make certain investments;

•	create liens on our or our subsidiary guarantors’ assets to secure debt;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the senior notes;

•	make certain capital expenditures;

•	enter into transactions with affiliates;

•	merge or consolidate with another person or sell or otherwise dispose of all or substantially all of our assets;

•	sell assets, including capital stock of our subsidiaries;

•	alter the business that we conduct; and

•	designate our subsidiaries as unrestricted subsidiaries.

The Senior Secured Credit Facilities and the senior notes contain various covenants and restrictions and a breach of any covenant or restriction could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indentures governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at that time). The lenders under the Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the Senior Secured Credit Facilities, the lenders under these facilities will have the right to proceed against the collateral. In addition, we are also subject to certain customary financial covenants under our credit agreement for our Senior Secured Credit facilities. We are in compliance with such financial covenants as of December 31, 2008, but there can be no assurance that we will continue to be in compliance with such covenants in the future.

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

At December 31, 2008, the principal buildings owned or leased by the Company and used primarily by the television and radio segments are described below:

Principal Properties of the Company

Location (1)	Aggregate Size of Property in Square Feet (Approximate)	Owned or Leased	Lease Expiration Date
Miami, FL	310,108	Owned	—
Miami, FL	68,595	Leased	06/30/15	(2)
Los Angeles, CA	166,366	Owned	—
Houston, TX	107,489	Owned	—
New York, NY	92,017	Leased	06/30/15

(1)	The Miami, Los Angeles and New York locations are used primarily by the television and Interactive Media businesses. The Houston location, which was purchased in 2004, is used by the television and radio businesses.
(2)	Option to renew available.

The Company is party to a lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is being constructed and is owned by the landlord, with occupancy of the premises expected during the second half of 2009. The term of the lease is 50 years. The sum of the lease payments will be approximately $74 million over 50 years.

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

Televisa PLA Litigation

Televisa and the Company have been parties to the Original PLA, which provided the Company’s three television networks with a majority of prime time programming and a substantial portion of their overall programming. Under the Original PLA, the Company paid a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by the Company of the Original PLA, including breach for its alleged failure to pay Televisa royalties attributable to revenues from certain programs and from our use of unsold time to promote assets, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement (a soccer rights side-letter to the Original PLA), a claim that we did not cooperate with various Televisa audit rights and efforts and a claim that the Company has not been properly carrying out a provision of the Original PLA that gives Televisa the secondary right to use the Company’s unsold advertising inventory. Televisa sought monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against the Company’s alteration of Televisa programming without Televisa’s consent. Televisa also sought a declaration that the Company was in material breach of the Original PLA and the Soccer Agreement and that Televisa had the right to suspend or terminate its performance under such agreements. The Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company sought monetary damages and injunctive relief.

On January 22, 2009, the parties settled and released and discharged all claims and counterclaims (whether known or unknown) under the Original PLA whether or not included in the litigation (including those that had previously been dismissed without prejudice), other than with respect to Televisa’s claim that the Original PLA entitled it to transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet and certain pending disputes about rights under the Original PLA to movies that Televisa obtained rights from others or co-produced. The Internet issues are part of the original litigation initiated by Televisa as described below. As part of the settlement the Company paid Televisa $3.5 million, withdrew its protest on monies previously paid to Televisa under protest and entered into an amended program license agreement described under “Part I. Item I—Business—Program License Agreements” that, among other things, revised the terms for the license fee payable by Univision and the revised terms for making unsold advertising on Univision’s networks available to Televisa by committing Univision to provide a minimum amount of advertising at no cost to Televisa.

On July 19, 2006, Televisa filed a complaint in Los Angeles Superior Court seeking a judicial declaration that on and after December 19, 2006, it may, without liability to Univision, transmit or permit others to transmit any programming that is licensed to the Company under the Original PLA into the United States from Mexico over or by means of the Internet. The Company was served with the new complaint on July 21, 2006. The Company filed a motion to dismiss or stay this action on August 21, 2006. In response to the motion, Televisa stipulated to stay the Superior Court action, and the Court entered the stay on January 11, 2007.

On August 18, 2006, the Company filed a motion for leave to file its Second Amended Counterclaims, which include a newly-added claim for a judicial declaration that on and after December 19, 2006, Televisa may not transmit or permit others to transmit any programming that is licensed to the Company under the Original PLA into the United States over or by means of the Internet. Televisa opposed the motion. On October 5, 2006, the Court granted Univision’s motion for leave to file its Second Amended Counterclaims.

On November 15, 2006, Televisa filed a motion seeking a separate trial of the Company’s Internet counterclaim. The Company opposed Televisa’s motion, and, on December 6, 2006, the Court denied the motion. A separate trial with respect to the Internet issues is scheduled to begin on April 21, 2009. The Company intends to continue to defend this remaining litigation and pursue its counterclaims vigorously.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

There were 1,000 shares, $0.01 par value, common stock issued and outstanding as of March 30, 2009. There is no public market for the Company’s common stock.

(b)	Holders

All of the Company’s shares of common stock issued and outstanding as of March 30, 2009 are held by Broadcast Media Partners Holdings, Inc.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

(e)	Issuer Purchases of Equity Securities

There have been no repurchases of our equity securities during the fourth quarter of the past fiscal year.

ITEM 6.	Selected Financial Data

Presented below is the selected historical financial data of Univision Communications Inc.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(In thousands, except share and per-share data)

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006 (a)	Year Ended December 31, 2005 (a)	Year Ended December 31, 2004 (a)
Statement of Operations Data
Net revenues	$2,020,300	$1,635,500	$437,300	$2,025,600	$1,746,100	$1,608,400
Direct operating expenses	683,300	524,000	160,600	719,900	614,600	561,100
Selling, general and administrative expenses	580,100	427,000	139,700	528,600	498,500	476,000
Merger-related expenses	2,400	6,000	144,200	13,400	—	—
Impairment losses(b)	5,372,600	—	—	—	—	—
Restructuring and related charges(c)	45,000	7,800	—	—	30,300	—
Voluntary contribution per FCC consent decree(d)	—	—	24,000	—	—	—
Televisa settlement and related charges	610,800	15,700	4,400	9,400	1,200	—
Depreciation and amortization	122,900	120,000	20,100	82,800	80,300	85,900

Operating (loss) income	(5,396,800)	535,000	(55,700)	671,500	521,200	485,400
Interest expense	753,500	588,800	19,100	91,400	87,000	66,500
Interest income	(18,500)	(4,300)	(1,300)	(2,200)	(2,100)	(500)
Loss on investments(e)	162,900	2,900	—	3,700	81,900	—
Loss on extinguishment of debt	—	—	1,600	—	—	500
Amortization of deferred financing costs	47,100	34,800	500	2,600	3,300	3,400
Interest rate swap expense(f)	68,600	—	—	—	—	—
Equity (income) loss in unconsolidated subsidiaries and other	(3,400)	(2,900)	(1,100)	(4,300)	(4,600)	1,500

(Loss) income from continuing operations before income taxes	(6,407,000)	(84,300)	(74,500)	580,300	355,700	414,000
(Benefit) provision for income taxes	(1,284,400)	(23,800)	(5,900)	231,300	173,000	160,500

(Loss) income from continuing operation	(5,122,600)	(60,500)	(68,600)	349,000	182,700	253,500
(Loss) income from discontinued operation, net of income tax(g)	(4,700)	(187,400)	1,600	200	4,500	2,400

Net (loss) income	$(5,127,300)	$(247,900)	$(67,000)	$349,200	$187,200	$255,900

Balance Sheet Data (at the end of period)
Current assets	$1,271,900	$844,900	$872,100	$663,900	$633,600	$638,500
Total assets	11,247,600	16,457,900	16,921,000	8,166,400	8,128,300	8,227,100
Current liabilities	824,200	687,800	722,200	483,700	909,500	291,500
Long-term debt, including capital leases	10,219,800	9,764,500	9,817,900	969,600	969,300	1,227,700
Stockholders’ equity	(1,499,800)	3,627,900	3,957,000	5,561,500	5,090,900	5,387,700
Other Data
Net cash provided by operating activities	$8,500	$158,800	$121,000	$441,200	409,700	$425,000
Net cash used in investing activities	(136,700)	(45,900)	(16,300)	(156,000)	(320,100)	(231,100)
Net cash provided by (used in) financing activities	594,800	(207,000)	112,100	(281,100)	(180,100)	(80,700)

(a)	Includes the Company’s variable interest entities from March 31, 2004.
(b)	Impairment loss related to goodwill, intangible assets and other items. See “Notes to Consolidated Financial Statements—6. Intangible Assets and Goodwill.”
(c)	See “Notes to Consolidated Financial Statements—5. Accounts Payable and Accrued Liabilities.”
(d)	The Company made a voluntary contribution per an FCC consent decree. See “Notes to Consolidated Financial Statements—2. The Merger.”
(e)	See “Notes to Consolidated Financial Statements—8. Investments.” The Company reported no tax benefit related to these charges related to its investments. See “Notes to Consolidated Financial Statements—11. Income Taxes.”
(f)	See “Notes to Consolidated Financial Statements—10. Debt.”
(g)	See “Notes to Consolidated Financial Statements—3. Discontinued Operations.”

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Univision Communications Inc., together with its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), has continuing operations in three business segments:

•

Television: The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the owned and/or operated television stations and the Galavisión cable television network. For the year ended December 31, 2008, the television segment accounted for approximately 77% of the Company’s net revenues.

•

Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the year ended December 31, 2008, the radio segment accounted for approximately 21% of the Company’s net revenues.

•

Interactive Media: Univision Interactive Media operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the year ended December 31, 2008, the Interactive Media segment accounted for approximately 2% of the Company’s net revenues.

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

Prior to the completion of the Merger, the Sponsors decided to dispose of the Company’s music recording and publishing business. As a result, the music division’s results of operations, assets and liabilities are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. See “Notes to Consolidated Financial Statements—3. Discontinued Operations.”

During the first quarter of 2008, the Company identified additional non-core assets of its radio and television reporting units for disposal and classified them as discontinued operations. During the fourth quarter of 2008 based on current market conditions, the Company determined that the additional non-core assets would no longer meet the discontinued operations criteria. Accordingly, these non-core assets of the radio and television reporting units were classified as continuing operations.

On March 30, 2009, the Company expects to repay the $385.3 million balance on the bank second-lien asset sale bridge loan with cash on hand.

Information presented for the year ended December 31, 2007 represents the sum of the amounts for the three months ended March 31, 2007 and the nine months ended December 31, 2007. See “Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies.”

Description of Net Revenue

Television net revenue is generated from the sale of network, national and local spot advertising time, subscriber fees and sales commissions on national advertising aired on Univision affiliate television stations less agency commissions, music license fees and station compensation paid to affiliates. Radio net revenue is derived from the sale of local, national, and network spot advertising time less agency commissions. The Interactive Media business derives its net revenue primarily from online advertising.

Description of Direct Operating Expenses

Direct operating expenses consist primarily of programming, license fees, news and technical costs. License fees related to our program license agreements (the “PLAs”) with Televisa and affiliates of Corporación Venezolana del Television, C.A. (VENEVISION) (“Venevision”) accounted for approximately 17.8% and 18.1% of our total direct operating and selling, general and administrative expenses, excluding merger-related expenses for the years ended December 31, 2008 and 2007, respectively.

Description of Selling, General and Administrative Expenses

Selling, general and administrative expenses include selling, research, promotions, management fee and other general and administrative expenses.

Factors Affecting Our Results

Televisa Program License Agreement Litigation

On January 22, 2009, the parties settled and released and discharged all claims and counterclaims (whether known or unknown) under the Original PLA whether or not included in the litigation (including those that had previously been dismissed without prejudice), other than with respect to Televisa’s claim that the Original PLA entitled it to transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet and certain pending disputes about rights under the Original PLA to movies that Televisa obtained rights from others or co-produced. As part of the settlement the Company paid Televisa $3.5 million, withdrew its protest on monies previously paid to Televisa under protest and entered into an amended program license agreement described under “Part I. Item I—Business—Program License Agreements” that, among other things, revised the terms for the license fee payable by Univision and the revised terms for making unsold advertising on Univision’s networks available to Televisa by committing Univision to provide a minimum amount of advertising at no cost to Televisa.

In 2008, the Company recorded $610.8 million in Televisa settlement and related charges. In connection with the settlement of the litigation between Televisa and the Company, we recognized a legal settlement charge of approximately $596.5 million during the fiscal quarter ended December 31, 2008, comprised of a $3.5 million cash settlement payment to Televisa; a charge of $57.0 million, representing the incremental impact of the renegotiated license fee under the Amended PLA; and a non-cash charge of $536.0 million representing the fair value of the Company’s advertising commitment to provide Televisa a minimum amount of advertising at no cost to Televisa. The advertising revenue to Televisa will be recognized into revenues over the next nine years when the Company provides the advertising to Televisa to satisfy its commitment. During the twelve months ended December 31, 2008, the Company incurred litigation costs related to this legal settlement of $14.3 million.

In 2008, the $5.1 million of Televisa payments under protest was reclassified to license fees in direct operating expenses. The 2007 and 2006 Televisa payments under protest of $4.7 and $9.4 million, respectively, are also included in direct operating expenses.

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

Management Fee Agreement

On March 29, 2007, the Company entered into a management agreement with Broadcasting Media and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the year ended December 31, 2008 and 2007 was $16.0 million and $14.4 million, respectively, and the out-of-pocket expenses were $2.0 million and $1.2 million, respectively, both of which are included in selling, general and administrative expenses on the statement of operations.

Impairment losses

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists. For the year ended December 31, 2008, the Company recorded non-cash impairment losses of $5.4 billion related to its goodwill and intangible assets. See “Notes to Consolidated Financial Statements—6. Intangible Assets and Goodwill.”

Loss on Investments

The Company monitors its investments for their individual operating results, outlook and market performance. The Company follows the guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in determining whether a decline in fair value below basis is other than temporary. The Company has recorded investment losses of $162.9 million, $2.9 million and $3.7 million for the year ended December 31, 2008, 2007 and 2006, respectively. See “Notes to Consolidated Financial Statements—8. Investments.”

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

Program Costs for Television Broadcast

Televisa and Venevision provide the Company’s three television networks with a substantial amount of programming. During 2006, 2007 and 2008, the Company paid annually an aggregate license fee of approximately 15% of television net revenues to Televisa and Venevision collectively for their programming subject to certain upward adjustments. See “Notes to Consolidated Financial Statements—13. Commitments.” The Company believes that the PLAs and all other agreements with Televisa and Venevision, which were related party transactions prior to the Merger, have been negotiated as arms-length transactions. If the license fee ultimately paid is more than the amount estimated by management, additional license fee expense will be recognized. On January 22, 2009, the Company amended and restated its PLA with Televisa in connection with the settlement of its litigation with Televisa over its original PLA. See Item 3. “Legal Proceedings.”

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

Revenue Recognition

Net revenue is comprised of gross revenues from the Company’s television and radio broadcast, cable and Interactive Media businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations, less agency commissions, volume and prompt payment discounts, music license fees paid by television and compensation costs paid to affiliated television stations. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The Interactive Media business recognizes primarily display advertising and sponsorship advertisement revenue. Display advertising revenue is recognized as “impressions” are delivered and sponsorship revenue is recognized ratably over the contract period. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s Internet properties.

The Company has certain contractual commitments, primarily with Televisa, to provide future advertising and promotion time. The obligations associated with these commitments are recorded as deferred revenue at an amount equal to the fair value of the advertising and promotion time to be provided. Deferred revenue is relieved and revenue is recognized as the related advertising and promotion time is delivered. The deferred revenue accounts are reported separately on the Company’s consolidated balance sheet.

Accounting for Intangibles and Long-Lived Assets

For purposes of performing the impairment test of goodwill, we established the following reporting units: television, radio and Interactive Media. The Company compares the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company also compares the fair value of indefinite-lived intangible assets to their carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

Goodwill and other intangible assets with indefinite lives are tested annually or more frequently if circumstances indicate a possible impairment exists pursuant to Statement of Financial Accounting Standards No. 142 (“SFAS 142”). SFAS 142 requires that the estimated fair value of a reporting unit be compared to its carrying value, including goodwill (the “Step 1 Test”). In Step 1 Test, the Company estimated the fair value of each of our reporting units using a combination of discounted cash flows and market-based valuation methodologies. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples and the amount and timing of expected future cash flows. The cash flows employed in our valuation analysis are based on the Company’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose estimated fair value exceeded the carrying value, no further testwork was required and no impairment was recorded. For those reporting units whose carrying value exceeded the fair value, a second test was required to measure the impairment loss (the “Step 2 Test”). In the Step 2 Test, the fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge.

In accordance with SFAS No. 144, Accounting for Impairment of Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. See “Notes to Consolidated Financial Statements — 6. Intangible Assets and Goodwill.”

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

Recent Accounting Pronouncements

For recent accounting pronouncements see “Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies.”

Results of Operations

Overview

In the following table, the Company’s combined results for the year ended December 31, 2007 represent the sum of the amounts for the three months ended March 31, 2007 and the nine months ended December 31, 2007. This combination does not comply with U.S. generally accepted accounting principles (“GAAP”) or with the Securities and Exchange Commission rules for pro forma presentation, but is presented because we believe it enables a meaningful comparison of our results for the year ended December 31, 2008 compared to year ended December 31, 2007.

In thousands	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2007	Year Ended December 31, 2006
Net revenues	$2,020,300	$1,635,500	$437,300	$2,072,800	$2,025,600

Direct operating expenses	683,300	524,000	160,600	684,600	719,900
Selling, general and administrative	580,100	427,000	139,700	566,700	528,600
Merger-related expenses	2,400	6,000	144,200	150,200	13,400
Impairment losses	5,372,600	—	—	—	—
Restructuring and related charges	45,000	7,800	—	7,800	—
Voluntary contribution per FCC consent decree	—	—	24,000	24,000	—
Televisa settlement and related charges	610,800	15,700	4,400	20,100	9,400
Depreciation and amortization	122,900	120,000	20,100	140,100	82,800

Operating expenses	7,417,100	1,100,500	493,000	1,593,500	1,354,100

Operating (loss) income	(5,396,800)	535,000	(55,700)	479,300	671,500
Other expense (income):
Interest expense	753,500	588,800	19,100	607,900	91,400
Interest income	(18,500)	(4,300)	(1,300)	(5,600)	(2,200)
Loss on investments	162,900	2,900	—	2,900	3,700
Loss on extinguishment of debt	—	—	1,600	1,600	—
Amortization of deferred financing costs	47,100	34,800	500	35,300	2,600
Interest rate swap expense	68,600	—	—	—	—
Equity income in unconsolidated subsidiaries and other	(3,400)	(2,900)	(1,100)	(4,000)	(4,300)

(Loss) income from continuing operations before income taxes	(6,407,000)	(84,300)	(74,500)	(158,800)	580,300
(Benefit) provision for income taxes	(1,284,400)	(23,800)	(5,900)	(29,700)	231,300

(Loss) income from continuing operations	(5,122,600)	(60,500)	(68,600)	(129,100)	349,000
(Loss) income from discontinued operation, net of income tax	(4,700)	(187,400)	1,600	(185,800)	200

Net (loss) income	$(5,127,300)	$(247,900)	$(67,000)	$(314,900)	$349,200

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

In comparing our results of operations for the year ended December 31, 2008 (“2008”) with those ended December 31, 2007 (“2007”), the following should be noted:

•

In 2008 and 2007, the Company incurred merger-related expenses of $2.4 million and $150.2 million, respectively. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger.

•	In 2008, the Company recorded a non-cash impairment loss of $5.4 billion related to goodwill and intangible assets. See “Notes to Consolidated Financial Statements—6. Intangible Assets and Goodwill.”

•	In 2008 and 2007, the Company recorded $45.0 million and $7.8 million, respectively, of restructuring and related charges, primarily related to severance payments.

•

In the first quarter of 2007, the Company expensed a voluntary contribution per a Federal Communications Commission, or FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

•

In 2008 and 2007, the Company recorded Televisa settlement and related charges of $610.8 million and $20.1 million, respectively, related to its PLA. See “Notes to Consolidated Financial Statements—14. Contingencies.”

•	In 2008 and 2007, the Company recorded interest expense of $753.5 and $607.9 million, respectively.

•	In 2008 and 2007, the Company recorded losses on investments of $162.9 million and $2.9 million, respectively. See “Notes to Consolidated Financial Statements—8. Investments.”

•	In 2008 and 2007, the Company recorded management fee expense of $16.0 million and $14.4 million, respectively, payable to affiliates of the Sponsors.

Net revenue. Net revenue was $2,020.3 million in 2008 compared to $2,072.8 million in 2007, a decrease of $52.5 million or 2.5%. The Company’s television segment revenues were $1,563.7 million in 2008 compared to $1,596.6 million in 2007, a decrease of $32.9 million or 2.1%. The decrease in the revenues of the Company’s television networks and owned-and-operated stations are due to reduced spending on advertising due to the economic downturn and certain soccer championships which were aired in the second quarter of 2007. The Company’s radio segment had revenues of $414.1 million in 2008 compared to $429.9 million in 2007, a decrease of $15.8 million or 3.7% due to reduced spending on advertising as a result of the downturn in the economy. The Company’s Interactive Media segment had revenues of $42.5 million in 2008 compared to $46.3 million in 2007, a decrease of $3.8 million or 8.2%, primarily related to a decrease in display advertising.

Expenses. Direct operating expenses decreased to $683.3 million in 2008 from $684.6 million in 2007, a decrease of $1.3 million or 0.2%. The Company’s television segment direct operating expenses were $574.0 million in 2008 compared to $584.2 million in 2007, a decrease of $10.2 million or 1.7%. The decrease is due to a decrease in programming costs of $8.5 million and a decrease in license fee expense of $1.7 million paid under our PLAs. The Company has separately recorded the impairment of certain programming costs, see “Notes to Consolidated Financial Statements—5. Account Payable and Accrued Liabilities”. The Company’s radio segment had direct operating expenses of $93.8 million in 2008 compared to $85.1 million in 2007, an increase of $8.7 million or 10.2%. The increase is due to increased programming costs of $7.7 million and technical costs of $1.0 million. The Company’s Interactive Media segment had direct operating expenses of $15.5 million in 2008 compared to $15.3 million in 2007, an increase of $0.2 million or 1.3%. The increase is due primarily to increased technical costs. As a percentage of net revenue, the Company’s direct operating expenses increased to 33.8% in 2008 from 33.0% in 2007.

Selling, general and administrative expenses increased to $580.1 million in 2008 from $566.7 million in 2007, an increase of $13.4 million or 2.4%. The Company’s television segment selling, general and administrative expenses were $395.1 million in 2008 compared to $377.0 million in 2007, an increase of $18.1 million or 4.8%. The increase is due primarily to increased research costs of $6.4 million, increased bad debt expense of $7.3 million and an increase in the management fee payable to affiliates of the Sponsors of $1.6 million. The Company’s radio segment had selling, general and administrative expenses of $167.3 million in 2008 compared to $173.3 million in 2007, a decrease of $6.0 million or 3.5%. The decrease is due to a decrease in general and administrative compensation costs of $9.7 million offset by an increase in selling and research costs of $3.6 million and other costs of $0.1 million. The Company’s Interactive Media segment had selling, general and administrative expenses of $17.7 million in 2008 compared to $16.4 million in 2007, an increase of $1.3 million or 7.9%. The increase is due primarily to increased selling costs of $1.8 million offset by other savings of $0.5 million. As a percentage of net revenue, the Company’s selling, general and administrative expenses increased to 28.7% in 2008 from 27.3% in 2007.

Merger-related expenses. In 2008 and 2007, the Company incurred merger-related expenses of $2.4 million and $150.2 million. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger. See “Notes to Consolidated Financial Statements—2. The Merger.”

Impairment losses. In 2008, the Company recorded a non-cash impairment loss of $5.4 billion related to goodwill and intangible assets. See “Notes to Consolidated Financial Statements—6. Intangible Assets and Goodwill.”

Restructuring and related charges. During the fourth quarter of 2008, in response to continuing economic conditions, the Company incurred restructuring and related charges related to a reduction in its workforce and discontinued certain programming. The Company recorded a charge of approximately $45.0 million comprised of a workforce reduction of $32.8 million and a programming impairment of approximately $12.2 million. The restructuring and related charges were $40.2, $4.6 and $0.2 million for the television, radio and Interactive Media segments, respectively. In 2007, the Company recorded restructuring and related charges of $7.8 million related to severance. The charges were $7.0 and $0.8 million for the television and radio segments, respectively.

Voluntary contribution per FCC consent decree. In 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

Televisa settlement and related charges. In 2008, the Company recorded $610.8 million in Televisa settlement and related charges. In connection with the settlement of the litigation between Televisa and the Company, we recognized a legal settlement charge of approximately $596.5 million during the fiscal quarter ended December 31, 2008, comprised of a $3.5 million cash settlement payment to Televisa; a charge of $57.0 million, representing the incremental impact of the renegotiated license fee schedule under the Amended PLA; and a non-cash charge of $536.0 million, representing the fair value of the Company’s advertising commitment to provide Televisa a minimum amount of advertising at no cost to Televisa. The advertising revenue to Televisa will be recognized into revenues over the next nine years when the Company provides the advertising to Televisa to satisfy its commitment. During the twelve months ended December 31, 2008 and 2007, the Company incurred litigation costs related to this legal settlement of $14.3 and $20.1 million, respectively.

Depreciation and amortization. Depreciation and amortization decreased to $122.9 million in 2008 from $140.1 million in 2007, a decrease of $17.2 million or 12.3%. The Company’s depreciation expense decreased to $72.3 million in 2008 from $78.8 million in 2007, a decrease of $6.5 million primarily related to decreased capital expenditures and an increase in the depreciable lives of certain tangible assets as a result of the Merger. The Company had amortization of intangible assets of $50.6 million and $61.3 million in 2008 and 2007, respectively, a decrease of $10.7 million. The decrease is due primarily to certain advertiser related intangibles assets that were fully amortized in 2007 following the Merger. The allocation of the purchase price related to the Merger affected both tangible and amortizable intangible assets. See “Notes to Consolidated Financial Statements—6. Intangible Assets and Goodwill.” Depreciation and amortization expense for the television segment decreased by $18.0 million to $105.8 million in 2008 from $123.8 million in 2007 primarily related to decreased capital expenditures and an increase in the depreciable lives of certain tangible assets as a result of the

Merger. Depreciation and amortization expense for the radio segment decreased by $0.3 million to $9.9 million in 2008 from $10.2 million in 2007. Depreciation and amortization expense for the Interactive Media segment was $7.2 million in 2008 and $6.1 million in 2007, an increase of $1.1 million due primarily to an increase in intangible amortization expense.

Operating (loss) income. As a result of the factors discussed above and in the results of operations overview, the Company had an operating loss of $5,396.8 million in 2008 compared to operating income of $479.3 million in 2007, a decrease of $5,876.1 million. The Company’s television segment had an operating loss of $2,975.9 million in 2008 compared to operating income of $316.0 million in 2007, a decrease of $3,291.9 million. The Company’s radio segment had an operating loss of $2,312.8 million in 2008 compared to operating income of $154.8 million in 2007, a decrease of $2,467.6 million. The Company’s Interactive Media segment had an operating loss of $108.1 million in 2008 compared to operating income of $8.5 million in 2007, a decrease of $116.6 million.

Interest expense. Interest expense increased to $753.5 million in 2008 from $607.9 million in 2007, an increase of $145.6 million. The increase is due primarily to an increase in borrowings partially offset by lower interest rates. See “Notes to Consolidated Financial Statements—10. Debt.”

Interest income. Interest income increased to $18.5 million in 2008 from $5.6 million in 2007, an increase of $12.9 million. The increase is due primarily to an increase in cash investments resulting from the Company’s borrowings of $700 million from its bank senior secured revolving credit facility and $250 million from its bank senior secured draw term loan facility in April 2008. See “Notes to Consolidated Financial Statements—10. Debt.”

Loss on investments. In 2008, in addition to losses of $1.6 million on the sale of Entravision securities, the Company recorded non-cash impairment charges of $150.0 million, consisting of $117.5 million related to the Company’s investment in Entravision, $15.1 million related to Equity Media Holdings Corporation and $17.4 million related to an equity investment. The Company also recorded an investment loss of $11.3 million, including legal fees of $0.3 million, on a money-market investment in the Reserve Primary Fund. See “Notes to Consolidated Financial Statements—8. Investments.” In 2007, the Company recorded an other than temporary decline of $2.9 million, of this amount, $1.6 million was related to our investment in Entravision and $1.3 million was related to Equity Media Holdings Corporation.

Amortization of deferred financing cost. Amortization of deferred financing costs increased to $47.1 million in 2008 from $35.3 million in 2007, an increase of $11.8 million.

Interest rate swap expense. For the year ended December 31, 2008, subsequent to ceasing the application of hedge accounting, the Company recorded a pretax expense of approximately $68.6 million in fair market adjustments and accumulated other comprehensive loss amortization.

Benefit for income taxes. In 2008, the Company reported an income tax benefit of $1,284.4 million related to current period losses and impairment losses related to intangible assets. In 2007, the Company reported an income tax benefit of $29.7 million related primarily to current period losses. The Company’s effective tax benefit rate of 20.1% in 2008 is different from the effective tax benefit rate of 18.7% in 2007 due primarily to the goodwill non-cash impairment charge, Televisa settlement and related charges and investment losses, for which no tax benefit was recorded in 2008.

Loss from discontinued operation, net of income tax. The Company reported a net loss from discontinued operation in 2008 of $4.7 million compared to a net loss of $185.8 million in 2007 related to its music business. See “Notes to Consolidated Financial Statements—3. Discontinued Operations.”

Net loss. As a result of the above factors, the Company reported a net loss of $5,127.3 million in 2008 and $314.9 million in 2007.

Adjusted operating income before depreciation and amortization (“OIBDA”). OIBDA decreased to $798.2 million in 2008 from $863.3 million in 2007, a decrease of $65.1 million or 7.5%. The decrease is based on the net revenue and operating expense (direct operating expenses, selling, general and administrative expenses, merger-related expenses, impairment losses, Televisa settlement and related charges and depreciation and amortization) explanations above, along with the matters noted in the overview. As a percentage of net revenue, the Company’s OIBDA decreased to 39.5% in 2008 from 41.6% in 2007.

The Company uses the key indicator of OIBDA to evaluate the Company’s operating performance, for planning and forecasting future business operations, and except as described below, for reporting under its bank credit agreement. This indicator is presented on an adjusted basis consistent with the definition in the Company’s bank credit agreement governing its senior secured credit facilities to exclude certain expenses. However, the Company’s key indicator of OIBDA excludes the benefit for certain income taxes which are included in calculating adjusted OIBDA under the Company’s bank credit agreement. The bank credit agreement also allows the Company to make certain pro forma adjustments for purposes of calculating certain financial covenants, some of which would be applied to OIBDA. None of these pro forma adjustments are made to OIBDA for purposes other than reporting under the bank credit agreement.

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

The table below summarizes the reconciliation of OIBDA to operating income (loss).

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007
	In thousands
OIBDA	$798,200	$716,600	$146,700
Depreciation and amortization	122,900	120,000	20,100
Televisa settlement and related charges	610,800	15,700	4,400
Merger-related expenses	2,400	6,000	144,200
Voluntary contribution per FCC consent decree	—	—	24,000
Impairment losses	5,372,600	—	—
Restructuring and related costs	45,000	7,800	—
Other (a)	41,300	32,100	9,700

Operating (loss) income	$(5,396,800)	$535,000	$(55,700)

(a)	Other includes management fee of $16.0 and $14.4 million for the year ended December 31, 2008 and nine months ended December 31, 2007, respectively; business optimization expense, asset impairment charge, share-based compensation, Televisa payments under protest, sponsor expense, other legal fees, letter of credit fees, and a purchase accounting adjustment related to leases.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Overview

In comparing our results of operations for the year ended December 31, 2007 (“2007”) with those ended December 31, 2006 (“2006”), the following should be noted:

•

In 2007 and 2006, the Company incurred Merger related expenses of $150.2 and $13.4 million, respectively. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger.

•

In 2007, the Company recorded an impairment charge related to its music business in the amount of $190.6 million before the effect of income taxes and $180.3 million net of income taxes. The decline in the value of our music business was due primarily to political, technological and economic factors impacting the music industry in general.

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

•	In the first quarter of 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

•	In 2007 and 2006, the Company recorded Televisa settlement and related charges of $20.1 and $9.4 million, respectively, for Televisa litigation costs regarding its PLA.

•	In 2007, the Company recorded restructuring and related charges of $7.8 million related to severance.

•	In 2007 and 2006, the Company recorded interest expense of $607.9 and $91.4 million, respectively.

•	In 2007, the Company recorded management fee expense of $14.4 million payable to affiliates of the Sponsors.

•

At December 31, 2007, the Company recorded losses on investments of $2.9 million, which consisted of an other than temporary decline of $1.6 million related to our investment in Entravision and $1.3 million related to Equity Media Holdings Corporation. In 2006, the Company recorded losses on investments of $3.7 million, of this amount, $5.2 million was related to an other than temporary decline in the fair value of an equity investment and $1.5 million was related to gains on the sale of Entravision stock. The Company did not record a tax benefit related to these transactions in 2006.

Net revenue. Net revenue was $2,072.8 million in 2007 compared to $2,025.6 million in 2006, an increase of $47.2 million or 2.3%. In 2006, the 2006 FIFA World Cup contributed an estimated $113.6 million of incremental net revenues. The Company’s television segment revenues were $1,596.6 million in 2007 compared to $1,492.1 million in 2006, excluding the 2006 FIFA World Cup estimated incremental net revenues, an increase of $104.5 million or 7.0%. The growth was primarily attributable to the Company’s television networks, resulting from increased viewership. The owned-and-operated stations also had increased revenues attributable primarily to the New York, Chicago, San Antonio, Dallas and Los Angeles markets, while most of the remaining markets were essentially flat. The Company’s radio segment had revenues of $429.9 million in 2007 compared to $381.6 million in 2006, an increase of $48.3 million or 12.7%. The growth was attributable primarily to the stations in the Los Angeles, Miami, Houston, Dallas, and Chicago and increased network revenues. The Company’s Interactive Media segment had revenues of $46.3 million in 2007 compared to $38.3 million in 2006, an increase of $8.0 million or 20.9%, primarily related to an increase in advertisers.

Expenses. Direct operating expenses decreased to $684.6 million in 2007 from $719.9 million in 2006, a decrease of $35.3 million or 4.9%. The Company’s television segment direct operating expenses were $584.2 million in 2007 compared to $633.4 million in 2006, a decrease of $49.2 million or 7.8%. The decrease is due to the elimination of 2006 World Cup costs of $108.3 million; offset by increased license fee expense of $14.0 million paid under our PLA and $45.1 million primarily related to increased programming costs. The Company’s radio segment had direct operating expenses of $85.1 million in 2007 compared to $72.7 million in 2006, an increase of $12.4 million or 17.1%. The increase is due to increased programming costs of $11.4 million and technical costs of $1.0 million. The Company’s Interactive Media segment had direct operating expenses of $15.3 million in 2007 compared to $13.8 million in 2006, an increase of $1.5 million or 10.9%. The increase is due primarily to increased technical and programming costs. As a percentage of net revenues, the Company’s direct operating expenses decreased to 33.0% in 2007 from 35.5% in 2006.

Selling, general and administrative expenses increased to $566.7 million in 2007 from $528.6 million in 2006, an increase of $38.1 million or 7.2%. The Company’s television segment selling, general and administrative expenses were $377.0 million in 2007 compared to $348.7 million in 2006, an increase of

$28.3 million or 8.1%. The increase is due primarily to a management fee payable to affiliates of the Sponsors of $14.4 million, business optimization expense of $11.5 million and increased research and promotion costs of $5.4 million offset by an decrease in general and administrative compensation costs of $6.2 million. The Company’s radio segment had selling, general and administrative expenses of $173.3 million in 2007 compared to $164.8 million in 2006, an increase of $8.5 million or 5.2%. The increase is primarily due to increased selling costs of $11.2 million offset by various savings of $2.7 million. The Company’s Interactive Media segment had selling, general and administrative expenses of $16.4 million in 2007 compared to $15.1 million in 2006, an increase of $1.3 million or 8.6%. The increase is due primarily to an increase in selling costs of $1.1 million. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased to 27.3% in 2007 from 26.1% in 2006.

Merger-related expenses. In 2007 and 2006, the Company incurred Merger related expenses of $150.2 million and $13.4 million, respectively, of which $144.5 million and $13.2 million related to the television segment and $5.7 million and $0.2 million related to the radio segment, respectively. The costs are primarily related to legal, banking, change in control severance payments and consulting fees incurred in connection with the Merger. See “Notes to Consolidated Financial Statements—2. The Merger.”

Restructuring and related charges. In 2007, the Company recorded restructuring and related charges of $7.8 million related to severance. The charges were $7.0 and $0.8 million for the television and radio segments, respectively.

Televisa settlement and related charges. In 2007 and 2006, the Company recorded Televisa and related charges of $20.1 million and 9.4 million related, respectively.

Voluntary contribution per FCC consent decree. In 2007, the Company expensed a voluntary contribution per an FCC consent decree of approximately $24.0 million to resolve pending license renewal applications.

Depreciation and amortization. Depreciation and amortization increased to $140.1 million in 2007 from $82.8 million in 2006, an increase of $57.3 million or 69.2% The Company’s depreciation expense decreased to $78.8 million in 2007 from $80.1 million in 2006, a decrease of $1.3 million primarily related to decreased capital expenditures and an increase in the depreciable lives of certain tangible assets as a result of the Merger. The Company had amortization of intangible assets of $61.3 million and $2.7 million in 2007 and 2006, respectively, an increase of $58.6 million. The allocation of the purchase price related to the Merger affected both tangible and amortizable intangible assets. See “Notes to Consolidated Financial Statements—6. Goodwill and Other Intangible Assets.” Depreciation and amortization expense for the television segment increased by $55.4 million to $123.8 million in 2007 from $68.4 million in 2006 due to an increase in amortization expense from the purchase accounting adjustments. Depreciation and amortization expense for the radio segment decreased by $2.1 million to $10.2 million in 2007 from $12.3 million in 2006 primarily due to an increase in the depreciable lives of certain intangible assets as a result of the Merger. Depreciation and amortization expense for the Interactive Media segment was $6.1 million in 2007 and $2.1 million in 2006 due to an increase in amortization expense from the purchase accounting adjustments.

Operating income. As a result of the above factors, operating income decreased to $479.3 million in 2007 from $671.5 million in 2006, a decrease of $192.2 million or 28.6%. The Company’s television segment had operating income of $316.0 million in 2007 and $532.6 million in 2006, a decrease of $216.6 million or 40.7%. The Company’s radio segment had operating income of $154.8 million in 2007 compared to $131.6 million in 2006, an increase of $23.2 million or 17.6%. The Company’s Interactive Media segment had operating income of $8.5 million in 2007 compared to $7.3 million in 2006, an increase of $1.2 million or 16.4%. The Company’s operating income as a percentage of net revenues was 23.1% and 33.1% in 2007 and 2006, respectively.

Interest expense. Interest expense increased to $607.9 million in 2007 from $91.4 million in 2006, an increase of $516.5 million. The increase is due primarily to an increase in borrowings in connection with the Merger. See “Notes to Consolidated Financial Statements—10. Debt.”

Interest income. Interest income increased to $5.6 million in 2007 from $2.2 million in 2006, an increase of $3.4 million. The increase is due primarily to an increase in cash from operations during the year.

Loss on investments. At December 31, 2007, the Company recorded an other than temporary decline of $2.9 million, of this amount, $1.6 million was related to our investment in Entravision and $1.3 million was related to Equity Media Holdings Corporation. In 2006, the Company recorded an investment loss of $3.7 million, of this amount, $5.2 million was related to an other than temporary decline in the fair value of an equity investment and $1.5 million was related to gains on the sale of the Company’s shares of Entravision Class U common stock.

Amortization of deferred financing cost. Amortization of deferred financing costs increased to $35.3 million in 2007 from $2.6 million in 2006, an increase of $32.7 million resulting from the Company’s new borrowings.

Provision (benefit) for income taxes. In 2007, the Company reported an income tax benefit of $29.7 million, representing $24.0 million of a current tax benefit and $5.7 million of a deferred tax benefit. In 2006, the Company reported an income tax provision of $231.3 million, representing $167.6 million of current tax expense and $63.7 million of deferred tax expense. The Company’s effective tax benefit rate of 18.7% in 2007 is different from the effective tax rate of 39.9% in 2006 due primarily to the pre-tax loss and non-deductibility of certain Merger related expenses recorded in 2007.

(Loss) income from discontinued operation, net of income tax. The Company reported a net loss from discontinued operation in 2007 of $185.8 million compared to net income of $0.2 million in 2006 related to its music business. The net loss in 2007 includes an impairment charge related to the music business in the amount of $190.6 million before the effect of income taxes and $180.3 million net of income taxes. See “Notes to Consolidated Financial Statements—3. Discontinued Operations.”

Net (loss) income. As a result of the above factors, the Company reported a net loss of $314.9 million in 2007 compared to net income of $349.2 million in 2006.

OIBDA. OIBDA increased to $863.3 million in 2007 from $800.5 million in 2006, an increase of $62.8 million or 7.8%. The increase is based on the net revenue and operating expense (direct operating expenses, selling, general and administrative expenses, merger-related expenses and depreciation and amortization) explanations above, along with the matters noted in the overview. As a percentage of net revenues, the Company’s OIDBA increased to 41.6% in 2007 from 39.5% in 2006.

The Company uses the key indicator of OIBDA to evaluate the Company’s operating performance, for planning and forecasting future business operations, and except as described below, for reporting under its bank credit agreement. This indicator is presented on an adjusted basis consistent with the definition in the Company’s bank credit agreement governing its senior secured credit facilities to exclude certain expenses. However, the Company’s key indicator of OIBDA excludes the benefit for certain income taxes which are included in calculating adjusted OIBDA under the Company’s bank credit agreement. The bank credit agreement also allows the Company to make certain pro forma adjustments for purposes of calculating certain financial covenants, some of which would be applied to OIBDA. None of these pro forma adjustments are made to OIBDA for purposes other than reporting under the bank credit agreement.

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

The table below summarizes the reconciliation of adjusted operating income before depreciation and amortization to operating income (loss).

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006
OIBDA	$716,600	$146,700	$800,500
Depreciation and amortization	120,000	20,100	82,800
Televisa settlement and related charges	15,700	4,400	9,400
Merger-related expenses	6,000	144,200	13,400
Voluntary contribution per FCC consent decree	—	24,000	—
Restructuring and related charges	7,800	—	—
Other (a)	32,100	9,700	23,400

Operating income (loss)	$535,000	$(55,700)	$671,500

(a)	Other includes management fee of $14.4 million for the nine months ended December 31, 2007, business optimization expense, share-based compensation, Televisa payments under protest, sponsor expense and asset impairment charge.

Liquidity and Capital Resources

The information for the year ended December 31, 2007 represents the sum of the three months ended March 31, 2007 and the nine months ended December 31, 2007. This combination does not comply with GAAP or with the Securities and Exchange Commission rules for pro forma presentation, but is presented because we believe it enables a meaningful presentation of our results for the year ended December 31, 2007.

Cash Flows

The Company’s primary sources of cash flows are its television and radio operations. Funds for debt service will be provided by a combination of funds from operations and cash on hand. Capital expenditures historically have been, and we expect will continue to be, provided by funds from operations and by borrowings. Cash and cash equivalents were $692.8 million at December 31, 2008 and $226.2 million at December 31, 2007. The increase of $466.6 million was attributable to proceeds from borrowings under long-term debt of $1,278.1 million, proceeds from the sale of the Company’s Entravision stock of $10.4 million, proceeds of $11.6 million from the sale of the Company’s music business, net cash provided by operating activities of $8.5 million and other sources of funds of $4.4 million, less $78.8 million transferred to a short-term investment fund, $19.1 million for the purchase of an Austin radio station, capital expenditures of $65.2 million and net bank repayments of $683.3 million.

Capital Expenditures

Capital expenditures totaled $65.2 million for the year ended December 31, 2008. The Company’s capital expenditures exclude the capitalized lease obligations of the Company. For the fiscal year 2009, the Company plans on spending $50 million for television station facilities primarily in Puerto Rico; Univision and TeleFutura Network upgrades and facilities expansion; television station transmitter and HDTV conversion projects; radio station facility upgrades; and normal capital improvements.

Debt Instruments

The Company has a 7-year, $750.0 million bank senior secured revolving credit facility. Interest accrues at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the year ended December 31, 2008, the effective interest rate related to this facility was 3.5%. On April 7, 2008, the Company borrowed $700.0 million from this facility. Although the Company had no immediate needs for additional liquidity, in light of the then current financial market conditions, the Company drew on the facility to provide it with greater financial flexibility. The cash proceeds of the borrowings are currently maintained in highly liquid short-term investments and in the Reserve Primary Fund. At December 31, 2008, there was $715.1 million outstanding on this facility and $0.3 million was unavailable due to a defaulting lender. After giving effect to borrowings and outstanding letters of credit of $34.6 million as of December 31, 2008, the Company did not have the ability to borrow additional funds under this facility.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the year ended December 31, 2008, the effective interest rate related to this facility was 7.0%. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012.

The bank second-lien asset sale bridge is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the year ended December 31, 2008, the effective interest rate related to this loan was 5.4%. The Company repaid approximately $114.7 million of its $500.0 million bank second-lien asset sale bridge loan in May 2008 with the proceeds from the sale of its music recording and publishing business and certain non-core assets. There was $385.3 million outstanding on this loan as of December 31, 2008. On March 30, 2009, the Company expects to repay the $385.3 million balance on the bank second-lien asset sale bridge loan with cash on hand.

The Company has a 7.5 year, $450 million bank senior secured draw term loan facility, the balance of which is only available to repay the Company’s $450.0 million pre-Merger 2007 and 2008 senior notes. In 2007, the Company borrowed $200.0 million to repay the 2007 senior notes. On April 9, 2008, the Company borrowed the remaining available $250.0 million from this facility. On October 15, 2008, the Company repaid the $250.0 million senior notes with these borrowings. After the draw down, there is no remaining credit available under this facility. During the year ended December 31, 2008, the effective interest rate related to this loan was 4.8%. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012. There was $450.0 million outstanding under this facility at December 31, 2008.

The 9.75% senior notes are 8 year notes due 2015, totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes was paid in cash on September 15, 2007. For any interest period thereafter through March 15, 2012, we may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The notes bear interest at 9.75% and PIK interest will accrue at 10.50%. These senior notes pay interest on March 15th and September 15th each year, beginning September 15, 2007. On March 12, 2009, the Company elected the PIK option to pay all interest under these notes for the interest period commencing on March 15, 2009 and continuing through September 14, 2009. The Company has elected to pay PIK interest in the amount of approximately $79.0 million for the interest period commencing on March 15, 2009 to enhance liquidity in light of the current uncertainty in the financial markets. The Company will evaluate this option prior to the beginning of each eligible interest period, taking into account market conditions and other relevant factors at that time.

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

When the Company issued the senior notes due 2008, it entered into two fixed-to-floating interest rate swaps. Following the Merger, these two swaps no longer qualified for hedge accounting. During the year ended December 31, 2008, the Company recognized a $0.4 million charge related to the changes in the fair value of these swaps. This $0.4 million charge is reported in interest expense in the Company’s statement of operations. The swap agreement terminated on October 15, 2008.

In August 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. In October 2007, the Company also entered into a $2 billion two-year interest rate swap on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. As a result of these interest rate swaps, the Company had no interest rate exposure on its $7 billion bank senior secured term loan facility. Through October 31, 2008, these interest rate swaps were accounted for as highly-effective cash flow hedges.

On October 31, 2008, the Company ceased applying hedge accounting on its cash flow hedges as a result of selecting interest payment periods that differed from the interest rate swap contracts. Subsequent to ceasing the application of hedge accounting, the Company recorded changes in the fair value of these contracts into earnings. Additionally, the Company began to amortize the balance of approximately $111.5 million from accumulated other comprehensive loss into earnings. The Company amortizes the amount in accumulated other comprehensive loss into earnings in the same periods during which the original hedged interest payments were forecast. For the year ended December 31, 2008, subsequent to ceasing the application of hedge accounting, the Company recorded a pretax expense of approximately $68.6 million in fair market adjustments and accumulated other comprehensive loss amortization. At December 31, 2008 the Company had the following amounts recorded on its balance sheet related to these interest rate swap contracts:

in millions	At December 31, 2008
Current portion of interest rate swap liability	$(49.1)
Long-term portion of interest rate swap liability	$(193.1)
Accumulated other comprehensive loss	$105.5

The $5.0 billion interest rate swap contracts expire on April 30, 2010. The $2.0 billion interest rate swap contract expires on October 31, 2009. The Company will record fair market adjustments into income on these swaps until contract termination. Similarly, accumulated other comprehensive amounts will be amortized through the contract termination date.

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

The Senior Secured Credit Facilities and the senior notes contain various covenants and a breach of any covenant could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under our Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under our Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral. The Company is in compliance with all covenants, including financial covenants under its bank credit agreement governing the Senior Secured Credit Facilities as of December 31, 2008.

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

Acquisitions

The Company continues to explore acquisition opportunities to complement and capitalize on its existing business and management. The purchase price for any future acquisitions may be paid with cash derived from operating cash flow, proceeds available under bank facilities, proceeds from future debt offerings, or any combination thereof.

Contractual Obligations

Debt Instruments

On April 7, 2008, the Company borrowed $700.0 million from its $750.0 million bank senior secured revolving credit facility. Although the Company had no immediate needs for additional liquidity, in light of the then current financial market conditions, the Company drew on the facility to provide it with greater financial flexibility. The cash proceeds of the borrowings are currently maintained in highly liquid short-term investments and in the Reserve Primary Fund. At December 31, 2008, there was $715.1 million outstanding on the 7-year $750.0 million bank senior secured revolving credit facility and $0.3 million was unavailable due to a defaulting lender. After giving effect to borrowings and outstanding letters of credit of $34.6 million as of December 31, 2008, the Company did not have the ability to borrow additional funds under this facility.

On April 9, 2008, the Company borrowed the remaining available $250.0 million from its bank senior secured draw term loan facility. The Company used the borrowing to repay the Company’s senior notes due October 2008 on October 15, 2008. After the draw down, there is no remaining credit available under this facility. There was $450.0 million outstanding on the bank senior secured draw term loan facility as of December 31, 2008.

Building Lease

The Company is party to a lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the second half of 2009. The term of the lease is 50 years. The sum of the lease payments will be approximately $74 million over 50 years.

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

Entravision Investment

The Company monitors Entravision’s Class A common stock, which is publicly traded, as well as Entravision’s financial results, operating performance and the outlook for the media industry in general. The Company follows the guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in determining whether a decline in fair value below basis is other than temporary. Based upon the continuing low Entravision stock price, the Company recorded a charge of $17.7 million for the three months ended December 31, 2008, related to an other-than-temporary decline in the value of its Entravision stock. During the year ended December 31, 2008, the Company recorded charges related to an other- than-temporary decline in the value of its Entravision stock of $117.5 million. At December 31, 2008, after giving effect to this write-down and sale of securities, the Company had an investment in Entravision of $24.4 million and a book basis of $1.56 per share.

In addition, the Company realized losses of $1.6 million on the sale of Entravision securities for the year ended December 31, 2008. On March 26, 2009, the Company sold 6.3 million shares of its Entravision stock for approximately $2.2 million and realized a loss of approximately $7.6 million. Following this transaction, the Company’s ownership interest on a fully-converted basis in Entravision is 9.9%.

Reserve Primary Fund

On September 16, 2008, the Company had an investment of approximately $371.4 million in the Reserve Primary Fund (“RPF”), a money market fund. The RPF indicated that the net asset value of the fund had declined to $0.97 per dollar and that withdrawals from the fund would be subject to a holding period. On September 22, 2008, the Securities and Exchange Commission (the “SEC”) issued an order granting an exemption that temporarily suspended redemptions of RPF and placed the RPF under the SEC’s supervision. This order was effective as of September 17, 2008. Based upon the published net asset value, the Company recorded an investment loss of approximately $11.3 million, including approximately $0.3 million of legal fees, on its investment in RPF. On September 29, 2008, the Board of Trustees of the Reserve Fund voted to liquidate the assets of RPF and distribute cash to RPF’s investors. The Company received approximately $188.4 million as a distribution from RPF on October 31, 2008, representing approximately 50% of the Company’s investment in RPF. On December 3, 2008, the Company received $104.4 million from RPF. The timing of receipt of the remaining proceeds cannot be determined at this time. Univision has adjusted the fair value measurement of RPF from Level 1 to Level 3 within SFAS 157’s three-tier fair value hierarchy. Changes in market conditions could result in further adjustments to the fair value of this investment. As of December 31, 2008, the remaining balance of $67.6 million has been classified as a short-term investment fund. The RPF made a third distribution on February 20, 2009 and the Company received $24.6 million.

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

Below is a summary of the Company’s major contractual payment obligations as of December 31, 2008:

Major Contractual Obligations

As of December 31, 2008

	Payments Due By Period
	2009	2010	2011	2012	2013	Thereafter	TOTAL
	(In thousands)
Bank senior secured revolving credit facility	$—	$—	$—	$—	$—	$715,400	$715,400
Bank senior secured term loan facility	—	131,300	175,000	96,200	70,000	6,527,500	7,000,000
Bank second-lien asset sale bridge loan	385,300	—	—	—	—	—	385,300
Bank senior secured draw term loan	—	8,400	11,300	6,200	4,500	419,600	450,000
Senior notes	—	—	500,000	—	—	1,500,000	2,000,000
Programming (a)	77,800	107,700	41,200	30,300	61,300	95,600	413,900
Operating leases	33,300	30,400	28,500	27,200	22,700	90,000	232,100
Capital leases	8,100	8,300	8,300	8,300	4,100	88,600	125,700
Research services	26,100	27,200	29,200	11,000	3,700	—	97,200
Music License Fees	15,700	3,600	3,700	3,800	4,000	—	30,800

	$546,300	$316,900	$797,200	$183,000	$170,300	$9,436,700	$11,450,400

(a)	Amounts exclude the license fees that will be paid in accordance with the PLAs. Amounts include broadcast rights’ costs for the 2010 and 2014 World Cup and other FIFA events.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s variable interest rate loans. The Company’s overall interest rate exposure is on its $7.0 billion bank senior secured term loan facility, $715.4 million senior secured revolving credit facility, $450.0 million bank senior secured draw term loan and $385.3 million of second-lien asset sale bridge loan at December 31, 2008. A change of 10% in interest rates would have an impact of approximately $4.0 million on pre-tax earnings and pre-tax cash flows over a one-year period related to these borrowings. The Company has an immaterial foreign exchange exposure in Mexico.

On October 15, 2003, the Company issued 3.875% senior notes with a face value of $250.0 million. These senior notes matured on October 15, 2008 and were paid off with borrowings from our bank senior secured draw term loan facility. When the Company issued the senior notes due 2008, it entered into two fixed-to-floating interest rate swaps. Following the Merger, these two swaps no longer qualified for hedge accounting. During the year ended December 31, 2008, the Company recognized a $0.4 million charge related to the changes in the fair value of these swaps. The $0.4 million charge is reported in interest expense in the Company’s statement of operations.

In August 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. In October 2007, the Company also entered into a $2 billion two-year interest rate swap on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. As a result of these interest rate swaps, the Company had no interest rate exposure on its $7 billion bank senior secured term loan facility. Through October 31, 2008, these interest rate swaps were accounted for as highly effective cash flow hedges.

On October 31, 2008, the Company ceased applying hedge accounting on its cash flow hedges as a result of selecting interest payment periods that differed from the interest rate swap contracts. Subsequent to ceasing the application of hedge accounting, the Company recorded changes in the fair value of these contracts into earnings. Additionally, the Company began to amortize the balance of approximately $111.5 million from accumulated other comprehensive loss into earnings. The Company amortizes the amount in accumulated other comprehensive loss into earnings in the same periods during which the original hedged interest payments were forecast. For the year ended December 31, 2008, subsequent to ceasing the application of hedge accounting, the Company recorded a pretax expense of approximately $68.6 million in fair market adjustments and accumulated other comprehensive loss amortization. At December 31, 2008 the Company had the following amounts recorded on its balance sheet related to these interest rate swap contracts:

in millions	At December 31, 2008
Current portion of interest rate swap liability	($49.1)
Long-term portion of interest rate swap liability	($193.1)
Accumulated other comprehensive loss	$105.5

The $5.0 billion interest rate swap contracts expire on April 30, 2010. The $2.0 billion interest rate swap contract expires on October 31, 2009. The Company will record fair market adjustments into income on these swaps until contract termination. Similarly, accumulated other comprehensive amounts will be amortized through the contract termination date.

ITEM 8.	Financial Statements and Supplementary Data

See pages F-1 through F-38

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. As of December 31, 2008, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of our 2008 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under that framework, management concluded our internal control over financial reporting as of December 31, 2008 was effective.

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

The executive officers of the Company as of the date of the filing of the annual report on Form 10-K were as follows:

Name	Age	Position
Joseph Uva	53	Chief Executive Officer
Andrew W. Hobson	47	Senior Executive Vice President and Chief Financial Officer
C. Douglas Kranwinkle	68	Executive Vice President and General Counsel
Ray Rodriguez	58	President and Chief Operating Officer
Peter H. Lori	43	Senior Vice President and Chief Accounting Officer
Cesar Conde	35	Executive Vice President and Chief Strategic Officer

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

Mr. Hobson has been Senior Executive Vice President since July 2004. In June 2005, Mr. Hobson was named to the additional position of Chief Financial Officer. Mr. Hobson was also Chief Strategic Officer from July 2004 to March 2009. Mr. Hobson was Executive Vice President of the Company from January 2001 through July 2004. From 1994 to 2000, Mr. Hobson was an Executive Vice President of Univision Network. Mr. Hobson served as a Principal at Chartwell Partners LLC from 1990 to 1994.

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

Mr. Conde has been Executive Vice President and Chief Strategic Officer of the Company since March 2009. From November 2003 to March 2009, Mr. Conde held a number of senior positions at the Company including Special Assistant to the CEO, Univision Communications; VP, Operating Manager Galavision Network; VP, Corporate Development, Univision Networks; From September 2002 to October 2003, Mr. Conde was appointed by President George W. Bush to serve as the White House Fellow for Secretary of State Colin L. Powell.

Directors

On March 29, 2007, Broadcasting Media Partners, Inc. (“Broadcasting Media”), completed its acquisition of the Company pursuant to the terms of that certain agreement and plan of merger, dated as of June 26, 2006, by and among the Company, Broadcasting Media and Umbrella Acquisition, Inc. (“Umbrella Acquisition”), an indirect subsidiary of Broadcasting Media. Umbrella Acquisition and Broadcasting Media were formed by an investor group that includes affiliates of Madison Dearborn Partners, Providence Equity Partners, Saban Capital Group, TPG Capital, and Thomas H. Lee Partners (the “Sponsors”). As a result of the merger, all of the Company’s issued and outstanding securities are held by Broadcast Media Partners Holdings, Inc. (“Broadcast Holdings”), all of the issued and outstanding common stock of Broadcast Holdings is owned by Broadcasting Media, and all of the issued and outstanding preferred stock of Broadcast Holdings is held by the funds affiliated with the Sponsors, co-investors and certain members of management. These stockholders, Broadcasting Media, Broadcast Holdings and Umbrella Acquisition entered into stockholders’ agreements, dated as of March 29, 2007, pursuant to which the Company became a party by operation of law in connection with the closing of the merger. Pursuant to the stockholders’ agreements and other governing documents, the funds affiliated with each Sponsor have the right to nominate a designated number of directors to the Company’s Board of Directors subject to continuing to hold certain threshold equity amounts. All of the directors, except Mr. Cisneros and Ms. Estefan are not independent because of their affiliation with the Sponsors which each hold more than a 5% equity interest in Univision’s parent companies, Broadcasting Media and Broadcast Holdings.

Zaid F. Alsikafi

Director since April 2007

Mr. Alsikafi, age 33, is a Director of Madison Dearborn Partners, LLC. From 2001 to 2003, Mr. Alsikafi attended Harvard Business School. Prior to joining MDP, Mr. Alsikafi was with Goldman, Sachs & Co. in the financial institutions group and with MDP as an associate for two years. Mr. Alsikafi is currently a director of UPC Wind Partners LLC and US Power Generating Company. Mr. Alsikafi received a B.S. from The Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School.

David Bonderman

Director since April 2007

Mr. Bonderman, age 66, is a Founding Partner of TPG Capital. TPG invests primarily in restructurings, recapitalizations and buyouts in the United States, Canada, Europe and Asia. Prior to forming TPG in 1992, Mr. Bonderman was Chief Operating Officer of the Robert M. Bass Group, Inc. (now doing business as Keystone, Inc.) in Fort Worth, Texas. Prior to joining Robert M. Bass Group in 1983, Mr. Bonderman was a partner in the law firm of Arnold & Porter in Washington, D.C., where he specialized in corporate, securities, bankruptcy and antitrust litigation. From 1969 to 1970, Mr. Bonderman was a Fellow in Foreign and Comparative Law in conjunction with Harvard University and from 1968 to 1969, he was Special Assistant to the U.S. Attorney General in the Civil Rights Division. From 1967 to 1968, Mr. Bonderman was Assistant Professor at Tulane University School of Law in New Orleans. Mr. Bonderman is currently a director of the following public companies: Co Star Group, Inc., Gemalto N.V.; and Ryanair Holdings, plc, of which he is Chairman. He also serves on the boards of the Wilderness Society, the Grand Canyon Trust, the University of Washington Foundation and the American Himalayan Foundation. Mr. Bonderman received a B.A. from the University of Washington, and a J.D from Harvard Law School.

Adam Chesnoff

Director since March 2007

Mr. Chesnoff, age 43, is the President and Chief Operating Officer of Saban Capital Group, Inc. Prior to becoming Chief Operating Officer of Saban Capital Group in 2002, Mr. Chesnoff spent five years at Fox Family Worldwide, where he oversaw business development across all global divisions, including television channels, programming, production, international distribution and merchandising. From 1994 to 1995, Mr. Chesnoff worked in the Business Affairs and Corporate Development groups at Sony Pictures Entertainment and Columbia Pictures, where he focused on strategic planning, financial analysis, deal structuring and new business development in Motion Picture and Television divisions. Mr. Chesnoff is currently a director of Bezeq, the Israel Telecommunications Company, Saban Capital Group, Inc. and other affiliates of Saban Capital Group, Inc. Mr. Chesnoff previously served as a director of ProSiebenSat.1 Media AG. Mr. Chesnoff received a B.A. in Economics and Management from Tel Aviv University’s Recanati School of Business Administration, and an M.B.A. from UCLA’s Anderson School of Business.

Henry G. Cisneros

Director since June 2007

Mr. Cisneros, age 61, is the founder and Chairman of CityView America, a joint venture to build affordable homes in metropolitan areas. From 2000 to 2005, he was founder and Chairman of American CityVista, a joint venture with KB Home. From January 1997 to August 2000, he was President, Chief Operating Officer and a director of Univision. From 1993 to 1997, he served as Secretary of Housing and Urban Development under President Clinton. He also served as Mayor of the City of San Antonio, Texas, from 1981 to 1989. Mr. Cisneros previously served as a director of KB Home, Countrywide Financial Corporation and Live Nation. He is currently also a director of CityView America, New America Alliance and the San Antonio Hispanic Chamber of Commerce. He is also a member of the board of trustees of The Enterprise Foundation and an honorary life director of the National Civic League. Mr. Cisneros received a B.A. and an M.A. in Urban and Regional Planning from Texas A&M University, an M.P.A. from the John F. Kennedy School of Government at Harvard University and a Doctor in Public Administration from George Washington University.

Michael P. Cole

Director since April 2007

Mr. Cole, age 36, is a Managing Director of Madison Dearborn Partners, LLC. Prior to joining MDP, Mr. Cole was with Bear, Stearns & Co. Inc. in the investment banking division. Mr. Cole concentrates on investments in the communications industry and is currently a director of MetroPCS Communications, Inc., Sorenson Communications Inc., The Topps Company, Inc., Weather Investments S.p.A., Chicago Entrepreneurial Center within the Chicagoland Chamber of Commerce, and The Lyric Opera of Chicago. Mr. Cole received an A.B from Harvard College.

Kelvin L. Davis

Director since April 2007

Mr. Davis, age 45, is a Senior Partner of TPG Capital and Head of the North American Buyouts Group, incorporating investments in all non-technology industry sectors. Prior to joining TPG in 2000, Mr. Davis was President and Chief Operating Officer of Colony Capital, Inc., a private international real estate-related investment firm in Los Angeles. Prior to the formation of Colony, Mr. Davis was a principal of RMB Realty, Inc., the real estate investment vehicle of Robert M. Bass Group, Inc. Prior to his affiliation with RMB Realty, Inc., he worked at Goldman, Sachs & Co. in New York City and with Trammell Crow Company in Dallas and Los Angeles. Mr. Davis is the Chairman of the board of Kraton Polymers LLC, and is currently a director of Metro-Goldwyn-Mayer, Inc., Altivity Packaging LLC, Aleris International Inc. and Harrah’s Entertainment Inc. He is also a director of Los Angeles Team Mentoring, Inc. (a charitable mentoring organization), the Los Angeles Philharmonic Association and is on the Board of Overseers of the Huntington Library, Art Collections and Botanical Gardens. Mr. Davis received a B.A. (Economics) from Stanford University and an M.B.A. from Harvard University.

Albert J. Dobron

Director since April 2007

Mr. Dobron, age 40, is a Managing Director of Providence Equity Partners Inc. Prior to joining Providence in 1999, Mr. Dobron worked for Morgan Stanley in mergers and acquisitions. Previously, he held positions with the K.A.D. Companies, a private equity investment group, working primarily in an operating role with one of the firm’s portfolio companies. Mr. Dobron is currently a director of Affinity Direct, LLC, Bustos Media, LLC, Hulu, LLC, Newport Television, NexTag, Inc., and Trumper Communications III, LLC and was, during the period of Providence’s investment, a director of ProSiebenSat.1 Media AG and BlueStone Television. Mr. Dobron is also actively involved with Yankees Entertainment and Sports Network Inc. Mr. Dobron received a B.S. from the University of New Hampshire and an M.B.A. from Harvard Business School.

Gloria Estefan

Director since June 2007

Ms. Estefan, age 51, is a world-renowned entertainer, business woman and philanthropist. Ms. Estefan is a five-time Grammy award-winning singer-songwriter, who began her career as lead vocalist for the then exclusively Spanish-language band, Miami Sound Machine in 1975. In 2003, Ms. Estefan was inducted into the Florida Women’s Hall of Fame. In 2004, the City of Hope presented her with the Spirit of Life Award in recognition of her contributions to the Hispanic community and in support of its charitable endeavors, and Miami honored her with the Mayor’s Lifetime Achievement Award. Ms. Estefan is a director of various closely-held corporations beneficially owned by Ms. Estefan and her husband, including Estefan Enterprises, Inc., Estefan Film and Television Productions, Inc. and Estefan Music Publishing, Inc. Ms. Estefan received a degree in communications and psychology (with a minor in French) from the University of Miami and an honorary Doctoral degree in Music from the University of Miami.

Mark J. Masiello

Director since March 2007

Mr. Masiello, age 41, is a Managing Director of Providence Equity Partners, Inc. Prior to the founding of Providence in 1990, Mr. Masiello was an Associate with Narragansett Capital, which he joined in 1989. He was directly involved in Narragansett Capital’s investments in cable television, broadcast television, radio broadcasting and publishing. Mr. Masiello received a B.A. from Brown University.

Jonathan M. Nelson

Director since April 2007

Mr. Nelson, age 52, is the Chief Executive Officer and founder of Providence Equity Partners, Inc. Prior to founding Providence in 1990, Mr. Nelson was a Managing Director of Narragansett Capital Inc., which he joined in 1983. Mr. Nelson is currently a director of Bresnan Broadband Holdings, LLC, Hulu, LLC, Metro Goldwyn Mayer, Warner Music Group and Yankees Entertainment and Sports Network, Inc. He is also a member of the Sony Corporation Advisory Board. Mr. Nelson has also served as a director of the following public companies: AT&T Canada, Inc., Brooks Fiber Properties, Inc. (now Verizon), Eircom plc, Voice Stream Wireless Corp. (now Deutsche Telekom A.G.), Wellman Inc. and Western Wireless Corporation (now Alltel Corp.), as well as numerous privately-held companies affiliated with Providence Equity Partners Inc. and Narragansett Capital Inc. Mr. Nelson is a trustee of Brown University. Mr. Nelson received a B.A. from Brown University and an M.B.A. from Harvard Business School.

James N. Perry, Jr.

Director since March 2007

Mr. Perry, age 48, is a Managing Director of Madison Dearborn Partners LLC. From January 1993 to January 1999, Mr. Perry was a Vice President of MDP. Prior to co-founding MDP, Mr. Perry was with First Chicago Venture Capital for eight years. Previously, he was with The First National Bank of Chicago. Mr. Perry is currently a director of Asurion Corporation, Cbeyond Communications, Inc, MetroPCS Communications, Inc., Sorenson Communications, Inc., The Topps Company, Inc. and Catholic Relief Services. Mr. Perry received a B.A. from the University of Pennsylvania and an M.B.A. from the University of Chicago.

David Trujillo

Director since February 2009

David Trujillo, age 33, is a principal of TPG Capital. Prior to joining TPG in 2006, Mr. Trujillo was a Vice President at GTCR Golder Rauner, LLC, a private equity firm in Chicago from 2002 to 2006 and an associate there from 1998 to 2000. Mr. Trujillo also worked as an investment banker at Merrill Lynch & Co. prior to joining GTCR. Mr. Trujillo is currently a director of Fenwal Transfusion Therapies, Inc., a privately held company, and previously served on the boards of Sorenson Communications, Inc., HSM Electronic Protection Services, Inc. and Triad Financial Corp. Mr. Trujillo received a B.A. from Yale University and an M.B.A. from Stanford Graduate School of Business.

Haim Saban

Director since April 2007

Mr. Saban, age 65, has served as Chairman and Chief Executive Officer of Saban Capital Group, Inc. since 2001. Mr. Saban is currently a director of Television Francaise 1, DirecTV and other affiliates of the Saban Capital Group. Mr. Saban serves on the Compensation Committee of DirecTV. Mr. Saban previously served as Chairman of the Supervisory Board of ProSiebenSat.1 Media AG, and as Chairman and Chief Executive Officer of Fox Family Worldwide from 1997 to 2001. Mr. Saban is a member of the board of trustees of the Brookings Institution.

Joseph Uva

Director since June 2007

Mr. Uva, age 52, has been Chief Executive Officer of the Company since April 2007. From January 2002 through March 2007, he was President and Chief Executive Officer of OMD Worldwide, a media buying and planning agency. From June 1996 until December 2001, Mr. Uva was President of Entertainment Sales for Turner Broadcasting Sales, Inc. where he oversaw and directed advertising sales for Turner Entertainment.

Board Committees

We have an Audit Committee and a Compensation Committee. Univision is not required to have, and does not have, a majority of independent directors or a Nominating Committee.

Audit Committee

Univision’s Audit Committee currently has four members: Messrs. Alsikafi, Chesnoff, Dobron and Trujillo. Mr. Alsikafi is the Chair of the Audit Committee. The Audit Committee monitors the integrity of Univision’s financial statements, as well as Univision’s compliance with legal and regulatory requirements, engages the independent auditors, reviews with the independent auditors the plans and results of the audit engagement, reviews the independence of the independent auditors and pre-approves and considers the range of all audit and non-audit services. The Board has determined that all of the members of the Audit Committee qualify as an audit committee financial expert under SEC regulations. Messrs. Alsikafi, Chesnoff, Dobron and Trujillo are not independent because of their affiliation with Madison Dearborn Partners, Saban Capital Group, Providence Equity Partners, and TPG Capital, respectively, which each hold more than a 5% equity interest in Univision’s parent companies, Broadcasting Media and Broadcast Holdings.

Compensation Committee

Univision’s Compensation Committee currently has five members: Messrs. Chesnoff, Cole, Davis, Masiello and Uva. Mr. Davis is the Chair of the Compensation Committee. The Compensation Committee makes recommendations to the Board concerning compensation of our Named Officers (defined in Item 11. Executive Compensation).

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

Compensation Discussion & Analysis

This section contains a discussion of the material elements of compensation for 2008 awarded to, earned by or paid to the principal executive and principal financial officers of Univision, and the other three most highly compensated executive officers of Univision. These individuals are collectively referred to as the “Named Officers” in this Annual Report on Form 10-K.

Our current executive compensation programs are determined and approved by our Compensation Committee. None of the Named Officers are members of our Compensation Committee or otherwise had any role in determining the compensation of other Named Officers, although the Compensation Committee does consider the recommendations of Mr. Uva in setting compensation levels for our other executive officers. The Compensation Committee did not retain outside compensation consultants for 2008 or formally review or consider external compensation data in setting the compensation levels of the Named Officers.

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

Current Executive Compensation Program Elements

Base Salaries

On March 29, 2007, Messrs. Uva, Hobson, Kranwinkle and Rodriguez entered into employment agreements with our parent, Broadcasting Media that provide minimum base salary levels for each of these executives. These base salary levels are reviewed annually by our Compensation Committee and may be increased (but not decreased) from the level then in effect. Mr. Lori has an employment agreement with Univision Management Company, one of our subsidiaries. The base salary that was paid to each Named Officer for 2008 is the amount reported for such officer in column (c) of the Summary Compensation Table below.

Annual Bonuses

Under his employment agreement, Mr. Uva is eligible to receive an annual bonus based on our achievement of performance goals established by the Compensation Committee for the applicable fiscal year. For these purposes, the Compensation Committee established 2008 goals for our financial performance with the expectation that they would be met if Univision performed at a high level during 2008. His annual target bonus each year is 150% of his base salary for that year.

In the case of Messrs. Hobson and Rodriguez, their respective employment agreements provide that the executive is eligible to receive an annual bonus based on our earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) for the applicable fiscal year as compared to preestablished performance targets for that year as set forth in the employment agreements. In each case, the executives target bonus is 100% of his base salary for the applicable fiscal year, with a maximum bonus of 200% of his base salary for that year.

In the case of Mr. Kranwinkle and Lori, our Compensation Committee has discretion to determine the executive’s bonus level each fiscal year based on its evaluation of the performance of the Company and the executive for that year.

After reviewing the Company’s financial results for 2008, the Compensation Committee determined that no bonuses would be paid under the arrangements described above. Nonetheless, the Compensation Committee determined that it would be appropriate to award discretionary bonuses for 2008 to each of the Named Officers in light of their contributions to important initiatives. The amounts of these discretionary bonuses are reported in the Summary Compensation Table below.

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

The perquisites and personal benefits paid to each Named Officer in 2008 are reported in Column (i) of the Summary Compensation Table below, and are further described in the footnotes to the Summary Compensation Table.

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

Pursuant to their employment agreements, Messrs. Uva, Hobson, Kranwinkle and Rodriguez were each granted equity awards during 2007. These grants were intended to cover multiple years, and, accordingly, no additional equity awards were granted to the Named Officers in 2008.

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

Compensation Committee’s Report on Executive Compensation (1)

Univision’s Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the directors named at the end of this report.

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

Compensation Committee’s Interlocks and Insider Participation

The Compensation Committee members whose names appear above comprised the committee members for all of 2008. Other than Mr. Uva, our Chief Executive Officer, no Director who served as a member of the Compensation Committee at any time during 2008 is or has been a Named Officer of the Company. Messrs. Chesnoff, Cole, Davis and Masiello are affiliated with each of Saban Capital Group, Madison Dearborn Partners, TPG Capital and Providence Equity Partners, respectively, and funds affiliated with these Sponsors have a management agreement with the Company and Broadcasting Media. The Company also does business with other companies in an amount exceeding $120,000 in which TPG Capital and Madison Dearborn Partners each own a more than 10% equity interest. See “Item 13, Certain Relationships and Related Transactions, and Director Independence”. Other than Messrs. Chesnoff, Cole, Davis and Masiello, no Director who served as a member of the Compensation Committee at any time during 2008 had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s Named Officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the Named Officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2008.

Summary Compensation Table—Fiscal 2008

The following table presents information regarding compensation of each of our Named Officers for services rendered during fiscal 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonquali- fied Deferred Compen- sation Earnings ($)		All Other Compen- sation ($) (3)(4)(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)		(i)	(j)
Joseph Uva	2008	1,150,000	250,000	2,000,118	—	—	—		48,992	3,199,110
Chief Executive Officer	2007	862,500	1,300,000	1,494,490	—	1,350,000	—		—	5,006,990

Andrew W. Hobson	2008	970,200	280,000	1,200,056	—	—	—		1,662,301	3,832,557
Senior Executive	2007	935,000	—	6,881,443	1,214,123	935,000	—		9,151,665	19,117,231
Vice President and	2006	850,000	1,575,800	170,208	386,810	—	—		29,924	3,012,742
Chief Financial Officer

Ray Rodriguez	2008	1,141,500	250,000	1,439,913	—	—	9,281	(6)	86,016	2,676,710
President and Chief	2007	1,100,000	—	7,542,413	1,214,123	1,100,000	4,310		10,199,786	21,160,632
Operating Officer	2006	1,000,000	1,853,800	322,860	386,810	—	1,398		52,325	3,617,193

C. Douglas Kranwinkle	2008	770,000	325,000	—	56,987	—	—		6,161,936	6,988,923
Executive Vice President and	2007	770,000	1,100,000	2,212,588	954,901	—	—		7,600,713	12,638,202
General Counsel	2006	700,000	1,297,700	127,465	290,180	—	—		45,618	2,460,963

Peter H. Lori	2008	500,000	140,000	—	20,272	—	—		6,900	527,172
Senior Vice President and	2007	400,000	270,000	221,850	316,078	—	—		1,729,901	2,937,829
Chief Accounting Officer	2006	400,000	300,000	46,559	95,759	—	—		3,600	845,918

(1)	The methodology for determining each Named Officer’s bonus is described in the “Compensation Discussion and Analysis” above.
(2)	The amounts reported in columns (e) and (f) of the table above reflect the aggregate dollar amounts recognized for stock awards and option awards, respectively, for financial statement reporting purposes (disregarding any estimate of forfeitures related to service-based vesting conditions). No stock awards or option awards granted to Named Officers were forfeited during fiscal 2008. For a discussion of the assumptions and methodologies used to value the awards reported in Column (e) and Column (f), please see the discussion of stock awards and option awards contained in Note 12 (Performance Award and Incentive Plans) to the Company’s Consolidated Financial Statements, included in this Annual Report on Form 10-K.
(3)	The amounts reported in column (i) of the table above include matching contributions by the Company under the 401(k) Plan for 2008 in the amount of $6,900 for each of Messrs. Uva, Hobson, Kranwinkle, Rodriguez and Lori. These amounts also include the Company’s payment of annual life insurance premiums for Messrs. Uva, Hobson, Kranwinkle and Rodriguez under the Company’s executive life insurance program. For 2008, the Company paid annual term life insurance premiums of $10,055 for Mr. Uva, $19,311 for Mr. Kranwinkle and $26,070 for Mr. Rodriguez and annual variable life insurance premiums for Mr. Hobson in the amount of $10,890. The amounts in this column also include the Company’s payment of annual premiums for long-term disability insurance coverage for 2008 in the following amounts: $32,037 for Mr. Uva, $23,646 for Mr. Hobson, $10,227 for Mr. Kranwinkle, and $35,615 for Mr. Rodriguez.
(4)	The amounts reported in this column for 2008 also include auto related expenses paid by the Company in the amounts of $7,200 for Mr. Kranwinkle, Mr. Hobson and Mr. Rodriguez; a housing allowance paid by the Company to Mr. Kranwinkle in the amount of $77,419, and annual club dues paid by the Company for Mr. Rodriguez in the amount of $10,232.
(5)	The amounts reported in this column for 2008 also include relocation costs paid on behalf of Mr. Hobson pursuant to his employment agreement as described below in the amount of $1.6 million and $6.0 million of tax payments made on behalf of Mr. Kranwinkle, related to his 2007 severance and change in control payments in connection with the merger.
(6)	This amount represents deferred compensation interest income earned by Mr. Rodriguez under the Univision Key Senior Management Deferred Compensation Plan for 2008 that is above market rates as determined under the SEC’s proxy rules. Refer to Footnote (1) of the “Nonqualified Deferred Compensation” table that appears later in this Item 11.

Compensation of Named Officers

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table, and the description of the material terms of the awards granted in 2008 that follows it, provides information regarding the long-term incentives awarded to Named Officers in 2008 that are reported in the Summary Compensation Table. The Outstanding Equity Awards at Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Officers’ potential realizable value and actual value realized with respect to their equity awards.

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

Joseph Uva. Mr. Uva’s employment agreement provides for a four-year term, with automatic one-year extensions unless either party provides six months’ notice that the term will not be extended. Mr. Uva’s annual base salary under the agreement is $1,150,000, subject to annual review by the Board of Directors which has discretion to increase (but not decrease) the base salary level then in effect. Mr. Uva is entitled to an annual bonus opportunity based on performance goals established by the Board of Directors. Mr. Uva’s target bonus is 150% of his annual base salary. In addition, the agreement provides for Mr. Uva to receive certain cash payments to cover his tax obligations incurred in connection with certain equity awards granted under the agreement. The agreement also provides for Mr. Uva to participate in Broadcasting Media’s usual benefit programs for senior executives and to receive certain perquisites as described in the footnotes to the “Summary Compensation Table” above. In the event that Broadcasting Media were to relocate its executive offices from New York to the Los Angeles or Miami metropolitan areas, the agreement provides for Mr. Uva to receive relocation benefits.

Andrew Hobson. Mr. Hobson’s employment agreement provides for a five-year term, with automatic one-year extensions unless either party provides six months’ notice that the term will not be extended. Mr. Hobson’s initial annual base salary under the agreement is $935,000 and will automatically be increased by five percent each year. Mr. Hobson is entitled to an annual bonus opportunity based on Broadcasting Media’s earnings for the applicable fiscal year as described in the “Compensation Discussion and Analysis” above. Mr. Hobson’s target bonus is 100% of his annual base salary, with a maximum bonus of 200% of his annual base salary. In addition, the agreement provides for Mr. Hobson to receive certain cash payments in connection with the acquisition of the Company by Broadcasting Media in 2007. The agreement also provides for Mr. Hobson to participate in Broadcasting Media’s usual benefit programs for senior executives and to receive certain perquisites as described in the footnotes to the “Summary Compensation Table” above. In connection with Mr. Hobson’s relocation to the New York City metropolitan area at Broadcasting Media’s request, the agreement provides that Broadcasting Media will purchase Mr. Hobson’s home in Los Angeles, California at a price equal to cost (not to exceed $9.6 million) and to reimburse Mr. Hobson’s reasonable relocation costs (including taxes incurred in connection with any such reimbursement). In 2008, Mr. Hobson sold his Los Angeles home to a third party and, therefore, the Company did not incur any costs associated with this provision of his employment agreement. However, the Company did incur costs of $1.6 million related to his relocation to the New York City metropolitan area. See footnotes to the “Summary Compensation Table.”

Ray Rodriguez. Mr. Rodriguez’s employment agreement provides for a five-year term, with automatic one-year extensions unless either party provides six months’ notice that the term will not be extended. Mr. Rodriguez’s initial annual base salary under the agreement is $1,100,000 and will automatically be increased by five percent each year. Mr. Rodriguez is entitled to an annual bonus opportunity based on Broadcasting Media’s earnings for the applicable fiscal year as described in the “Compensation Discussion and Analysis” above. Mr. Rodriguez’s target bonus is 100% of his annual base salary, with a maximum bonus of 200% of his annual base salary. In addition, the agreement provides for Mr. Rodriguez to receive certain cash payments in connection with the acquisition of the Company by Broadcasting Media in 2007. The agreement also provides for Mr. Rodriguez to participate in Broadcasting Media’s usual benefit programs for senior executives and to receive certain perquisites as described in the footnotes to the “Summary Compensation Table” above.

C. Douglas Kranwinkle. Mr. Kranwinkle’s employment agreement provides for a two-year term, with the expectation that Mr. Kranwinkle would provide services on a full-time basis through July 1, 2007 and transition to a less than full-time basis thereafter. The agreement provides for Mr. Kranwinkle to receive a monthly base salary of $64,200 for full-time services and for that rate to be proportionately adjusted for any month in which he provides less than full-time services. Mr. Kranwinkle is also eligible to receive an annual bonus in an amount to be determined by the Board of Directors in its sole discretion. In addition, the agreement provides for Mr. Kranwinkle to receive certain cash payments in connection with the acquisition of the Company by Broadcasting Media in 2007 (including certain payments in consideration for his covenants not to compete with Broadcasting Media for the periods set forth in the agreement). The agreement also provides for Mr. Kranwinkle to participate in Broadcasting Media’s usual benefit programs for senior executives and to receive certain perquisites as described in the footnotes to the “Summary Compensation Table” above.

Grants of Plan-Based Awards—Fiscal 2008

The following table presents information regarding the incentive awards granted to the Named Officers for fiscal 2008.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Joseph Uva	N/A	—	1,725,000	—	—	—	—	—	—	—	—
Andrew W. Hobson	N/A	—	970,200	1,940,400	—	—	—	—	—	—	—
Ray Rodriguez	N/A	—	1,141,500	2,283,000	—	—	—	—	—	—	—
C. Douglas Kranwinkle	—	—	—	—	—	—	—	—	—	—	—
Peter Lori	—	—	—	—	—	—	—	—	—	—	—

Description of Plan-Based Awards

The material terms of each of the non-equity incentive plan awards reported in the Grants of Plan-Based Awards Table are described in the “Compensation Discussion and Analysis” above. As noted above, no Named Officers were granted equity awards in 2008.

Outstanding Equity Awards At Fiscal 2008 Year-End

The following table presents information regarding the outstanding equity awards held by each of the Named Officers as of December 31, 2008, including the vesting dates for the portions of these awards that had not vested as of that date.

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options ($)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)		(h)	(i)	(j)
Joseph Uva	—	—				—	—	22,019	(2)	91,377	—	—
	—	—				—	—	6,149	(2)	590,366	—	—
	—	—				—	—	2,447	(2)	2,057,647	—	—
Andrew W. Hobson	—	—				—	—	13,211	(3)	54,827	—	—
	—	—				—	—	3,689	(3)	354,176	—	—
	—	—				—	—	1,468	(3)	1,234,588	—	—
Ray Rodriguez	—	—				—	—	15,853	(3)	65,791	—	—
	—	—				—	—	4,427	(3)	425,024	—	—
	—	—				—	—	1,761	(3)	1,481,281	—	—
C. Douglas Kranwinkle	—	18,003	(4)	—		12.35	3/29/17	—		—	—	—
Peter Lori	—	24,004	(5)	8,001	(5)	13.52	4/1/17	—		—	—	—

(1)	The dollar amounts shown in this column are determined by multiplying the number of unvested shares or units subject to the award by the fair market value of the underlying securities on December 31, 2008.
(2)	The unvested portions of these awards are scheduled to vest in two installments on April 2, 2009 and October 2, 2009.
(3)	The unvested portions of these awards are scheduled to vest in two installments on March 29, 2009 and September 29, 2009.
(4)	The unvested portion of this award is scheduled to vest in one installment on March 29, 2009.
(5)	The unvested portion of this award is scheduled to vest in four installments on April 1, 2009, April 1, 2010, April 1, 2011 and April 1, 2012. A portion of this award is also subject to performance-based vesting requirements based on the internal rates of return for the sponsors and co-investors on their investments in Broadcasting Media.

Option Exercises and Stock Vested—Fiscal 2008

The following table presents information regarding the exercise of stock options by the Named Officers during fiscal 2008, and on the vesting during fiscal 2008 of other stock awards previously granted to the Named Officers.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
(a)	(b)	(c)	(d)	(e)
Joseph Uva	—	—	15,307	63,525
Andrew W. Hobson	—	—	9,184	38,115
Ray Rodriguez	—	—	11,021	45,737
C. Douglas Kranwinkle	—	—	—	—
Peter Lori	—	—	—	—

(1)	The dollar amounts shown in column (c) above for option awards are determined by multiplying (i) the number of shares of our common stock to which the exercise of the option related, by (ii) the difference between the fair market value of the underlying securities on the date of exercise and the exercise price of the options. The dollar amounts shown in column (e) above for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the fair market value of the underlying securities on the vesting date.

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

Nonqualified Deferred Compensation—Fiscal 2008

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Joseph Uva	—	—	—	—	—
Andrew W. Hobson	—	—	—	—	—
Ray Rodriguez (1)	—	—	85,665	—	1,513,397
C. Douglas Kranwinkle	—	—	—	—	—
Peter Lori	—	—	—	—	—

(1)	Only the portion of earnings on deferred compensation that is considered to be at above-market rates under the SEC’s proxy rules, $9,281, is included as compensation for Mr. Rodriguez in the Summary Compensation Table above.

Potential Payments Upon Termination Or Change In Control

The following section describes the benefits that may become payable to the Named Officers in connection with a termination of their employment with the Company and/or a change in control of Broadcasting Media pursuant to the terms of their respective employment agreements. As described under “Equity Awards” below, outstanding equity-based awards held by our Named Officers may also be subject to accelerated vesting in connection with a change in control of Broadcasting Media and/or certain terminations of their employment. In the event that the stock of Broadcasting Media were to be publicly traded and the benefits payable to Messrs. Uva, Hobson or Rodriguez in connection with a change in control would be subject to the excise tax imposed under Section 280G of the U.S. Internal Revenue Code of 1986, Broadcasting Media would make an additional payment to the executive so that the net amount of such payment (after taxes) the executive receives is sufficient to pay the excise tax due.

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

Equity Awards. Unvested restricted stock and restricted stock units granted to Messrs. Uva, Hobson and Rodriguez will generally become fully vested upon a termination of the executive’s employment by Broadcasting Media without cause, by the executive for good reason, or due to the executive’s death or disability. The restricted stock granted to Mr. Uva in April 2007 will also generally become fully vested upon a change in control event. If Mr. Uva’s employment is terminated by Broadcasting Media without cause or by Mr. Uva for good reason prior to the second anniversary of the grant date of the restricted stock and restricted stock unit awards granted to him in 2007, he has a right to require Broadcasting Media to repurchase the shares acquired pursuant to those awards at their then fair market value. The stock options granted to Messrs. Kranwinkle and Lori may become fully or partly vested if the executive’s employment is terminated by Broadcasting Media without cause or due to the executive’s death or disability (or, in the case of Mr. Lori, a termination by the executive for good reason).

Quantification of Severance and Change in Control Benefits

As prescribed by the SEC’s disclosure rules, in calculating the amount of any potential payments to the Named Officers under the arrangements described above, we have assumed that the applicable triggering event (i.e., termination of employment and/or change in control of the Company) occurred on December 31, 2008.

Name and Principal Position	Change in Control: Value of Accelerated Equity Compensation (2) ($)	Severance Benefits (1)
		Cash Severance Payment ($)	Continued Health and Life Insurance Benefits ($)	Value of Accelerated Equity Compensation (2)(3) ($)
Joseph Uva	4,109,040	5,175,000	43,270	4,109,040
Andrew W. Hobson	2,465,387	3,880,800	44,940	2,465,387
Ray Rodriguez	2,958,145	4,566,000	75,300	2,958,145
C. Douglas Kranwinkle (4)	—	—	—	—
Peter Lori	—	—	—	—

(1)	As noted above, these benefits would generally be payable upon a termination of the Named Officer’s employment by the Company without cause or by the executive for good reason. The executive would be entitled to the full amount of his bonus for fiscal 2008 if he were employed by us through December 31, 2008, so the pro-rata bonus provision in his employment agreement described above would not apply. As described above, Mr. Hobson would also be entitled to certain reasonable and customary relocation benefits in the circumstances. The Company does not believe it can reasonably estimate its costs to provide these benefits.
(2)	For restricted stock and restricted stock unit awards, this value is calculated by multiplying the fair market value of the underlying securities as of December 31, 2008 by the number of shares or units subject to the accelerated portion of the award. Acceleration of outstanding restricted stock unit awards is permitted, but not required, upon a change in control under Broadcasting Media’s 2007 Equity Incentive Plan.
(3)	As described above, the executive may also be entitled to accelerated vesting of equity awards upon a termination of employment due to his death or disability.
(4)	As noted above, Mr. Kranwinkle would be entitled to continued medical coverage for one year after a termination due to his disability. The Company estimates that if Mr. Kranwinkle’s employment had terminated under these circumstances on December 31, 2008, its cost to provide this benefit would have been $11,280.

Director Compensation—Fiscal 2008

The following table presents information regarding the compensation paid during fiscal 2008 to members of our Board of Directors who are not also our employees (referred to herein as “Non-Employee Directors”). The compensation paid to Mr. Uva, who is also employed by us, is presented above in the Summary Compensation Table and the related explanatory tables. Mr. Uva is generally not entitled to receive additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Zaid F. Alsikafi	—	—	—	—	—	—	—
David Bonderman	—	—	—	—	—	—	—
Adam Chesnoff	—	—	—	—	—	—	—
Henry G. Cisneros	100,000	—	3,154	—	—	—	103,154
Michael P. Cole	—	—	—	—	—	—	—
Kelvin L. Davis	—	—	—	—	—	—	—
Albert J. Dobron	—	—	—	—	—	—	—
Gloria Estefan	100,000	—	3,154	—	—	—	103,154
Mark J. Masiello	—	—	—	—	—	—	—
Jonathan M. Nelson	—	—	—	—	—	—	—
James N. Perry, Jr.	—	—	—	—	—	—	—
Karl Peterson (3)	—	—	—	—	—	—	—
Haim Saban	—	—	—	—	—	—	—

(1)	The amounts reported in Columns (c) and (d) of the table above reflect the aggregate dollar amounts recognized for stock awards and option awards, respectively, for financial statement reporting purposes with respect to fiscal 2008 (disregarding any estimate of forfeitures related to service-based vesting conditions). No stock awards or option awards granted to Non-Employee Directors were forfeited during fiscal 2008. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained in Note 12 (Performance Award and Incentive Plans) to our Consolidated Financial Statements, included in this Annual Report on Form 10-K.
(2)	Mr. Cisneros and Ms. Estefan were each granted options to purchase 2,441 shares of Broadcasting Media class A-1 voting common stock during 2007 at an exercise price equal to the fair market value of the underlying shares on the date of grant. Other than these two option grants, none of the current or former Non-Employee Directors held any outstanding options or other equity-based awards as of December 31, 2008, except for the equity interest in BMPI Services LLC (“BMPI”), an affiliate of Broadcasting Media, held by Mr. Saban described below. No charge was recognized by the Company on its 2008 financial statements in connection with this grant.
(3)	Karl Peterson resigned as a director effective February 19, 2009.

Non-Employee Director Compensation

Mr. Cisneros and Ms. Estefan each received a $100,000 retainer in 2008 in consideration for their services as members of the Board. None of our other Non-Employee Directors received compensation for their services as directors during 2008, although we do reimburse our Non-Employee Directors for expenses incurred in connection with their Board service (including, in certain cases, reimbursement for use of a private plane in connection with such services).

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

Beneficial Ownership Table

As a result of the Merger, all of the Company’s issued and outstanding securities is held by Broadcast Holdings, all of the issued and outstanding common stock of Broadcast Holdings is owned by Broadcasting Media, and all of the issued and outstanding preferred stock of Broadcast Holdings is held by the Sponsors, co-investors and certain members of management.

The following table presents information regarding beneficial ownership of the common stock of Broadcasting Media and the preferred stock of Broadcast Holdings as of February 15, 2009 by (1) each person who we know beneficially owns 5% or more of the outstanding shares of any class of Broadcasting Media’s or Broadcast Holdings’ securities, (2) each director and the Named Officers, and (3) all current directors and executive officers as a group. Except as indicated in the footnotes to the table, each person named in the table has sole voting and investment power with respect to all shares of securities shown as beneficially owned by them, subject to community property laws where applicable.

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

Name of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)					Percent of Classes (c)
	Class A-1 Common Stock	Class A-2 Common Stock	Class L-1 Common Stock	Class L-2 Common Stock	Preferred Stock	Class A Common Stock	Class L Common Stock	Preferred Stock
Madison Dearborn Funds (1)	4,127,497	1,432,838	458,610	159,204	1,552,888	20.7%	21.2%	21.1%
Providence Equity Funds (2)	3,931,209	1,629,128	436,800	181,015	1,552,889	20.7	21.2	21.1
SCG Investments II, LLC (3)	2,077,244	—	230,805	—	580,131	7.7	7.9	7.9
Texas Pacific Funds (4)	5,510,619	528,630	612,291	58,737	1,686,637	22.4	23.0	23.0
Thomas H. Lee Funds (5)	—	5,560,336	—	617,816	1,552,888	20.7	21.2	21.1
Zaid Alsikafi (1)	—	—	—	—	—	—	—	—
David Bonderman (4)	—	—	—	—	—	—	—	—
Adam Chesnoff (3)	—	—	—	—	—	—	—	—
Henry G. Cisneros (11)	976	—	—	—	—	—	—	—
Michael P. Cole (1)	—	—	—	—	—	—	—	—
Kelvin L. Davis (4)	—	—	—	—	—	—	—	—
Albert J. Dobron (2)	—	—	—	—	—	—	—	—
Gloria Estefan (12)	976	—	—	—	—	—	—	—
Andrew W. Hobson (6)	266,132	—	4,567	—	11,478	*	*	*
C. Douglas Kranwinkle (7)	18,003	—	—	—	—	*	—	—
Peter Lori (8)	6,401
Mark J. Masiello (2)
Jonathan M. Nelson (2)	—	—	—	—	—	—	—	—

Name of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)					Percent of Classes (c)
	Class A-1 Common Stock	Class A-2 Common Stock	Class L-1 Common Stock	Class L-2 Common Stock	Preferred Stock	Class A Common Stock	Class L Common Stock	Preferred Stock
James N. Perry, Jr. (1)	—	—	—	—	—	—	—	—
David Trujillo (4)	—	—	—	—	—	—	—	—
Ray Rodriguez (9)	224,703	—	3,297	—	8,287	—	—	—
Haim Saban (3)		—	—	—	—	*	*	*
Joseph Uva (10)	246,362	—	2,814	—	7,071	—	—	—
All directors and executive officers as a group (18 persons)	763,553		10,678		26,836	*	*	*

(a)	Unless otherwise indicated, the address of each executive officer and director is c/o 605 Third Avenue, 12th Floor, New York, NY 10158.
(b)	The Class A-1 and Class L-1 Common Stock of Broadcasting Media and the preferred stock of Broadcast Holdings carry voting rights. Although the Class A-2 and Class L-2 Common Stock of Broadcasting Media do not carry voting rights, they can be converted at any time into the corresponding number of Class A-1 and Class L-1 Common Stock of Broadcasting Media, respectively.
(c)	Based on 26,914,579 Class A shares (including both Class A-1 and Class A-2) of Broadcasting Media, 2,920,498 Class L shares (including both Class L-1 and Class L-2) of Broadcasting Media and 7,343,635 shares of preferred stock of Broadcast Holdings outstanding as of February 15, 2008.
*	Represents less than one percent.
(1)	Includes the following: (i) 1,458,613 Class A-1 shares and 162,068 Class L-1 shares of Broadcasting Media and 407,361 shares of preferred stock of Broadcast Holdings held by Madison Dearborn Capital Partners IV, L.P., and 45,442 Class A-1 shares and 5,047 Class L-1 shares of Broadcasting Media and 12,685 shares of preferred stock of Broadcast Holdings held by Madison Dearborn Capital Partners IV, L.P., through its interest in BMPI Services LLC (“BMPI”), the named owner of these shares, (ii) 303,090 Class A-1 shares and 33,676 Class L-1 shares of Broadcasting Media and 84,647 shares of preferred stock of Broadcast Holdings held by MDCPIV Intermediate (Umbrella) L.P., and 9,438 Class A-1 shares and 1,049 Class L-1 shares of Broadcasting Media and 2,636 shares of preferred stock of Broadcast Holdings held by MDCPIV Intermediate (Umbrella), L.P., through its interest in BMPI, the named owner of these shares, (iii) 1,622,236 Class A-1 shares and 180,248 Class L-1 shares of Broadcasting Media and 453,057 shares of preferred stock of Broadcast Holdings held by Madison Dearborn Capital Partners, V-A, L.P., and 50,517 Class A-1 shares and 5,613 Class L-1 shares of Broadcasting Media and 14,108 shares of preferred stock of Broadcast Holdings held by Madison Dearborn Capital Partners, V-A, L.P., through its interest in BMPI, the named owner of these shares, (iv) 618,908 Class A-1 shares and 68,768 Class L-1 shares of Broadcasting Media and 172,848 shares of preferred stock of Broadcast Holdings held by MDCPV Intermediate (Umbrella), L.P., and 19,273 Class A-1 shares and 2,141 Class L-1 shares of Broadcasting Media and 5,383 shares of preferred stock of Broadcast Holdings held by MDCPV Intermediate (Umbrella),L.P., through its interest in BMPI, the named owner of these shares, (v) 839,033 Class A-2 shares and 93,226 Class L-2 shares of Broadcasting Media and 234,325 shares of preferred stock of Broadcast Holdings held by MDCP Foreign Co-Investors (Umbrella), L.P., and 26,128 Class A-2 shares and 2,903 Class L-2 shares of Broadcasting Media and 7,297 shares of preferred stock of Broadcast Holdings held by MDCP Foreign Co-Investors (Umbrella), L.P., through its interest in BMPI, the named owner of these shares, and (vi) 550,533 Class A-2 shares and 61,170 Class L-2 shares of Broadcasting Media and 153,753 shares of preferred stock of Broadcast Holdings held by MDCP US Co-Investors (Umbrella), L.P., and 17,144 Class A-2 shares and 1,905 Class L-2 shares of Broadcasting Media and 4,788 shares of preferred stock of Broadcast Holdings held by MDCP US Co-Investors (Umbrella), L.P., through its interest in BMPI, the named owner of these shares, All the entities in this footnote are referred to as the “Madison Dearborn Funds.”
Madison Dearborn Partners IV, L.P. is the general partner of the entities in clauses (i) and (ii) above and Madison Dearborn Partners V-A&C, L.P. is the general partner of the entities in clauses (iii) to (vi) above. Madison Dearborn Partners, LLC is the general partner of Madison Dearborn Partners IV, L.P. and Madison Dearborn Partners V-A&C, L.P. Messrs. John A. Canning, Jr., Paul J. Finnegan and Samuel M. Mencoff, as principal officers of Madison Dearborn Partners, LLC, may be deemed to possess indirect beneficial ownership of the securities owned by the Madison Dearborn Funds, but disclaim such beneficial ownership, except to the extent of their respective pecuniary interest therein. Messrs. Alsikafi, Cole and Perry, directors of the Company are affiliated with the Madison Dearborn Funds and disclaim any beneficial ownership of any shares beneficially owned by the Madison Dearborn Funds except to the extent of their respective pecuniary interest. The address of the entities listed in this footnote is c/o Madison Dearborn Partners, Three First National Plaza, Suite 3800, Chicago, Illinois, 60602.
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

Providence Equity Partners V L.L.C. is the general partner of Providence Equity GP V L.P. which is the general partner of Providence Equity Partners V (Umbrella US) L.P. Providence Umbrella GP L.L.C. (“PEP Umbrella GP”) is the general partner of the entities in clauses (ii), (v) and (vi) above. Providence Equity Partners VI L.L.C. is the general partner of Providence Equity GP VI L.P. which is the general partner of Providence Equity Partners VI (Umbrella US) L.P. Providence VI Umbrella GP L.L.C. is the general partner of Providence Investors VI (Univision) L.P. PEP Umbrella GP may be deemed to share beneficial ownership of the shares owned by Providence Investors V (Univision) L.P., Providence Co-Investors (Univision US) L.P. and Providence Co-Investors (Univision) L.P. PEP Umbrella GP disclaims this beneficial ownership. Messrs. Glenn M. Creamer, Jonathan M. Nelson and Paul J. Salem are members of each of the limited liability companies referenced above and may be deemed to possess indirect beneficial ownership of the securities owned by the Providence Equity Funds, but disclaims such beneficial ownership, except to the extent of their respective pecuniary interest therein. Messrs. Dobron and Masiello, directors of the Company are affiliated with the Providence Equity Funds and disclaim any beneficial ownership of any shares beneficially owned by the Providence Equity Funds except to the extent of their respective pecuniary interest. The address of the entities listed in this footnote is c/o Providence Equity Partners, Inc., 50 Kennedy Plaza, 11th Floor, Providence, Rhode Island 02903.

(3)	Includes 2,014,511 Class A-1 shares and 223,835 Class L-1 shares of Broadcasting Media and 562,611 shares of preferred stock of Broadcast Holdings held by SCG Investments II, LLC, and 62,733 Class A-1 shares and 6,970 Class L-1 shares of Broadcasting Media and 17,520 shares of preferred stock of Broadcast Holdings held by SCG Investments II, LLC through its interest in BMPI, the named owner of these shares. Haim Saban, a director of the Company, indirectly controls SCG Investments II LLC and may be deemed to possess indirect beneficial ownership of the securities owned by SCG Investments II LLC, but disclaims such beneficial ownership, except to the extent of his pecuniary interest therein. Mr. Chesnoff, a director of the Company, and Chip Morgan are managers of SCG Investment II, and may be deemed to possess indirect beneficial ownership of the securities owned by SCG Investments II, LLC, but disclaim any beneficial ownership of any shares beneficially owned by SCG Investments II, LLC except to the extent of their respective pecuniary interest. The address of SCG Investments II, LLC is c/o Saban Capital Group, 10100 Santa Monica Boulevard, Los Angeles, California 90067.
(4)	Includes the following: (i) 1,248,795 Class A-1 shares and 138,755 Class L-1 shares of Broadcasting Media and 348,762 shares of preferred stock of Broadcast Holdings held by TPG Umbrella IV, L.P., and 38,888 Class A-1 shares and 4,321 Class L-1 shares of Broadcasting Media and 10,861 shares of preferred stock of Broadcast Holdings held by TPG Umbrella IV, L.P., through its interest in BMPI, the named owner of these shares, (ii) 673,064 Class A-1 shares and 74,785 Class L-1 shares of Broadcasting Media and 187,972 shares of preferred stock of Broadcast Holdings held by TPG Umbrella International IV, L.P., and 20,959 Class A-1 shares and 2,329 Class L-1 shares of Broadcasting Media and 5,854 shares of preferred stock of Broadcast Holdings held by TPG Umbrella International IV, L.P., through its interest in BMPI, the named owner of these shares, (iii) 1,954,797 Class A-1 shares and 217,199 Class L-1 shares of Broadcasting Media and 545,934 shares of preferred stock of Broadcast Holdings held by TPG Media V-AIV 1, L.P., and 60,873 Class A-1 shares and 6,764 Class L-1 shares of Broadcasting Media and 17,001 shares of preferred stock of Broadcast Holdings held by TPG Media V-AIV 1, L.P., through its interest in BMPI, the named owner of these shares , (iv) 1,467,543 Class A-1 shares and 163,060 Class L-1 shares of Broadcasting Media and 409,855 shares of preferred stock of Broadcast Holdings held by TPG Media V-AIV 2, L.P., and 45,700 Class A-1 shares and 5,078 Class L-1 shares of Broadcasting Media and 12,763 shares of preferred stock of Broadcast Holdings held by TPG Media V-AIV 2, L.P., through its interest in BMPI, the named owner of these shares, (v) 108,746 Class A-2 shares and 12,083 Class L-2 shares of Broadcasting Media and 30,370 shares of preferred stock of Broadcast Holdings held by TPG Umbrella Co-Investment, L.P., and 3,386 Class A-2 shares and 376 Class L-2 shares of Broadcasting Media and 946 shares of preferred stock of Broadcast Holdings held by TPG Umbrella Co-Investment, L.P., through its interest in BMPI, the named owner of these shares, and (vi) 403,920 Class A-2 shares and 44,880 Class L-2 shares of Broadcasting Media and 112,806 shares of preferred stock of Broadcast Holdings held by TPG Umbrella International Co-Investment, L.P. and 12,578 Class A-2 shares and 1,398 Class L-2 shares of Broadcasting Media and 3,513 shares of preferred stock of Broadcast Holdings held by TPG Umbrella International Co-Investment, L.P., through its interest in BMPI, the named owner of these shares, All the entities in this footnote are referred to as the “Texas Pacific Funds.”
TPG Advisors IV, Inc. is the general partner of the entities in clauses (i) and (ii) above and TPG Advisors V, Inc. is the general partner of the entities in paragraphs (iii) to (vi) above. Messrs. David Bonderman, a director of the Company and James Coulter as sole shareholders of both TPG Advisors IV, Inc. and TPG Advisors V, Inc., may be deemed to possess indirect beneficial ownership of the securities owned by the Texas Pacific Funds, but disclaim such beneficial ownership, except to the extent of their respective pecuniary interest therein. Messrs. Davis and Trujillo, directors of the Company are affiliated with the Texas Pacific Funds and disclaim any beneficial ownership of any shares beneficially owned by the Texas Pacific Funds except to the extent of their respective pecuniary interest. The address of the entities listed in this footnote is c/o Texas Pacific Group, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
(5)

Includes the following: (i) 1,762,042 Class A-2 shares and 195,782 Class L-2 shares of Broadcasting Media and 492,102 shares of preferred stock of Broadcast Holdings held by Thomas H. Lee Equity Fund VI, L.P., and 54,871 Class A-2 shares and 6,097 Class L-2 shares of Broadcasting Media and 15,324 shares of preferred stock of Broadcast Holdings held by Thomas H. Lee Equity Fund VI, L.P., through its interest in BMPI, the named owner of these shares, (ii) 1,422,797 Class A-2 shares and 158,089 Class L-2 shares of Broadcasting Media and 397,358 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Investors (Univision), L.P., and 44,307 Class A-2 shares and 4,923 Class L-2 shares of Broadcasting Media and 12,374 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Investors (Univision), L.P., through its interest in BMPI, the named owner of these shares,

(iii) 522,129 Class A-2 shares and 58,014 Class L-2 shares of Broadcasting Media and 145,820 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Intermediate Investors (Univision US), L.P., and 16,259 Class A-2 shares and 1,807 Class L-2 shares of Broadcasting Media and 4,541 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Intermediate Investors (Univision US), L.P., through its interest in BMPI, the named owner of these shares, (iv) 1,616,802 Class A-2 shares and 179,645 Class L-2 shares of Broadcasting Media and 451,540 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Intermediate Investors (Univision), L.P., and 50,348 Class A-2 shares and 5,594 Class L-2 shares of Broadcasting Media and 14,061 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Intermediate Investors (Univision), through its interest in BMPI, the named owner of these shares, and (v) 68,643 Class A-2 shares and 7,627 Class L-2 shares of Broadcasting Media and 19,171 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Investors (GS), LLC, and 2,138 Class A-2 shares and 238 Class L-2 shares of Broadcasting Media and 597 shares of preferred stock of Broadcast Holdings held by THL Equity Fund VI Investors (GS), LLC, through its interest in BMPI, the named owner of these shares. All the entities in this footnote are referred to as the “Thomas H. Lee Funds.”

Thomas H. Lee Advisors, LLC is the general partner of Thomas H. Lee Partners, L.P. which is the sole member of THL Equity Advisors VI, LLC the general partners of the entities in clauses (i) to (iv) above. THL Equity Advisors VI, LLC is the manager of THL Equity Fund VI Investors (GS), LLC. The address of the entities listed in this footnote is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, Massachusetts 02110.

(6)	Includes the following: (i) 27,888 shares, 225,033 restricted stock and 13,211 shares underlying restricted stock units, or RSUs, vesting within 60 days of February 15, 2009 for Class A-1 shares of Broadcasting Media; (ii) 3,099 shares and 1,468 shares underlying RSUs vesting within 60 days of February 15, 2009 for Class L-1 shares of Broadcasting Media; and (ii) 7,789 shares and 3,689 shares underlying RSUs vesting within 60 days of February 15, 2009 for preferred stock of Broadcast Holdings.
(7)	Consists of shares underlying options exercisable within 60 days of February 15, 2009.
(8)	Consists of shares underlying options exercisable within 60 days of February 15, 2009.
(9)	Includes the following: (i) 13,821 shares, 195,029 restricted stock and 15,853 shares underlying RSUs vesting within 60 days of February 15, 2009 for Class A-1 shares of Broadcasting Media; (ii) 1,536 shares and 1,761 shares underlying RSUs vesting within 60 days of February 15, 2009 for Class L-1 shares of Broadcasting Media; and (iii) 3,860 shares and 4,427 shares underlying RSUs vesting within 60 days of February 15, 2009 for preferred stock of Broadcast Holdings.
(10)	Includes the following: (i) 3,303 shares and 243,059 restricted stock for Class A-1 shares of Broadcasting Media; (ii) 367 shares and 2,447 shares underlying RSUs vesting within 60 days of February 15, 2009 for Class L-1 shares of Broadcasting Media; and (iii) 922 shares and 6,149 shares underlying RSUs vesting within 60 days of February 15, 2009 for preferred stock of Broadcast Holdings. 210,031 Class A-1 shares are pledged as security pursuant to a stock pledge agreement dated June 19, 2007 between Mr. Uva and Broadcasting Media.
(11)	Consists of shares underlying options exercisable within 60 days of February 15, 2009.
(12)	Consists of shares underlying options exercisable within 60 days of February 15, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The following is a brief summary of any transactions since January 1, 2008 in which we and (1) each person who we know beneficially owns 5% or more of the outstanding shares of any class of Broadcasting Media’s or Broadcast Holdings’ securities, (2) each director during the fiscal year ended December 31, 2008 and Named Officer and (3) immediate family members of anyone described in (1) or (2) above. The information set forth below does not purport to be and is not a complete summary of all such agreements and arrangements.

Related Transactions

Sponsor Management Agreement

On March 29, 2007, the Company entered into a management agreement with Broadcasting Media and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the year ended December 31, 2008 was $16.0 million. The out-of-pocket expenses were $2.0 million for the year ended December 31, 2008. The management service fees and out-of-pocket expenses are included in selling, general and administrative expenses on the statement of operations.

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

During the year ended December 31, 2008, the Company made payments in excess of $120,000 to (i) each of the Nielsen Company, Simmons and Clear Channel Communications, for an aggregate of $47.0 million (Thomas H. Lee Partners, one of the Sponsors, has a more than 10% equity interest in each of these companies); (ii) each of Avaya, Inc. and TXU Corporation, for an aggregate of $0.4 million (TPG Capital, one of the Sponsors, has a more than 10% equity interest in each of these companies); and CDW Corporation for a total of $0.5 million (Providence Equity Partners and Madison Dearborn Partners, two of the Sponsors, have a more than 10% equity interest in this company. In addition, the Company received revenues in excess of $120,000 from (i) each of Clear Channel Communications, the Nielsen Company, MoneyGram International, Inc. and the Dunkin Brands, for an aggregate of $11.9 million (Thomas H. Lee Partners has a more than 10% equity interest in each of these companies); (ii) each of Altel Corporation and Burger King Corporation, for an aggregate of $17.2 million (TPG Capital has a more than 10% equity interest in each of these companies); and MetroPCS Communication for a total of $5.1 million (Madison Dearborn Partners has a more than 10% equity interest in this company).

Loan to Joseph Uva

On June 19, 2007, Broadcasting Media, Univision’s parent and Joseph Uva, the Chief Executive Officer of Broadcasting Media and Univision, entered into a promissory note and stock pledge agreement pursuant to which Broadcasting Media made to Mr. Uva a full recourse loan in an amount equal to $1,985,774, to enable Mr. Uva to purchase 210,031 shares of restricted Class A-1 common shares of Broadcasting Media. Mr. Uva’s payment obligation under the promissory note is secured by the restricted Class A-1 common shares of Broadcasting Media, and Broadcasting Media has a first priority security interest in such shares. The promissory note bears interest at an annual rate of 4.59%. One-third of Mr. Uva’s annual bonus, starting with the annual bonus for Broadcasting Media’s fiscal year commencing January 1, 2008, will be applied to repayment of the promissory note, provided that the promissory note shall not remain outstanding following June 19, 2013. At December 31, 2008, there was $2.1 million outstanding, which includes $0.1 million of accrued interest. For the year ended December 31, 2008, Mr. Uva has not paid any of the principal or interest on the promissory note.

Transactions with Gloria Estefan related entities

The Company does business with entities related to Gloria Estefan, one of our directors. For the year ended December 31, 2008, Univision paid an aggregate of $0.9 million, primarily for production services provided by companies beneficially owned by Ms. Estefan and her husband.

ITEM 14.	Principal Accounting Fees and Services

Appointment of Ernst & Young LLP

The Audit Committee appointed Ernst & Young LLP as our independent auditors for 2008.

Auditors’ Fees

In connection with the audit of the 2008 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP which set forth the terms by which Ernst & Young LLP will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The aggregate fees that our independent auditors billed for professional services rendered in 2007 and 2008 were:

•	Audit Fees: Ernst & Young LLP’s fees for audit services totaled approximately $2.1 million in 2007 and approximately $1.7 million in 2008.

•

Audit-Related Fees: Ernst & Young LLP’s fees for audit-related services totaled approximately $0.1 million in 2007 and $0.2 million in 2008. Audit-related services principally included accounting consultations and review of various SEC filings.

•	Tax Fees: Ernst & Young LLP’s fees for tax consulting services totaled approximately $0.1 million in 2007 and $0.1 million in 2008.

•	All Other Fees: Univision did not pay any other fees to Ernst & Young LLP in either 2007 or 2008.

The Audit Committee pre-approves annually of certain specific services in the defined categories of audit services, audit-related services, and tax services up to specified annual budget amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, such as those which may have a material effect on our operations or services, over certain amounts. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of our independent auditors or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. All non-audit services provided in 2008 were pre-approved by our Audit Committee. Our Audit Committee determined that Ernst & Young LLP’s provision of services for all non-audit fees in 2008 is compatible with maintaining its independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2009.

UNIVISION COMMUNICATIONS INC.

By:	/S/ PETER H. LORI
Peter H. Lori
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.

Each person whose signature appears below appoints each of Andrew W. Hobson, C. Douglas Kranwinkle and Peter H. Lori, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

/S/ JOSEPH UVA Joseph Uva	Chief Executive Officer	March 30, 2009

/S/ ANDREW W. HOBSON Andrew W. Hobson	Senior Executive Vice President and Chief Financial Officer	March 30, 2009

/S/ PETER H. LORI Peter H. Lori	Senior Vice President and Chief Accounting Officer	March 30, 2009

/S/ ZAID F. ALSIKAFI Zaid F. Alsikafi	Director	March 30, 2009

/S/ DAVID BONDERMAN David Bonderman	Director	March 30, 2009

/S/ ADAM CHESNOFF Adam Chesnoff	Director	March 30, 2009

/S/ HENRY CISNEROS Henry Cisneros	Director	March 30, 2009

/S/ MICHAEL P. COLE Michael P. Cole	Director	March 30, 2009

/S/ KELVIN L. DAVIS Kelvin L. Davis	Director	March 30, 2009

/S/ ALBERT J. DOBRON Albert J. Dobron	Director	March 30, 2009

/S/ GLORIA ESTEFAN Gloria Estefan	Director	March 30, 2009

/S/ MARK J. MASIELLO Mark J. Masiello	Director	March 30, 2009

/S/ JONATHAN M. NELSON Jonathan M. Nelson	Director	March 30, 2009

/S/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director	March 30, 2009

/S/ DAVID TRUJILLO David Trujillo	Director	March 30, 2009

/S/ HAIM SABAN Haim Saban	Director	March 30, 2009

PART IV

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc. (5)

3.1	Certificate of Merger, dated March 28, 2007. (6)

3.2	Amended and Restated Certificate of Incorporation of the Company. (6)

3.3	Amended and Restated Bylaws of the Company. (6)

4.1	Form of specimen stock certificate. (6)

4.2	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee. (3)

4.3	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee. (3)

4.4	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011. (4)

4.5	Indenture dated as of March 29, 2007 between Umbrella Acquisition and Wells Fargo Bank, National Association, as trustee. (6)

4.6	First Supplemental Indenture, dated as March 29, 2007 among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (6)

10.1	Credit Agreement dated March 29, 2007, among Umbrella Acquisition and Univision of Puerto Rico, Inc., as borrowers, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch as administrative agent and collateral agent. 6)

10.2	Form of First-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (6)

10.3	Form of Second-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (6)

10.4	Form of First-Lien Trademark Security Agreement (included in Exhibit 10.1). (6)

10.5	Form of Second-Lien Trademark Security Agreement (included in Exhibit 10.1). (6)

10.6	Form of First-Lien Copyright Security Agreement (included in Exhibit 10.1). (6)

10.7	Form of Second-Lien Copyright Security Agreement (included in Exhibit 10.1). (6)

10.8	Principal Investors Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Principal Investor signatories thereto. (6)

10.9	Stockholders Agreement dated as of March 29, 2007 by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Stockholder signatories thereto. (6)

10.10	Participation, Registration Rights, and Coordination Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain Stockholder signatories thereto. (6)

10.11	First Amendment to Principal Investors Agreement (“PIA”), Participation, Registration Rights and Coordination Agreement and Stockholders Agreement, dated January 29, 2008, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and each person executing the PIA as a principal investor. (8)

Exhibit Number	Description
10.12	First Amendment to Participation, Registration Rights and Coordination Agreement and Stockholders Agreement, dated January 29, 2008, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain persons who will be stockholders of Broadcasting Media Partners, Inc. (8)

10.13	Management Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Madison Dearborn Partners IV, L.P., Madison Dearborn Partners V-B, L.P., Providence Equity Partners V Inc., Providence Equity Partners L.L.C., KSF Corp., THL Managers VI, LLC and TPG Capital, L.P. (6)

10.14	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Joseph Uva. (6)

10.15	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Ray Rodriguez. (6)

10.16	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Andrew Hobson. (6)

10.17	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Douglas Kranwinkle. (6)

10.18	Form of Indemnification Agreement for Outside Directors. (6)

10.19	Broadcasting Media Partners, Inc. 2007 Equity Incentive Plan. (6)

10.20	Form of Restricted Stock Award Agreement. (6)

10.21	Form of Restricted Stock Unit Award Agreement. (6)

10.22	Form of Notice of Restricted Stock Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (6)

10.23	Notice of Restricted Stock Awards for Joseph Uva. (7)

10.24	Form of Notice of Restricted Stock Unit Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (6)

10.25	Promissory Note and Stock Pledge Agreement dated June 19, 2007 between Joseph Uva and Broadcasting Media Partners, Inc. (7)

10.26	Services Agreement, dated as of January 29, 2008 and effective as of March 29, 2007, by and between Broadcasting Media Partners, Inc., SCG Investments IIB LLC and BMPI Services LLC. (8)

10.27	Employment Agreement dated January 1, 2005 between Univision Management Company and Peter H. Lori. (8)

10.28	Amendment to Employment Agreement effective as of December 2, 2006 between Univision Management Company and Peter H. Lori. (8)

10.29	Option Award Agreement and Notice of Stock Option Grant for Douglas Kranwinkle. (8)

10.30	Option Award Agreement and Notice of Stock Option Grant for Peter H. Lori. (8)

10.31*	Purchase Agreement, dated as of February 27, 2008, between Univision Communications Inc., a Delaware corporation and UMG Recordings, Inc., a Delaware corporation. (8)

10.32*	Agreement and First Amendment to Purchase Agreement dated as of May 5, 2008 between Univision Communications Inc., a Delaware corporation and UMG Recordings, Inc., a Delaware corporation. (9)

Exhibit Number	Description
10.33	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company. (2)

10.34	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company. (2)

10.35	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates. (1)

10.36	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A. (2)

10.37	Third Amended and Restated Program License Agreement dated as of January 22, 2009 between Televisa, S.A., de C.V. and Univision Communications Inc. (10)

10.38	Mutual Release and Settlement Agreement dated as of January 22, 2009 between Televisa, S.A. de C.V. and Grupo Televisa, S.A.B., on the one hand, and Univision Communications Inc. and Telefutura Network on the other hand. (10)

21.1	Subsidiaries of the Company.

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Univision Communication Inc.’s Annual Report on Form 10-K for the year end December 31, 1996.
(2)	Previously filed as an exhibit to Univision Communication Inc.’s Annual Report on Form 10-K for the year end December 31, 2001.
(3)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-4 (File No. 333-71426-01).
(4)	Previously filed as an exhibit to Univision Communications Inc.’s Registration Statement on Form S-3 filed on September 30, 2003 (File No. 333-105933).
(5)	Previously filed as an exhibit to Univision Communications Inc.’s Report on Form 8-K filed June 28, 2006.
(6)	Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(7)	Previously filed as an exhibit to Univision Communications Inc.’s report on Form 8-K, filed June 25, 2007.
(8)	Previously filed as an exhibit to Univision Communications Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
(9)	Previously filed as an exhibit to Univision Communications Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(10)	Previously filed as an exhibit to Univision Communications Inc.’s report on Form 8-K, filed February 27, 2009.
*	Confidential treatment has been granted for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SCHEDULE II

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2008, the Nine Months Ended December 31, 2007,

the Three Months Ended March 31, 2007 and the Year Ended December 31, 2006

(In thousands)

	Balance at Beginning of Period	Additions		Deductions		Balance at end of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for doubtful accounts:
Successor

For the Year Ended December 31, 2008	$14,900	$13,600	$—	$4,300		$24,200
For the Nine Months Ended December 31, 2007	$16,300	$2,700	$—	$4,100		$14,900

Predecessor

For the Three Months Ended March 31, 2007	$14,200	$2,600	$—	$500		$16,300
For the Year Ended December 31, 2006	$12,500	$6,200	$—	$4,500		$14,200

Deferred tax asset valuation allowance:

Successor

For the Year Ended December 31, 2008	$13,700	$227,500	$—	$—		$241,200
For the Nine Months Ended December 31, 2007	$31,900	$3,000	$—	$(21,200	) (a)	$13,700

Predecessor

For the Three Months Ended March 31, 2007	$31,900	$—	$—	$—		$31,900
For the Year Ended December 31, 2006	$32,000	$2,000	$—	$(2,100)		$31,900

(a)	Revaluation of Entravision investment related to the Merger.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2008 and 2007	F-4
Consolidated Statements of Operations for the Year Ended December 31, 2008, the Nine Months Ended December 31, 2007, the Three Months Ended March 31, 2007 and the Year Ended December 31, 2006	F-5

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December  31, 2006, the Three Months Ended March 31, 2007, the Nine Months Ended December 31, 2007 and the Year Ended December 31, 2008

F-6
Consolidated Statements of Cash Flows for the Year Ended December 31, 2008, the Nine Months Ended December 31, 2007, the Three Months Ended March 31, 2007 and the Year Ended December 31, 2006	F-7
Notes to Consolidated Financial Statements	F-8

FINANCIAL STATEMENT OPINION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder of

Univision Communications Inc.

We have audited the accompanying consolidated balance sheets of Univision Communications Inc. and subsidiaries as of December 31, 2008 and 2007 (Successor), and the related consolidated statements of operations, changes in stockholder’s equity (deficit), and cash flows for the twelve months ended December 31, 2008, nine months ended December 31, 2007 (Successor); three months ended March 31, 2007, and the year ended December 31, 2006 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univision Communications Inc. and subsidiaries at December 31, 2008 and 2007 (Successor), and the consolidated results of their operations and their cash flows for the twelve months ended December 31, 2008, the nine months ended December 31, 2007 (Successor); three months ended March 31, 2007, and the year ended December 31, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2008, Univision Communications Inc. adopted Statement of Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and financial liabilities. As of January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FASB”) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Univision Communications Inc.’s internal control over financial reporting as of December 31, 2008 (Successor), based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 27, 2009

OPINION ON INTERNAL CONTROLS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder of

Univision Communications Inc.

We have audited Univision Communications Inc.’s internal control over financial reporting as of December 31, 2008 (Successor), based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Univision Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Univision Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 (Successor), based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Univision Communications Inc. and subsidiaries as of December 31, 2008 and 2007 (Successor), and the related consolidated statements of operations, changes in stockholder’s equity (deficit), and cash flows for the twelve months ended December 31, 2008, the nine months ended December 31, 2007 (Successor); three months ended March 31, 2007, and the year ended December 31, 2006 (Predecessor), and our report dated March 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 27, 2009

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$692,800	$226,200
Short-term investment fund	67,600	—
Accounts receivable, less allowance for doubtful accounts of $24,200 in 2008 and $14,900 in 2007	402,300	471,500
Program rights and prepayments	19,900	27,800
Deferred tax assets	43,700	22,000
Prepaid expenses and other	45,600	24,500
Current assets held for sale	—	72,900

Total current assets	1,271,900	844,900
Property and equipment, net	631,700	673,900
Intangible assets, net	4,096,400	7,107,900
Goodwill	4,886,500	7,277,200
Deferred financing costs	207,600	257,200
Program rights and prepayments	61,300	36,700
Investments	54,600	225,800
Other assets	37,600	34,300

Total assets	$11,247,600	$16,457,900

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$261,600	$179,400
Income taxes payable	3,800	5,500
Accrued interest	78,900	150,200
Accrued license fees	26,800	23,700
Program rights obligations	12,900	13,900
Interest rate swap liability	49,100	—
Current portion of long-term debt and capital lease obligations	391,100	250,800
Current liabilities held for sale	—	64,300

Total current liabilities	824,200	687,800
Long-term debt	10,181,300	9,721,400
Capital lease obligations	38,500	43,100
Program rights obligations	10,200	12,100
Deferred tax liabilities	824,600	2,138,800
Interest rate swap liability	193,100	165,800
Deferred advertising revenue	606,300	—
Other long-term liabilities	69,200	61,000

Total liabilities	12,747,400	12,830,000

Commitments and contingencies (see notes 13 and 14)
Stockholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized in 2008 and 2007; 1,000 shares issued and outstanding in 2008 and 2007	—	—
Additional paid-in-capital	3,981,000	3,975,500
Accumulated deficit	(5,375,200)	(247,900)
Accumulated other comprehensive loss	(105,600)	(99,700)

Total stockholder’s (deficit) equity	(1,499,800)	3,627,900

Total liabilities and stockholder’s equity (deficit)	$11,247,600	$16,457,900

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2008, the Nine Months Ended December 31, 2007,

the Three Months Ended March 31, 2007 and the Year Ended December 31, 2006

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Net revenue	$2,020,300	$1,635,500	$437,300	$2,025,600
Direct operating expenses	683,300	524,000	160,600	719,900
Selling, general and administrative expenses	580,100	427,000	139,700	528,600
Merger-related expenses	2,400	6,000	144,200	13,400
Impairment losses	5,372,600	—	—	—
Restructuring and related charges	45,000	7,800	—	—
Voluntary contribution per FCC consent decree	—	—	24,000	—
Televisa settlement and related charges	610,800	15,700	4,400	9,400
Depreciation and amortization	122,900	120,000	20,100	82,800

Operating (loss) income	(5,396,800)	535,000	(55,700)	671,500
Other expense (income):
Interest expense	753,500	588,800	19,100	91,400
Interest income	(18,500)	(4,300)	(1,300)	(2,200)
Loss on investments	162,900	2,900	—	3,700
Loss on extinguishment of debt	—	—	1,600	—
Amortization of deferred financing costs	47,100	34,800	500	2,600
Interest rate swap expense	68,600	—	—	—
Equity income in unconsolidated subsidiaries and other	(3,400)	(2,900)	(1,100)	(4,300)

(Loss) income from continuing operations before income taxes	(6,407,000)	(84,300)	(74,500)	580,300
(Benefit) provision for income taxes	(1,284,400)	(23,800)	(5,900)	231,300

(Loss) income from continuing operations	(5,122,600)	(60,500)	(68,600)	349,000
(Loss) income from discontinued operation, net of income taxes	(4,700)	(187,400)	1,600	200

Net (loss) income	$(5,127,300)	$(247,900)	$(67,000)	$349,200

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

For the Year Ended December 31, 2006, the Three Months Ended March 31, 2007,

the Nine Months Ended December 31, 2007 and the Year Ended December 31, 2008

(In thousands)

	Common Stock	Additional Paid-in-Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Predecessor
Balance January 1, 2006	$3,000	$4,133,900	$(1,300)	$956,500	$(1,200)	$—	$5,090,900
Components of comprehensive income:
Net income	—	—	—	349,200	—	—	349,200
Currency translation adjustment loss	—	—	—	—	(500)	—	(500)

Total comprehensive income	—	—	—	—	—	—	348,700
Treasury stock acquired	—	—	—	—	—	(14,500)	(14,500)
Reclassification of deferred compensation	—	(1,300)	1,300	—	—	—	—
Share-based compensation costs	—	12,700	—	—	—	—	12,700
Exercise of stock options, including related tax benefits	100	123,600	—	—	—	—	123,700

Balance, December 31, 2006	3,100	4,268,900	—	1,305,700	(1,700)	(14,500)	5,561,500
Components of comprehensive loss:
Net loss	—	—	—	(67,000)	—	—	(67,000)
Currency translation adjustment loss	—	—	—	—	(200)	—	(200)

Total comprehensive loss	—	—	—	—	—	—	(67,200)
Treasury stock acquired	—	—	—	—	—	(2,600)	(2,600)
Adoption of FIN 48	—	1,100	—	—	—	—	1,100
Share-based compensation costs	—	53,600	—	—	—	—	53,600
Exercise of stock options, including income tax related benefit	—	62,900	—	—	—	—	62,900

Balance, March 31, 2007	$3,100	$4,386,500	$—	$1,238,700	$(1,900)	$(17,100)	$5,609,300

Successor
Balance, March 31, 2007	$—	$—	$—	$—	$—	$—	$—
Sponsor equity	—	3,957,000	—	—	—	—	3,957,000
Components of comprehensive loss:
Net loss	—	—	—	(247,900)	—	—	(247,900)
Unrealized loss on hedging activities, net of income taxes of $66.3 million	—	—	—	—	(99,500)	—	(99,500)
Currency translation adjustment loss	—	—	—	—	(200)	—	(200)

Total comprehensive loss	—	—	—	—	—	—	(347,600)
Capital contribution by management	—	14,600	—	—	—	—	14,600
Share-based compensation	—	3,900	—	—	—	—	3,900

Balance December 31, 2007	—	3,975,500	—	(247,900)	(99,700)	—	3,627,900
Components of comprehensive loss:
Net loss	—	—	—	(5,127,300)	—	—	(5,127,300)
Unrealized loss on hedging activities, net of income taxes of $5.9 million	—	—	—	—	(12,000)	—	(12,000)
Amortization of unrealized loss on hedging activities	—	—	—	—	6,000	—	6,000
Currency translation adjustment	—	—	—	—	100	—	100

Total comprehensive loss	—	—	—	—	—	—	(5,133,200)
Share-based compensation	—	5,500	—	—	—	—	5,500

Balance December 31, 2008	$—	$3,981,000	$—	$(5,375,200)	$(105,600)	$—	$(1,499,800)

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2008, the Nine Months Ended December 31, 2007,

the Three Months Ended March 31, 2007 and the Year Ended December 31, 2006

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities:
Net (loss) income	$(5,127,300)	$(247,900)	$(67,000)	$349,200
(Loss) income from discontinued operation	(4,700)	(187,400)	1,600	200

(Loss) income from continuing operations	(5,122,600)	(60,500)	(68,600)	349,000
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation	72,300	59,400	19,500	80,100
Amortization of intangible assets	50,600	60,600	600	2,700
Amortization of deferred financing costs	47,100	34,700	500	2,600
Deferred income taxes	(1,290,500)	(26,100)	20,500	56,800
Loss on investments	162,900	2,900	—	3,700
Interest rate swap expense	68,600	—	—	—
Impairment losses	5,372,600	—	—	—
Televisa non-cash settlement costs	536,000	—	—	—
Share-based compensation	5,500	3,900	36,500	12,700
Earnings distribution from an equity investment	4,000	3,800	—	2,100
Other non-cash items	(2,800)	(200)	900	(2,200)
Changes in assets and liabilities:
Accounts receivable, net	69,200	(107,500)	62,600	(36,700)
Program rights and prepayments	(16,700)	(15,900)	4,700	11,000
Prepaid advertising revenue	67,300	—	—	—
Prepaid expenses and other	5,800	6,400	(23,400)	29,700
Accounts payable and accrued liabilities	57,200	(16,800)	91,500	(37,000)
Income taxes	(1,100)	89,800	(30,000)	16,900
Accrued interest	(71,300)	133,900	(6,200)	(3,200)
Accrued license fees	2,700	1,600	1,500	(2,700)
Program rights obligations	(2,800)	(2,300)	(1,200)	(7,200)
Other, net	7,600	(3,900)	8,500	(3,500)

Net cash provided by operating activities from continuing operations	21,600	163,800	117,900	474,800
Net cash (used in) provided by operating activities from discontinued operation	(13,100)	(5,000)	3,100	(33,600)

Net cash provided by operating activities	8,500	158,800	121,000	441,200

Cash flows from investing activities:
Short-term investment fund	(78,800)	—	—	—
Acquisitions	(19,100)	(14,000)	—	(120,100)
Proceeds from sale of radio stations	4,400	—	—	—
Proceeds from sales of music business	11,600	—	—	—
Proceeds from sale of investments	10,400	19,600	—	52,700
Capital expenditures	(65,200)	(54,100)	(15,600)	(80,200)
Other, net	—	2,700	(300)	900

Net cash used in investing activities from continuing operations	(136,700)	(45,800)	(15,900)	(146,700)
Net cash used in investing activities from discontinued operation	—	(100)	(400)	(9,300)

Net cash used in investing activities	(136,700)	(45,900)	(16,300)	(156,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,278,100	9,200,000	80,000	550,000
Capital contribution from management	—	3,971,600	—	—
Payment for share-based awards	—	(12,546,700)	—	—
Repayment of current portion of long-term debt	(683,300)	(243,700)	(221,200)	(938,900)
Purchases of treasury shares	—	—	(2,600)	(14,500)
Proceeds from stock options exercised	—	—	16,800	91,600
Income tax benefit from share-based awards	—	—	3,800	32,100
Deferred financing costs	—	(291,900)	(100)	(1,400)
Merger-related (payments) and receipts	—	(296,300)	235,400	—

Net cash provided by (used in) financing activities from continuing operations	594,800	(207,000)	112,100	(281,100)
Net cash provided by (used in) financing activities from discontinued operation	—	—	—	—

Net cash provided by (used in) financing activities	594,800	(207,000)	112,100	(281,100)

Net increase (decrease) in cash	466,600	(94,100)	216,800	4,100
Cash and cash equivalents, beginning of period	226,200	320,300	103,500	99,400

Cash and cash equivalents, end of period	$692,800	$226,200	$320,300	$103,500

Supplemental disclosure of cash flow information:
Interest paid	$824,800	$482,800	$22,300	$79,400
Income taxes paid	$5,200	$5,100	$700	$120,700

See Notes to Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Dollars in thousands, except share and per-share data, unless otherwise indicated)

1. Summary of Significant Accounting Policies

Nature of operations—Univision Communications Inc., together with its subsidiaries (the “Company” or “Univision”), is the leading Spanish-language media company in the United States and has continuing operations in three business segments: television, radio and Interactive Media. The Company’s television operations include the Univision and TeleFutura networks, Galavisión, the Company’s cable television network and the Company’s owned and operated television stations. Univision Radio, Inc. (“Univision Radio”) operates the Company’s radio business, which includes its owned and operated radio stations and radio network. Univision Interactive Media operates the Company’s Internet portal, Univision.com.

The Company’s music division was sold on May 5, 2008. See Note 3. Discontinued Operations.

The consolidated financial statements and notes present the financial position and results of operations using the new basis of accounting due to the merger transaction, more fully described in Note 2. The Merger, with a black line separating the results of operations, changes in stockholder’s equity and cash flows prior to the merger transaction.

Principles of Consolidation—The consolidated financial statements include the accounts and operations of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The operating results of acquired companies are included in the consolidated statement of operations of the Company from the date of acquisition.

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

Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses, including impairments, during the reporting period. Actual results could differ from those estimates.

Revenue recognition—Net revenue comprises gross revenues from the Company’s television and radio broadcast, cable and Interactive Media businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations, less agency commissions, volume and prompt payment discounts, music license fees paid by television and compensation costs paid to an affiliated television station. The amounts deducted from gross revenues, principally represent agency commissions, which aggregate to $341.8, $280.2, $74.4 and $345.8 million for the year ended December 31, 2008, nine months ended December 31, 2007, three months ended March 31, 2007 and the year ended December 31, 2006, respectively. The Company’s television and radio revenue is recognized when advertising spots are aired and performance guaranties, if any, are achieved. The Interactive Media business recognizes primarily display advertising and sponsorship advertisement revenue. Display advertising revenue is recognized as “impressions” are delivered and sponsorship revenue is recognized ratably over the contract period. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s Internet properties. All revenue is recognized only when collection of the resulting receivable is reasonably assured.

The Company has certain contractual commitments, primarily with Televisa, to provide future advertising and promotion time, subject to certain guarantees. The obligations associated with these commitments are recorded as deferred revenue at an amount equal to the fair value of the advertising and promotion time to be provided. Deferred revenue is relieved and revenue is recognized as the related advertising and promotion time is provided.

Accounting for Goodwill, Intangible Assets and Long-Lived Assets

Goodwill and other intangible assets with indefinite lives are tested annually or more frequently if circumstances indicate a possible impairment exists pursuant to Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”). For indefinite-lived intangible assets, the Company compares the fair value to the corresponding carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. For goodwill, SFAS No. 142 requires that the estimated fair value of a reporting unit be compared to its carrying value, including goodwill (the “Step 1 Test”). In Step 1 Test, the Company estimated the fair value of each of our reporting units using a combination of discounted cash flows and market-based valuation methodologies. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples and the amount and timing of expected future cash flows. The cash flows employed in our valuation analysis are based on the Company’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose estimated fair value exceeded the carrying value, no further testwork was required and no impairment was recorded. For those reporting units whose carrying value exceeded the fair value, a second test was required to measure the impairment loss (the “Step 2 Test”). In Step 2 Test, the fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge. See Note 6. Intangible Assets and Goodwill.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for Impairment of Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. See “Notes to Consolidated Financial Statements — 6. Intangible Assets and Goodwill.”

Derivative instruments—The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The Company utilizes interest rate swaps in order to manage the earnings and cash flow volatility of changes in interest rates. The Company does not use derivative instruments for trading or speculative purposes. The Company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as cash flow hedges. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivative’s gains or losses are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods that the hedged item affects earnings. If the Company ceases to apply hedge accounting or the derivative no longer qualifies for hedge accounting, the future change in the fair value of the derivative will be recorded to earnings and any associated balance in other comprehensive income or loss will be reclassified into earnings in the same periods during which the interest payments that originally were being hedged occur. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in earnings in the period in which the underlying hedged item is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, the derivative instrument would be closed and the resulting gain or loss would be recognized in earnings. On October 31, 2008, the Company ceased applying hedge accounting on its cash flow hedges as a result of selecting interest payment periods that differed from the interest rate swap contracts.

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

Share-based compensation—On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires compensation expense relating to share-based payments to be recognized in earnings using a fair-value measurement method. The Company has elected to use the straight-line attribution method of recognizing compensation expense over the vesting period. The fair value of each new stock option award will be estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which is the same model that was used by the Company prior to the adoption of SFAS No. 123R. The Company elected the modified prospective method and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006.

Share-based compensation expense reduced the Company’s results of operations as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007		Year Ended December 31, 2006
Income from continuing operations before income taxes	$5,500	$3,900	$53,600	(a)	$12,700
Net income	$3,300	$2,300	$21,400		$7,600

(a)	As a result of the Merger, the Company accelerated approximately $31.9 million of share-based compensation and expensed change in control of share-based compensation of $14.5 million.

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of risk include primarily cash and cash equivalents, short-term investment funds, trade receivables and financial instruments used in hedging activities. The Company’s objective for its cash and cash equivalents is to invest in high-quality money market funds that are prime triple AAA rated, have diversified portfolios and have strong financial institutions backing them. During the third quarter of 2008, the Company recorded an investment loss of $11.3 million, including approximately $0.3 million of legal fees, on a money-market investment in the Reserve Primary Fund. See Note 7. Financial Instruments and Fair Value Measures. The Company sells its services and products to a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. No one customer represented more than 10% of net revenue of the Company for the year ended December 31, 2008, the nine months ended December 31, 2007, the three months ended March 31, 2007 and the year ended December 31, 2006. The Company extends credit based on an evaluation of the customers’ financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The counterparties to the agreements relating to the Company’s financial instruments consist of major, international institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company monitors the credit ratings of such counterparties and limits the financial exposure with any one institution.

Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) defers the effective date of FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), for one year to be applicable for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157, as it applies to nonfinancial assets and nonfinancial liabilities, will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact on its consolidated financial statements that the application of SFAS No. 157 will have on its nonfinancial assets and liabilities.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on its financial statements.

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

The acquisition was accounted for using the purchase method of accounting as though the Merger closed on March 31, 2007 for convenience purposes to align the Merger transaction date to the accounting close date, considering the insignificant impact to the statement of operations. The statement of operations for the three months ended March 31, 2007 excludes depreciation and amortization of the purchase accounting adjustments and interest in the new debt related to the Merger for the period March 29, 2007 through March 31, 2007 which were recorded in the subsequent quarter.

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

Merger-Related Expenses

As a result of the Merger, the Company incurred the following merger-related expenses:

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007		Year Ended December 31, 2006
Share-based compensation expense	$—	$—	$46,400	(a)	—
Change in control payments to employees	—	2,400	41,900		2,200
Advisory success fee	—	—	32,800		—
Legal fees	1,000	1,300	16,100		4,100
Other non-compensation expenses	100	1,900	4,300		7,100
Other compensation expenses	1,300	400	2,700		—

Total Merger-related expenses	$2,400	$6,000	$144,200		$13,400

(a)	As a result of the Merger, the Company accelerated approximately $31.9 million of share-based compensation and expensed change in control share-based compensation of $14.5 million.

Voluntary Contribution Per FCC Consent Decree

On March 27, 2007, the Federal Communications Commission (“FCC”) and Univision entered into a Consent Decree to resolve pending license renewal proceedings where petitioners alleged that certain Univision stations failed to comply with the children’s programming requirements set forth in the Children’s Television Act of 1990 and Section 73.671 of the Commission’s rules. The FCC agreed to terminate the proceedings and grant the stations’ renewal applications, and the Company agreed to make a $24.0 million voluntary contribution to the United States Treasury. The contribution was accrued as of March 31, 2007 and was paid in April 2007.

3. Discontinued Operations

Prior to the completion of the Merger, the Sponsors decided to dispose of the Company’s music recording and publishing business. As a result, the music division’s results of operations, assets and liabilities are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. During the fourth quarter of 2007, the Company recorded a pretax impairment charge on the music business of $190.6 million.

During the first quarter of 2008, the Company identified additional non-core assets of its radio and television reporting units for disposal and classified them as discontinued operations. During the fourth quarter of 2008 based on current market conditions, the Company determined that the additional non-core assets would no longer meet the discontinued operations criteria. Accordingly, these non-core assets of the radio and television reporting units were classified as continuing operations.

On May 5, 2008, the Company completed the sale of its music recording and publishing businesses to UMG Recordings, Inc., an entity controlled by Universal Music Group pursuant to a purchase agreement dated as of February 27, 2008. The total consideration was $153.0 million (including approximately $13.0 million for working capital), paid to the Company in cash as follows: (i) approximately $113.0 million at the closing, (ii) $11.5 million payable upon the first anniversary of the closing, (iii) $12.5 million payable upon the second anniversary of the closing, (iv) $6.0 million payable upon the third anniversary of the closing, and (v) $10.0 million payable upon the fourth anniversary of the closing, subject to purchase price adjustments, as agreed to by the parties.

Under the purchase agreement, the Company has committed to provide advertising support through broadcast commercials that will be aired on its Univision and Telefutura Networks, and its owned and operated television stations, for the Universal Music Group and its Latin artists until May 2013. The total consideration includes amounts payable to the Company for such advertising support. The Company is required to indemnify Universal from and against losses it may incur arising out of breaches by the Company of representations, warranties and covenants set forth in the purchase agreement, subject to certain limitations as set forth in the purchase agreement.

Net of $21.8 million of closing costs, the Company allocated $12.5 million of the total purchase price to the assets of the music recording and publishing business and $118.7 million to the advertising support the Company has committed to provide, based on the relative fair values of the assets of the music business sold and the advertising support commitments, to the aggregate fair value. The $118.7 million of deferred advertising revenues associated with the television segment will be recognized into revenue over the next five years.

The sale of the music business generated a deferred tax asset of approximately $147.0 million related to the excess tax basis the Company had in the music entities. As of December 31, 2008, the Company has offset this asset with a valuation allowance of the same amount since, based on the weight of available evidence, it is more likely than not that the deferred tax asset recorded will not be realized.

The Company repaid approximately $114.7 million of its $500.0 million bank second-lien asset sale bridge loan in May 2008 with the proceeds from the sale of its music recording and publishing businesses and certain non-core assets.

The discontinued operation information below relates to the music business that was sold by the Company in May 2008.

Results of the discontinued operation (the music business sold in 2008) are as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Net revenue	$29,500	$81,800	$41,300	$141,100
(Loss) income from discontinued operation	$(5,900)	$(201,400)	$2,600	$(4,900)
(Benefit) provision for income taxes	(2,300)	(14,000)	1,000	(5,100)
Loss on sale of discontinued operation	(1,800)	—	—	—
Benefit for income taxes	(700)	—	—	—

(Loss) income from discontinued operation, net of income taxes	$(4,700)	$(187,400)	$1,600	$200

The financial position of the discontinued operation (the music business sold in 2008) is as follows:

December 31, 2007
Current assets held for sale:
Accounts receivable, net	$23,500
Deferred taxes	9,300
Prepaid and other current assets	19,800
Property and equipment	2,600
Intangible assets	7,000
Other long-term assets	10,700

$72,900

Current liabilities held for sale:
Accounts payable and accrued liabilities	$63,300
Other long-term liabilities	1,000

$64,300

4. Property and Equipment

Property and equipment consists of the following as of December 31, 2008 and 2007:

	2008	2007
Land and improvements	$170,700	$167,000
Building and improvements	256,900	242,100
Broadcast equipment	187,400	192,800
Furniture, computer and other equipment	129,700	104,200
Capital leases—transponder equipment	18,600	27,100

	763,300	733,200
Accumulated depreciation	(131,600)	(59,300)

	$631,700	$673,900

Depreciation expense on property and equipment was $72.3, $59.4, $19.5 and $80.1 million for the year ended December 31, 2008, the nine months ended December 31, 2007, three months ended March 31, 2007 and the year ended December 31, 2006, respectively. Accumulated depreciation related to capital leases for the transponder equipment at December 31, 2008 and 2007 is $4.4 million and $2.9 million, respectively. The Company evaluates its property and equipment for impairment. See Note 6. Intangible Assets and Goodwill.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2008 and 2007:

	2008	2007
Trade accounts payable and accruals	$119,800	$107,700
Accrued compensation	47,500	64,000
Deferred advertising revenue	94,300	7,700

	$261,600	$179,400

Restructuring and Related Charges

In 2008, in response to continuing economic conditions, the Company incurred restructuring and related charges related to a reduction in its workforce and discontinued certain programming. The Company recorded a charge of approximately $45.0 million comprised of a workforce reduction of $32.8 million and a programming impairment of approximately $12.2 million.

	Employee Terminations	Abandonment of Programming Costs	Total
Liability as of December 31, 2007	$6,500	$—	$6,500
2008 restructuring and related charges	32,800	12,200	45,000
Impairment of programming costs	—	(12,200)	(12,200)
Cash paid in 2008	(15,100)	—	(15,100)

Liability as of December 31, 2008	$24,200	$—	$24,200

The restructuring and related charges in 2008 were $40.2, $4.6 and $0.2 million for the television, radio and Interactive Media segments, respectively. For the nine months ended December 31, 2007, restructuring and related charges were $7.0 and $0.8 million for the television and radio segments, respectively.

6. Intangible Assets and Goodwill

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

In the first quarter of 2008, the Company recorded an impairment loss of $115.1 million related to assets the Company intended to dispose of, including $92.0 million related to assets which have been reclassified from discontinued operations to continuing operations. In the third quarter, due to the economic slowdown which affected the Company’s operating revenues and margins and the lower trading multiples within the media and broadcasting industry, the Company performed an interim impairment test. As a result of this analysis, the Company recorded an impairment loss of $3,685.0 million.

On October 1, 2008, the Company performed its annual impairment testing analysis and then updated this analysis as of December 31, 2008 due to the continued economic downturn. As a result, the Company recognized an impairment loss of $1,572.5 million in the fourth quarter of 2008.

Below is a summary of the Company’s impairment losses for 2008:

(amounts in millions)	Quarter Ended March 31, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008	Year Ended December 31, 2008
Television
Goodwill	$—	$580.0	$888.3	$1,468.3
FCC licenses	45.4	801.4	301.0	1,147.8
Trademarks	—	120.0	63.9	183.9
Equity Media Holdings Corporation	8.5	—	—	8.5
Other, including property and equipment(a)	1.6	—	1.2	2.8

Total television	55.5	1,501.4	1,254.4	2,811.3

Radio
Goodwill	19.5	800.0	—	819.5
FCC licenses	40.1	1,243.6	309.3	1,593.0
Trademarks	—	30.0	8.8	38.8

Total radio	59.6	2,073.6	318.1	2,451.3

Interactive Media
Goodwill	—	100.0	—	100.0
Trademarks	—	10.0	—	10.0

Total Interactive Media	—	110.0	—	110.0

Total impairment losses	$115.1	$3,685.0	$1,572.5	$5,372.6

(a)	Impairment losses related to SFAS No. 144.

The following is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, estimated amortization expense for the years 2009 through 2013, and goodwill by segment:

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized
Multiple system operator contracts and relationships and broadcast affiliate agreements	$981,700	$75,800	$905,900
Advertiser related intangibles, primarily advertiser contracts	105,300	34,500	70,800
Other amortizable intangibles	1,400	1,000	400

Total	$1,088,400	$111,300	977,100

Intangible Assets Not Being Amortized
Broadcast licenses	2,743,100
Trademarks	376,000
Other intangible assets	200

Total	3,119,300

Total intangible assets, net	$4,096,400

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized
Multiple system operator contracts and relationships and broadcast affiliate agreements	$981,700	$32,600	$949,100
Advertiser related intangibles, primarily advertiser contracts	105,300	27,600	77,700
Other amortizable intangibles	1,000	400	600

Total	$1,088,000	$60,600	1,027,400

Intangible Assets Not Being Amortized
Broadcast licenses	5,469,300
Trademarks	610,100
Other intangible assets	1,100

Total	6,080,500

Total intangible assets, net	$7,107,900

Estimated amortization expense for the five years subsequent to December 31, 2008 is as follows:

Year	Amount
2009	$50,100
2010	$50,100
2011	$50,100
2012	$50,100
2013	$50,100

The Company has various intangible assets that are being amortized on a straight line basis. Advertiser related intangibles are being amortized through 2026, multiple system operator contracts and relationships and broadcast affiliate agreements and relationships are being amortized through 2027 and 2031, respectively, and other amortizable intangible assets are being amortized through 2010. For the year ended December 31, 2008, the nine months ended December 31, 2007, the three months ended March 31, 2007 and the year ended December 31, 2006, the Company incurred amortization expense of $50.6 million, $60.6 million, $0.6 million and $2.7 million, respectively. The remaining weighted average amortization period for all amortizable intangibles is approximately 21 years.

The changes in goodwill are as follows:

	Segments
	Television	Radio	Interactive Media	Total
Balance as of December 31, 2007	$6,040,000	$1,129,300	$107,900	$7,277,200
Goodwill impairment	(1,468,300)	(819,500)	(100,000)	(2,387,800)
Purchase accounting adjustments	(900)	(2,000)	—	(2,900)

Balance as of December 31, 2008	$4,570,800	$307,800	$7,900	$4,886,500

7. Financial Instruments and Fair Value Measures

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value measurements in any new circumstances. The Company was required to apply the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities that are remeasured at least annually on January 1, 2008. The Company will apply the recognition and disclosure provisions of SFAS No. 157 for the nonfinancial assets and nonfinancial liabilities on January 1, 2009.

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

Below are the assets and liabilities that are measured by the Company in accordance with SFAS No. 157 on a recurring basis as of December 31, 2008:

Description	Fair Value Measurements at Reporting Date Using
	As of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investment fund	$67,600	$—	$—	$67,600
Liabilities:
Interest rate swaps	$242,200	$—	$242,200	$—

Reserve Primary Fund—On September 16, 2008, the Company had an investment of approximately $371.4 million in the Reserve Primary Fund (“RPF”), a money market fund. The RPF indicated that the net asset value of the fund had declined to $0.97 per dollar and that withdrawals from the fund would be subject to a holding period. On September 22, 2008, the Securities and Exchange Commission (the “SEC”) issued an order granting an exemption that temporarily suspended redemptions of RPF and required the plan for disposition of RPF’s securities to meet redemptions to be subject to the SEC’s supervision. This order was effective as of September 17, 2008. Based upon RPF’s published net asset values, the Company recorded an investment loss of approximately $11.3 million, including approximately $0.3 million of legal fees. On September 29, 2008, the Board of Trustees of the Reserve Fund voted to liquidate the assets of RPF and distribute cash to RPF’s investors. The Company received approximately $188.4 million as a distribution from RPF on October 31, 2008, representing approximately 50% of the Company’s investment in RPF. On December 3, 2008, the Company received $104.4 million from RPF. The timing of receipt of the remaining proceeds cannot be determined at this time; however, the maturities of the underlying investments are within one year. Univision has adjusted the fair value measurement of RPF from Level 1 to Level 3 within SFAS 157’s three-tier fair value hierarchy. Changes in market conditions could result in further adjustments to the fair value of this investment. As of December 31, 2008, the remaining balance of $67.6 million has been classified as a short-term investment fund. The RPF made a third distribution on February 20, 2009 and the Company received $24.6 million.

Derivative Instruments—The Company measures these assets and liabilities on a recurring basis at fair value. The LIBOR swap curve, which is a significant observable input under the guidelines of SFAS No. 157, will continue to be the main input in the determination of the fair value of the Company’s interest rate swaps. However, under SFAS No. 157, the Company is also required to consider the effect of each party’s credit risk (credit standing) on the fair value of its hedges in all periods in which the swap asset or liability is measured because those who might hold the Company’s swap liabilities as assets, or swap assets as liabilities, would consider the effect of credit standing in determining the prices they would be willing to pay for similar assets or liabilities.

8. Investments

Investments consist of the following as of December 31:

	2008	2007
St. Louis/Denver LLC	$26,400	$44,600
Entravision Communications Corporation	24,400	154,100
TuTV LLC	2,700	2,500
Equity Media Holdings Corporation	—	23,500
Other investment	1,100	1,100

	$54,600	$225,800

Investments

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

The Company monitors Entravision’s Class A common stock, which is publicly traded, as well as Entravision’s financial results, operating performance and the outlook for the media industry in general. The Company follows the guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in determining whether a decline in fair value below basis is other than temporary. During the year ended December 31, 2008, the Company recorded charges related to an other-than-temporary decline in the value of its Entravision stock of $117.5 million. At December 31, 2008, after giving effect to this write-down and sale of securities, the Company had an investment in Entravision of $24.4 million and a book basis of $1.56 per share.

In addition, the Company realized losses of $1.6 million on the sale of Entravision securities for the year ended December 31, 2008. In connection with this transaction, the Company received cash of approximately $10.4 million and reduced its investment in Entravision by $12.0 million. On March 26, 2009, the Company sold 6.3 million shares of its Entravision stock for approximately $2.2 million and realized a loss of approximately $7.6 million. Following this transaction, the Company’s ownership interest on a fully-converted basis in Entravision is 9.9%.

Separately, during 2008, the Company recorded a non-cash impairment charge of $8.4 million on a note and an investment loss of $15.1 million related to Equity Media Holdings Corporation. On December 8, 2009, Equity Media Holdings Corporation filed a voluntary petition for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Eastern District of Arkansas.

Below is a summary of the Company’s investment losses for 2008:

(amounts in millions)	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008	Year Ended December 31, 2008
Entravision	$2.0	$78.6	$20.8	$17.7	$119.1
Equity Media Holdings Corporation	15.1	—	—	—	15.1
St. Louis / Denver LLC	—	—	15.0	2.4	17.4
Reserve Primary Fund	—	—	11.0	0.3	11.3

Total investment loss	$17.1	$78.6	$46.8	$20.4	$162.9

At December 31, 2007, the Company recorded an investment loss of $2.9 million, of this amount, $1.6 million was related to the Company’s investment in Entravision and $1.3 million was related to Equity Media

Holdings Corporation. In 2006, the Company recorded an investment loss of $3.7 million, of this amount, $5.2 million was related to an other than temporary decline in the fair value of an equity investment and $1.5 million was related to gains on the sale of the Company’s shares of Entravision Class U common stock.

9. Related Party Transactions

Management Fee Agreement

On March 29, 2007, the Company entered into a management agreement with Broadcasting Media and the Sponsors under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the year ended December 31, 2008 was $16.0 million and $14.4 million for the nine months ended December 31, 2007. The out-of-pocket expenses were $2.0 million and $1.2 million for the year ended December 31, 2008 and nine months ended December 31, 2007, respectively. The management service fees and out-of-pocket expenses are included in selling, general and administrative expenses on the statement of operations.

On January 29, 2008, Broadcasting Media entered into a consulting agreement with an entity controlled by the Chairman of the Board of Directors. See Note 12. Performance Award and Incentive Plans.

Sponsor Related Transactions

The Sponsors are private investment firms that have investments in companies that do business with Univision. No individual Sponsor has a controlling ownership interest in Univision. The Sponsors have controlling ownership interests or ownership interests with significant influence with companies that do business with Univision. In the opinion of management, all business conducted by Univision with companies that the Sponsors have an ownership in are transactions entered into in the ordinary course of business.

Loan to Joseph Uva

On June 19, 2007, Broadcasting Media, Univision’s parent and Joseph Uva, the Chief Executive Officer of Broadcasting Media and Univision, entered into a promissory note and stock pledge agreement pursuant to which Broadcasting Media made to Mr. Uva a full recourse loan in an amount equal to $2.0 million to enable Mr. Uva to purchase 210,031 shares of restricted Class A-1 common shares of Broadcasting Media. Mr. Uva’s payment obligation under the promissory note is secured by the restricted Class A-1 common shares of Broadcasting Media, and Broadcasting Media has a first priority security interest in such shares. The promissory note bears interest at an annual rate of 4.59%. One-third of Mr. Uva’s annual bonus, starting with the annual bonus for Broadcasting Media’s fiscal year commencing January 1, 2008, will be applied to repayment of the promissory note, provided that the promissory note shall not remain outstanding following June 19, 2013. At December 31, 2008, there was $2.1 million outstanding, which includes $0.1 million of accrued interest. For the year ended December 31, 2008, Mr. Uva has not paid any of the principal or interest on the promissory note.

10. Debt

Long-term debt consists of the following as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Bank senior secured revolving credit facility	$715,400	$—
Bank senior secured term loan facility	7,000,000	7,000,000
Bank second-lien asset sale bridge loan	385,300	500,000
Bank senior secured draw term loan	450,000	200,000
Senior notes—9.75% / 10.50% due 2015	1,500,000	1,500,000
Senior notes—7.85% due 2011	515,900	521,400
Senior notes—3.875% due 2008	—	245,600

	10,566,600	9,967,000
Less current portion	(385,300)	(245,600)

Long-term debt	$10,181,300	$9,721,400

The Company has a 7-year, $750.0 million bank senior secured revolving credit facility. Interest accrues at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the year ended December 31, 2008, the effective interest rate related to this facility was 3.5%. On April 7, 2008, the Company borrowed $700.0 million from this facility. Although the Company had no immediate needs for additional liquidity, in light of the then current financial market conditions, the Company drew on the facility to provide it with greater financial flexibility. The cash proceeds of the borrowings are currently maintained in highly liquid short-term investments and in the Reserve Primary Fund. At December 31, 2008, there was $715.1 million outstanding on this facility and $0.3 million was unavailable due to a defaulting lender. After giving effect to borrowings and outstanding letters of credit of $34.6 million as of December 31, 2008, the Company did not have the ability to borrow additional funds under this facility.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the year ended December 31, 2008, the effective interest rate related to this facility was 7.0%. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012.

The bank second-lien asset sale bridge is a 2 year loan totaling $500 million and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the year ended December 31, 2008, the effective interest rate related to this loan was 5.4%. The Company repaid approximately $114.7 million of its $500.0 million bank second-lien asset sale bridge loan in May 2008 with the proceeds from the sale of its music recording and publishing business and certain non-core assets. There was $385.3 million outstanding on this loan as of December 31, 2008 that is payable on March 30, 2009. See “Notes to Consolidated Financial Statements—3. Discontinued Operations” concerning the sale of the Company’s music recording and publishing businesses.

The Company has a 7.5 year, $450 million bank senior secured draw term loan facility, the balance of which is only available to repay the Company’s $450.0 million pre-Merger 2007 and 2008 senior notes. In 2007, the Company borrowed $200.0 million to repay the 2007 senior notes. On April 9, 2008, the Company borrowed the remaining available $250.0 million from this facility. On October 15, 2008, the Company repaid the $250.0 million senior notes with these borrowings. After the draw down, there is no remaining credit available under this facility. During the year ended December 31, 2008, the effective interest rate related to this loan was 4.8%. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012. There was $450.0 million outstanding under this facility at December 31, 2008.

The 9.75% senior notes are 8 year notes due 2015, totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes was paid in cash on September 15, 2007. For any interest period thereafter through March 15, 2012, the Company may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The notes bear interest at 9.75% and PIK interest will accrue at 10.50%. These senior notes pay interest on March 15th and September 15th each year, beginning September 15, 2007. On March 12, 2009, the Company elected the PIK option to pay all interest under these notes for the interest period commencing on March 15, 2009 and continuing through September 14, 2009. The Company has elected to pay PIK interest in the amount of approximately $79.0 million for the interest period commencing on March 15, 2009 to enhance liquidity in light of the current uncertainty in the financial markets. The Company will evaluate this option prior to the beginning of each eligible interest period, taking into account market conditions and other relevant factors at that time.

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

When the Company issued the senior notes due 2008, it entered into two fixed-to-floating interest rate swaps. Following the Merger, these two swaps no longer qualified for hedge accounting. During the year ended December 31, 2008, the Company recognized a $0.4 million charge related to the changes in the fair value of these swaps. This $0.4 million charge is reported in interest expense in the Company’s statement of operations. The swap agreement terminated October 15, 2008.

In August 2007, the Company entered into a $5 billion three-year interest rate swap on its variable rate bank debt. In October 2007, the Company also entered into a $2 billion two-year interest rate swap on its variable rate bank debt. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. As a result of these interest rate swaps, the Company had no interest rate exposure on its $7 billion bank senior secured term loan facility. Through October 31, 2008, these interest rate swaps were accounted for as highly-effective cash flow hedges.

On October 31, 2008, the Company ceased applying hedge accounting on its cash flow hedges as a result of selecting interest payment periods that differed from the interest rate swap contracts. Subsequent to ceasing the application of hedge accounting, the Company recorded changes in the fair value of these contracts into earnings. Additionally, the Company began to amortize the balance of approximately $111.5 million from accumulated other comprehensive loss into earnings. The Company amortizes the amount in accumulated other comprehensive loss into earnings in the same periods during which the original hedged interest payments were forecast. For the year ended December 31, 2008, subsequent to ceasing the application of hedge accounting, the Company recorded a pretax expense of approximately $68.6 million in fair market adjustments and accumulated other comprehensive loss amortization. At December 31, 2008 the Company had the following amounts recorded on its balance sheet related to these interest rate swap contracts:

in millions	At December 31, 2008
Current portion of interest rate swap liability	($49.1)
Long-term portion of interest rate swap liability	($193.1)
Accumulated other comprehensive loss	$105.5

The $5.0 billion interest rate swap contracts expire on April 30, 2010. The $2.0 billion interest rate swap contract expires on October 31, 2009. The Company will record fair market adjustments into income on these swaps until contract termination. Similarly, accumulated other comprehensive amounts will be amortized through the contract termination date.

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

The Senior Secured Credit Facilities and the senior notes contain various covenants and a breach of any covenant could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under our Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under our Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral. The Company is in compliance with all covenants, including financial covenants under its bank credit agreement governing the Senior Secured Credit Facilities as of December 31, 2008.

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

Maturities of long-term debt for the five years subsequent to December 31, 2008 are as follows:

Year	Amount
2009	$385,300
2010	139,700
2011	702,200
2012	102,400
2013	74,500
Thereafter	9,162,500

$10,566,600
Less current portion	(385,300)

Long-term debt	$10,181,300

11. Income Taxes

The Company files a consolidated federal income tax return. The income tax provision for continuing operations for the year ended December 31, 2008, the nine months ended December 31, 2007, the three months ended March 31, 2007 and the year ended December 31, 2006 comprised the following charges and (benefits):

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Current:
Federal	$—	$—	$(23,500)	$149,400
State	2,900	1,500	(2,800)	17,800
Foreign	3,200	900	—	400
Deferred:
Federal	(1,157,200)	(25,200)	18,200	56,700
State	(141,900)	(4,100)	2,200	7,000
Foreign	8,600	3,100	—	—

Total	$(1,284,400)	$(23,800)	$(5,900)	$231,300

The Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007
Current deferred tax assets:
Accrued severance and litigation	$3,300	$3,000
Accrued vacation	7,600	4,900
Allowances	9,400	8,900
Accrued facility-related costs	1,100	900
Accrued insurance	2,700	4,700
Televisa settlement cost	3,500	—
Interest rate swap	19,300	—

Total current deferred tax assets	46,900	22,400

Current deferred tax liabilities:
Other liabilities	3,200	400

Total current deferred tax liabilities	3,200	400

Net current deferred tax assets	43,700	22,000

Long-term deferred tax assets:
Equity loss in unconsolidated subsidiaries	14,300	17,800
Deferred compensation	5,800	8,200
Foreign loss carryforwards	15,300	6,900
Federal and state loss carryforwards	186,500	57,300
Other than temporary decline in investments	85,000	21,700
Interest rate swap	75,900	66,300
Deferred financing costs	7,500	—
Capital loss carryforwards	147,000	—
Televisa settlement cost	20,300	—
Other assets, net	5,200	7,900

Long-term deferred tax assets	562,800	186,100
Less: valuation allowance	(241,200)	(13,700)

Total net long-term deferred tax assets	321,600	172,400

Long-term deferred tax liabilities:
Property and equipment, net	73,200	87,500
Intangible assets, net	1,073,000	2,223,700

Total long-term deferred tax liabilities	1,146,200	2,311,200

Net long-term deferred tax liabilities	$824,600	$2,138,800

The Company has a deferred tax asset of $85.0 million relating to an other than temporary decline in the value of its investments in Entravision, Equity Media Holdings Corporation, the St. Louis/Denver joint venture and Univision Home Entertainment. This asset is offset by a valuation allowance of $78.9 million because, based on the weight of all available evidence, it is more likely than not that this portion of the deferred tax asset recorded will not be recognized.

The Company has a deferred tax asset of $147.0 million relating to the sale of the music business. This asset is offset by a valuation allowance of $147.0 million because, based on the weight of all available evidence, it is more likely than not that the deferred tax asset recorded will not be recognized.

The Company has a deferred tax asset of $15.3 million relating to the net operating losses generated by its Puerto Rican subsidiary, which is subject to income tax in Puerto Rico. This asset is offset by a valuation allowance of $15.3 million because, based on the weight of all available evidence, it is more likely than not that the deferred tax asset recorded will not be recognized.

As of December 31, 2008, the Company had a tax net operating loss of approximately $475.0 million, which expires in the years 2027 and 2028 if not used.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Predecessor
Balance at January 1, 2007	$9,400
Addition based on activities through March 31, 2007	3,400

Balance at March 31, 2007	$12,800

Successor
Addition based on activities from April 1, 2007 through December 31, 2007	$20,900
Additions for tax positions of prior years	700
Reduction for tax positions of prior years	—
Reduction for settlements	(4,500)
Lapse in statute of limitations	(1,700)

Balance at December 31, 2007	$28,200
Addition based on activities from January 1, 2008 through December 31, 2008	4,800
Additions for tax positions of prior years	5,400
Reduction for tax positions of prior years	—
Reduction for settlements	—
Lapse in statute of limitations	—

Balance at December 31, 2008	$38,400

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $27.4 million in the aggregate. The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. As of December 31, 2008, the Company has approximately $3.0 million of accrued interest related to uncertain tax positions.

The Company has substantially concluded all U.S. federal income tax matters for years through 2006. Substantially all material state income tax matters have been concluded for years through 2001.

For the year ended December 31, 2008, the nine months ended December, 31, 2007, the three months ended March 31, 2007 and the year ended December 31, 2006, a reconciliation of the federal statutory tax rate to the Company’s effective tax rate for continuing operations is as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%	35.0%
State and local income taxes, net of federal tax benefit	(2.2)	(1.8)	(0.9)	4.1
Wages and benefits	—	0.3	4.4	0.9
Credits and state refunds	—	—	0.4	(0.1)
Valuation allowance	1.0	3.4	—	—
Merger related expenses	—	—	22.5	—
Puerto Rico rate differential	—	0.2	—	—
Goodwill impairments	13.0	—	—	—
Other	3.1	4.7	0.6	—

Total effective tax (benefit) rate	(20.1)%	(28.2)%	(8.0)%	39.9%

12. Performance Award and Incentive Plans

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

The 2007 Plan was adopted as of March 29, 2007, to attract, retain and motivate officers and employees of, consultants to, and non-employee directors providing services to, the Company, to provide additional incentives to employees, consultants and directors and to promote the success of the Company’s business. Under the provisions of the 2007 Plan, as amended, the maximum number of shares that may be issued pursuant to awards made under the plan is (i) 1,657,742 shares of Class A Stock, (ii) 9,000 shares of Class L Stock and (iii) 22,000 shares of Preferred Stock, and such additional securities in such amounts and such classes as the Board of Directors or Plan Committee may approve. As of December 31, 2008, 385,130 shares of Class A Stock, 486 shares of Class L Stock and 601 shares of Preferred Stock remain available for awards under the share authorization of the 2007 Plan.

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

Following the Merger, Broadcasting Media granted 706,718 Class A Stock restricted stock and restricted stock unit awards, 8,514 Class L Stock restricted stock unit awards and 21,399 preferred stock restricted stock unit awards to certain executive officers under the 2007 Plan. The executive officers purchased 630,093 restricted stock awards of the 706,718 Class A restricted stock and restricted stock unit awards at fair value and therefore there is no share-based compensation related to the purchased awards. The total fair value of the awards granted to the executive officers, excluding the restricted stock awards they purchased, is approximately $11.6 million and the Company amortized approximately $4.6 million and $3.5 million for the year ended December 31, 2008 and the nine months ended December 31, 2007, respectively. Total compensation cost related to non-vested awards not yet recognized at December 31, 2008 is approximately $3.5 million and the weighted average period over which it is expected to be recognized is approximately 0.75 years. Share-based compensation cost will be charged to income (loss) on a straight-line basis over the requisite service period, which is generally the vesting period.

As of December 31, 2008, Broadcasting Media granted 565,894 stock option awards for Class A Stock under the 2007 Plan. The total fair value of the awards granted is approximately $3.7 million and the Company amortized approximately $0.8 million, in the aggregate, for both the year ended December 31, 2008 and the nine months ended December 31, 2007. Total compensation cost related to non-vested awards not yet recognized at December 31, 2008 is approximately $1.8 million and the weighted average period over which it is expected to be recognized is approximately 3.5 years. Share-based compensation cost will be charged to income (loss) on a straight-line basis over the requisite service period, which is generally the vesting period. In accordance with SFAS No. 123R, the Company estimates forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

A summary of stock options and restricted stock outstanding as of December 31, 2008, and the changes during the year then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2007	370,934	$13.23
Granted	194,960	$13.52
Exercised	—	$—
Forfeited, canceled, or expired	—	$—

Outstanding at December 31,2008	565,894	$13.33	3.5	$—

Exercisable at December 31, 2008	—

The weighted-average grant-date fair value of options granted during the year ended December 31, 2008, the nine months ended December 31, 2007 and the year ended December 31, 2006 was $1.41, $6.46 and $12.01, respectively, per share. The Company’s stock options vest between two to five years.

Cash received from the exercise of stock options in the three months ended March 31, 2007 and the year ended December 31, 2006 was $16.8 and $91.6 million, respectively. The actual tax benefit realized for tax deductions from stock options exercised during the three months ended March 31, 2007 and the year ended December 31, 2006 was $3.8 and $32.1 million, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and the year ended December 31, 2006 was $134.9 and $80.4 million, respectively.

	Restricted Stock and Restricted Stock Unit Awards	Weighted Average Grant Price
Balance at December 31, 2007	736,631	$26.31
Granted	—
Converted	—
Forfeited, canceled, or expired	—

Outstanding at December 31, 2008	736,631	$26.31

The weighted-average grant-date fair value of restricted stock units granted during the nine months ended December 31, 2007 and the year ended December 31, 2006 was $26.31 and $33.63 per share, respectively. The Company did not grant restricted stock unit awards in 2008.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the below weighted-average assumptions used for grants in 2007 and 2006. The Black-Scholes-Merton option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the stock price volatility and expected life.

	Successor		Predecessor
	2008	2007	2006
Volatility	59.28%	48.76%	29.29%
Dividends	0.00%	0.00%	0.00%
Expected Term	7	7	6
Risk-free interest rate	3.51%	4.07%	4.31%

On January 29, 2008, Broadcasting Media entered into a consulting agreement with an entity controlled by Univision’s Chairman of the Board of Directors. The agreement will pay up to 3% of defined appreciation realized by the Sponsors and co-investors on their investments in Broadcasting Media and Broadcast Holdings in excess of certain preferred returns and performance thresholds, which increase over time. This agreement has been accounted for in accordance with the provisions of SFAS No. 123R. Changes, either increases or decreases, in the defined appreciation in excess of the preferred returns and performance thresholds between the date of the consulting agreement and a liquidation event result in a change in the measure of consulting expense. The term of the consulting agreement is indefinite, subject to the right of either party to terminate the agreement. There was no consulting expense recognized by the Company for the year ended December 31, 2008.

13. Commitments

The Company has long-term operating leases expiring on various dates for office, studio, automobile and tower rentals. The Company’s operating leases, which are primarily related to buildings and tower properties, have various renewal terms and escalation clauses. The Company also has long-term capital lease obligations for its transponders that are used to transmit and receive its network signals. In 2004, the Company entered into a new transponder capital lease of $23.4 million. The following is a schedule by year of future minimum rental payments under noncancelable operating and capital leases as of December 31, 2008:

Year	Operating Leases	Capital Leases
2009	$33,300	$8,200
2010	30,400	8,100
2011	28,500	8,000
2012	27,200	7,600
2013	22,700	3,200
Thereafter	90,000	19,500

Total minimum lease payments	$232,100	54,600

Interest		(10,300)

Total present value of minimum lease payments		44,300
Current portion		(5,800)

Capital lease obligation, less current portion		$38,500

Rent expense totaled $43.4, $32.9, $10.4 and $44.1 million for the year ended December 31, 2008, the nine months ended December 31, 2007, three months ended March 31, 2007 and the year ended December 31, 2006, respectively.

The Company is party to a lease for a three-story building with approximately 92,500 square feet for the relocation of its owned and/or operated television and radio stations and studio facilities in Puerto Rico. The building is to be constructed and owned by the landlord, with occupancy of the premises expected during the second half of 2009. The term of the lease is 50 years. The sum of the lease payments will be approximately $74 million over 50 years.

In June 2005, the Company entered into a new seven-year contract with Nielsen Media Research (“Nielsen”), to provide local market television programming ratings services for the Univision Television Group and the TeleFutura Television Group at a total cost of approximately $132 million. The aggregate payment remaining under the agreement, at December 31, 2008, is approximately $66.9 million, which will be paid through February 2012.

In January 2001, Univision Network entered into a program license agreement with Coral International Television Corp. (the exclusive distributing agent for Radio Caracas Television) to acquire approximately 780 hours of new novellas per year through January 2011. In 2008, the aggregate payment under the contract was adjusted to approximately $64.1 million, with an aggregate payment remaining under the contract of approximately $26.6 million at December 31, 2008.

Telefutura Network has several program license agreements for various movies. The agreements commenced in January 2002 and expire on various dates through December 2016. The remaining payments under the agreements are approximately $11.1, $5.2 and $8.2 million for the years 2009, 2010 and the period January 2011 through December 2016, respectively.

In the third quarter of 2006, the Company entered into a new four-year contract, which since then has been amended, with Arbitron to provide ratings services for our Radio business. At December 31, 2008, the Company had commitments with Arbitron of approximately $30.3 million, which will be paid through 2013.

The Company has various music license agreements for its television and radio businesses. These contracts grant the Company a license to broadcast musical compositions. The remaining payments under these contracts are approximately $30.8 million, which will be paid through 2013.

On November 2, 2005, the Company acquired the Spanish-language broadcast rights in the U.S. to the 2010 and 2014 Fédération Internationale de Football Association (“FIFA”) World Cup soccer games and other 2007 through 2014 FIFA events. A series of payments totaling $325 million is due over the term of the agreement, with approximately $278.5 million remaining as of December 31, 2008. In addition to these payments, and consistent with past coverage of the World Cup games, the Company will be responsible for all costs associated with advertising, promotion and broadcast of the World Cup games, as well as the production of certain television programming related to the World Cup games.

14. Contingencies

Televisa Program License Agreement (“PLA”) Litigation

Televisa and the Company have been parties to a program license agreement (the agreement in effect until January 22, 2009 is referred to as the “Original PLA”), which provided the Company’s three television networks with a majority of prime time programming and a substantial portion of their overall programming. Under the Original PLA, the Company paid a license fee to Televisa for programming, subject to certain upward adjustments. On June 16, 2005, Televisa filed an amended complaint in the United States District Court for the Central District of California alleging breach by the Company of the PLA, including breach for its alleged failure to pay Televisa royalties attributable to revenues from certain programs and from our use of unsold time to promote assets, the Company’s alleged unauthorized editing of certain Televisa programs and related copyright infringement claims, a claimed breach of the Soccer Agreement (a soccer rights side-letter to the Original PLA), a claim that the Company did not cooperate with various Televisa audit rights and efforts and a claim that the Company has not been properly carrying out a provision of the Original PLA that gives Televisa the secondary right to use the Company’s unsold advertising inventory. Televisa sought monetary relief in an amount not less than $1.5 million for breach, declaratory relief against the Company’s ability to recover amounts of approximately $5.0 million previously paid in royalties to Televisa, and an injunction against the Company’s alteration of Televisa programming without Televisa’s consent. Televisa also sought a declaration that the

Company was in material breach of the Original PLA and the Soccer Agreement and that Televisa had the right to suspend or terminate its performance under such agreements. The Company filed an answer to the amended complaint denying Televisa’s claims and also filed counterclaims alleging various breaches of contract and covenants by Televisa. The Company sought monetary damages and injunctive relief.

On January 22, 2009, the parties settled and released and discharged all claims and counterclaims (whether known or unknown) under the Original PLA whether or not included in the litigation (including those that had previously been dismissed without prejudice), other than with respect to Televisa’s claim that the Original PLA entitled it to transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet and certain pending disputes about rights under the Original PLA to movies that Televisa obtained rights from others or co-produced. As part of the settlement the Company paid Televisa $3.5 million, withdrew its protest on monies previously paid to Televisa under protest and entered into an amended program license agreement that, among other things, revised the terms for the license fee payable by Univision and revised the terms for making unsold advertising on Univision’s networks available to Televisa by committing Univision to provide a minimum amount of advertising at no charge to Televisa.

In 2008, the Company recorded $610.8 million in Televisa settlement and related charges. In connection with the settlement of the litigation between Televisa and the Company, the Company recognized a legal settlement charge of approximately $596.5 million during the fiscal quarter ended December 31, 2008, comprised of a $3.5 million cash settlement payment to Televisa; a charge of $57.0 million, representing the incremental impact of the renegotiated license fee schedule under the Amended PLA; and a non-cash charge of $536.0 million, representing the fair value of the Company’s advertising commitment to provide Televisa a minimum amount of advertising at no cost to Televisa. The advertising revenue to Televisa will be recognized into revenues over the next nine years when the Company provides the advertising to Televisa to satisfy its commitment. During the twelve months ended December 31, 2008, the Company incurred litigation costs related to this legal settlement of $14.3 million.

The Internet issues are part of the original litigation initiated by Televisa as described below. On July 19, 2006, Televisa filed a complaint in Los Angeles Superior Court seeking a judicial declaration that on and after December 19, 2006, it may, without liability to Univision, transmit or permit others to transmit any programming that is licensed to the Company under the Original PLA into the United States from Mexico over or by means of the Internet. The Company was served with the new complaint on July 21, 2006. The Company filed a motion to dismiss or stay this action on August 21, 2006. In response to the motion, Televisa stipulated to stay the Superior Court action, and the Court entered the stay on January 11, 2007.

On August 18, 2006, the Company filed a motion for leave to file its Second Amended Counterclaims, which include a newly-added claim for a judicial declaration that on and after December 19, 2006, Televisa may not transmit or permit others to transmit any programming that is licensed to the Company under the Original PLA into the United States over or by means of the Internet. Televisa opposed the motion. On October 5, 2006, the Court granted Univision’s motion for leave to file its Second Amended Counterclaims.

On November 15, 2006, Televisa filed a motion seeking a separate trial of the Company’s Internet counterclaim. The Company opposed Televisa’s motion, and, on December 6, 2006, the Court denied the motion. A separate trial with respect to the Internet issues is scheduled to begin on April 21, 2009. The Company intends to continue to defend this remaining litigation and pursue its counterclaims vigorously.

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

The Company establishes reserves for specific liabilities in connection with regulatory and legal actions that the Company deems to be probable and estimable. No material amounts have been accrued in our financial statements with respect to any matters. In other instances, the Company is not able to make a reasonable estimate of any liability because of the uncertainties related to the outcome and/or the amount or range of loss. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition or result of operations.

15. Common Stock, Preferred Stock and Warrants

As of December 31, 2008 and 2007, all of the Company’s issued and outstanding capital stock is held by Broadcast Holdings and all of the issued and outstanding capital stock of Broadcast Holdings is owned by Broadcasting Media, and all of the issued and outstanding preferred stock of Broadcast Holdings is held by the Sponsor, co-investors and certain members of management. Broadcast Holdings owns 1,000 shares of common stock, par value $0.01 per share, of the Company, which constitutes the only outstanding shares of capital stock of the Company.

16. Employee Benefits

The Company has a 401(k) retirement savings plan (the “401(k) Plan”) covering all eligible employees who have completed one year of service. The 401(k) Plan allows the employees to defer a portion of their annual compensation and the Company may match a portion of the employees’ contributions. For all years presented, the Company matched 100% of the first 3% of eligible employee compensation that was contributed to the plan. For the year ended December 31, 2008, the nine months ended December 31, 2007, the three months ended March 31, 2007 and the year ended December 31, 2006, the Company made matching cash contributions to the 401(k) Plan totaling $6.7, $4.4, $1.7 and $6.5 million, respectively.

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

The Company uses the key indicator of adjusted operating income before depreciation and amortization (“OIBDA”) to evaluate the Company’s operating performance, for planning and forecasting future business operations, and except as described below, for reporting under its bank credit agreement. This indicator is presented on an adjusted basis consistent with the definition in the Company’s bank credit agreement governing its senior secured credit facilities to exclude certain expenses. However, the Company’s key indicator of OIBDA excludes the benefit for certain income taxes which are included in calculating adjusted OIBDA under the Company’s bank credit agreement. The bank credit agreement also allows the Company to make certain pro forma adjustments for purposes of calculating certain financial covenants, some of which would be applied to OIBDA. None of these pro forma adjustments are made to OIBDA for purposes other than reporting under the bank credit agreement.

OIBDA is not, and should not be used as, an indicator of or alternative to operating (loss) income or net (loss) income as reflected in the consolidated financial statements. It is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Since the definition of OIBDA may vary among companies and industries it should not be used as a measure of performance among companies.

Presented below is segment information pertaining to the Company’s television, radio and Interactive Media businesses:

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Net revenue:
Television	$1,563,700	$1,255,700	$340,900	$1,605,700
Radio	414,100	343,000	86,900	381,600
Interactive Media	42,500	36,800	9,500	38,300

Consolidated	2,020,300	1,635,500	437,300	2,025,600

Direct operating expenses (excluding depreciation and amortization):
Television	574,000	448,200	136,000	633,400
Radio	93,800	64,300	20,800	72,700
Interactive Media	15,500	11,500	3,800	13,800

Consolidated	683,300	524,000	160,600	719,900

Selling, general and administrative expenses (excluding depreciation and amortization):
Television	395,100	283,000	94,000	348,700
Radio	167,300	132,400	40,900	164,800
Interactive Media	17,700	11,600	4,800	15,100

Consolidated	580,100	427,000	139,700	528,600

Impairment losses:
Television	2,811,300	—	—	—
Radio	2,451,300	—	—	—
Interactive Media	110,000	—	—	—

Consolidated	5,372,600	—	—	—

Merger-related expenses:
Television	2,400	6,000	138,500	13,200
Radio	—	—	5,700	200
Interactive Media	—	—	—	—

Consolidated	2,400	6,000	144,200	13,400

Restructuring and related charges:
Television	40,200	7,000	—	—
Radio	4,600	800	—	—
Interactive Media	200	—	—	—

Consolidated	45,000	7,800	—	—

Voluntary contribution per FCC consent decree:
Television	—	—	24,000	—
Radio	—	—	—	—
Interactive Media	—	—	—	—

Consolidated	—	—	24,000	—

Televisa settlement and related charges:
Television	610,800	15,700	4,400	9,400
Radio	—	—	—	—
Interactive Media	—	—	—	—

Consolidated	610,800	15,700	4,400	9,400

Depreciation and amortization:
Television	105,800	107,100	16,700	68,400
Radio	9,900	7,300	2,900	12,300
Interactive Media	7,200	5,600	500	2,100

Consolidated	122,900	120,000	20,100	82,800

Operating (loss) income:
Television	(2,975,900)	388,700	(72,700)	532,600
Radio	(2,312,800)	138,200	16,600	131,600
Interactive Media	(108,100)	8,100	400	7,300

Consolidated	$(5,396,800)	$535,000	$(55,700)	$671,500

OIBDA:
Television	$631,000	$555,500	$119,400	$641,700
Radio	157,900	147,500	26,300	149,000
Interactive Media	9,300	13,600	1,000	9,800

Consolidated	$798,200	$716,600	$146,700	$800,500

Capital expenditures:
Television	$53,500	$44,600	$12,300	$66,100
Radio	8,500	7,700	3,100	12,400
Interactive Media	3,200	1,800	200	1,700

Consolidated	$65,200	$54,100	$15,600	$80,200

	December 31, 2008	December 31, 2007
Total Assets:
Television	$9,359,200	$11,892,900
Radio	1,821,800	4,295,500
Interactive Media	66,600	183,500
Assets held for sale	—	86,000

Consolidated	$11,247,600	$16,457,900

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

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 31, 2007	Year Ended December 31, 2006
OIBDA	$798,200	$716,600	$146,700	$800,500
Depreciation and amortization	122,900	120,000	20,100	82,800
Televisa settlement and related charges	610,800	15,700	4,400	9,400
Merger-related expenses	2,400	6,000	144,200	13,400
Voluntary contribution per FCC consent decree	—	—	24,000	—
Impairment losses	5,372,600	—	—	—
Restructuring and related charges	45,000	7,800	—	—
Other(a)	41,300	32,100	9,700	23,400

Operating (loss) income	$(5,396,800)	$535,000	$(55,700)	$671,500

(a)	Other includes management fee of $16.0 and $14.4 million for the year ended December 31, 2008 and nine months ended December 31, 2007, respectively; business optimization expense, asset impairment charge, share-based compensation, Televisa payments under protest, sponsor expense, other legal fees, letter of credit fees, and a purchase accounting adjustment related to leases.

18. Quarterly Financial Information (unaudited)

	Successor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2008
Net revenues	$463,300	$538,400	$516,500	$502,100	$2,020,300
Loss from continuing operations	$(164,000)	$(98,700)	$(2,872,300)	$(1,987,600)	$(5,122,600	)(a)
Loss from discontinued operation, net of income tax	$(2,200)	$(2,000)	$(400)	$(100)	$(4,700)
Net loss	$(166,200)	$(100,700)	$(2,872,700)	$(1,987,700)	$(5,127,300)

(a)	Includes impairment loss of $5.4 billion in 2008. Also includes Televisa settlement and related charges of $610.8 million and $45.0 million of restructuring and related charges in 2008.

	Predecessor	Successor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Nine Months Ended December 31, 2007
2007
Net revenues	$437,300	$562,200	$529,100	$544,200		$1,635,500
Loss from continuing operations	$(68,600)	$(16,400)	$(25,300)	$(18,800)		$(60,500)
Income (loss) from discontinued operation, net of income tax	$1,600	$(3,200)	$(1,500)	$(182,700	) (a)	$(187,400)
Net loss	$(67,000)	$(19,600)	$(26,800)	$(201,500)		$(247,900)

(a)	Includes an impairment charge related to Music in the amount of $190.6 million before the effect of income taxes and $180.3 million net of income taxes.