Form 10-Q
period 2009-03-31
UNIVISION COMMUNICATIONS INC
filed 2009-05-15
CIK 1017008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

There were 1,000 shares, $0.01 par value, common stock issued and outstanding as of May 15, 2009.

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Part I, Item 1

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$473,100	$692,800
Short-term investment fund	43,000	67,600
Accounts receivable, net	130,300	402,300
Program rights and prepayments	31,000	19,900
Deferred tax assets	43,600	43,700
Prepaid expenses and other	45,400	45,600

Total current assets	766,400	1,271,900
Property and equipment, net	620,600	631,700
Intangible assets, net	4,083,900	4,096,400
Goodwill	4,886,500	4,886,500
Deferred financing costs	198,400	207,600
Program rights and prepayments	52,100	61,300
Investments	33,500	54,600
Other assets	39,800	37,600

Total assets	$10,681,200	$11,247,600

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$140,200	$167,300
Deferred advertising revenue	92,400	94,300
Income taxes payable	3,300	3,800
Accrued interest	59,300	78,900
Accrued license fees	20,200	26,800
Program rights obligations	11,100	12,900
Interest rate swap liability	39,100	49,100
Current portion of long-term debt and capital lease obligations	6,000	391,100

Total current liabilities	371,600	824,200
Long-term debt	10,179,900	10,181,300
Capital lease obligations	37,100	38,500
Program rights obligations	9,500	10,200
Deferred tax liabilities	797,800	824,600
Interest rate swap liability	178,100	193,100
Deferred advertising revenue	537,100	554,600
Other long-term liabilities	107,600	120,900

Total liabilities	12,218,700	12,747,400

Stockholder’s equity (deficit):
Common stock, $0.01 par value; 100,000 shares authorized in 2009 and 2008; 1,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Additional paid-in-capital	3,982,000	3,981,000
Accumulated deficit	(5,430,400)	(5,375,200)
Accumulated other comprehensive loss	(89,100)	(105,600)

Total stockholder’s deficit	(1,537,500)	(1,499,800)

Total liabilities and stockholder’s deficit	$10,681,200	$11,247,600

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net revenue	$410,300	$466,400
Direct operating expenses	140,700	176,400
Selling, general and administrative expenses	124,900	150,800
Impairment loss	2,100	115,100
Merger-related expenses	100	500
Restructuring and related charges	200	5,600
Televisa settlement and related charges	6,000	5,500
Depreciation and amortization	33,600	28,100

Operating income (loss)	102,700	(15,600)
Other expense (income):
Interest expense	157,100	184,800
Interest income	(2,700)	(1,600)
Loss on investments	19,800	17,200
Amortization of deferred financing costs	11,600	12,100
Loss on sale of receivables	16,600	—
Interest rate swap expense	2,400	—
Equity income in unconsolidated subsidiaries and other	(900)	(1,100)

Loss from continuing operations before income taxes	(101,200)	(227,000)
Benefit for income taxes	(46,900)	(63,000)

Loss from continuing operations	(54,300)	(164,000)
Loss from discontinued operations, net of income taxes	(900)	(2,200)

Net loss	$(55,200)	$(166,200)

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited and in thousands)

	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2007	$—	$3,975,500	$(247,900)	$(99,700)	$3,627,900
Components of comprehensive loss:
Net loss	—	—	(166,200)	—	(166,200)
Unrealized loss on hedging activities	—	—	—	(84,700)	(84,700)
Currency translation adjustment loss	—	—	—	—	—

Total comprehensive loss	—	—	—	—	(250,900)
Share-based compensation	—	1,600	—	—	1,600

Balance, March 31, 2008	$—	$3,977,100	$(414,100)	$(184,400)	$3,378,600

Balance, December 31, 2008	$—	$3,981,000	$(5,375,200)	$(105,600)	$(1,499,800)
Components of comprehensive loss:
Net loss	—	—	(55,200)	—	(55,200)
Amortization of unrealized loss on hedging activities	—	—	—	16,600	16,600
Currency translation adjustment loss	—	—	—	(100)	(100)

Total comprehensive loss	—	—	—	—	(38,700)
Share-based compensation	—	1,000	—	—	1,000

Balance, March 31, 2009	$—	$3,982,000	$(5,430,400)	$(89,100)	$(1,537,500)

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities:
Net loss	$(55,200)	$(166,200)
Loss from discontinued operation	(900)	(2,200)

Loss from continuing operations	(54,300)	(164,000)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	21,100	15,400
Amortization of intangible assets	12,500	12,700
Amortization of deferred financing costs	11,600	12,100
Deferred income taxes	(46,700)	(63,000)
Loss on investments	19,800	17,200
Non-cash advertising revenue	(14,900)	—
Interest rate swap expense	2,400	—
Impairment losses	2,100	115,100
Share-based compensation	1,000	1,600
Other non-cash items	1,700	(1,000)
Changes in assets and liabilities:
Accounts receivable, net	272,000	61,300
Program rights and prepayments	(2,000)	(5,700)
Prepaid expenses and other	(2,300)	500
Accounts payable and accrued liabilities	(29,100)	(24,500)
Income taxes payable	(600)	(700)
Accrued interest	(19,600)	(46,700)
Accrued license fees	(6,600)	(2,100)
Program rights obligations	(2,500)	700
Deferred advertising revenue	(7,400)	—
Other long-term liabilities	(5,500)	1,200
Other	(2,800)	(300)

Net cash provided by (used in) operating activities from continuing operations	149,900	(70,200)
Net cash used in operating activities from discontinued operation	—	(8,200)

Net cash provided by (used in) operating activities	149,900	(78,400)

Cash flows from investing activities:
Short-term investment fund	24,600	—
Acquisition of radio station	—	(19,000)
Proceeds from sale of investments	2,200	10,400
Capital expenditures	(9,700)	(10,600)
Other, net	100	—

Net cash provided by (used in) investing activities from continuing operations	17,200	(19,200)
Net cash provided by (used in) investing activities from discontinued operation	—	—

Net cash provided by (used in) investing activities	17,200	(19,200)

Cash flows from financing activities:
Repayment of current portion of long-term debt	(386,800)	(1,300)

Net cash used in financing activities from continuing operations	(386,800)	(1,300)
Net cash used in financing activities from discontinued operation	—	—

Net cash used in financing activities	(386,800)	(1,300)

Net decrease in cash and cash equivalents	(219,700)	(98,900)
Cash and cash equivalents, beginning of period	692,800	226,200

Cash and cash equivalents, end of period	$473,100	$127,300

Supplemental disclosure of cash flow information:
Interest paid	$177,000	$234,900
Income taxes paid	$9,200	$300

See Notes to Condensed Consolidated Financial Statements

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

The Company’s music division, which was sold on May 5, 2008, is a discontinued operation, therefore, the music division’s results of operations, assets and liabilities are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Music division net revenue	$—	$23,800

Music division loss from discontinued operation	$(1,500)	$(3,600)
Music division benefit provision for income taxes	(600)	(1,400)

Music division loss from discontinued operation, net of income taxes	$(900)	$(2,200)

During the first quarter of 2008, the Company identified additional non-core assets of its radio and television reporting units for disposal and classified them as discontinued operations. During the fourth quarter of 2008 based on current market conditions, the Company determined that the additional non-core assets would no longer meet assets held for sale or discontinued operations criteria. Accordingly, these non-core assets of the radio and television reporting units were reclassified to continuing operations for all periods including the first quarter of 2008.

Basis of presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited, but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of consolidation—The consolidated financial statements include the accounts and operations of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

For investments in which the Company owns 20% to 50% of the voting shares and has significant influence over the operating and financial policies, the equity method of accounting is used. Accordingly, the Company’s share of the earnings and losses of these companies are included in the equity income in unconsolidated subsidiaries in the accompanying condensed consolidated statements of operations of the Company. For investments in which the Company owns less than 20% or owns non-voting shares and does not have significant influence over operating and financial policies of the investees, the cost method of accounting is used. Under the cost method of accounting, the Company does not record its share in the earnings and losses of the companies in which it has an investment.

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

Revenue recognition—Net revenue comprises gross revenues from the Company’s television and radio broadcast, cable and Interactive Media businesses, including advertising revenue, subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations, less agency commissions and volume and prompt payment discounts. The amounts deducted from gross revenues for agency commissions and volume and prompt payment discounts aggregate to $58.4 and $75.2 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The Company’s television and radio revenue is recognized when advertising spots are aired and performance guaranties, if any, are achieved. The Interactive Media business recognizes primarily display advertising and sponsorship advertisement revenue. Display advertising revenue is recognized as “impressions” are delivered and sponsorship revenue is recognized ratably over the contract period. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s Internet properties. All revenue is recognized only when collection of the resulting receivable is reasonably assured.

The Company has certain contractual commitments, primarily with Grupo Televisa S.A. and its affiliates (“Televisa”), to provide future advertising and promotion time, subject to certain guarantees. The obligations associated with these commitments are recorded as deferred revenue at an amount equal to the fair value of the advertising and promotion time to be provided. Deferred revenue is relieved and revenue is recognized as the related advertising and promotion time is provided. See Note 9. Commitments and Contingencies.

Accounting for Goodwill, Intangible Assets and Long-Lived Assets—Goodwill and other intangible assets with indefinite lives are tested annually or more frequently if circumstances indicate a possible impairment exists pursuant to Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”). For indefinite-lived intangible assets, the Company compares the fair value to the corresponding carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. For goodwill, SFAS No. 142 requires that the estimated fair value of a reporting unit be compared to its carrying value, including goodwill (the “Step 1 Test”). In Step 1 Test, the Company estimates the fair value of each of its reporting units using a combination of discounted cash flows and market-based valuation methodologies. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples and the amount and timing of expected future cash flows. The cash flows employed in the valuation analysis are based on the Company’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. There were no interim indicators of impairment, therefore, the Company did not perform impairment testing during the three months ended March 31, 2009.

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

Fair Value of Financial Instruments—The carrying amounts of certain financial instruments, including cash, accounts receivable, cost method investments, accounts payable and accrued liabilities approximate their fair value. The Company’s $7.0 billion interest rate swaps are recorded at fair value on the Company’s Condensed Consolidated Financial Statements. The fair value of the Company’s bank debt and senior notes is listed below at market prices:

	Carrying Value March 31, 2009	Fair Value March 31, 2009
Bank senior secured revolving credit facility	$715,400	$338,000
Bank senior secured term loan facility	7,000,000	3,307,500
Bank senior secured draw term loan	450,000	212,600
Senior notes—9.75%/10.50% due 2015	1,500,000	165,000
Senior notes—7.85% due 2011	514,500	320,300

	$10,179,900	$4,343,400

Property and Equipment and Related Depreciation—Property and equipment, including capital leases, are carried at historical cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The Company removes the cost and accumulated depreciation of its property and equipment upon the retirement or sale of such assets. The resulting gain or loss, if any, is recognized upon the disposition. Land improvements are depreciated up to 15 years, buildings and improvements are depreciated up to 40 years, broadcast equipment over 5 to 20 years and furniture, computer and other equipment over 3 to 7 years. Leasehold improvements and transponder equipment, which are capitalized, are depreciated/amortized over the shorter of their useful life or the remaining life of the lease. Repairs and maintenance costs are expensed by the Company.

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

Share-based compensation—The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires compensation expense relating to share-based payments to be recognized in earnings using a fair-value measurement method. The Company uses the straight-line attribution method of recognizing compensation expense over the vesting period. The fair value of each new stock option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

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

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of risk include primarily cash and cash equivalents, short-term investment funds, trade receivables and financial instruments used in hedging activities. The Company’s objective for its cash and cash equivalents is to invest in high-quality money market funds that are prime AAA rated, have diversified portfolios and have strong financial institutions backing them. The Company sells its services and products to a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. No one customer represented more than 10% of net revenue of the Company for the three months ended March 31, 2009 and 2008. The Company extends credit based on an evaluation of the customers’ financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The counterparties to the agreements relating to the Company’s financial instruments consist of major, international institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company monitors the credit ratings of such counterparties and limits the financial exposure with any one institution.

Reclassifications—Certain reclassifications, primarily related to changes in the classification of discontinued operations, have been made to the prior year financial statements to conform to the current period presentation.

New accounting pronouncements—In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the disclosures required under this FSP beginning with the June 30, 2009 condensed consolidated financial statements. The adoption of FSP FAS 107-1 and APB 28-1 will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be effective for the Company for the quarter ending June 30, 2009. The Company is currently evaluating the impact of adopting the FSP FAS 115-2/124-2.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be effective for the Company for the quarter ending June 30, 2009. The Company does not expect the adoption of FSP 157-4 to have a material impact on its consolidated financial position and results of operations.

The Company’s adoption at January 1, 2009 of Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations; Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements; and Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities did not have a significant impact on the Company’s financial statements or disclosures.

2.	Supplemental Balance Sheet Information

	March 31, 2009	December 31, 2008
Accounts receivable
Accounts receivable	$20,500	$426,500
Subordinate retained interest in receivables sold under accounts receivable sale facility (net of allowance for doubtful accounts)	109,800	—
Less allowance for doubtful accounts	—	(24,200)

	$130,300	$402,300

Accounts Receivable Facility

On March 31, 2009, the Company entered into a three-year, $250 million revolving accounts receivable sale facility (the “Facility”), the proceeds of which are available for general corporate purposes. The Facility was entered into pursuant to a receivables sale agreement, dated March 31, 2009 (the “Purchase Agreement”), among Univision Receivables Co., LLC, a bankruptcy-remote subsidiary in which the Company and its parent, Broadcasting Media Partners, Inc. each holds a 50% voting interest (the “Receivables Entity”), the accounts receivable purchasers from time to time party thereto (the “Purchasers”) and General Electric Capital Corporation, as purchaser agent (the “Purchaser Agent”). The Company holds a 100% economic interest in the Receivables Entity. The Receivables Entity acquires 100% ownership of certain accounts receivable from separate special purpose entities that are wholly-owned by the related accounts receivable originators, which are Company subsidiaries. The assets of the special purpose entities and the Receivables Entity are not available to satisfy the obligations of Univision Communications Inc. or its other subsidiaries.

Pursuant to the Purchase Agreement, the Receivables Entity may, from time to time, sell a senior undivided interest in specified accounts receivable generated by certain subsidiaries of the Company to the Purchasers during the term of the Purchase Agreement. The maximum availability under the Facility is $250 million, and such amount may be decreased subject to certain terms of the Purchase Agreement. The receivables facility is comprised of a $150 million term component and a $100 million revolving component. In addition, subject to certain conditions in the Purchase Agreement, the Facility may be increased to an aggregate amount not to exceed $300 million, provided that the Purchasers have the first option to provide all or a portion of such increase, and any agreement for such increase entered into with a third party purchaser must be satisfactory to the Purchaser Agent. The interest rate on the Facility is LIBOR plus 4.50% per annum, with a 3.00% floor on LIBOR. In addition, the Receivables Entity is obligated to pay a commitment fee to the Purchasers, such fee to be calculated based on the unused portion of the Facility. The Purchase Agreement contains customary default and termination provisions, which provide for the early termination of the Facility upon the occurrence of certain specified events including, but not limited to, failure by the Receivables Entity to pay amounts due, defaults on certain indebtedness, change in control, bankruptcy and insolvency events. The Facility agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to the extent of the undivided interest sold by the Receivables Entity. The Receivables Entity is consolidated in the Company’s condensed consolidated financial statements.

During the quarter ended March 31, 2009, the Company had cash flows of $193.7 million from the sale of undivided interests in accounts receivable under the Facility without recourse. The Company retains a subordinated interest of $109.8 million in the accounts receivable sold.

On March 31, 2009, the Company incurred losses of $16.6 million on the sale of trade receivables under the Facility, which includes one-time transaction costs. These losses are reflected as non-operating costs in the Company’s condensed consolidated statement of operations. Losses are determined by calculating the estimated fair value of receivables sold and retained compared to their carrying amount and expensing related transaction expenses. The fair value of the sold portion of receivables is equal to the proceeds the Company receives upon sale. The fair value of the retained portion is based on the fair value of the related cash the Company expects to receive upon collection, which considers estimated credit losses, interest and service fees. Due to the short-term nature of the related receivables, changes in assumptions are expected to have an insignificant impact on the valuation of the retained interests. The retained interest is subordinated to the sold interest in that it absorbs 100% of any credit losses on the sold receivable interests. The Company will continue to service the receivables sold under the Facility.

	March 31, 2009	December 31, 2008
Property and equipment
Land and improvements	$171,000	$170,700
Buildings and improvements	257,700	256,900
Broadcast equipment	186,900	187,400
Furniture, computers and other equipment	139,000	129,700
Transponder equipment financed with capital leases	18,600	18,600

	773,200	763,300
Accumulated depreciation	(152,600)	(131,600)

	$620,600	$631,700

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities	$99,800	$119,800
Accrued compensation	40,400	47,500

	$140,200	$167,300

Restructuring and Related Charges

In 2008, in response to continuing economic conditions, the Company incurred restructuring and related charges related to a reduction in workforce of $32.8 million, of which $24.2 million was outstanding as of December 31, 2008. The charges were primarily related to the television segment.

Workforce Restructuring
Liability as of December 31, 2008	$24,200
Cash paid in 2009	(14,700)
Other	500

Liability as of March 31, 2009	$10,000

The liability is recorded in the Company’s accounts payable and accrued liabilities. The Company expects to pay substantially all of this liability in 2009.

3.	Intangible Assets and Goodwill

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

The following is an analysis of the Company’s intangible assets currently being amortized, intangible assets not being amortized, estimated amortization expense for the years 2009 through 2013, and goodwill by segment:

	As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized
Multiple system operator contracts and relationships and broadcast affiliate agreements	$981,700	$86,600	$895,100
Advertiser related intangible assets, primarily advertiser contracts	105,300	36,200	69,100
Other amortizable intangible assets	1,400	1,000	400

Total	$1,088,400	$123,800	964,600

Intangible Assets Not Being Amortized
Broadcast licenses			2,743,100
Trademarks			376,000
Other intangible assets			200

Total			3,119,300

Total intangible assets, net			$4,083,900

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized
Multiple system operator contracts and relationships and broadcast affiliate agreements	$981,700	$75,800	$905,900
Advertiser related intangible assets, primarily advertiser contracts	105,300	34,500	70,800
Other amortizable intangible assets	1,400	1,000	400

Total	$1,088,400	$111,300	977,100

Intangible Assets Not Being Amortized
Broadcast licenses			2,743,100
Trademarks			376,000
Other intangible assets			200

Total			3,119,300

Total intangible assets, net			$4,096,400

Estimated amortization expense is as follows:

Year	Amount
2009	$50,100
2010	$50,100
2011	$50,100
2012	$50,100
2013	$50,100

The Company has various intangible assets that are being amortized on a straight-line basis. Advertiser related intangible assets are being amortized through 2026, the multiple system operator contracts and relationships and broadcast affiliate agreements and relationships are being amortized through 2027 and 2031, respectively, and other amortizable intangible assets are being amortized through 2023. For the three months ended March 31, 2009 and 2008, the Company incurred amortization expense of $12.5 million and $12.7 million, respectively. The remaining weighted average amortization period for the amortizable intangible assets is approximately 20 years.

Below is the goodwill balance as of March 31, 2009 and December 31, 2008:

	Segments
	Television	Radio	Interactive Media	Total
Goodwill	$4,570,800	$307,800	$7,900	$4,886,500

4.	Financial Instruments and Fair Value Measures

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value measurements in any new circumstances. The Company was required to apply the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities that are remeasured at least annually on January 1, 2008. The Company adopted the provisions of SFAS No. 157 for the nonfinancial assets and nonfinancial liabilities on January 1, 2009. The Company’s adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

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

Below are the assets and liabilities that are measured by the Company in accordance with SFAS No. 157 on a recurring basis as of March 31, 2009:

	Fair Value Measurements at Reporting Date Using
Description	As of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investment fund	$43,000	$—	$—	$43,000
Liabilities:
Interest rate swaps	$217,200	$—	$217,200	$—

Reserve Primary Fund—On September 16, 2008, the Company had an investment of approximately $371.4 million in the Reserve Primary Fund (“RPF”), a money market fund. The RPF indicated that the net asset value (“NAV”) of the fund had declined to $0.97 per dollar and that withdrawals from the fund would be subject to a holding period. On September 22, 2008, the Securities and Exchange Commission (the “SEC”) issued an order granting an exemption that temporarily suspended redemptions of RPF and required the plan for disposition of RPF’s securities to meet redemptions to be subject to the SEC’s supervision. This order was effective as of September 17, 2008. Based upon RPF’s published net asset values, the Company recorded an investment loss of approximately $11.3 million, including approximately $0.3 million of legal fees. On September 29, 2008, the Board of Trustees of the Reserve Fund voted to liquidate the assets of RPF and distribute cash to RPF’s investors. In 2008, the Company received approximately $292.8 million as a distribution from RPF. The RPF made a distribution on February 20, 2009 and the Company received $24.6 million. As of March 31, 2009, the remaining balance of $43.0 million, net of the $11.3 million adjustment to the $0.97 NAV reduction, has been classified as a short-term investment fund. On April 17, 2009, the RPF made a distribution and the Company received $16.7 million. The timing of receipt of the remaining proceeds cannot be determined at this time; however, the maturities of the underlying investments are within one year. Univision has adjusted the fair value measurement of RPF from Level 1 to Level 3 within SFAS 157’s three-tier fair value hierarchy. Changes in market conditions could result in further adjustments to the fair value of this investment.

On May 5, 2009, the SEC filed fraud charges against several entities and individuals who operate the Reserve Primary Fund for failing to provide key material information to investors, the fund’s board of trustees and rating agencies about the fund’s vulnerability as Lehman Brothers Holdings, Inc. sought bankruptcy protection. In bringing the enforcement action, the SEC also seeks to expedite the distribution of the fund’s remaining assets to investors.

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

Below is an asset that was measured by the Company in accordance with SFAS No. 157 on a non recurring basis as of March 31, 2009:

	Fair Value Measurements at Reporting Date Using
Description	As of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Investment in Entravision	$2,400	$2,400	$—	$—	$(12,200)

Equity Instruments—At March 31, 2009, the Company owned 9.4 million shares of Entravision Class U common stock. The Company monitors Entravision’s Class A common stock, which is publicly traded, as well as Entravision’s financial results, operating performance and the outlook for the media industry in general. The Company follows the guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in determining whether a decline in fair value below basis is other than temporary. On March 26, 2009, the Company sold 6.3 million shares of Entravision stock for $2.2 million in order to comply with the United States Department of Justice consent decree that required the Company as of that date to own not more than 10% on a fully converted basis, which includes full exercises of employee options and conversion of all convertible securities and recorded a loss of $7.6 million. During the three months ended March 31, 2009, the Company recorded a charge related to an other-than-temporary decline in the value of its investment in Entravision of $12.2 million. At March 31, 2009, after giving effect to this write-down and sale of securities, the Company had an investment in Entravision of $2.4 million and a book basis of $0.26 per share. At March 31, 2009, the Company’s ownership interest in Entravision on a fully converted basis was 9.9%.

During the three months ended March 31, 2008, the Company realized losses of $1.6 million on the sale of Entravision securities. In addition, the Company recorded an unrealized loss of $0.5 million related to its Entravision investment.

Separately, during the three months ended March 31, 2008, the Company recorded an investment loss of $15.1 million related to Equity Media Holdings Corporation. On December 8, 2008, Equity Media Holdings Corporation filed a voluntary petition for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Eastern District of Arkansas.

5.	Related Party Transactions

Management Fee Agreement

On March 29, 2007, the Company entered into a management agreement with Broadcasting Media Partners, Inc. (“Broadcasting Media”) and an investor group that includes affiliates of Madison Dearborn Partners LLC, Providence Equity Partners Inc., Saban Capital Group Inc., TPG Capital, and Thomas H. Lee Partners L.P. (collectively the “Sponsors”). under which certain affiliates of the Sponsors provide the Company with management, consulting and advisory services for a quarterly aggregate service fee of 2% of operating income before depreciation and amortization, subject to certain adjustments, as well as reimbursement of out-of-pocket expenses. The management fee for the three months ended March 31, 2009 and 2008 was $5.0 million and $2.9 million, respectively. The out-of-pocket expenses were $0.2 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively. The management service fees and out-of-pocket expenses are included in selling, general and administrative expenses on the statement of operations.

On January 29, 2008, Broadcasting Media entered into a consulting agreement with an entity controlled by the Chairman of the Board of Directors. See Note 8. Share-Based Compensation.

Sponsor Related Transactions

The Sponsors are private investment firms that have investments in companies that do business with Univision. No individual Sponsor has a controlling ownership interest in Univision. The Sponsors have controlling ownership interests or ownership interests with significant influence with companies that do business with Univision. In the opinion of management, all business conducted by Univision with companies that the Sponsors have an ownership in are arms-length transactions entered into in the ordinary course of business.

6.	Debt

Long-term debt consists of the following as of:

	March 31, 2009	December 31, 2008
Bank senior secured revolving credit facility	$715,400	$715,400
Bank senior secured term loan facility	7,000,000	7,000,000
Bank second-lien asset sale bridge loan	—	385,300
Bank senior secured draw term loan	450,000	450,000
Senior notes—9.75%/10.50% due 2015	1,500,000	1,500,000
Senior notes—7.85% due 2011	514,500	515,900

	10,179,900	10,566,600
Less current portion	—	(385,300)

Long-term debt	$10,179,900	$10,181,300

The Company has a 7-year, $750.0 million bank senior secured revolving credit facility. Interest accrues at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the three months ended March 31, 2009, the effective interest rate related to this facility was 2.7%. On April 7, 2008, the Company borrowed $700.0 million from this facility. Although the Company had no immediate needs for additional liquidity, in light of the then current financial market conditions, the Company drew on the facility to provide it with greater financial flexibility. The remaining cash proceeds of the borrowings are currently maintained in highly liquid short-term investments and in the RPF. At March 31, 2009, there was $715.4 million outstanding on this facility. After giving effect to borrowings and outstanding letters of credit of $34.4 million as of March 31, 2009, the Company did not have the ability to borrow additional funds under this facility except for $0.2 million.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the three months ended March 31, 2009, the effective interest rate related to this facility was 5.7%. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012.

The bank second-lien asset sale bridge loan was a 2 year loan totaling $500 million and accrued interest at a floating rate, which could be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the three months ended March 31, 2009 the effective interest rate related to this facility was 2.9%. The Company repaid approximately $114.7 million of its $500.0 million bank second-lien asset sale bridge loan in May 2008 with the proceeds from the sale of its music recording and publishing business and certain non-core assets. On March 30, 2009, the Company repaid the $385.3 million balance on the bank second-lien asset sale bridge loan with cash on hand.

The Company has a 7.5 year, $450 million bank senior secured draw term loan facility, the balance of which is only available to repay the Company’s $450.0 million pre-Merger 2007 and 2008 senior notes. In 2007, the Company borrowed $200.0 million to repay the 2007 senior notes. On April 9, 2008, the Company borrowed the remaining available $250.0 million from this facility. On October 15, 2008, the Company repaid the $250.0 million 2008 senior notes with these borrowings. After the draw down, there is no remaining credit available under this facility. During the three months ended March 31, 2009, the effective interest rate related to this loan was 2.7%. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012. There was $450.0 million outstanding under this facility at March 31, 2009.

The 9.75% senior notes are 8 year notes due 2015, totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes was paid in cash on September 15, 2007. For any interest period thereafter through March 15, 2012, the Company may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The notes bear interest at 9.75% and PIK interest will accrue at 10.50%. Interest is payable on these senior notes on March 15th and September 15th each year, beginning September 15, 2007. On March 12, 2009, the Company elected the PIK option under these notes for the period commencing on March 15, 2009 and continuing through September 14, 2009. The Company has elected PIK interest in the amount of approximately $79.0 million for the interest period commencing on March 15, 2009 and ending September 14, 2009 to enhance liquidity in light of the current uncertainty in the financial markets. The Company will evaluate this option prior to the beginning of each eligible period, taking into account market conditions and other relevant factors at that time.

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

On October 31, 2008, the Company ceased applying hedge accounting on its cash flow hedges as a result of selecting interest payment periods that differed from the interest rate swap contracts. Subsequent to ceasing the application of hedge accounting, the Company recorded changes in the fair value of these contracts into earnings. Additionally, the Company began to amortize the balance of approximately $111.5 million from accumulated other comprehensive loss into net loss. The Company amortizes the amount in accumulated other comprehensive loss into earnings in the same periods during which the original hedged interest payments were forecast. For the three months ended March 31, 2009, subsequent to ceasing the application of hedge accounting, the Company recorded a pretax expense of approximately $2.4 million in fair market adjustments and accumulated other comprehensive loss amortization.

At March 31, 2009 the Company had the following amounts recorded on its balance sheet related to these interest rate swap contracts:

in millions	March 31, 2009
Current portion of interest rate swap liability	$39.1
Long-term portion of interest rate swap liability	$178.1
Accumulated other comprehensive loss	$88.9

The $5.0 billion interest rate swap contracts expire on April 30, 2010. The $2.0 billion interest rate swap contract expires on October 31, 2009. The Company will record fair market adjustments into net loss on these swaps until contract termination. Similarly, accumulated other comprehensive amounts will be amortized through the contract termination date.

Voluntary prepayments of principal amounts outstanding under the bank senior secured revolving credit facility, bank senior secured term loan facility and bank senior secured draw term loan (collectively the “Senior Secured Credit Facilities”) will be permitted at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the lenders will require compensation for any funding losses and expenses incurred as a result of the prepayment.

The Senior Secured Credit Facilities and the senior notes contain various covenants and a breach of any covenant could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under the Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral. The Company is in compliance with all covenants under its Senior Secured Credit Facilities and senior notes as of March 31, 2009.

Additionally, the Senior Secured Credit Facilities contain certain restrictive covenants which, among other things, limit the incurrence of investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

The subsidiary guarantors under the Company’s Senior Secured Credit Facilities and senior notes are all of the Company’s domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The bank senior secured term loan facility and senior notes are secured by, among other things (a) a first priority security interest in substantially all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory, and other tangible and intangible assets, subject to certain customary exceptions; (b) a pledge of (i) all of the Company’s present and future capital stock and the present and future capital stock of each of the Company’s and each subsidiary guarantor’s direct domestic subsidiaries and (ii) 65% of the voting stock of each of the Company’s and each guarantor’s material direct foreign subsidiaries, subject to certain exceptions; and (c) all proceeds and products of the property and assets described above.

The Company’s senior notes due 2011 that were outstanding prior to the merger of Umbrella Acquisition, Inc., a subsidiary of Broadcasting Media into the Company, with the Company as the surviving corporation (the “Merger”) on March 29, 2007, and remain outstanding are secured on an equal and ratable basis with the Senior Secured Credit Facilities.

7.	Income Taxes

The Company’s effective tax rate benefit from continuing operations of approximately 46.3% differs from the statutory rate primarily due to permanent tax differences and valuation allowances relating to the write down of certain investments.

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

The Company had total gross unrecognized tax benefits of $25.6 million and $38.4 million as of March 31, 2009 and December 31, 2008, respectively. If the unrecognized tax benefits are recognized in a future period they would not materially change the effective income tax rate of that respective period. The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. As of March 31, 2009, the Company has approximately $2.6 million of accrued interest related to uncertain tax positions.

The Company is subject to U.S. federal income tax as well as multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through 2007. Substantially all material state income tax matters have been concluded through 2003.

8.	Share-Based Compensation

Total compensation cost related to restricted stock and stock option awards was approximately $1.0 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively. Unamortized compensation cost related to restricted stock awards was $2.3 million and the weighted average period over which it is expected to be recognized is approximately six months. Unamortized compensation cost related to stock option awards was $1.1 million and the weighted average period over which it is expected to be recognized is approximately 3 years.

On January 29, 2008, Broadcasting Media entered into a consulting agreement with an entity controlled by Univision’s Chairman of the Board of Directors. The agreement will pay up to 3% of defined appreciation realized by the Sponsors and co-investors on their investments in Broadcasting Media and Broadcast Media Partners Holdings Inc. in excess of certain preferred returns and performance thresholds, which increase over time. This agreement has been accounted for in accordance with the provisions of SFAS No. 123R. Either increases or decreases in the defined appreciation in excess of the preferred returns and performance thresholds between the date of the consulting agreement and a liquidation event result in a change in the measure of consulting expense. The term of the consulting agreement is indefinite, subject to the right of either party to terminate the agreement. There was no consulting expense recognized by the Company for the three months ended March 31, 2009. The Company recognized consulting expense of $0.3 million for the three months ended March 31, 2008.

9.	Commitments and Contingencies

Televisa Program License Agreement (“PLA”) Litigation—On January 22, 2009, the parties settled and released and discharged all claims and counterclaims (whether known or unknown) under the Company’s original program license agreement with Televisa (the agreement in effect until January 22, 2009 is referred to as the “Original PLA”) whether or not included in the litigation (including those that had previously been dismissed without prejudice), other than with respect to Televisa’s claim that the Original PLA entitled it to transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet and certain pending disputes about rights under the Original PLA to movies that Televisa obtained rights from others or co-produced. As part of the settlement the Company paid Televisa $3.5 million, withdrew its protest on monies previously paid to Televisa under protest and entered into an amended program license (the “Amended PLA”) agreement that, among other things, revised the terms for the license fee payable by Univision and revised the terms for making unsold advertising on Univision’s networks available to Televisa by committing Univision to provide a minimum amount of advertising at no charge to Televisa. In 2008, the Company recorded $610.8 million in Televisa settlement and related charges. In connection with the settlement of the litigation between Televisa and the Company, the Company recognized a legal settlement charge of approximately $596.5 million during the fiscal quarter ended December 31, 2008, comprised of a $3.5 million cash settlement payment to Televisa; a charge of $57.0 million, representing the incremental impact of the renegotiated license fee schedule under the Amended PLA; and a non-cash charge of $536.0 million, representing the fair value of the Company’s advertising commitment to provide Televisa a minimum amount of advertising at no cost to Televisa. The advertising revenue to Televisa will be recognized into revenues over the term of the Amended PLA through 2017 when the Company provides the advertising to Televisa to satisfy its commitment. During the three months ended March 31, 2009, the Company incurred additional legal settlement costs of $6.0 million associated with the finalization of the valuation of the deferred advertising revenues and incremental legal expenses.

The Company has asked the United States District Court for the Central District of California for a judicial declaration that Televisa may not transmit or permit others to transmit any programming that is licensed to the Company under the Company’s program license agreement with Televisa into the United States over or by means of the Internet. Televisa disputes this claim. A trial with respect to the Internet issue was scheduled to begin on April 21, 2009 but the date has now been postponed to June 9, 2009. The Company intends to pursue its claim vigorously. A separate action filed by Televisa in Los Angeles Superior Court seeking a declaration that it may, without liability to Univision, transmit or permit others to transmit such programming into the United States over or by means of the Internet has been stayed pending resolution of the Company’s claim.

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

Presented below is segment information pertaining to the Company’s television, radio and Interactive Media businesses:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net revenue:
Television	$336,300	$368,500
Radio	66,500	90,000
Interactive Media	7,500	7,900

Consolidated	410,300	466,400

Depreciation and amortization:
Television	29,500	24,000
Radio	2,100	2,100
Interactive Media	2,000	2,000

Consolidated	33,600	28,100

Operating income (loss):
Television	98,100	26,500
Radio	8,200	(39,600)
Interactive Media	(3,600)	(2,500)

Consolidated	$102,700	$(15,600)

OIBDA:
Television	$145,100	$126,600
Radio	10,300	22,500
Interactive Media	(1,600)	(500)

Consolidated	$153,800	$148,600

Capital expenditures:
Television	$8,100	$6,800
Radio	1,300	3,800
Interactive Media	300	—

Consolidated	$9,700	$10,600

	March 31, 2009	December 31, 2008
Total Assets:
Television	$8,883,700	$9,359,200
Radio	1,742,100	1,821,800
Interactive Media	55,400	66,600

Consolidated	$10,681,200	$11,247,600

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

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Adjusted operating income before depreciation and amortization	$153,800	$148,600
Depreciation and amortization	33,600	28,100
Televisa settlement and related charges	6,000	5,500
Merger-related expenses	100	500
Impairment loss	2,100	115,100
Restructuring and related charges	200	5,600
Other (a)	9,100	9,400

Operating income (loss)	$102,700	$(15,600)

(a)	Other includes management fee of $5.0 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively; business optimization expense, share-based compensation, sponsor expense, letter of credit fees, an asset impairment charge and a purchase accounting adjustment related to leases.

Pursuant to the Amended PLA, the Company is required to disclose the portion of the Company’s television segment net revenue equal to the royalty base used to determine the license fee payable under the PLA, as set forth below:

in millions	Three Months Ended March 31, 2009
Television segment net revenue	$336.3
Advertising revenue earned from Televisa	(14.9)
Other adjustments to arrive at revenue included in royalty base	(3.5)

Royalty base used to calculate Televisa license fee	$317.9

Part I,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Univision Communications Inc., together with its wholly-owned subsidiaries (the “Company,” “we,” “us” and “our”), has continuing operations in three business segments:

•

Television: The Company’s principal business segment is television, which consists primarily of the Univision and TeleFutura national broadcast networks, the owned and/or operated television stations and the Galavisión cable television network. For the three months ended March 31, 2009, the television segment accounted for approximately 82% of the Company’s net revenues.

•

Radio: Univision Radio is the largest Spanish-language radio broadcasting company in the United States. For the three months ended March 31, 2009, the radio segment accounted for approximately 16% of the Company’s net revenues.

•

Interactive Media: Univision Interactive Media operates the Company’s Internet portal, Univision.com, which provides Spanish-language content directed at Hispanics in the U.S., Mexico and Latin America. For the three months ended March 31, 2009, the Interactive Media segment accounted for approximately 2% of the Company’s net revenues.

On March 30, 2009, the Company repaid the $385.3 million balance on the bank second-lien asset sale bridge loan with cash on hand.

On March 31, 2009, the Company entered into a three-year, $250 million revolving accounts receivable sale facility, the proceeds of which are available for general corporate purposes. See “—Liquidity and Capital Resources.”

Description of Net Revenue

Television net revenue is generated from the sale of network, national and local spot advertising time, subscriber fees and sales commissions on national advertising aired on Univision affiliate television stations less agency commissions and volume and prompt payment discounts. Radio net revenue is derived from the sale of local, national, and network spot advertising time less agency commissions and volume and prompt payment discounts. The Interactive Media business derives its net revenue primarily from online advertising.

Description of Direct Operating Expenses

Direct operating expenses consist primarily of programming, license fees, news and technical costs. License fees related to our program license agreements (the “PLAs”) with Televisa and affiliates of Corporación Venezolana del Television, C.A. (VENEVISION) (“Venevision”) accounted for approximately 12% and 16.4% of our total direct operating and selling, general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively.

Description of Selling, General and Administrative Expenses

Selling, general and administrative expenses include selling, research, promotions, management fee and other general and administrative expenses.

Factors Affecting Our Results

Televisa Program License Agreement Litigation

For the three months ended March 31, 2009, the Company recorded additional Televisa settlement and related charges of $6.0 million, which includes $4.0 million of additional non-cash legal settlement charges resulting from the finalization of the fair value of the Company’s advertising commitment to Televisa.

During the quarter ended March 31, 2009, the Company recorded $14.9 million of non-cash advertising revenue. See “Notes to Condensed Consolidated Financial Statements—9. Commitments and Contingencies.”

Impairment losses

Goodwill and other intangible assets with indefinite lives, such as broadcast licenses, are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists. For the three months ended March 31, 2009 the Company recorded a non-cash impairment loss of $2.1 million. For the three months ended March 31, 2008, the Company recorded non-cash impairment losses of $115.1 million related to its goodwill and intangible assets in connection with assets the Company intended to dispose of, including $92.0 million related to assets which have been reclassified from discontinued operations to continuing operations.

Loss on Investments

The Company monitors its investments for their individual operating results, outlook and market performance. The Company follows the guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in determining whether a decline in fair value below basis is other than temporary. The Company has recorded investment losses of $19.8 million and $17.2 million for the three months ended March 31, 2009 and 2008, respectively. See “Notes to Condensed Consolidated Financial Statements—4. Financial Instruments and Fair Value Measures.”

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

Program Costs for Television Broadcast

Televisa and Venevision provide the Company’s three television networks with a substantial amount of programming. The Company believes that the PLAs and all other agreements with Televisa and Venevision, which were related party transactions prior to the Merger, have been negotiated as arms-length transactions. If the license fee ultimately paid is more than the amount estimated by management, additional license fee expense will be recognized. On January 22, 2009, the Company amended and restated its PLA with Televisa in connection with the settlement of its litigation with Televisa over its Original PLA. See “Notes to Condensed Consolidated Financial Statements—9. Commitments and Contingencies.”

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

Revenue Recognition

Net revenue is comprised of gross revenues from the Company’s television and radio broadcast, cable and Interactive Media businesses, including subscriber fees, sales commissions on national advertising aired on Univision affiliated television stations, less agency commissions and volume and prompt payment discounts. The Company’s television and radio gross revenues are recognized when advertising spots are aired and performance guaranties, if any, are achieved. The Interactive Media business recognizes primarily display advertising and sponsorship advertisement revenue. Display advertising revenue is recognized as “impressions” are delivered and sponsorship revenue is recognized ratably over the contract period. “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Company’s Internet properties.

The Company has certain contractual commitments, primarily with Televisa, to provide future advertising and promotion time. The obligations associated with these commitments are recorded as deferred revenue at an amount equal to the fair value of the advertising and promotion time to be provided. Deferred revenue is relieved and revenue is recognized as the related advertising and promotion time is delivered. Deferred advertising revenue is reported separately on the Company’s condensed consolidated balance sheet.

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

Goodwill and other intangible assets with indefinite lives are tested annually or more frequently if circumstances indicate a possible impairment exists pursuant to Statement of Financial Accounting Standards No. 142 (“SFAS 142”). SFAS 142 requires that the estimated fair value of a reporting unit be compared to its carrying value, including goodwill (the “Step 1 Test”). In Step 1 Test, the Company estimates the fair value of each of our reporting units using a combination of discounted cash flows and market-based valuation methodologies. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples and the amount and timing of expected future cash flows. The cash flows employed in our valuation analysis are based on the Company’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. There were no interim indicators of impairment, therefore, the Company did not perform impairment testing during the three months ended March 31, 2009.

In accordance with SFAS No. 144, Accounting for Impairment of Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. See “Notes to Condensed Consolidated Financial Statements—3. Intangible Assets and Goodwill.”

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires compensation expense relating to share-based payments to be recognized in earnings using a fair-value measurement method. The Company has elected to use the straight-line attribution method of recognizing compensation expense over the vesting period. The fair value of each new stock option award will be estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

Recent Accounting Pronouncements

For recent accounting pronouncements see “Notes to Condensed Consolidated Financial Statements—1. Summary of Significant Accounting Policies.”

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Overview

In comparing our results of operations for the three months ended March 31, 2009 (“2009”) with those ended March 31, 2008 (“2008”), the following should be noted:

•

In 2009, the Company recorded a non-cash impairment loss of $2.1 million. In 2008, the Company recorded a non-cash impairment loss of $115.1 million related to goodwill and intangible assets, primarily FCC licenses.

•

In 2009, the Company recorded a loss on sale of receivables of $16.6 million, which includes transaction costs, in connection with its accounts receivable sale facility. See “Liquidity and Capital Resources” for a description of the facility.

•	In 2009 and 2008, the Company recorded $0.2 million and $5.6 million, respectively, of restructuring and related charges, primarily related to severance payments.

•

In 2009 and 2008, the Company recorded Televisa settlement and related charges of $6.0 million and $5.5 million, respectively, related to its program license agreement with Televisa. See “Notes to Condensed Consolidated Financial Statements—9. Commitments and Contingencies.”

•	In 2009 and 2008, the Company recorded interest expense of $157.1 and $184.8 million, respectively.

•

In 2009 and 2008, the Company recorded losses on investments of $19.8 million and $17.2 million, respectively. See “Notes to Condensed Consolidated Financial Statements—4. Financial Instruments and Fair Value Measures.”

Net revenue. Net revenue was $410.3 million in 2009 compared to $466.4 million in 2008, a decrease of $56.1 million or 12.0%. The Company’s television segment revenues were $336.3 million in 2009 compared to $368.5 million in 2008, a decrease of $32.2 million or 8.7%. The decrease in the revenues of the Company’s television networks and owned-and-operated stations is due to reduced spending on advertising due to the economic downturn offset by an increase in subscriber fee revenue. The Company’s radio segment had revenues of $66.5 million in 2009 compared to $90.0 million in 2008, a decrease of $23.5 million or 26.1% due to reduced spending on advertising as a result of the downturn in the economy. The Company’s Interactive Media segment had revenues of $7.5 million in 2009 compared to $7.9 million in 2008, a decrease of $0.4 million or 5.1%, primarily related to a decrease in display advertising.

Expenses. Direct operating expenses decreased to $140.7 million in 2009 from $176.4 million in 2008, a decrease of $35.7 million or 20.2%. The Company’s television segment direct operating expenses were $113.8 million in 2009 compared to $148.2 million in 2008, a decrease of $34.4 million or 23.2%. The decrease is due to a decrease in programming costs of $12.7 million and a decrease in license fee expense of $21.7 million paid under our PLAs. The Company’s radio segment had direct operating expenses of $22.6 million in 2009 compared to $24.2 million in 2008, a decrease of $1.6 million or 6.6%. The decrease is due to decreased programming costs of $1.2 million and decreased technical costs of $0.4 million. The Company’s Interactive Media segment had direct operating expenses of $4.3 million in 2009 compared to $4.0 million in 2008, an increase of $0.3 million or 7.5%. The increase is due primarily to increased programming and content costs. As a percentage of net revenue, the Company’s direct operating expenses decreased to 34.3% in 2009 from 37.8% in 2008.

Selling, general and administrative expenses decreased to $124.9 million in 2009 from $150.8 million in 2008, a decrease of $25.9 million or 17.2%. The Company’s television segment selling, general and administrative expenses were $86.5 million in 2009 compared to $102.7 million in 2008, a decrease of $16.2 million or 15.8%. The decrease is due primarily to a decrease in selling costs of $3.2 million, decreased bad debt expense of $3.9 million, decreased promotion costs of $1.2 million and a decrease in general and administrative compensation cost of $6.7 million. The Company’s radio segment had selling, general and administrative expenses of $33.6 million in 2009 compared to $43.7 million in 2008, a decrease of $10.1 million or 23.1%. The decrease is due to a decrease in selling costs of $4.5 million, a decrease in promotions costs of $2.8 million and other cost savings of $2.8 million. The Company’s Interactive Media segment had selling, general and administrative expenses of $4.8 million in 2009 compared to $4.4 million in 2008, an increase of $0.4 million or 9.1%. The increase is due primarily to increased selling costs of $0.7 million resulting from new sales initiatives offset by savings of $0.3 million. As a percentage of net revenue, the Company’s selling, general and administrative expenses decreased to 30.4% in 2009 from 32.3% in 2008.

Impairment losses. In 2009, the Company recorded a non-cash impairment loss of $2.1 million. In 2008, the Company recorded a non-cash impairment loss of $115.1 million related to goodwill and intangible assets in connection with non-core assets of radio and television reporting units identified for disposal during the first quarter of 2008.

Merger-related expenses. In 2009 and 2008, the Company incurred merger-related expenses of $0.1 million and $0.5 million, respectively. The costs are primarily related to legal, banking and consulting fees incurred in connection with the Merger.

Restructuring and related charges. In 2009 and 2008, in response to continuing economic conditions, the Company incurred restructuring and related charges related to a reduction in its workforce of $0.2 million and $5.6 million, respectively. The restructuring charges were primarily related to the television segment.

Televisa settlement and related charges. In 2009 and 2008, the Company recorded $6.0 million (which includes an additional legal settlement charge of $4.0 million which resulted from a revision to the fair value of the Company’s advertising commitment to Televisa and $2.0 million of litigation costs) and $5.5 million, respectively, in Televisa settlement and related charges. In connection with the settlement of the litigation between Televisa and the Company, we recognized a legal settlement charge of approximately $596.5 million during the fiscal quarter ended December 31, 2008, comprised of a $3.5 million cash settlement payment to Televisa; a charge of $57.0 million, representing the incremental impact of the renegotiated license fee schedule under the Amended PLA; and a non-cash charge of $536.0 million, representing the fair value of the Company’s advertising commitment to provide Televisa a minimum amount of advertising at no cost to Televisa. The advertising revenue to Televisa will be recognized into revenues over the term of the Amended PLA through 2017, when the Company provides the advertising to Televisa to satisfy its commitment.

Depreciation and amortization. Depreciation and amortization increased to $33.6 million in 2009 from $28.1 million in 2008, an increase of $5.5 million or 19.6%. The Company’s depreciation expense increased to $21.1 million in 2009 from $15.4 million in 2008, an increase of $5.7 million primarily related to recent capital expenditures. The Company had amortization of intangible assets of $12.5 million and $12.7 million in 2009 and 2008, respectively, a decrease of $0.2 million. Depreciation and amortization expense for the television segment increased by $5.5 million to $29.5 million in 2009 from $24.0 million in 2008. Depreciation and amortization expense for the radio segment was $2.1 million in 2009 and 2008. Depreciation and amortization expense for the Interactive Media segment was $2.0 million in 2009 and 2008.

Operating income (loss). As a result of the factors discussed above and in the results of operations overview, the Company had operating income of $102.7 million in 2009 compared to an operating loss of $15.6 million in 2008. The Company’s television segment had operating income of $98.1 million in 2009 and $26.5 million in 2008, an increase of $71.6 million. The Company’s radio segment had operating income of $8.2 million in 2009 compared to an operating loss of $39.6 million in 2008. The Company’s Interactive Media segment had an operating loss of $3.6 million in 2009 and $2.5 million in 2008, a decrease of $1.1 million.

Interest expense. Interest expense decreased to $157.1 million in 2009 from $184.8 million in 2008, a decrease of $27.7 million. The decrease is primarily due to lower interest rates related to our bank borrowings offset by slightly higher average borrowings. See “Notes to Condensed Consolidated Financial Statements—6. Debt.”

Interest income. Interest income increased to $2.7 million in 2009 from $1.6 million in 2008, an increase of $1.1 million. The increase is due primarily to an increase in cash investments resulting from the Company’s borrowings of $700 million from its bank senior secured revolving credit facility. See “Notes to Condensed Consolidated Financial Statements—6. Debt.”

Loss on investments. On March 26, 2009, the Company sold 6.3 million shares of Entravision stock for $2.2 million and recorded a loss of $7.6 million. On March 31, 2009, the Company recorded a charge related to an other-than-temporary decline in the value of its investment in Entravision of $12.2 million. In 2008, in addition to losses of $1.6 million on the sale of Entravision securities, the Company recorded non-cash impairment charges of $15.6 million, consisting of $0.5 million related to the Company’s investment in Entravision and $15.1 million related to Equity Media Holdings Corporation. See “Notes to Condensed Consolidated Financial Statements—4. Financial Instruments and Fair Value Measures.”

Amortization of deferred financing cost. Amortization of deferred financing costs decreased to $11.6 million in 2009 from $12.1 million in 2008, a decrease of $0.5 million.

Loss on sale of receivables. In 2009, the Company recorded a loss on sale of receivables of $16.6 million, which includes transaction costs in connection with its accounts receivable sale facility. See “Notes to Condensed Consolidated Financial Statements—2. Supplemental Balance Sheet Information.”

Interest rate swap expense. In 2009, the Company recorded a pretax expense of approximately $2.4 million in fair market value adjustments and accumulated other comprehensive loss amortization in connection with ceasing the application of hedge accounting. See “Notes to Condensed Consolidated Financial Statements—6. Debt.”

Benefit for income taxes. In 2009, the Company reported an income tax benefit of $46.9 million related primarily to 2009 losses. In 2008, the Company reported an income tax benefit of $63.0 million related primarily to 2008 losses and impairment losses related to intangible assets. The Company’s effective tax benefit rate of 46.3% in 2009 is different from the effective tax benefit rate of 27.8% in 2008 due primarily to permanent tax differences and valuation allowances relating to the write down of certain investments.

Loss from discontinued operation, net of income tax. The Company reported a net loss from discontinued operation in 2009 of $0.9 million compared to a net loss of $2.2 million in 2008 related to its music business. See “Notes to Condensed Consolidated Financial Statements—1. Summary of Significant Accounting Policies.”

Net loss. As a result of the above factors, the Company reported a net loss of $55.2 million in 2009 and $166.2 million in 2008.

Adjusted operating income before depreciation and amortization (“OIBDA”). OIBDA increased to $153.8 million in 2009 from $148.6 million in 2008, an increase of $5.2 million or 3.5%. The increase results from the factors that impacted operating income (loss) as noted above. Adjustments from operating income (loss) to OIBDA are presented below. As a percentage of net revenue, the Company’s OIBDA increased to 37.5% in 2009 from 31.9% in 2008.

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

The table below summarizes the reconciliation of OIBDA to operating income (loss):

In thousands	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
OIBDA	$153,800	$148,600
Depreciation and amortization	33,600	28,100
Televisa settlement and related charges	6,000	5,500
Merger-related expenses	100	500
Impairment loss	2,100	115,100
Restructuring and related charges	200	5,600
Other (a)	9,100	9,400

Operating income (loss)	$102,700	$(15,600)

(a)	Other includes management fee of $5.0 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively; business optimization expense, share-based compensation, sponsor expense, letter of credit fees, an asset impairment charge and a purchase accounting adjustment related to leases.

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of cash flows are its television and radio operations. Funds for debt service will be provided by a combination of funds from operations and cash on hand. Capital expenditures historically have been, and we expect will continue to be, provided by funds from operations and by borrowings. In addition, we have an accounts receivable facility, the proceeds of which are available for general corporate purposes. Cash and cash equivalents were $473.1 million at March 31, 2009 and $692.8 million at December 31, 2008. The decrease of $219.7 million was attributable to bank repayments of $386.8 million and capital expenditures of $9.7 million offset by net cash provided by operating activities of $149.9 million, which includes $193.7 million received from the accounts receivable sale facility, cash flows from investing activities, including $24.6 million received from a short-term investment fund and other sources of funds of $2.3 million.

Capital Expenditures

Capital expenditures totaled $9.7 million for the three months ended March 31, 2009. The Company’s capital expenditures exclude the expenditures financed with capitalized lease obligations. For the fiscal year 2009, the Company plans on spending approximately $50 million for television station facilities; Univision and TeleFutura Network upgrades and facilities expansion; television station transmitter and HDTV conversion projects; radio station facility upgrades; and normal capital improvements.

Accounts Receivable Facility

On March 31, 2009, the Company entered into a three-year, $250 million revolving accounts receivable sale facility (the “Facility”), the proceeds of which are available for general corporate purposes. The Facility was entered into pursuant to a receivables sale agreement, dated March 31, 2009 (the “Purchase Agreement”), among Univision Receivables Co., LLC, a bankruptcy-remote subsidiary in which the Company and its parent, Broadcasting Media Partners, Inc. each holds a 50% voting interest (the “Receivables Entity”), the accounts receivable purchasers from time to time party thereto (the “Purchasers”) and General Electric Capital Corporation, as purchaser agent (the “Purchaser Agent”). The Company holds a 100% economic interest in the Receivables Entity. The Receivables Entity acquires 100% ownership of certain accounts receivable from separate special purpose entities that are wholly-owned by the related accounts receivable originators, which are Company subsidiaries. The assets of the special purpose entities and the Receivables Entity are not available to satisfy the obligations of Univision Communications Inc. or its other subsidiaries.

Pursuant to the Purchase Agreement, the Receivables Entity may sell, from time to time, a senior undivided interest in specified accounts receivable generated by certain subsidiaries of the Company to the Purchasers during the term of the Purchase Agreement. The maximum availability under the Facility is $250 million, and such amount may be decreased subject to certain terms of the Purchase Agreement. The receivables facility is comprised of a $150 million term component and a $100 million revolving component. In addition, subject to certain conditions in the Purchase Agreement, the Facility may be increased to an aggregate amount not to exceed $300 million, provided that the Purchasers have the first option to provide all or a portion of such increase, and any agreement for such increase entered into with a third party purchaser must be satisfactory to the Purchaser Agent. The interest rate on the Facility is LIBOR plus 4.50% per annum, with a 3.00% floor on LIBOR. In addition, the Receivables Entity is obligated to pay a commitment fee to the Purchasers, such fee to be calculated based on the unused portion of the Facility. The Purchase Agreement contains customary default and termination provisions, which provide for the early termination of the Facility upon the occurrence of certain specified events including, but not limited to, failure by the Receivables Entity to pay amounts due, defaults on certain indebtedness, change in control, bankruptcy and insolvency events. The Facility agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to the extent of the undivided interest sold by the Receivables Entity. The Receivables Entity is consolidated in the Company’s condensed consolidated financial statements.

During the quarter ended March 31, 2009, the Company had cash flows of $193.7 million from the sale of undivided interests in accounts receivable under the Facility without recourse. The Company retains a subordinated interest of $109.8 million in the accounts receivable sold.

On March 31, 2009, the Company incurred losses of $16.6 million on the sale of trade receivables under the Facility, which includes one-time transaction costs. These losses are reflected as non-operating costs in the Company’s condensed consolidated statement of operations. Losses are determined by calculating the estimated fair value of receivables sold and retained compared to their carrying amount and expensing related transaction expenses. The fair value of the sold portion of receivables is equal to the proceeds the Company receives upon sale. The fair value of the retained portion is based on the fair value of the related cash the Company expects to receive upon collection, which considers estimated credit losses, interest and service fees. Due to the short-term nature of the related receivables, changes in assumptions are expected to have an insignificant impact on the valuation of the retained interests. The retained interest is subordinated to the sold interest in that it absorbs 100% of any credit losses on the sold receivable interests. The Company will continue to service the receivables sold under the Facility.

Debt Instruments

The Company has a 7-year, $750.0 million bank senior secured revolving credit facility. Interest accrues at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the three months ended March 31, 2009, the effective interest rate related to this facility was 2.7%. On April 7, 2008, the Company borrowed $700.0 million from this facility. Although the Company had no immediate needs for additional liquidity, in light of the then current financial market conditions, the Company drew on the facility to provide it with greater financial flexibility. The remaining cash proceeds of the borrowings are currently maintained in highly liquid short-term investments and in the Reserve Primary Fund. At March 31, 2009, there was $715.4 million outstanding on this facility. After giving effect to borrowings and outstanding letters of credit of $34.4 million as of March 31, 2009, the Company did not have the ability to borrow additional funds under this facility except for $0.2 million.

The bank senior secured term loan facility is a 7.5 year facility totaling $7 billion and accrues interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the three months ended March 31, 2009, the effective interest rate related to this facility was 5.7%. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012.

The bank second-lien asset sale bridge loan was a 2 year loan totaling $500 million and accrued interest at a floating rate, which could be either a Eurodollar rate plus an applicable margin or, at the Company’s option, an alternative base rate (defined as the higher of (x) the Deutsche Bank AG New York Branch prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) plus an applicable margin. During the three months ended March 31, 2009, the effective interest rate related to this facility was 2.9%. The Company repaid approximately $114.7 million of its $500.0 million bank second-lien asset sale bridge loan in May 2008 with the proceeds from the sale of its music recording and publishing business and certain non-core assets. On March 30, 2009, the Company repaid the $385.3 million balance on the bank second-lien asset sale bridge loan with cash on hand.

The Company has a 7.5 year, $450 million bank senior secured draw term loan facility, the balance of which is only available to repay the Company’s $450.0 million pre-Merger 2007 and 2008 senior notes. In 2007, the Company borrowed $200.0 million to repay the 2007 senior notes. On April 9, 2008, the Company borrowed the remaining available $250.0 million from this facility. On October 15, 2008, the Company repaid the $250.0 million 2008 senior notes with these borrowings. After the draw down, there is no remaining credit available under this facility. During the three months ended March 31, 2009, the effective interest rate related to this loan was 2.7%. Commencing June 30, 2010, the Company is required to repay 0.625% of the aggregate principal amount of this facility and the repayment percentage will be reduced to 0.25% beginning June 30, 2012. There was $450.0 million outstanding under this facility at March 31, 2009.

The 9.75% senior notes are 8 year notes due 2015, totaling $1.5 billion and accrue interest at a fixed rate. The initial interest payment on these notes was paid in cash on September 15, 2007. For any interest period thereafter through March 15, 2012, the Company may elect to pay interest on the notes entirely by cash, by increasing the principal amount of the notes or by issuing new notes (“PIK interest”) for the entire amount of the interest payment or by paying interest on half of the principal amount of the notes in cash and half in PIK interest. After March 15, 2012, all interest on the notes will be payable entirely in cash. PIK interest will be paid at the maturity of the senior notes. The notes bear interest at 9.75% and PIK interest will accrue at 10.50%. Interest is payable on these senior notes on March 15th and September 15th each year, beginning September 15, 2007. On March 12, 2009, the Company elected the PIK option under these notes for the period commencing on March 15, 2009 and continuing through September 14, 2009. The Company has elected PIK interest in the amount of approximately $79.0 million for the interest period commencing on March 15, 2009 to enhance liquidity in light of the current uncertainty in the financial markets. The Company will evaluate this option prior to the beginning of each eligible period, taking into account market conditions and other relevant factors at that time.

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

On October 31, 2008, the Company ceased applying hedge accounting on its cash flow hedges as a result of selecting interest payment periods that differed from the interest rate swap contracts. Subsequent to ceasing the application of hedge accounting, the Company recorded changes in the fair value of these contracts into earnings. Additionally, the Company began to amortize the balance of approximately $111.5 million from accumulated other comprehensive loss into net loss. The Company amortizes the amount in accumulated other comprehensive loss into earnings in the same periods during which the original hedged interest payments were forecast. For the three months ended March 31, 2009, subsequent to ceasing the application of hedge accounting, the Company recorded a pretax expense of approximately $2.4 million in fair market adjustments and accumulated other comprehensive loss amortization. At March 31, 2009 the Company had the following amounts recorded on its balance sheet related to these interest rate swap contracts:

in millions	March 31, 2009
Current portion of interest rate swap liability	$39.1
Long-term portion of interest rate swap liability	$178.1
Accumulated other comprehensive loss	$88.9

The $5.0 billion interest rate swap contracts expire on April 30, 2010. The $2.0 billion interest rate swap contract expires on October 31, 2009. The Company will record fair market adjustments into net loss on these swaps until contract termination. Similarly, accumulated other comprehensive amounts will be amortized through the contract termination date.

Voluntary prepayments of principal amounts outstanding under the bank senior secured revolving credit facility, bank senior secured term loan facility and bank senior secured draw term loan (collectively the “Senior Secured Credit Facilities”) will be permitted at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the lenders will require compensation for any funding losses and expenses incurred as a result of the prepayment.

The Senior Secured Credit Facilities and the senior notes contain various covenants and a breach of any covenant could result in a default under those agreements. If any such default occurs, the lenders of the Senior Secured Credit Facilities or the holders of the senior notes may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the senior notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indentures governing the senior notes (assuming certain amounts of that debt were outstanding at the time). The lenders under our Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under our Senior Secured Credit Facilities, the lenders will have the right to proceed against the collateral. The Company is in compliance with all covenants under its Senior Secured Credit Facilities and senior notes as of March 31, 2009.

Additionally, the Senior Secured Credit Facilities contain certain restrictive covenants which, among other things, limit the incurrence of investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

The subsidiary guarantors under the Company’s Senior Secured Credit Facilities and senior notes are all of the Company’s domestic subsidiaries other than certain immaterial subsidiaries. The guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Univision Communications Inc. is not a guarantor and has no independent assets or operations. The bank senior secured term loan facility and senior notes are secured by, among other things (a) a first priority security interest in substantially all of the assets of the Company, Broadcast Holdings and the Company’s material domestic subsidiaries, as defined, including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory, and other tangible and intangible assets, subject to certain customary exceptions; (b) a pledge of (i) all of the Company’s present and future capital stock and the present and future capital stock of each of the Company’s and each subsidiary guarantor’s direct domestic subsidiaries and (ii) 65% of the voting stock of each of our and each guarantor’s material direct foreign subsidiaries, subject to certain exceptions; and (c) all proceeds and products of the property and assets described above.

The Company’s senior notes due 2011 that were outstanding prior to the Merger, on March 29, 2007, and remain outstanding are secured on an equal and ratable basis with the Senior Secured Credit Facilities.

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

The funds for these payments are expected to come from cash from operations and/or cash on hand.

Entravision Investment

At March 31, 2009, the Company owned 9.4 million shares of Entravision Class U common stock. The Company monitors Entravision’s Class A common stock, which is publicly traded, as well as Entravision’s financial results, operating performance and the outlook for the media industry in general. The Company follows the guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in determining whether a decline in fair value below basis is other than temporary. On March 26, 2009, the Company sold 6.3 million shares of Entravision stock for $2.2 million in order to comply with the United States Department of Justice consent decree that required the Company as of that date to own not more than 10% on a fully converted basis, which includes full exercises of employee options and conversion of all convertible securities and recorded a loss of $7.6 million. During the three months ended March 31, 2009, the Company recorded a charge related to an other-than-temporary decline in the value of its investment in Entravision of $12.2 million. At March 31, 2009, after giving effect to this write-down and sale of securities, the Company had an investment in Entravision of $2.4 million and a book basis of $0.26 per share. At March 31, 2009, the Company’s ownership interest in Entravision on a fully converted basis was 9.9%.

During the three months ended March 31, 2008, the Company realized losses of $1.6 million on the sale of Entravision securities. In addition, the Company recorded an unrealized loss of $0.5 million related to its Entravision investment.

Reserve Primary Fund

On September 16, 2008, the Company had an investment of approximately $371.4 million in the Reserve Primary Fund (“RPF”), a money market fund. The RPF indicated that the net asset value (“NAV”) of the fund had declined to $0.97 per dollar and that withdrawals from the fund would be subject to a holding period. On September 22, 2008, the Securities and Exchange Commission (the “SEC”) issued an order granting an exemption that temporarily suspended redemptions of RPF and required the plan for disposition of RPF’s securities to meet redemptions to be subject to the SEC’s supervision. This order was effective as of September 17, 2008. Based upon RPF’s published net asset values, the Company recorded an investment loss of approximately $11.3 million, including approximately $0.3 million of legal fees. On September 29, 2008, the Board of Trustees of the Reserve Fund voted to liquidate the assets of RPF and distribute cash to RPF’s investors. In 2008, the Company received approximately $292.8 million as a distribution from RPF. The RPF made a distribution on February 20, 2009 and the Company received $24.6 million. As of March 31, 2009, the remaining balance of $43.0 million, net of the $11.3 million adjustment to the $0.97 NAV reduction, has been classified as a short-term investment fund. On April 17, 2009, the RPF made a distribution and the Company received $16.7 million. The timing of receipt of the remaining proceeds cannot be determined at this time; however, the maturities of the underlying investments are within one year. Univision has adjusted the fair value measurement of RPF from Level 1 to Level 3 within SFAS 157’s three-tier fair value hierarchy. Changes in market conditions could result in further adjustments to the fair value of this investment.

On May 5, 2009, the SEC filed fraud charges against several entities and individuals who operate the Reserve Primary Fund for failing to provide key material information to investors, the fund’s board of trustees and rating agencies about the fund’s vulnerability as Lehman Brothers Holdings, Inc. sought bankruptcy protection. In bringing the enforcement action, the SEC also seeks to expedite the distribution of the fund’s remaining assets to investors.

Based on our current level of operations, planned capital expenditures, expected future acquisitions and major contractual obligations, the Company believes that its cash flow from operations, together with available cash and the proceeds from the accounts receivable facility will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital expenditures for a period that includes at least the next year.

Below is a summary of the Company’s major contractual payment obligations as of March 31, 2009:

Major Contractual Obligations

As of March 31, 2009

	Payments Due By Period
	2009	2010	2011	2012	2013	Thereafter	TOTAL
	(In thousands)
Bank senior secured revolving credit facility	$—	$—	$—	$—	$—	$715,400	$715,400
Bank senior secured term loan facility	—	131,300	175,000	96,200	70,000	6,527,500	7,000,000
Bank senior secured draw term loan	—	8,400	11,300	6,200	4,500	419,600	450,000
Senior notes	—	—	500,000	—	—	1,500,000	2,000,000
Programming (a)	82,900	108,300	41,500	30,300	61,300	95,600	419,900
Operating leases	26,200	32,000	30,800	29,600	24,000	96,400	239,000
Capital leases	5,900	8,300	8,300	8,300	4,100	88,900	123,800
Research services	19,800	27,200	29,200	11,000	3,700	—	90,900
Music license fees	11,900	3,900	3,700	3,800	4,000	—	27,300

	$146,700	$319,400	$799,800	$185,400	$171,600	$9,443,400	$11,066,300

(a)	Amounts exclude the license fees that will be paid in accordance with the PLAs. Amounts include broadcast rights’ costs for the 2010 and 2014 World Cup and other FIFA events.

Off-Balance Sheet Arrangements

The Company’s account receivable facility agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended. See “Notes to Condensed Consolidated Financial Statements—2. Supplemental Balance Sheet Information.”

We do not have any other off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include: any impact of the economic crisis on our business and financial condition, including reduced advertising revenue; failure to service our debt; inability to comply with our bank credit agreement governing our Senior Secured Credit Facilities, including financial covenants and ratios; cancellation, reductions or postponements of advertising; write downs of the carrying value of assets due to impairment; inability to realize the full value of our intangible assets; failure of our new or existing businesses to produce projected revenues or cash flows; our reliance on Televisa for a significant amount of our network programming; failure to obtain the benefits expected from cross-promotion of media; regional downturns in economic conditions in those areas where our stations are located; possible strikes or other union job actions; changes in the rules and regulations of the FCC; failure to reach agreement with cable operators on acceptable “retransmission consent” terms; a decrease in the supply or quality of programming; an increase in the cost of programming; an increase in the preference among Hispanics for English-language programming; the need for any unanticipated expenses; competitive pressures from other broadcasters and other entertainment and news media; potential impact of new technologies; our pending trial with Televisa with respect to Internet issues; unanticipated interruption in our broadcasting for any reason, including acts of terrorism; our ability to access our remaining holdings in the Reserve Primary Fund and a failure to achieve profitability, growth or anticipated cash flows from acquisitions.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in “Risk Factors” contained in the Company’s December 31, 2008 Annual Report on Form 10-K and in “Part II Item 1A. Risk Factors” contained in this Form 10-Q.

Part I

UNIVISION COMMUNICATIONS INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary interest rate exposure results from changes in the short-term interest rates applicable to the Company’s $7.0 billion interest rate swap contracts noted below. Under the interest rate swap contracts, the Company agreed to receive a floating rate payment for a fixed rate payment. At March 31, 2009, since the fixed rates applicable to the interest rate swap contracts were higher than the floating rate, which is the three month LIBOR rate, an increase of 10% in the floating interest rate applicable to interest rate swap contracts would result in a decrease to interest expense of approximately $26.0 million on pre-tax earnings and pre-tax cash flows over a one-year period. Conversely, a decrease of 10% in the floating interest rate applicable to interest rate swap contracts would result in an increase in interest expense of approximately $26.0 million on pre-tax earnings and pre-tax cash flows over a one-year period related to these borrowings.

The Company also has interest rate exposure from changes in the short-term interest rates applicable to the Company’s variable interest rate bank loans. The Company’s overall interest rate exposure is on its $7.0 billion bank senior secured term loan facility, $715.4 million senior secured revolving credit facility and $450.0 million bank senior secured draw term loan at March 31, 2009. A change of 10% in interest rates would have an impact of approximately $4.2 million on pre-tax earnings and pre-tax cash flows over a one-year period related to these borrowings. The Company has an immaterial foreign exchange exposure in Mexico.

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

On October 31, 2008, the Company ceased applying hedge accounting on its cash flow hedges as a result of selecting interest payment periods that differed from the interest rate swap contracts. Subsequent to ceasing the application of hedge accounting, the Company recorded changes in the fair value of these contracts into earnings. Additionally, the Company began to amortize the balance of approximately $111.5 million from accumulated other comprehensive loss into earnings. The Company amortizes the amount in accumulated other comprehensive loss into earnings in the same periods during which the original hedged interest payments were forecast. For the three months ended March 31, 2009, subsequent to ceasing the application of hedge accounting, the Company recorded a pretax expense of approximately $2.4 million in fair market adjustments and accumulated other comprehensive loss amortization. At March 31, 2009 the Company had the following amounts recorded on its balance sheet related to these interest rate swap contracts:

in millions	At March 31, 2009
Current portion of interest rate swap liability	$39.1
Long-term portion of interest rate swap liability	$178.1
Accumulated other comprehensive loss	$88.9

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

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. As of March 31, 2009, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

In addition, no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Televisa PLA Litigation

On January 22, 2009, the parties settled and released and discharged all claims and counterclaims (whether known or unknown) under the Original PLA whether or not included in the litigation (including those that had previously been dismissed without prejudice), other than with respect to Televisa’s claim that the Original PLA entitled it to transmit or permit others to transmit any television programming into the United States from Mexico over or by means of the Internet and certain pending disputes about rights under the Original PLA to movies that Televisa obtained rights from others or co-produced. As part of the settlement the Company paid Televisa $3.5 million, withdrew its protest on monies previously paid to Televisa under protest and entered into the Amended PLA that, among other things, revised the terms for the license fee payable by Univision and revised the terms for making unsold advertising on Univision’s networks available to Televisa by committing Univision to provide a minimum amount of advertising at no charge to Televisa. In 2008, the Company recorded $610.8 million in Televisa settlement and related charges. In connection with the settlement of the litigation between Televisa and the Company, the Company recognized a legal settlement charge of approximately $596.5 million during the fiscal quarter ended December 31, 2008, comprised of a $3.5 million cash settlement payment to Televisa; a charge of $57.0 million, representing the incremental impact of the renegotiated license fee schedule under the Amended PLA; and a non-cash charge of $536.0 million, representing the fair value of the Company’s advertising commitment to provide Televisa a minimum amount of advertising at no cost to Televisa. The advertising revenue to Televisa will be recognized into revenues over the term of the Amended PLA through 2017 when the Company provides the advertising to Televisa to satisfy its commitment. During the three months ended March 31, 2009, the Company incurred additional legal settlement costs of $6.0 million associated with the finalization of the valuation of the deferred advertising revenues and incremental legal expenses.

The Company has asked the United States District Court for the Central District of California for a judicial declaration that Televisa may not transmit or permit others to transmit any programming that is licensed to the Company under the PLA into the United States over or by means of the Internet. Televisa disputes this claim. A trial with respect to the Internet issue was scheduled to begin on April 21, 2009 but the date has now been postponed to June 9, 2009. The Company intends to pursue its claim vigorously. A separate action filed by Televisa in Los Angeles Superior Court seeking a declaration that it may, without liability to Univision, transmit or permit others to transmit such programming into the United States over or by means of the Internet has been stayed pending resolution of the Company’s claim.

Item 1A.	Risk Factors

Except as stated below, there have been no material changes in the discussion pertaining to the risk factors that were provided in the December 31, 2008 Annual Report on Form 10-K.

The following risk factors have been updated:

Our ability to generate the significant amount of cash needed to service our debt and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

As of March 31, 2009, we had outstanding total indebtedness of approximately $10.2 billion, including capital lease obligations and an aggregate of $2.0 billion of senior notes. In addition, beginning on June 30, 2010, we will be required to repay 0.625% of the aggregate principal amount under both, our $7.0 billion bank senior secured term loan facility and our $450.0 million bank senior secured draw term loan facility. Further on March 12, 2009, we elected to pay interest on our $1.5 billion of 9.75%/10.50% senior notes by increasing the principal amount of the notes by approximately $79.0 million for the interest period commencing on March 15, 2009.

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

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our Senior Secured Credit Facilities or otherwise in amounts sufficient to enable us to service our indebtedness, including the senior notes and borrowings under our Senior Secured Credit Facilities or to fund our other liquidity needs. Further, the availability under our accounts receivable facility is limited by the level of accounts receivable our subsidiaries create.

In addition, the credit crisis and related turmoil in the global financial markets has had and may continue to have an impact on our liquidity. For example, we are currently unable to access part of our cash invested in The Reserve Primary Fund, a money market fund that has suspended redemptions and is being liquidated. We had invested approximately $371.4 million in this fund, and have recorded an investment loss of $11.3 million, including approximately $0.3 million of legal fees, on our investment in this fund in the third quarter of 2008. To date we have received a partial distribution of $334.1 million from the Reserve Primary Fund. On December 3, 2008, the Reserve Primary Fund announced its plan of liquidation which will include future interim distributions, subject to a special reserve established to satisfy certain costs and expenses of the fund, including pending or threatened claims against the fund. While we expect to receive substantially all of our remaining holdings in this fund, we cannot predict when this will occur or the amount we will receive. It is possible that we may encounter difficulties in receiving the remaining distributions given the current market conditions.

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

The current global financial crisis and recession may have an adverse impact on our industry, business, results of operations or financial position.

The continuation or worsening of the current global financial crisis and recession could have an adverse effect on the fundamentals of our business, results of operations and/or financial position. These current economic conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive, services, telecommunications, travel and restaurant industries, which provide a significant amount of our advertising revenue. There can be no assurance that we will not experience any further material adverse effect on our business as a result of the current economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers or our financial condition, results of operations or the trading price of our securities. Potential consequences of the continuing current global financial crisis and recession include:

•

the financial condition of companies that advertise on our stations, including, among others, those in the automotive, services, telecommunications, travel and restaurant industries, which may file for bankruptcy protection or face severe cash flow issues, may result in a further significant decline in our advertising revenue;

•	our ability to borrow capital on terms and conditions that we find acceptable, or at all, may be limited, which could limit our ability to refinance our existing debt;

•	our ability to pursue the acquisition or divestiture of television or radio assets may be limited, both as a result of these factors

•

the possibility that our business partners such as our counterparties to our outsourcing and new share arrangements could be negatively impacted and our ability to maintain these business relationships;

•	the possible further impairment of some or all of the value of our syndicated programming, goodwill and other intangible assets, including our broadcast licenses; and

•

the possibility that one or more of the lenders under our bank credit agreement could refuse to fund its commitment to us or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

We are continuing to experience declining net revenue and net losses, primarily as a result of the global financial crisis and recession. Were these factors to continue for an extended period of time, our ability to comply with our bank credit agreement governing our Senior Secured Credit Facilities, including financial covenants and ratios, and continue to operate our business as it is presently conducted could be jeopardized.

We reported a net loss of $5,127.3 million and $55.2 million for the year ended December 31, 2008 and the quarter ended March 31, 2009, respectively. We had positive cash flow from operations of $8.5 million and $149.9 million for the year ended December 31, 2008 and the quarter ended March 31, 2009, respectively. Additionally, as of December 31, 2008 and March 31, 2009, we had an accumulated deficit of $5,375.2 million and $5,430.4 million, respectively. If we were to experience continuing net losses and further declining net revenue beyond the amounts we have budgeted for the remainder of 2009, there could be an adverse effect on our liquidity and capital resources, including but not limited to our failure to comply with the financial covenants or ratios under our bank credit agreement governing our Senior Secured Credit Facilities. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to seek a waiver from our banks if we are unable to comply with our financial covenants or ratios, or we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. Any of these remedies may not, if necessary, be effected on commercially reasonable terms, or at all. In addition, the indentures governing the senior notes and credit agreement for our Senior Secured Credit Facilities may restrict us from adopting some of these alternatives. Any default under our bank credit agreement governing our Senior Secured Credit Facilities, inability to renegotiate such agreement if required, obtain additional financing if needed, or obtain waivers for any failure to comply with financial covenants and ratios would have a material adverse effect on our overall business and financial condition.

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated June 26, 2006, by and among Umbrella Holdings, LLC., Umbrella Acquisition, Inc., and Univision Communications Inc. (5)

3.1	Certificate of Merger, dated March 28, 2007. (6)

3.2	Amended and Restated Certificate of Incorporation of the Company. (6)

3.3	Amended and Restated Bylaws of the Company. (6)

4.1	Form of specimen stock certificate. (6)

4.2	Indenture dated as of July 18, 2001, between Univision Communications Inc. and The Bank of New York as Trustee. (3)

Exhibit Number	Description
4.3	Form of Supplemental Indenture to be delivered by additional guarantors, among Univision Communications Inc., the Guaranteeing Subsidiaries to be named therein and The Bank of New York as Trustee. (3)

4.4	Officer’s Certificate dated July 18, 2001 relating to the Company’s 7.85% Notes due 2011. (4)

4.5	Indenture dated as of March 29, 2007 between Umbrella Acquisition and Wells Fargo Bank, National Association, as trustee. (6)

4.6	First Supplemental Indenture, dated as March 29, 2007 among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (6)

10.1	Credit Agreement dated March 29, 2007, among Umbrella Acquisition and Univision of Puerto Rico, Inc., as borrowers, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch as administrative agent and collateral agent. (6)

10.2	Form of First-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (6)

10.3	Form of Second-Lien Guarantee and Collateral Agreement (included in Exhibit 10.1). (6)

10.4	Form of First-Lien Trademark Security Agreement (included in Exhibit 10.1). (6)

10.5	Form of Second-Lien Trademark Security Agreement (included in Exhibit 10.1). (6)

10.6	Form of First-Lien Copyright Security Agreement (included in Exhibit 10.1). (6)

10.7	Form of Second-Lien Copyright Security Agreement (included in Exhibit 10.1). (6)

10.8	Principal Investors Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Principal Investor signatories thereto. (6)

10.9	Stockholders Agreement dated as of March 29, 2007 by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc. and certain Stockholder signatories thereto. (6)

10.10	Participation, Registration Rights, and Coordination Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain Stockholder signatories thereto. (6)

10.11	First Amendment to Principal Investors Agreement (“PIA”), Participation, Registration Rights and Coordination Agreement and Stockholders Agreement, dated January 29, 2008, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and each person executing the PIA as a principal investor. (8)

10.12	First Amendment to Participation, Registration Rights and Coordination Agreement and Stockholders Agreement, dated January 29, 2008, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Umbrella Acquisition, Inc., and certain persons who will be stockholders of Broadcasting Media Partners, Inc. (8)

10.13	Management Agreement, dated March 29, 2007, by and among Broadcasting Media Partners, Inc., Broadcast Media Partners Holdings, Inc., Madison Dearborn Partners IV, L.P., Madison Dearborn Partners V-B, L.P., Providence Equity Partners V Inc., Providence Equity Partners L.L.C., KSF Corp., THL Managers VI, LLC and TPG Capital, L.P. (6)

10.14	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Joseph Uva. (6)

10.15	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Ray Rodriguez. (6)

Exhibit Number	Description
10.16	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Andrew Hobson. (6)

10.17	Employment Agreement dated March 29, 2007 between Broadcasting Media Partners, Inc. and Douglas Kranwinkle. (6)

10.18	Form of Indemnification Agreement for Outside Directors. (6)

10.19	Broadcasting Media Partners, Inc. 2007 Equity Incentive Plan. (6)

10.20	Form of Restricted Stock Award Agreement. (6)

10.21	Form of Restricted Stock Unit Award Agreement. (6)

10.22	Form of Notice of Restricted Stock Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (6)

10.23	Notice of Restricted Stock Awards for Joseph Uva. (7)

10.24	Form of Notice of Restricted Stock Unit Award for Andrew W. Hobson, Ray Rodriguez and Joseph Uva. (6)

10.25	Promissory Note and Stock Pledge Agreement dated June 19, 2007 between Joseph Uva and Broadcasting Media Partners, Inc. (7)

10.26	Services Agreement, dated as of January 29, 2008 and effective as of March 29, 2007, by and between Broadcasting Media Partners, Inc., SCG Investments IIB LLC and BMPI Services LLC. (8)

10.27	Employment Agreement dated January 1, 2005 between Univision Management Company and Peter H. Lori. (8)

10.28	Amendment to Employment Agreement effective as of December 2, 2006 between Univision Management Company and Peter H. Lori. (8)

10.29	Option Award Agreement and Notice of Stock Option Grant for Douglas Kranwinkle. (8)

10.30	Option Award Agreement and Notice of Stock Option Grant for Peter H. Lori. (8)

10.31*	Purchase Agreement, dated as of February 27, 2008, between Univision Communications Inc., a Delaware corporation and UMG Recordings, Inc., a Delaware corporation. (8)

10.32*	Agreement and First Amendment to Purchase Agreement dated as of May 5, 2008 between Univision Communications Inc., a Delaware corporation and UMG Recordings, Inc., a Delaware corporation. (9)

10.33	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Venevision International Corp. and the Company. (2)

10.34	Second Amended and Restated Program License Agreement dated as of December 19, 2001 by and between Productora de Teleprogramas, S.A. de C.V. and the Company. (2)

10.35	Participation Agreement dated as of October 2, 1996 by and among the Company, Perenchio, Televisa, Venevision and certain of their affiliates. (1)

10.36	Amended and Restated International Program Rights Agreement dated as of December 19, 2001 by and among the Company, Venevision International, Inc. and Grupo Televisa, S.A. (2)

10.37	Third Amended and Restated Program License Agreement dated as of January 22, 2009 between Televisa, S.A., de C.V. and Univision Communications Inc. (10)

Exhibit Number	Description
10.38	Mutual Release and Settlement Agreement dated as of January 22, 2009 between Televisa, S.A. de C.V. and Grupo Televisa, S.A.B., on the one hand, and Univision Communications Inc. and TeleFutura Network on the other hand. (10)

10.39

Receivables Purchase Agreement entered into as of March 31, 2009 by and among Univision Receivable Co., LLC, a Delaware limited liability company, the financial institutions signatory hereto from time to time as purchasers, the CIT Group/Business Credit, Inc., as administrative Agent, CIT Capital Securities, LLC, as lead arranger and General Electric Capital Corporation, a Delaware corporation, as a Purchaser and as agent for the Purchasers.

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

May 15, 2009